Form 10-Q
period 1996-04-30
ALEXION PHARMACEUTICALS INC
filed 1996-06-13
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- - ---  Act of 1934:
     For the quarterly period ended April 30, 1996

                                       OR

- - --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
     For the transition period from ____________ to _____________

     Commission file number: 0-27756


                          ALEXION PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                              13-3648318
           --------                              ----------
           (State or other                       (I.R.S. Employer
           jurisdiction of                       Identification No.)
           incorporation or
           organization)

            25 SCIENCE PARK, SUITE 360, NEW HAVEN, CONNECTICUT 06511
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  203-776-1790
                                  ------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X        No
         ---          ---



                CLASS                       OUTSTANDING AT JUNE 12, 1996
    -------------------------------         ----------------------------
    Common Stock, $0.0001 par value                  7,323,018

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                      INDEX



                                                                            Page

PART I. FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets as of April 30, 1996
          and July 31, 1995                                                   3

          Statements of  Operations  for the three and nine months ended
          April 30, 1996 and 1995 and for the period from inception
          January 28, 1992 to April 30, 1996                                  4

          Statements  of Cash Flows for the nine months  ended April 30,
          1996 and 1995 and for the period from inception
          January 28, 1992 to April 30, 1996                                  5

          Notes to Financial Statements                                       6


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9


PART II. OTHER INFORMATION                                                   13


SIGNATURES                                                                   14


                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                              April 30, 1996    July 31, 1995
                                                                             ===============   ==============
                                  ASSETS                                       (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                                  $19,078,419       $5,079,212
     Marketable securities                                                          627,893          622,253
     Prepaid expenses                                                               391,044          172,462
                                                                             ---------------   --------------
               Total current assets                                              20,097,356        5,873,927
                                                                             ---------------   --------------
Equipment, net of accumulated
     depreciation and amortization                                                  654,317          970,938
                                                                             ---------------   --------------
Other Assets:
     License technology rights, net                                                 352,364          418,363
     Patent application costs, net                                                  194,724          198,246
     Organization costs, net                                                          8,457           17,986
     Security deposits and other assets                                             264,178          447,816
                                                                             ---------------   --------------
               Total other assets                                                   819,723        1,082,411
                                                                             ---------------   --------------
                               TOTAL ASSETS                                     $21,571,396       $7,927,276
                                                                             ===============   ==============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable, current portion                                                $332,635         $316,978
     Obligations under capital leases, current portion                               50,324          103,447
     Accounts payable                                                               280,469          318,517
     Accrued expenses                                                               391,266          576,197
     Deferred revenue                                                               334,300        1,000,000
                                                                             ---------------   --------------
               Total current liabilities                                          1,388,994        2,315,139
                                                                             ---------------   --------------
Notes Payable, net of current portion                                               202,305          456,127
                                                                             ---------------   --------------
Obligations under Capital Leases, net of current portion                             13,281           36,793
                                                                             ---------------   --------------


Stockholders' Equity:
     Series A convertible preferred stock, $.0001 par value;  5,000,000                   0              199
           shares authorized;  no shares issued and outstanding at
           April 30, 1996 and 1,986,409 shares issued and outstanding at January 31, 1996
     Common stock, $.0001 par value;  25,000,000 shares authorized;                     734              400
          7,334,893 and 3,996,913 shares issued at April 30, 1996
          and July 31, 1995
     Additional paid-in capital                                                  42,738,273       24,258,885
     Deficit accumulated during development stage                               (22,772,089)     (19,140,165)
     Treasury stock, at cost;  11,875 shares                                           (102)            (102)
                                                                             ---------------   --------------
               Total stockholders' equity                                        19,966,816        5,119,217

                                                                             ---------------   --------------

                     TOTAL LIABILITIES AND NET EQUITY                           $21,571,396       $7,927,276
                                                                             ===============   ==============


                              See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (UNAUDITED)


                                                                                                January 28, 1992
                                    Three months ended April 30,  Nine months ended April 30,    (inception)
                                    ---------------------------   ----------------------------      through
                                        1996          1995            1996           1995         April 30 1996
                                    -------------  ------------   -------------  -------------   ---------------
CONTRACT RESEARCH REVENUES              $767,885       $68,235      $1,837,798       $113,838        $1,973,889
                                    -------------  ------------   -------------  -------------   ---------------

OPERATING EXPENSES:
     Research and Development          1,685,270     1,408,922       4,456,806      4,401,607        18,982,477
     General and Administrative          440,297       395,807       1,190,142      1,212,314         6,037,915
                                    -------------  ------------   -------------  -------------   ---------------
     Total Operating Expenses          2,125,567     1,804,729       5,646,948      5,613,921        25,020,392
                                    -------------  ------------   -------------  -------------   ---------------
OPERATING LOSS                        (1,357,682)   (1,736,494)     (3,809,150)    (5,500,083)      (23,046,503)
                                    -------------  ------------   -------------  -------------   ---------------

OTHER INCOME (EXPENSE), net              144,839       (14,060)        177,226        (76,359)          274,414
                                    -------------  ------------   -------------  -------------   ---------------

NET LOSS                             ($1,212,843)  ($1,750,554)    ($3,631,924)   ($5,576,442)     ($22,772,089)
                                    =============  ============   =============  =============   ===============



NET LOSS PER COMMON SHARE (Note 3)    ($0.18)        ($0.43)        ($0.70)        ($1.37)
                                    =============  ============   =============  =============

SHARES USED IN COMPUTING NET
    LOSS PER COMMON SHARE              6,652,398     4,055,989       5,216,377      4,055,907
                                    =============  ============   =============  =============





                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                  January 28, 1992
                                                                    Nine months ended April 30      (inception)
                                                                    ---------------------------       through
                                                                       1996           1995         April 30, 1996
                                                                    ------------  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        ($3,631,924)   ($5,576,442)    ($22,772,089)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
       Depreciation and amortization                                    653,086        577,380        2,239,542
       Net realized loss on marketable securities                             0         11,434           36,234
       Change in assets and liabilities:
         Prepaid expenses                                              (218,582)        10,294         (391,044)
         Accounts payable                                               (38,048)       (95,672)         280,469
         Accrued expenses                                              (184,931)       (59,119)         391,266
         Deferred revenue                                              (665,700)             0          334,300
                                                                    ------------  -------------    -------------
            Net cash used in operating activities                    (4,086,099)    (5,132,125)     (19,881,322)
                                                                    ------------  -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                        0              0       (2,729,909)
    Proceeds from marketable securities                                       0      1,156,776        2,055,145
    Purchases of equipment                                             (226,921)      (266,160)      (2,067,237)
    Licensed technology costs                                                 0        (32,500)        (615,989)
    Patent application costs                                            (30,494)       (46,280)        (324,584)
    Organization costs                                                        0              0          (63,530)
                                                                    ------------  -------------    -------------
            Net cash (used in) provided by investing activities        (257,415)       811,836       (3,746,104)

                                                                    ------------  -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred and common stock         18,473,883      3,593,197       41,549,644
    Deferred offering costs                                                   0         48,357                0
    Advances from stockholder                                                 0              0        1,200,000
    Repayments of capital lease obligations                             (76,635)       (63,729)        (314,459)
    Borrowings under notes payable                                                           0        1,179,135
    Repayments of notes payable                                        (238,165)      (205,560)        (644,195)
    Security deposits and other assets                                  183,638          6,549         (264,178)
    Repurchase of common stock                                                0              0             (102)
                                                                    ------------  -------------    -------------
            Net cash provided by (used in) financing activities      18,342,721      3,378,814       42,705,845

                                                                    ------------  -------------    -------------

NET INCREASE (DECREASE) IN CASH                                      13,999,207       (941,475)      19,078,419


CASH at beginning of period                                           5,079,212      1,809,022                0

                                                                    ------------  -------------    -------------

CASH AT END OF PERIOD                                               $19,078,419       $867,547      $19,078,419

                                                                    ============  =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for income taxes                                               $0        $17,750          $30,684
                                                                    ============  =============    =============
    Cash paid for interest expense                                      $86,563       $134,875         $383,935
                                                                    ============  =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Conversion of advances from stockholder into common stock                $0             $0       $1,200,000
                                                                    ============  =============    =============
    Equipment acquired pursuant to capital lease obligations                 $0             $0         $378,064
                                                                    ============  =============    =============



                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Operations and Basis of Presentation--

     Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of autoimmune diseases (lupus nephritis, rheumatoid arthritis, multiple sclerosis) and cardiovascular disorders (perioperative bleeding associated with cardiopulmonary bypass, myocardial infarction, and stroke). As an outgrowth of its core technologies, the Company is developing, in collaboration with a third party (see Note 5), xenograft organ products designed for transplantation into humans without clinical rejection.

     The Company is in the development stage and is devoting substantially all of its efforts toward product research and development, and raising capital. The Company has not generated significant revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals, the development of commercially usable products, the need to obtain adequate additional financing necessary to fund the development of its products, and competition from substitute products and larger companies. Additional financing will be needed prior to commercialization of the planned products.

     The Company has incurred losses of approximately $22.8 million since inception and has funded those losses primarily through the issuance of equity securities. At the end of February and in early April of 1996, the Company completed an initial public offering of 2,200,000 shares and 330,000 shares (the underwriter's over-allotment), respectively, of common stock resulting in net proceeds of approximately $18.4 million (see Note 6).

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's initial public offering Prospectus dated February 28, 1996, which is a part of the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-00202).


2. Cash and Cash Equivalents and Marketable Securities--

     Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months.

     The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

entity. The Company follows Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to this Statement, the Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital.


3  Net Loss Per  Share--

     Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except pursuant to the requirements of the SEC, common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options, have been included in the calculation of weighted average number of common shares outstanding for all periods presented using the treasury stock method. The inclusion of additional shares assuming the conversion of Series A convertible preferred stock into common stock would have been antidilutive for all periods presented and, accordingly, has been excluded from the computation of net loss per common share.


4. Revenue Recognition--

     Contract research revenues are recognized when expenses for development activities are incurred and the related work is performed under the terms of the contracts. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved.


5. Contract Research Revenues--

     Contract research revenues recorded by the Company consist of research and development support under a collaboration with United States Surgical Corporation ("US Surgical"), and Small Business Innovation Research ("SBIR") grants awarded in July and September 1995 from the National Institutes of Health ("NIH"), and funding from the Commerce Department's National Institute of Standards and Technology ("NIST"). For the three and nine months ended April 30, 1996, the Company received $130,000 and $297,000, respectively, in funding from the SBIR grants.

     In August 1995, the Company was awarded funding from NIST under its Advanced Technology Program ("ATP"). Through the ATP, the Company may receive up to approximately $2 million over three years to support the Company's UniGraft program in

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

universal donor organs for transplantation. For each of the three and nine months ended April 30, 1996, the Company recognized $132,000 revenue related to this funding program.

     In July 1995, the Company entered into a research and development agreement with US Surgical. US Surgical agreed to fund pre-clinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of pre-clinical development in four semi-annual installments of up to $1.0 million, and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock. No revenue was recognized related to this agreement as of July 31, 1995. For the three and nine months ended April 30, 1996, the Company recognized $505,000 and $1,409,000, respectively, of revenue related to this agreement. US Surgical also purchased 9.1 percent, 200,000 shares aggregating $1.65 million, of the shares of common stock offered in the Company's initial public offering (see Note 6).


6. Initial Public Offering--

     On February 28, 1996, the Company completed an initial public offering of 2,200,000 shares at a price of $8.25 per share of common stock, par value of $0.0001, for net proceeds of approximately $15.9 million. In addition, all outstanding shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") were automatically converted into 794,554 shares of common stock. On April 11, 1996, the representative of the several underwriters (the "Representative") exercised their over-allotment option to purchase an additional 330,000 shares at the initial offering price per share resulting in additional proceeds, less underwriter's discount and expenses, of approximately $2.5 million to the Company.

     In connection with the Company's public offering, the Company sold to the Representative, for nominal consideration, the Representative's Warrants to purchase from the Company 220,000 shares of common stock. The Representative's Warrants are initially exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997 and are restricted from sale, transfer, assignment or hypothecation for a period of twelve (12) months from the date hereof, except to officers of the Representative.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, the cost of manufacturing, the Company's ability to obtain additional funds, competition from substitute products and larger companies, and those other risks discussed under the heading "Risk Factors" in the Prospectus, dated February 28, 1996, included in the Company's Registration Statement on Form S-1, as amended (Reg. No. 333-00202).


OVERVIEW
- - --------

     Since its inception in January 1992, Alexion has been a development-stage company devoting substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing. For the period from inception to April 30, 1996, the Company incurred a cumulative net loss of approximately $22.8 million.

     The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. There can be no assurance that the Company's drug discovery efforts will result in the development of commercially successful therapeutic drugs or that the Company will be able to negotiate acceptable collaborative arrangements to develop or commercialize its products, that arrangements or other collaborations entered into, if any, will be successful, or that current or potential collaborators will not pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by programs with the Company.

     While there can be no assurance as to the terms of future corporate partnerships, if any, for licensed applications, a corporate partner would likely be expected to bear the substantial cost and much of the manpower-intensive effort of clinical development, scale-up production, seeking U.S. Food and Drug Administration ("FDA") approval and marketing. Alexion has

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


entered into a strategic alliance with United States Surgical Corporation ("US Surgical") with respect to the Company's UniGraft program, and intends to seek additional strategic alliances with major pharmaceutical companies.


RESULTS OF OPERATIONS
- - ---------------------

   Three Months Ended April 30, 1996
   Compared with Three Months Ended April 30, 1995
   -----------------------------------------------

     The Company's contract research revenues increased to $768,000 for the three months ended April 30, 1996 from $68,000 for the same period ended April 30, 1995. This increase was due primarily to the Company's collaborative research and development agreement with US Surgical, two Small Business Innovation Research ("SBIR") grants from the National Institutes of Health ("NIH"), and funding received from the National Institute of Standards and Technology's ("NIST") Advanced Technology Program ("ATP"). Revenues recognized from the US Surgical agreement, ATP funding, and SBIR grants for the three months ended April 30, 1996 consisted of $505,000, $132,000, and $130,000, respectively.

     Research and development expenses increased 20% to $1,685,000 for the three months ended April 30, 1996 from $1,409,000 for the three months ended April 30, 1995. The increase resulted principally from higher expenditures for external research collaborations and increased preclinical and manufacturing process development costs for the Company's recombinant product candidates.

     During the three months ended April 30, 1996 and 1995, the Company expended $440,000 and $396,000, respectively on general and administrative related activities. The increase of 11% was due primarily from increased professional fees related to business development.

     The Company earned other income, net of $145,000 for the three months ended April 30, 1996 as compared to recognizing other expense, net of $14,000 for the same period ended April 30, 1995. This other income, net resulted principally from greater interest income from higher cash balances available for investment and the decreased interest expense associated with maturing notes payable used to finance the purchase of certain equipment, maturing capital equipment leases.

     As a result of the above factors, the Company incurred a net loss of $1,213,000 and $1,751,000 for the three months ended April 30, 1996 and 1995, respectively.


   Nine Months Ended April 30, 1996
   Compared with Nine Months Ended April 30, 1995
   ----------------------------------------------

     Earned contract research revenues increased to $1,838,000 for the nine months ended April 30, 1996 from $114,000 for the six months ended April 30, 1995. The increase was primarily due to revenues from the Company's collaborative research and development agreement

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


with US Surgical, its two SBIR grants from the NIH, and funding received from the NIST's ATP. Total contract research revenues for the nine months ended April 30, 1996 recognized from the US Surgical agreement, SBIR grants, and the ATP funding were $1,409,000, $297,000, and $132,000, respectively.

     During the nine months ended April 30, 1996 and 1995, the Company expended $4,457,000 and $4,402,000, respectively, on research and development activities. The 1% increase, or $55,000, resulted principally from increased preclinical and manufacturing process development costs for the Company's recombinant product candidates.

     General and administrative expenses decreased 2% to $1,190,000 for the nine months ended April 30, 1996 from $1,212,000 for the nine months ended April 30, 1995. The decrease was due principally to reduced travel expenses related to reduced expenditures for external research collaborations and for scientific consulting activities.

     Other income, net was $177,000 for the nine months ended April 30, 1996 as compared to other expense, net of $76,000 for same period a year ago. This other income, net was due primarily from the greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable used to finance the purchase of certain equipment, maturing capital equipment leases.

     As a result of the above factors, the Company decreased its net loss by $1,944,000 or 35% to a net loss of $3,632,000 for the nine months ended April 30, 1996 as compared to a net loss of $5,576,000 for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     On February 28, 1996, the Company completed an initial public offering of 2,200,000 shares of Common Stock at a price of $8.25 per share, and received net proceeds of approximately $15.9 million. In addition, all outstanding shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") were automatically converted into 794,554 shares of common stock. On April 11, 1996, the representative of the several underwriters for the public offering exercised their over-allotment option to purchase an additional 330,000 shares resulting in additional net proceeds of approximately $2.5 million to the Company.

     Since its inception and prior to the completion of the public offering, the Company financed its operations and capital expenditures principally through private placements of equity securities resulting in approximately $24.3 million of net proceeds. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. The Company has also received approximately $1.7 million in research and development support under its collaboration with US Surgical, $433,000 from its SBIR grants, and $132,000 from NIST ATP.

     The net proceeds of the Company's recent initial public offering and from its private placements, notes payable and capital leases, and the cash generated from the corporate

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


collaboration with US Surgical and SBIR grants have been used to fund operating expenses of approximately $19.9 million and investments of approximately $2.4 million in equipment and approximately $941,000 in licensed technology rights and patents through April 30, 1996. During the nine months ended April 30, 1996, the Company's capital expenditures totaled $227,000 primarily for the acquisition of laboratory equipment. The Company had cash, cash equivalents and marketable securities of approximately $19.7 million as of April 30, 1996.

     The Company leases its administrative and research and development facilities under three operating leases expiring in June 1998, December 1997, and April 1999, respectively, each with an option for up to an additional three years. The Company is obligated to make payments pursuant to certain of its licensing and research and development agreements.

     The Company anticipates that its existing available capital resources together with the proceeds of its recent initial public offering and the exercise of the over-allotment option, and interest earned thereon should be sufficient to fund its operating expenses and capital requirements as currently planned into the fourth quarter of 1997 calendar year. The Company's future capital requirements will depend on many factors, the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing.

     Alexion expects to incur substantial additional costs, including costs associated with research, preclinical and clinical testing, manufacturing process development, contract manufacturing, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds through additional financings including public or private equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all, or that discussions with potential collaborative partners will result in any agreements. The unavailability of additional financing could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself, any of which could have a material adverse effect on the Company.


OTHER MATTERS
- - -------------

     In May 1996, the Company licensed technology from Enzon, Inc. in respect to certain patent rights related to single chain antibodies.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


PART II. OTHER INFORMATION


Item 5. Other Information. None


Item 6. Exhibits

        (a) Exhibit 27--Article 5 Financial Data Schedule for 3rd Quarter 10-Q

        (b) Reports on Form 8-K--None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ALEXION PHARMACEUTICALS, INC.


Date: June 12, 1996         By: /s/ LEONARD BELL, M.D.
                                ----------------------------------------------
                                    Leonard Bell, M.D.
                                    President and Chief Executive Officer,
                                      Secretary and Treasurer (principal
                                      executive officer)


Date: June 12, 1996         By: /s/ DAVID W. KEISER
                                ----------------------------------------------
                                    David W. Keiser
                                    Executive Vice President and Chief Operating
                                      Officer (principal financial officer)


Date: June 12, 1996         By:  /s/ BARRY P. LUKE
                                ----------------------------------------------
                                     Barry P. Luke
                                     Senior Director of Finance and Accounting
                                      (principal accounting officer)