Form 10-K
period 1996-07-31
ALEXION PHARMACEUTICALS INC
filed 1996-10-29
CIK 899866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended JULY 31, 1996

                                       or

[    ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934: For the transition period from __________________________ to ___________________.

Commission file number: 0-27756.

                          ALEXION PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                13-3648318
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

            25 SCIENCE PARK, SUITE 360, NEW HAVEN, CONNECTICUT 06511
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  203-776-1790
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on October 21, 1996, was $51,214,970.

The number of shares of Common Stock outstanding as of October 21, 1996 was 7,339,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Registrant's 1996 Annual Meeting of Stockholders on December 13, 1996 is incorporated by reference in Part III, Item 11 of this Form 10-K.

          When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, to preserve its trade secrets and proprietary rights which could cause actual results to differ materially from those projected.

          The risks and uncertainties which could affect actual results include, but are not limited to, the Company's past operating losses and lack of revenue from product sales, the Company's anticipated need for additional funds for its research and product development programs, for operating expenses and for other development costs, the early stage of the Company's product development, the rapid technological changes and intense competition in the pharmaceutical industry, the uncertainty of the Company's ability to obtain patent protection for its technology, to preserve its trade secrets and proprietary rights and to operate without infringing the proprietary rights of third parties, the Company's ability to compete successfully in its industry, the ability of the Company to obtain required governmental approvals for testing, and thereafter, manufacturing and marketing products, the eligibility of the Company's products, if developed, for reimbursement from the government and private health insurers, the Company's ability to attract and retain qualified personnel, the Company's dependence on outside parties and collaborators for certain research and development and other product development functions, the Company's ability to develop or arrange with third parties for manufacturing, marketing, sales, clinical testing and regulatory compliance capabilities, and the ability of the Company to obtain sufficient liability insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims.

          These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I.

ITEM 1. BUSINESS

GENERAL

     Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") is a biopharmaceutical company engaged in the research and development of proprietary immunoregulatory compounds for the treatment of autoimmune and cardiovascular diseases. The Company is developing C5 Complement Inhibitors ("C5 Inhibitors") and Apogens ("Apogens"), two classes of potential therapeutic compounds designed to selectively target specific disease-causing segments of the immune system. The Company believes that its C5 Inhibitors and Apogens, which are based upon distinct immunoregulatory technologies, may have the advantage of achieving a higher level of efficacy with the potential for reduced side effects when compared to existing therapeutic approaches. The Company will need to undertake and complete further tests in order to confirm its belief, and there can be no assurance as to the results of any such tests. Primary therapeutic targets for the C5 Inhibitor products are cardiovascular disorders, including prevention of bleeding and inflammation in cardiopulmonary bypass procedures ("CPB") during open heart surgery and myocardial infarction, and autoimmune disorders including lupus nephritis and rheumatoid arthritis. Key disease targets for the Apogen program include the autoimmune disorders multiple sclerosis and diabetes mellitus.

     As an outgrowth of its core technologies, the Company is developing, in collaboration with United States Surgical Corporation ("US Surgical"), non-human UniGraft organ products designed for transplantation into humans.

ALEXION'S DRUG DEVELOPMENT STRATEGY

         Alexion's strategy is to develop novel immunoregulatory therapeutics for disease states, disorders and clinical indications for which the Company believes treatment options are either non-existent or inadequate. Consequently, Alexion's product candidates may represent significant therapeutic advances which might be expected to afford the Company's products, if successfully developed, important advantages in achieving market acceptance, third party reimbursement and support of its products from cost/benefit and health economic perspectives.

     Currently available therapies for certain autoimmune, cardiovascular and neurologic diseases, in which the immune system attacks the patient's own tissue, broadly suppress the entire immune system, thus causing potentially severe side effects. In contrast, Alexion's proprietary compounds are designed to be more effective with reduced side effects when compared to currently available therapies by generally targeting only the specific disease-causing segments of the immune system, leaving the remaining segments of the immune system intact to perform their normal protective functions. The Company is developing two classes of potential therapeutic compounds, C5 Inhibitors and Apogens. C5 Inhibitors are designed to specifically block the formation of disease-causing complement proteins, while Apogens are designed to selectively eliminate disease-causing T-cells. In the longer term, as an outgrowth of its core technologies and in collaboration with US Surgical, the Company is developing non-human UniGraft organ products which are designed for transplantation into humans without clinical rejection.

ALEXION DRUG DEVELOPMENT PROGRAMS

     The Human Immune System. The role of the human immune system is to defend the body from attack or invasion by infectious agents or pathogens. This is accomplished through a complex system of proteins and cells, primarily complement proteins, antibodies and various types of white blood cells, each with a specialized function. Under normal circumstances, complement proteins, together with antibodies and white blood cells, act beneficially to protect the body by removing pathogenic microorganisms, cells containing antigens (foreign proteins), and disease-causing immune complexes (combinations of antigens and antibodies). However, any number of stimuli, including antibodies, pathogenic microorganisms, injured tissue, normal tissue, proteases (inflammatory enzymes) and artificial surfaces can locally activate complement proteins in a cascade of enzymatic and biochemical reactions (the "complement cascade") to form inflammatory byproducts leading, for example, in the case of cardiovascular disorders such as myocardial infarction (death of heart tissue), to additional significant damage to the heart tissue and, in the case of rheumatoid arthritis, to severe joint inflammation. T-cells, a type of white blood cell, play a critical role in the normal immune response by recognizing cells containing antigens, initiating the immune response, attacking the antigen-containing tissue and directing the production of antibodies directed at the antigens, all of which lead to the elimination of the antigen-bearing foreign organism. When a T-cell mistakenly attacks host tissue, the T-cell may cause an inflammatory response resulting in tissue destruction and severe autoimmune disease leading, for example, in the case of multiple sclerosis to severe and crippling destruction of nerve fibers in the brain.

C5 Inhibitor Immunotherapeutics

     Alexion is developing specific and potent biopharmaceutical C5 Inhibitors which are designed to intervene in the complement cascade at what the Company believes to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact. In laboratory and animal models of human disease, Alexion has shown that C5 Inhibitors are effective in substantially preventing inflammation during CPB, reducing tissue damage during myocardial infarction, reducing the incidence and severity of inflammation and joint damage in rheumatoid arthritis, enhancing survival in lupus and preserving kidney function in nephritis (kidney inflammation). The Company is developing two C5 Inhibitors, a short acting humanized (compatible for human use) single chain antibody (5G1.1-SC) designed for acute therapeutic settings such as in CPB procedures and in treating myocardial infarctions, and a long acting humanized monoclonal antibody (5G1.1) designed for treating chronic disorders such as lupus and rheumatoid arthritis.

Cardiopulmonary Bypass Surgery

     In performing certain complex cardiac surgical procedures, it is necessary to detour blood from the patient's heart and lungs to a cardiopulmonary (heart-lung) bypass machine in the operating room which artificially adds oxygen to the blood and then circulates the oxygenated blood to the organs in the patient's body. The Company believes that excessive bleeding during and after surgery and impaired oxygenation after surgery, both significant complications of CPB, may be the result of an inflammatory process that begins when CPB is initiated. The CPB related inflammatory response is associated with the rapid activation of the complement cascade caused when the patient's blood is perfused through the CPB machine and comes into contact with artificial surfaces. The inflammation is also characterized by activation of platelets (cells responsible for clotting) and neutrophils (a type of white blood cell). The Company believes that platelet activation and subsequent platelet dysfunction during CPB impair the patient's ability to arrest the bleeding that occurs after extensive surgery and that neutrophil activation is associated with impaired lung function.

     The short acting humanized single chain antibody C5 Inhibitor (5G1.1-SC) is designed to inhibit complement activation in patients immediately before and during CPB in order to prevent the acute bleeding complications and other morbidities associated with CPB. Those effects might reduce the need for blood transfusions, the time spent by patients in the intensive care unit, and the scope of other required treatments associated with CPB. Preliminary studies by the Company indicate that the Company's C5 Inhibitor can substantially prevent activation of platelets and neutrophils and the subsequent inflammatory process that occurs during circulation of human blood in a closed-loop CPB circuit.

     An Investigational New Drug application ("IND") was filed with the United States ("U.S.") Food and Drug Administration ("FDA") at the end of March 1996 for the C5 Inhibitor, 5G1.1-SC, and after receiving FDA authorization, a Phase I clinical trial in healthy male volunteers began in June 1996. In September 1996, the Company received authorization from the FDA to begin its second clinical trial, a Phase I/II trial, of 5G1.1-SC in patients undergoing CPB.

     The American Heart Association ("AHA") estimates that approximately 450,000 CPB surgical procedures were performed in the United States during 1992 (the latest year for which AHA data is available).

Myocardial Infarction

         Myocardial infarction (heart attack) is an acute cardiovascular disorder where the coronary arteries (the arteries feeding the heart muscle) are blocked to such an extent that the flow of blood is insufficient to supply enough oxygen and nutrients to keep the heart muscle alive. With insufficient supply of blood, oxygen, and nutrients, the underperfused heart muscle subsequently infarcts (dies). Myocardial infarction most often occurs due to a blockage in a coronary artery, caused by atherosclerosis. Upon the reduction in flow in the coronary artery, a complicated cascade of inflammatory events commences within the blood vessel involving platelets and leukocytes and their secreted factors, complement proteins, and endothelial cells. The subsequent severe inflammatory response targeting the area of the underperfused cardiac muscle is associated with subsequent necrosis (death) of the heart muscle. In addition to the high incidence of sudden cardiac death at the onset, severe complications associated with the initial survival of an acute myocardial infarction include congestive heart failure, stroke, and death.

         The Company is developing the C5 Inhibitor, 5G1.1-SC (currently being applied to the treatment of patients undergoing CPB, as discussed above) to inhibit complement activation in patients suffering an acute myocardial infarction in order to reduce the extent of infarcted myocardium. The Company and its collaborators have performed preliminary preclinical studies in rodents which have demonstrated that administration of a C5 Inhibitor, at the time of myocardial ischemia (insufficient supply of blood to the heart muscle) and prior to reperfusion, significantly reduces the extent of subsequent myocardial infarction compared to control studies.

     The AHA estimates that approximately 1,000,000 Americans survived a heart attack in 1992 and thus be potentially eligible for such drug treatment.

Rheumatoid Arthritis

     Rheumatoid arthritis is an autoimmune disease directed at various organ and tissue linings, including the lining of the joints, causing inflammation and tissue destruction. Clinical signs and symptoms of the disease include weight loss, joint pain, morning stiffness and fatigue. Further, the joint destruction can progress to redness, swelling and pain with frequent, severe joint deformity. Rheumatoid arthritis is generally believed to be due to antigen-specific T-cells which both directly attack the patient's joints and also activate B-cells (a type of white blood cell) to produce antibodies which deleteriously activate complement proteins in the joint, leading to inflammation, with subsequent tissue and joint destruction.

     Alexion is developing a long acting humanized recombinant monoclonal antibody (5G1.1), a C5 Inhibitor which is designed to inhibit complement activation and thereby reduce the severity and frequency of flares of joint inflammation and arrest progressive tissue damage in joints caused by complement activation. The Company has performed preclinical studies in rodent models of rheumatoid arthritis. Treatment with the Company's specific C5 Inhibitor substantially prevented the onset of inflammation and pathology in the joints and disease progression, ameliorated established disease and also substantially prevented the onset of clinical signs of rheumatoid arthritis. 5G1.1 is currently in the early stages of process development for the production of material for use in clinical trials.

     In the United States approximately 2,500,000 patients receive treatment from a physician for rheumatoid arthritis.

Nephritis

     The kidneys are responsible for filtering blood to remove toxic metabolites and maintain the blood minerals that are required for normal metabolism. Each kidney consists of millions of individual filtering units, each filtering unit called a glomerulus. When glomeruli are damaged, the kidney can no longer adequately maintain its normal filtering function. Clinically severe nephritis, found in many patients suffering from systemic lupus erythematosus ("lupus" or "SLE") and other autoimmune diseases, occurs when more than 90% of the kidney is destroyed by disease. Kidney failure is frequently associated with hypertension, strokes, infections, anemia, heart inflammation, joint inflammation, coma and death. Most forms of damage to the glomerulus are mediated by the immune system and particularly by antibodies and activated complement proteins.

     Alexion is developing the C5 Inhibitor 5G1.1 (also being applied to the treatment of rheumatoid arthritis, as discussed above) for the prevention and treatment of inflammation in lupus patients. The Company has performed preclinical studies in a mouse model of acute nephritis. In this model, the Company's specific C5 Inhibitor substantially prevented inflammation in the kidney tissue. Further, in a separate chronic mouse model that spontaneously develops a disease similar to lupus with concomitant nephritis, substantially more animals treated with the Company's specific C5 Inhibitor survived as compared to untreated control animals.

     Alexion's proposed product to treat and prevent nephritis is directed at a patient population which includes SLE as well as diseases with lower prevalence such as Goodpastures disease and others. According to the Lupus Foundation, 1.4 million Americans suffer from lupus. Further, an estimated 70% of individuals afflicted with Lupus suffer nephritis.

Apogen Immunotherapeutics

     The Company's Apogen compounds are based upon discoveries at the National Institutes of Health ("NIH") which are exclusively licensed to Alexion and upon further discoveries by Alexion. These discoveries involve a mechanism by which substantially all disease-causing T-cells are selectively eliminated in vivo in animal models of disease. The highly specific recombinant Apogens under development by the Company are designed to selectively eliminate disease-causing T-cells in patients with certain autoimmune diseases including multiple sclerosis and diabetes mellitus. The Company has demonstrated that its lead proprietary Apogen, MP4, is effective at preventing neurologic disease in animal models of multiple sclerosis. MP4 is currently in process development and the Company believes it will file an IND for the multiple sclerosis indication in 1997.

Multiple Sclerosis

     Multiple Sclerosis ("MS") is an autoimmune disease of the central nervous system which hinders the ability of the brain and spinal cord to control movement, speech and vision. MS can be severely debilitating with long term disability a common outcome. In severe cases, the reduced motor strength may confine the patient to a wheelchair. MS is widely believed to be due to the attack of a patient's antigen-specific T-cells on the protective myelin sheath surrounding nerve cells in the central nervous system.

     Preclinical animal studies performed by Alexion in the experimental autoimmune encephalomyelitis mouse model of MS, have demonstrated that administration of the Company's proprietary Apogen MS product candidate, MP4, at the time of disease induction, effectively prevents the development of severe neurologic disease and administration of MP4 after the onset of disease ameliorates established disease. In in vitro studies, Alexion and NIH scientists have observed that MP4 is also capable of eliminating antigen-specific human T-cells from patients with MS. MP4 is in the later stage of preclinical studies and process development. The Company anticipates that it will file an IND for MP4 in 1997. There can be no assurance that an IND will be filed, or that the Company will be permitted to commence clinical trials on a timely basis.

         According to the National Multiple Sclerosis Society, an estimated 250,000 people in the United States suffer from MS.

Diabetes Mellitus

     Type I Diabetes Mellitus, or Insulin Dependent Diabetes Mellitus ("IDDM"), is the most severe form of diabetes and is generally believed to be caused by an autoimmune T-cell attack and destruction of the insulin producing cells in the pancreas. This process, which usually begins in childhood, causes reduced production of insulin, which is responsible for the breakdown of glucose, resulting in uncontrolled elevations in the patient's blood sugar. Without treatment, IDDM can be fatal.

     Alexion is currently developing Apogen DM which is designed to prevent and treat IDDM by eliminating antigen-specific T-cells which are responsible for the pancreatic B-cell destruction. Alexion has established animal models of diabetes and has commenced initial preclinical studies with an Apogen DM prototype.

     According to the American Diabetes Association, up to 800,000 Americans are insulin dependent diabetics. The Company intends to design its potential product as a preventative for individuals at high risk of developing the disease and as a therapy for patients who still have a population of insulin producing cells, in order to arrest progression of the disease and the subsequent development of longer term complications.

The UniGraft Program

     As an outgrowth of its core technologies, the Company is also developing, in collaboration with U.S. Surgical, non-human cell and organ UniGraft products which are designed for transplantation into humans without clinical rejection. Rejection of non-human tissue by patients is generally believed to occur in two stages, a very rapid hyperacute phase extending over minutes to hours and a somewhat less rapid acute phase, extending from days to months. Hyperacute rejection is generally believed to be mediated by naturally-occurring antibodies in the patient, most of which target a carbohydrate antigen uniquely present on the surface of non-human tissue (but not on the patient's own tissue). After binding to the foreign tissue, these antibodies activate the cascade of complement proteins on the surface of the donor tissue with subsequent destruction of the donor tissue. Subsequently, acute rejection of xenografts (tissue from different species) is generally believed to be mediated by T-cells, many of which are specific to the transplanted tissue.

     UniGraft products are being designed to resist both complement/antibody-mediated hyperacute rejection and T-cell-mediated acute rejection. Alexion has commenced studies employing the UniGraft technologies during transplantation of genetically engineered and proprietary porcine cells and organs into primates. Pigs are a preferred source of organ supply because the anatomy, size, and physiology of their hearts and other organs are similar to human organs. Alexion has genetically engineered swine so that the porcine cells are resistant to lysis (break-up) and activation by human complement proteins. Alexion has also discovered and designed porcine specific antibodies which have been demonstrated to selectively and significantly block the human T-cell response to porcine tissue in in vitro studies.

     Alexion has tested genetically engineered pig hearts, livers and lungs transplanted into primates and has observed pig organ function for as long as 48 hours, as compared to less than one hour for porcine organs that have not been genetically engineered. Alexion is currently employing its immunoregulatory and molecular engineering technologies in order to develop UniGraft hearts, lungs, livers, pancreases and kidneys.

     According to the United Network of Organ Sharing, there are approximately 18,000 organ transplants performed annually in the U.S. and there are an additional 35,000 patients on waiting lists for transplant organs. The Company believes that the availability and viability of xenograft organs for transplantation could increase the transplant market significantly.

Gene Transfer Vector Products

     Gene therapy is an emerging field of science based on the delivery of genes into living cells to produce therapeutic proteins intracellularly. Gene transfer technology may permit intracellular treatment of cancers, viral infections and other diseases. Therapeutic genes are carried by vectors, or gene transporters, into targeted cells. All commonly used clinical gene transfer vectors, including modified retroviruses, modified adenoviruses, and DNA-liposome conjugates, are large molecules that, if injected into a patient, are recognized as foreign and subject to rejection by the human immune system. Certain of these vectors, known as modified retroviruses, have been particularly useful for ex vivo gene therapy because of their versatility, efficiency, stability of expression and relative safety. Retroviral vectors can be modified to deliver genes for a variety of different therapeutic applications. However, as these vectors are derived from non-human cells, they are recognized as foreign by the recipient's immune system and thus are eliminated in human blood prior to having a significant therapeutic effect.

     The Company is applying its research in, and knowledge of the body's rejection response to engineer retroviral vector producer cells and particles which, when employed in gene transfer products, would be able to survive and function in vivo following implantation or direct injection, respectively. By protecting retroviral vector producer cells and particles from the initial phase of rejection, the Company believes that its proprietary gene transfer vectors will survive in vivo and be able to deliver therapeutic genes to patients' cells. The Company has developed proprietary retroviral-based gene transfer vectors, producer cells, and particles which survive in human blood ex vivo. The Company is currently evaluating various options for commercializing its gene transfer technologies.

STRATEGIC ALLIANCES, COLLABORATIONS AND LICENSES

     The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can realistically be managed by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resource commitments will be required, a key element of Alexion's strategy is the formation of corporate partnerships with major pharmaceutical companies for product development and commercialization. For licensed applications, a corporate partner would be likely to bear the substantial cost and much of the manpower-intensive effort of clinical development, scale-up production, FDA approval and marketing. Alexion has entered into a strategic alliance with US Surgical with respect to the Company's UniGraft program, and intends to develop additional strategic alliances with major pharmaceutical companies for certain of its other technologies. There can be no assurance that the Company will enter into additional strategic alliances, or, if entered into, what the terms of any strategic alliance will be.

United States Surgical Corporation

     In July 1995, the Company and US Surgical entered into the Joint Development Agreement, pursuant to which the Company and US Surgical agreed to collaborate to jointly develop and commercialize the Company's UniGraft technology for organ transplantation. Pursuant to the Joint Development Agreement, Alexion has primary responsibility for preclinical development, clinical trials and regulatory submissions relating to the UniGraft program, and US Surgical has primary responsibility for production, sales, marketing and distribution of UniGraft products to the extent developed and approved for commercialization. Further, US Surgical has committed to exclusively develop with the Company xenotransplantation products.

     US Surgical agreed to fund preclinical development of UniGraft products by paying to Alexion up to $6.5 million allocated as follows: (i) up to $4.0 million of the cost of preclinical development in four semi-annual installments of approximately $1.0 million (the first installment of which was paid in July
1995), and (ii) $2.5 million upon achieving certain milestones involving development of a genetically engineered pig. Through October 1, 1996, the Company has received approximately $3.0 million in research and development support under its collaboration with US Surgical. In addition, US Surgical agreed to pay $1 million upon achieving a milestone involving the transplantation of non-primate tissue into primates (the "Primate Milestone"). There can be no assurance that the Company will achieve the agreed upon milestones, and therefore, there can be no assurance that Alexion will receive any particular milestone payment from US Surgical. In furtherance of the joint collaboration, US Surgical also purchased $4.0 million of Common Stock of the Company, at a price of $8.75 per share. US Surgical also purchased approximately ten percent of the shares of Common Stock offered at the Company's initial public offering. US Surgical beneficially owns an aggregate of 657,142 shares of Common Stock or 9.0% of the outstanding shares.

     If the Primate Milestone is achieved, US Surgical is to advise the Company whether it intends to exercise its priority right to provide all clinical funding for the UniGraft product, and the Company and US Surgical are to agree upon milestone payments to be made by US Surgical to the Company for the first three UniGraft products. Unless and until US Surgical determines to terminate clinical funding for a UniGraft product, US Surgical shall have the exclusive worldwide marketing, sales and distribution rights with respect to such UniGraft product, including market introduction decisions and control of marketing, sales and distribution decisions. For inventions made by the Company during the performance of the preclinical or clinical programs outlined in the Joint Development Agreement, the Company will own the inventions and US Surgical is granted (i) a worldwide exclusive license to sell transplant products derived from the Company's xenotransplantation technology;
(ii) a worldwide exclusive license to sell products (a) in the fields related to businesses in which US Surgical is engaged and (b) not in the fields in which the Company is currently developing its products (i.e., anti-inflammatories and gene therapy systems); and (iii) an option to an exclusive license to sell products in fields outside those related to businesses which US Surgical is engaged but excluding fields which the Company is currently developing its products (i.e., anti-inflamatories and gene therapy systems). US Surgical has agreed to pay to the Company royalties on net sales of products. The Company has retained full rights to inventions in fields of gene therapy systems and anti-inflammatories as well as to inventions in fields for which US Surgical does not exercise its option.

     The Joint Development Agreement may be terminated by US Surgical, for any or no reason, effective on or after January 1, 1998, if notice is given by US Surgical at least six months prior thereto. In the event of a termination by US Surgical, all rights licensed by Alexion shall revert to Alexion.


Licenses and Other Sponsored Research

     The Company has obtained licenses with respect to certain issued patents and patent applications, to supplement the research of its own scientists. The Company has agreed to pay to its licensors royalties on sales of certain products based on the licensed technologies, as well as, in some instances, minimum royalty and milestone payments, and patent filing and prosecution costs. The Company has also agreed to indemnify its licensors and, in certain instances, the inventors, against certain liabilities, including liabilities arising out of product liability claims and, in certain instances, under the securities laws. Because research leading to inventions licensed from domestic licensors are generally supported by the United States Government, the Government has retained certain statutory rights, including a non-exclusive, royalty-free license to use the licensed inventions, and to manufacture and distribute products based thereon, for Government use only. A summary of certain of such licenses, as well as the Company's other material licenses and sponsored research, is presented below.

Yale University/Oklahoma Medical Research Foundation

     The Company has obtained exclusive, worldwide licenses to certain issued patents and patent applications and related technology from Yale and OMRF with respect to complement inhibitors and UniGraft technology. Since obtaining the patent licenses, the Company has made further discoveries relating to complement inhibitors and the UniGraft technology, resulting in the filing by the Company of numerous additional U.S. patent applications. In addition, the Company has provided funding for separate sponsored research by certain of these inventors and, to the extent that an invention would not be covered by an existing license from OMRF to the Company, the

Company has the first and prior right to license any inventions in the field arising from the research.

National Institutes of Health

     The Company has obtained an exclusive, worldwide license from NIH for rights to two patent applications related to the work performed at NIH on antigen-specific elimination of disease-causing T-cells in patients with certain inflammatory disorders.

     In further support of the Company's Apogen program, the Company and the National Institute of Allergy and Infectious Diseases ("NIAID") have entered into a Cooperative Research and Development Agreement (the "NIH CRADA"). The subject matter of the NIH CRADA includes preclinical and clinical development based upon discoveries by NIAID regarding the antigen-specific elimination of disease-causing T-cells in patients with certain inflammatory disorders. The principal investigator of the NIH CRADA is the principal inventor of the inventions licensed to the Company by NIH. NIAID has granted the Company the first and prior right to an exclusive commercialization license for any and all inventions or products developed pursuant to the NIH CRADA. Pursuant to the NIH CRADA, the Company committed to pay $159,000 per year for a three-year period. To date, approximately $477,000 has been paid under such agreement. The NIH is part of the United States Department of Health and Human Services.

Biotechnology Research and Development Corporation

     The Company has entered into a license agreement with the Biotechnology Research and Development Corporation ("BRDC"), under which the Company has become the worldwide, exclusive licensee of the porcine embryonic stem cell technology developed at the University of Illinois and sponsored by BRDC, and related patent applications for xenotransplantation purposes. The Company believes that this technology may assist it in its UniGraft organ transplantation program.

     In connection with the license agreement with BRDC, the Company became a common shareholder of BRDC, which is a research management corporation. At the present time, the Company, American Cyanamid Company, Hewlett Packard Company, Dow Chemical Company, Mallinckrodt Group Inc. and Agricultural Research and Development Corporation are common shareholders of BRDC. BRDC is currently funding numerous research projects in biotechnology, and each of the common shareholders, including the Company, retains the right to license for commercial development the technologies resulting from substantially all of these research programs. The Company has paid $50,000 for the purchase of its common stock of BRDC and has committed to an annual research contribution to the consortium for four years. To date, the Company has paid approximately $550,000 under the agreement.

However, minimum annual royalty payments under the license agreement with BRDC have been waived so long as the Company remains a shareholder of BRDC.

Tufts University

     In October 1995, Alexion entered into a Research Subcontract Agreement with Tufts University funded by the ATP/NIST grant referred to below. Under the research program governed by this one year contract, Tufts has been engaged to undertake genetically engineered pig production on behalf of the Company, in support of its UniGraft organ transplantation program.

Grants

Phase II SBIR Grant

     In September 1995, Alexion was awarded a $750,000 Phase II SBIR (Small Business Innovation Research Program) grant from the National Heart, Lung, and Blood Institute of the NIH. The award was made in support of the research and clinical development of the Company's C5 Inhibitor to treat complications of cardiovascular surgery.

Phase I SBIR Grant

     In July 1995, Alexion was awarded a $100,000 Phase I SBIR grant from the NIAID of the NIH. The award was made in support of the research and development of the Company's gene transfer technology.

ATP/NIST

     In August 1995, the Company was awarded cost-shared funding from the Commerce Department's National Institute of Standards and Technology ("NIST") under its Advanced Technology Program ("ATP"). Through the ATP, the Company may receive up to approximately $2.0 million over three years to support the Company's UniGraft program in universal donor organs for transplantation.

Medical Research Council License

     In March 1996, the Company entered into a license agreement with the Medical Research Council under which the Company has become the worldwide non-exclusive licensee of certain patents related to the humanization and production of monoclonal antibodies.

Enzon License

In May 1996, the Company licensed from Enzon, Inc. on a worldwide non-exclusive basis certain patents related to single chain antibodies.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patents and other proprietary rights are important to its business. The Company's policy is to file patent applications to protect technology, inventions and improvements to its technologies that are considered important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     The Company has filed several U.S. patent applications and international
(PCT) counterparts of certain of these applications. In addition, the Company has exclusively licensed several additional United States patent applications and issued U.S. patents. Amongst the Company's owned and licensed patents and patent applications, approximately 25% relate to technologies or products in the C5 Inhibitor program, 11% relate to the Apogen program, 11% relate to the Gene Transfer program and 53% relate to the UniGraft program.

     The Company's success will depend in part on its ability to obtain United States and foreign patent protection for its products, preserve its trade secrets and proprietary rights, and operate without infringing on the proprietary rights of third parties or having third parties circumvent the Company's rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the health care industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes. There can be no assurance that any patents will issue from any of the patent applications owned by or licensed to the Company. Further, even if patents were to issue, there can be no assurance that they will provide the Company with significant protection against competitive products or otherwise be commercially valuable. In addition, patent law relating to certain of the Company's fields of interest, particularly as to the scope of claims in issued patents, is still developing and it is unclear how this uncertainty will affect the Company's patent rights. Litigation, which could be costly and time consuming, may be necessary to enforce patents issued to the Company and/or to determine the scope and validity of others' proprietary rights, in either case in judicial or administrative proceedings. The Company's competitive position is also dependent upon unpatented trade secrets which generally are difficult to protect. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that the Company's trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that they infringe the patents of others. Any such infringement litigation would be costly and time consuming to the Company.

     The Company is aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies and genetically engineered animals. The Company has received notice from certain of these parties regarding the existence of certain of these patents which the owners claim may be relevant to the development and commercialization of certain of the Company's proposed products. With respect to certain of these patents, the Company has acquired certain licenses which it believes are relevant for the expeditious development and commercialization of certain of its products as currently contemplated. With regard to another of these patents, the Company has identified and is testing various approaches which it believes should not infringe this patent and which should permit commercialization of its products. There can be no assurance that the owner of this patent will not seek to enforce the patent against the Company's so-modified commercial products or against the development activities related to the non-modified products. Although the Company believes that it can obtain licenses to the patents necessary for its contemplated commercial products, there can be no assurance that the Company will be able to obtain licenses on commercially reasonable terms. If the Company does not obtain necessary licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Further, there can be no assurance that owners of patents that the Company does not believe are relevant to the Company's product development and commercialization will not seek to enforce their patents against the Company. Such action could result in litigation which would be costly and time consuming. There can be no assurance that the Company would be successful in such litigations. The Company is currently unaware of any such threatened action.

     Certain of the licenses by which the Company obtained its rights in and to certain technologies require the Company to diligently commercialize or attempt to commercialize such technologies. There can be no assurance that the Company will meet such requirements, and failure to do so for a particular technology could result in the Company losing its rights to that technology.

     Currently, the Company has not sought to register its potential trademarks and there can be no assurance that the Company will be able to obtain registration for such trademarks.

     It is the Company's policy to require its employees, consultants, members of its scientific advisory board, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or a collaboration with the Company. These agreements provide that all confidential information developed or made known during the course of relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for the Company, utilizing property of the Company or relating to the Company's business and conceived or completed by the individual during employment shall be the exclusive property of the Company to the extent permitted by applicable law. There can be no assurance, however, that these agreements will provide meaningful protection of the Company's trade secrets or adequate remedies in the event of unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

     The preclinical and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics.

     The steps required before a novel biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and in vivo preclinical studies, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Product License Application ("PLA") and Establishment License Application ("ELA"), and (v) FDA review of the PLA and the ELA. The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. Following approval, if granted, the establishment or establishments where the product is manufactured are subject to inspection by the FDA and must comply with current good manufacturing practice ("GMP") regulations, enforced by the FDA though its facilities inspection program. Manufacturers of biologics also may be subject to state regulation.

     Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be produced according to applicable GMP regulations and preclinical safety tests must be conducted in compliance with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail, inter alia, the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase III trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a PLA/ELA requesting approval for the manufacture, marketing and commercial shipment of the product. The FDA may deny a PLA/ELA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any PLA/ELA submitted by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for PLA/ELA approval is the requirement that the prospective manufacturers quality control and manufacturing procedures conform to GMP regulations, which must be followed at all times in the manufacture of the approved product. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

     Both before and after approval is obtained, a product, its manufacturer, and the holder or the holders of the PLA/ELA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or PLA/ELA holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, manufacturer, or PLA/ELA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

     For clinical investigation and marketing outside the United States, the Company is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above.

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical and chemical companies, as well as specialized biotechnology companies, are engaged in activities similar to those of the Company. Certain of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than the Company. Many of these companies have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and other regulatory approval procedures. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

     The Company competes with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biotechnology companies have focused their developmental efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by the Company; in some instances such products have already entered clinical trials. Other companies are engaged in research and development based on complement proteins, T-cell therapeutics, gene therapy and xenotransplantation.

     T-Cell Sciences ("T-Cell Sciences") and Chiron Corporation have both publicly announced intentions to develop complement inhibitors to treat diseases related to trauma and inflammation indications and the Company is aware that SmithKline Beecham PLC, Merck & Co., Inc. and CytoMed Inc. are attempting to develop similar therapies. T-Cell Sciences has initiated clinical trials for a proposed complement inhibitor to treat acute respiratory distress syndrome
(ARDS) and myocardial infarction. The Company believes that its potential C5 Inhibitors differ substantially from those of its competitors due to the Company's compounds' demonstrated ability to intervene in the complement cascade at what the Company believes to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact. The Company further believes that, under conditions of inflammation, a complement inhibitor compound which only indirectly addresses the harmful activity of complement may be bypassed by pathologic mechanisms present in the inflamed tissue. Each of Bayer, Immunex Corporation, Pharmacia & Upjohn and Rhone-Poulenc Rorer Inc. sells a product which is used clinically to reduce surgical bleeding during CPB, but have little effect on other significant inflammatory morbidities associated with CPB. The Company believes that each of these drugs does not significantly prevent complement activation and subsequent inflammation that lead to blood loss during CPB surgery but instead each drug attempts to reduce blood loss by shifting the normal blood thinning/blood clotting balance in the blood towards enhanced blood clotting. While Trasylol (Bayer) has been demonstrated to reduce perioperative blood loss in a subset of high risk patients, administration of each of these three drugs to patients with heart disease has been associated with clinical complications of enhanced blood clotting, including myocardial infarction. The Company is also aware of announced and ongoing clinical trials of certain companies, including Autoimmune, Inc., ImmuLogic Pharmaceutical Corporation, Neurocrine Biosciences, Inc., and Anergen, Inc. employing T-cell specific tolerance technologies and addressing patients with multiple sclerosis or diabetes mellitus. Baxter Healthcare Corporation and Sandoz, Inc., in collaboration with Biotransplant Inc., have publicly announced intentions to commercially develop xenograft organs and the Company is aware that Diacrin Inc. is also working in this field.

MANUFACTURING, MARKETING, SALES, CLINICAL TESTING AND REGULATORY COMPLIANCE

     Alexion manufactures its requirements for preclinical and clinical development using both internal and contract manufacturing resources. The Company, with financial assistance from the State of Connecticut, has established pilot manufacturing facilities suitable for the fermentation and purification of certain of its recombinant compounds for initial clinical studies. The Company's pilot plant has the capacity to manufacture under GMP specifications. The Company intends to secure the production of initial clinical supplies of certain other recombinant products through third party manufacturers. In each case, the Company anticipates that vial filing, quality assurance and packaging will be contracted through third parties.

     In the longer term, the Company may develop large-scale manufacturing capabilities for the commercialization of some of its products. The key factors which will be given consideration when making the determination of which products will be manufactured internally and which through contractual arrangements will include the availability and expense of contracting this activity, control issues and the expertise and level of resources required for Alexion to manufacture products.

     The Company has not invested in the development of commercial manufacturing, marketing, distribution or sales capabilities. Although the Company has established a pilot manufacturing facility for the production of material for clinical trials for certain of its potential products, it has insufficient capacity to manufacture more than one product candidate at a time or to manufacture its product candidates for later stage clinical development or commercialization. If the Company is unable to develop or contract for additional manufacturing capabilities on acceptable terms, the Company's ability to conduct human clinical testing will be materially adversely affected, resulting in delays in the submission of products for regulatory approval and in the initiation of new development programs, which could have a material adverse effect on the Company's competitive position and the Company's prospects for achieving profitability. In addition, as the Company's product development efforts progress, the Company will need to hire additional personnel skilled in clinical testing, regulatory compliance, and, if the Company develops products with commercial potential, marketing and sales. There can be no assurance that the Company will be able to acquire, or establish third-party relationships to provide, any or all of these resources or be able to obtain required personnel and resources to manufacture, or perform testing or engage in marketing, distribution and sales on its own.

HUMAN RESOURCES

     As of October 1, 1996, the Company had 47 full-time employees, of whom 40 were engaged in research, development, and manufacturing, and seven in administration and finance. Doctorates are held by 16 of the Company's employees. Each of the Company's employees has signed a confidentiality agreement.

ITEM 2. PROPERTIES

     The Company's headquarters, research and development facility and pilot manufacturing facility are located in New Haven, Connecticut, within close proximity to Yale University. At this facility, the Company leases and occupies a total of 28,400 square feet of space, which includes approximately 14,900 square feet of research laboratories and 5,200 square feet of space dedicated to the pilot manufacturing facility. The Company leases its facilities under three operating leases expiring in June 1998, December 1997, and March 1999, respectively, each with an option for up to an additional three years. Current monthly rental on the facilities is approximately $29,000. The Company believes the laboratory space will be adequate for its existing research and development activities.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market System under the symbol ALXN. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq National Market Sytem for the periods indicated since February 29, 1996 when the Company's Common Stock commenced trading.

Fiscal 1996                                           High             Low
-----------                                           ----             ---
Third Quarter (February 28  -  April 30, 1996)       $  9.50           $8.38
Fourth Quarter (May 1 - July 31, 1996)               $ 11.75           $6.00


     As of October 21, 1996, the number of stockholders of record of the Company's Common Stock was approximately 170. The closing sale price of the Company's Common Stock on October 21, 1996 was $10.00 per share. The Company has never paid cash dividends and does not anticipate paying any cash dividends in the foreseeable future.

DIVIDEND POLICY

     The Company does not expect to declare or pay any cash or stock dividends in the foreseeable future, but instead intends to retain all earnings, if any, to invest in the Company's operations. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA


                                                                                                      For the Period
                                                                                                      from Inception
                                        ---------------------------------------------------------       (January 31,
Statements of                                          For the Fiscal Years Ended                          1992) to
Operations Data:                        ---------------------------------------------------------         July 31,
                                            1996           1995           1994            1993             1992
----------------                        -----------    -----------     -----------    -----------      ------------
Contract research revenues              $ 2,640,239    $   136,091     $      -        $     -           $     -
                                        -----------    -----------     -----------     ----------        ----------
Operating expenses:
   Research and development               6,629,157      5,637,431       5,519,035      2,969,327           399,878
   General and administrative             1,843,093      1,591,886       1,860,887      1,131,114           263,886
                                        -----------    -----------     -----------    -----------         ---------
        Total operating expenses          8,472,250      7,229,317       7,379,922      4,100,441           663,764
                                        -----------    -----------     -----------    -----------         ---------

Operating loss                           (5,832,011)    (7,093,226)     (7,739,922)    (4,100,441)         (663,764)

Other income (expense), net                 397,495        (29,195)         93,770         32,613            -
                                        -----------    -----------     -----------    -----------         ---------

Net loss                                $(5,434,516)   $(7,122,421)    $(7,286,152)   $(4,067,828)        $(663,764)
                                        ===========    ===========     ===========    ===========         =========

Net loss per common share(1)                 $(.95)        $(1.76)        $(1.89)        $(1.77)            $(.38)
                                             =====         ======         ======         ======             =====
Shares used in computing
net loss per common share(1)5,746,697      4,055,966      3,857,044      2,301,179       1,728,093
                                           =========      =========      =========       =========


                                     July 31,          July 31,         July 31,          July 31,         July 31,
Balance Sheet Data:                    1996              1995             1994              1993             1992
-------------------               --------------     -------------    -------------     -------------    -------------
Cash, cash equivalents,
and marketable securities           $18,597,751      $ 5,701,465      $  4,209,200      $ 6,859,947       $    41,248

Working capital                      17,031,891        3,558,788         3,014,418        6,388,533        (1,055,692)

Total assets                         20,453,980        7,927,276         6,983,361        8,334,274           491,340

Deficit accumulated during
the development stage               (24,574,681)     (19,140,165)      (12,017,744)      (4,731,592)         (663,764)

Stockholders' equity (deficit)       18,284,925        5,119,217         4,699,846        7,224,900          (729,177)

------
(1) Computed as described in Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, Alexion has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. As of July 31, 1996, the Company has incurred a cumulative net loss of $24.6 million.

     The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. While there can be no assurance as to the terms of future corporate partnerships, if any, for licensed applications, a corporate partner would likely be expected to bear the substantial cost and much of the manpower-intensive effort of clinical development, scale-up production, seeking FDA approval and marketing. Alexion has entered into a strategic alliance with US Surgical with respect to the Company's UniGraft program, and intends to seek additional strategic alliances with major pharmaceutical companies.

     The Company recognizes research and development revenues when the development expenses are incurred and the related work is performed under the terms of the contracts. Any revenue contingent upon future expenditures by the Company is deferred and recognized as the expenditures are incurred. Any revenues contingent upon the achievement of milestones will be recognized when the milestones are achieved.

RESULTS OF OPERATIONS

     Years Ended July 31, 1996, 1995, and 1994

     The Company earned contract research revenues of $2.6 million and $136,000 for the fiscal years ended July 31, 1996 and 1995, respectively, with no comparable revenue in the fiscal year ended July 31, 1994. The increase in fiscal 1996 was primarily due to revenues from the Company's collaborative research and development agreement with US Surgical, the Company's two SBIR grants from the NIH, and funding received from the NIST's ATP. The revenues in fiscal 1995 resulted from the receipt of funds from two SBIR grants from the NIH. See Item 1. "Business--Strategic Alliances, Collaborations and Licenses."

     During the fiscal years ended July 31, 1996, 1995 and 1994, the Company expended $6.6 million, $5.6 million and $5.5 million, respectively, on research and development activities. Increases in research and development spending are attributable to expanded preclinical development of the Company's research programs, manufacturing process development for the Company's C5 Inhibitor product candidates, and the initiation of clinical trials following authorization by the FDA of the Company's IND for its lead C5 Inhibitor product candidate.

     General and administrative expenses increased to $1.8 million in fiscal 1996 from $1.6 million in fiscal 1995, and were $1.9 million in fiscal 1994. The increase in fiscal 1996 over 1995 resulted primarily from increased outside professional services related to business development, recruiting, patent and legal activities. The decline in fiscal 1995 as compared to 1994 was due primarily to a reduction in costs for outside professional services.

     Other income, net was $397,000 for fiscal 1996 as compared to other expense, net of $29,000 for the same period a year ago. In fiscal 1994, other income, net was $94,000. This fluctuation over the past three years was due primarily to greater interest income from higher cash balances available for investment and to a more favorable investment market during fiscal 1996 as compared to the prior two fiscal years .

     As a result of the above factors, the Company incurred net losses of $5.4 million, $7.1 million and $7.3 million for the fiscal years ended July 31, 1996, 1995, and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and capital expenditures primarily through its initial public offering and private placements of equity securities resulting in aggregate approximately $41.5 million of net proceeds. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. The Company has also received $3.0 million in research and development support under its collaboration with US Surgical and has received $582,000 from its SBIR grants from the NIH and $246,000 under the ATP from NIST.

     The proceeds of the Company's initial public offering, private placements, notes payable and capital leases and the cash generated from the corporate collaboration and SBIR and ATP grants have been used to fund operating activities of approximately $20.8 million and investments of approximately $2.2 million in equipment and approximately $952,000 in licensed technology rights and patents through July 31, 1996. During the fiscal year ended July 31, 1996, the Company's capital expenditures totalled $332,000, primarily for the acquisition of laboratory equipment. As of July 31, 1996, the Company had working capital of approximately $17.0 million and total cash, cash equivalents, and marketable securities amounted to approximately $18.6 million.

     The Company leases its administrative and research and development facilities under three operating leases expiring in June 1998, December 1997 and March 1999, respectively, each with an option for up to an additional three years.

     The Company is obligated to make payments pursuant to certain of its licensing and research and development agreements. The Company is scheduled to pay (assuming non-termination of these agreements) $453,000, $228,000 and $228,000 pursuant to its licensing and research and development agreements during the fiscal years ending July 31, 1997, 1998 and 1999, respectively. See
Item 1. "Business--Strategic Alliances, Collaborations and Licenses."

     The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned at least through calendar year 1997. The Company's future capital requirements will depend on many factors, the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up. See
Item 1. "Business--Alexion's Drug Development Strategy."

     The Company expects to incur substantial additional costs, including costs associated with research, preclinical and clinical testing, manufacturing process development, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds through additional financings including public or private equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all, or that discussions with potential collaborative partners will result in any agreements. The unavailability of additional financing could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself, any of which could have a material adverse effect on the Company.

     As of July 31, 1996, the Company had approximately $23.0 million and $1,190,000 of net operating loss and tax credit carryforwards, respectively, which expire at various dates between fiscal 2008 and 2011. The Tax Reform Act of 1986 (the "Tax Act") contains certain provisions that may limit the Company's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. There can be no assurance that ownership changes in future periods will not significantly limit the Company's use of its existing net operating loss and tax credit carryforwards.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND KEY EMPLOYEES

Name                                Age     Position
----                                ---     --------
John H. Fried, Ph.D.                67      Chairman of the Board of Directors
Leonard Bell, M.D.                  38      President, Chief Executive Officer, Secretary,
                                              Treasurer, Director
David W. Keiser                     45      Executive Vice President, Chief
                                              Operating Officer
Timothy F. Howe                     38      Director
Max Link, Ph.D.                     56      Director
Joseph A. Madri, Ph.D., M.D.        50      Chairman of the Scientific Advisory Board, Director
Leonard Marks, Jr., Ph.D.           75      Director
Eileen M. More                      50      Director
Stephen P. Squinto, Ph.D.           40      Vice President of Research, Molecular Sciences
Louis A. Matis, M.D.                46      Vice President of Research, Immunobiology
Bernadette L. Alford, Ph.D.         47      Vice President of Regulatory Affairs & Project Management
James A. Wilkins, Ph.D.             44      Senior Director of Process Development
Barry P. Luke                       38      Senior Director of Finance and Administration

     John H. Fried, Ph.D. has been the Chairman of the Board of Directors of the Company since April 1992. Since 1992, Dr. Fried has been President of Fried & Co., Inc., a health technology venture firm. Dr. Fried was a director of Syntex Corp. ("Syntex"), a life sciences and health care company, from 1982 to 1994 and he served as Vice Chairman of Syntex from 1985 to January 1993 and President of the Syntex Research Division from 1976 to 1992. Dr. Fried has originated more than 200 U.S. Patents and has authored more than 80 scientific publications. Dr. Fried is also a director of Corvas International Incorporated, a development stage company principally engaged in research in the field of cardiovascular therapeutics. Dr. Fried received his B.S. in Chemistry and Ph.D. in Organic Chemistry from Cornell University.


     Leonard Bell, M.D., is the principal founder of the Company, and has been a Director of the Company since February 1992; the Company's President and Chief Executive Officer, Secretary and Treasurer since January 1992. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the Program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was the recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart

Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and three patent applications. Dr. Bell also serves as a Director of the Biotechnology Research and Development Corporation. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at Yale University School of Medicine.

     David W. Keiser has been Executive Vice-President and Chief Operating Officer of the Company since July 1992. From 1990 to 1992, Mr. Keiser was Senior Director of Asia Pacific Operations for G.D. Searle & Company Limited ("Searle"), a manufacturer of pharmaceutical products. From 1986 to 1990, Mr. Keiser was successively Licensing Manager, Director of Product Licensing and Senior Director of Product Licensing for Searle. From 1984 to 1985, Mr. Keiser was New Business Opportunities Manager for Mundipharma AG, a manufacturer of pharmaceutical products, in Basel, Switzerland where he headed pharmaceutical licensing and business development activities in Europe and the Far East. From 1978 to 1983, he was Area Manager for F. Hoffmann La Roche Ltd., a manufacturer of pharmaceutical products, in Basel, Switzerland. Mr. Keiser received his B.A. from Gettysburg College.

     Timothy F. Howe has been a Director of the Company since April 1995. Mr. Howe is a principal of Collinson Howe Venture Partners, Inc. ("CHVP") where he has been a Vice President since 1990. CHVP is a venture capital management firm specializing in life sciences investments and as a result of the stock ownership of certain funds advised by it, CHVP is a principal stockholder of the Company. From 1985 to 1990, Mr. Howe was employed by Schroders Incorporated specializing in venture capital investing. Mr. Howe received his B.A. from Columbia College and M.B.A. from Columbia Graduate School of Business.

     Max Link, Ph.D. has been a Director of the Company since April 1992. From May 1993 to June 1994, Dr. Link was Chief Executive Officer of Corange U.S. Holdings, Inc., the parent company of Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy Orthopedics. From 1992 to 1993, Dr. Link was Chairman of the Board of Sandoz Pharma, Ltd. ("Sandoz"), a manufacturer of pharmaceutical products. From 1990 to 1992, Dr. Link was the Chief Executive Officer of Sandoz and from 1987 to 1989, he was head of the Pharmaceutical Division and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including as President and Chief Executive Officer. Dr. Link is also a director of Protein Design Labs, Inc. and Procept, Inc., each a publicly held pharmaceutical company, and Human Genome Sciences Inc., a gene discovery company.

     Joseph A. Madri, Ph.D., M.D. is a founder of the Company and has been Chairman of the Company's Scientific Advisory Board since March 1992 and a Director of the Company since February 1992. Since 1980, Dr. Madri has been on the faculty of the Yale University School of Medicine and is currently a Professor of Pathology and Biology. Dr. Madri serves on the editorial boards of numerous scientific journals and he is the author of over 150 scientific publications. Dr. Madri works in the areas of regulation of angiogenesis, vascular cell-matrix interactions, cell-cell interactions, lymphocyte-endothelial cell interactions and endothelial and smooth muscle cell biology. Dr. Madri received his B.S. and M.S. in Biology from St. John's University and M.D. and Ph.D. in Biological Chemistry from Indiana University.

     Leonard Marks, Jr., Ph.D. has been a Director of the Company since April 1992. Since 1985 Dr. Marks has served as an independent corporate director and management consultant. Dr. Marks currently serves as a director of Airlease Management Services, an aircraft leasing company (a subsidiary of Ford Motor Company) and Northern Trust Bank of Arizona, a commercial and trust bank subsidiary of Northern Trust of Chicago. Prior to 1985, Dr. Marks held various positions in academia and in the corporate sector including Executive Vice President, Castle & Cooke, Inc. from 1972 to 1985. Dr. Marks received his B.A. in Economics from Drew University and an M.B.A. and Doctorate in Business Administration from Harvard University.

     Eileen M. More has been a Director of the Company since December 1993. Ms. More has been associated since 1978 with Oak Investment Partners ("Oak") and has been a General Partner of Oak since 1980. Oak is a venture capital firm and a principal stockholder of the Company. Ms. More is Chairman Emeritus of the Connecticut Venture Group. Ms. More is currently a director of several private high technology and biotechnology firms including Pharmacopeia, Inc., Trophix Pharmaceuticals, Inc., Instream Corporation, Teloquent Communication Corporation, and Coral Therapeutics, Inc. Ms. More studied mathematics at the University of Bridgeport and is a Chartered Financial Analyst.

     Stephen P. Squinto, Ph.D. is a founder of the Company and has held the positions of Vice President of Research, Molecular Sciences since August 1994, Senior Director of Molecular Sciences from July 1993 to July 1994 and Director of Molecular Development from April 1992 to July 1993. From 1989 to 1992, Dr. Squinto held various positions at Regeneron Pharmaceuticals, Inc., most recently serving as Senior Scientist and Assistant Head of the Discovery Group. From 1986 to 1989, Dr. Squinto was an Assistant Professor of Biochemistry and Molecular Biology at Louisiana State University Medical Center. Dr. Squinto's work has led to over 40 scientific papers in the fields of gene regulation, growth factor biology and gene transfer. Dr. Squinto's work is primarily in the fields of regulation of eukaryotic gene expression, mammalian gene expression systems and growth receptor and signal transduction biology. Dr. Squinto received his B.A. in Chemistry and Ph.D. in Biochemistry and Biophysics from Loyola University of Chicago.

     Louis A. Matis, M.D. has been the Vice President of Research, Immunobiology of the Company since August 1994. From January 1993 to July 1994, Dr. Matis served as the Director of the Company's Program in Immunobiology. Prior to joining the Company, from 1977 to 1992, Dr. Matis held various appointments at the NIH and the FDA. From 1990 to 1992, Dr. Matis was a Senior Investigator in the Laboratory of Immunoregulation at the National Cancer Institute and from 1987 to 1990 he was a

Senior Staff Fellow in the Molecular Immunology Laboratory at the Center for Biologics Evaluation and Research associated with the FDA. Dr. Matis is the author of more than 75 scientific papers in the fields of T-cell biology. Dr. Matis has received numerous awards including the NIH Award of Merit. Dr. Matis received his B.A. from Amherst College and M.D. from the University of Pennsylvania Medical School.

     Bernadette L. Alford, Ph.D. has been the Vice President of Regulatory Affairs and Project Management since joining the Company in September 1994. From 1989 to July 1994, Dr. Alford was a corporate officer and Vice President of Regulatory and Quality Affairs at Repligen Corporation ("Repligen"), a publicly held biotechnology company, where she was responsible for the filing of all INDs with the FDA. From 1987 to 1989, Dr. Alford was Director of Quality Assurance and Regulatory Affairs at Repligen. From 1978 to 1987, Dr. Alford held various scientific and management positions at Collaborative Research Inc. Dr. Alford received a B.S. in Biology from Marywood College and an M.S. in Biology and Ph.D. in Molecular Biology from Texas University.

     James A. Wilkins, Ph.D. has been Senior Director of Process Development of the Company since August 1995 and prior thereto was Director of Process Development from September 1993. From 1989 to 1993, Dr. Wilkins was Group Leader of the Protein Chemistry Department at Otsuka America Pharmaceutical, Inc. From 1987 to 1989, Dr. Wilkins was a Scientist in Recovery Process Development at Genentech, Inc. and from 1982 to 1987, he was an Associate Research Scientist in the Thomas C. Jenkins Department of Biophysics at Johns Hopkins University. He is the author of more than 25 presentations and scientific articles in the fields of protein refolding and protein biochemistry. Dr. Wilkins received a B.A. in Biology from University of Texas and a Ph.D. in Biochemistry from University of Tennessee.

     Barry P. Luke has been Senior Director of Finance and Administration since August 1995 and prior thereto was Director of Finance and Administration from May 1993. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President--Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1982 to 1985, Mr. Luke was a member of the Corporate Audit Staff at the General Electric Company. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

     The executive officers are appointed and serve at the pleasure of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information under the captions "Compensation of Executive Officers and Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 1, 1996 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock;
(ii) each director and each named executive officer; and (iii) all directors and named executive officers as a group.

                                                                   Number of          Percentage of
                                                                    Shares              Outstanding
            Name and Address                                     Beneficially            Shares of
         of Beneficial Owner(1)                                    Owned(2)            Common Stock
         ----------------------                                  ------------         -------------
Collinson Howe Venture Partners
     1055 Washington Boulevard, 5th Floor
     Stamford, Connecticut 06901(3)..........................       991,897                13.5%
Biotechnology Investment Group, L.L.C.
     c/o Collinson Howe Venture Partners
     1055 Washington Boulevard, 5th Floor
     Stamford, Connecticut 06901(4)(5)........................      697,575                 9.5%
United States Surgical Corporation
     150 Glover Avenue
     Norwalk, Connecticut 06856...............................      657,142                 9.0%
Oak Investment Partners
     c/o Oak Investment Partners V
     One Gorham Island
     Westport, Connecticut 06880(6)...........................      495,884                 6.7%
INVESCO Global Health Sciences Fund
     c/o INVESCO Trust Company
        attn: Health Care Group
     7800 E. Union Avenue, Ste. 800
     Denver, Colorado 80237(7).................................     366,776                 5.0%
Timothy F. Howe(8).............................................     993,597                13.6%
Eileen M. More(9)..............................................     517,584                 7.0%
Leonard Bell, M.D.(10).........................................     271,100                 3.6%
John H. Fried, Ph.D.(11).......................................      85,236                 1.2%
Stephen P. Squinto, Ph.D(12)...................................      85,450                 1.2%
David W. Keiser(13)............................................      59,800                 *
Joseph Madri, Ph.D., M.D(14)...................................      50,700                 *
Louis A. Matis, M.D.(15).......................................      57,400                 *
Max Link, Ph.D(16).............................................      19,723                 *
Leonard Marks, Jr., Ph.D(17)...................................      10,200                 *
Bernadette L. Alford, Ph.D.(18)................................       8,850                 *
Directors and Executive Officers as a group (11 persons)(19)...   2,158,840                28.1%

----------

  *  Less than one percent

 (1) Unless otherwise indicated, the address of all persons is 25 Science Park, Suite 360, New Haven, CT 06511.

 (2) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.

 (3) Collinson Howe Venture Partners, Inc. ("CHVP") is a venture capital investment management firm which is the managing member of Biotechnology Investment Group, L.L.C. ("Biotechnology Group"), and is the investment advisor to Schroders, Inc., Schroder Ventures Limited Partnership ("Schroder Partnership") and Schroder Ventures U.S. Trust ("Schroder Trust"). As such, CHVP shares beneficial ownership of the shares listed above which include (i) 697,575 shares, 133,880 shares, 122,105 and 30,525 shares of Common Stock owned by Biotechnology Group, Schroders, Inc., Schroder Partnership and Schroder Trust, respectively, and (ii) 7,812 shares issuable upon the exercise of warrants owned by Schroders, Inc. Timothy Howe, a director of the Company, is the Vice President and a stockholder of CHVP. As such he has shared investment and voting power over the shares beneficially owned by CHVP.

 (4) Biotechnology Group is a limited liability company which invests in and otherwise deals with securities of biotechnology and other companies. The members of Biotechnology Group are (i) the managing member, CHVP, an investment management firm of which Jeffrey J. Collinson is President, sole director and majority stockholder and Timothy F. Howe, a director of the Company, is a Vice President and a stockholder, (ii) The Edward Blech Trust ("EBT"), a trust for the benefit of the minor child of David Blech, a principal stockholder of the Company, and (iii) Wilmington Trust Company ("WTC"), as voting trustee under a voting trust agreement (the "Voting Trust Agreement"), among WTC, Biotechnology Group and BIO Holdings L.L.C. ("Holdings"). The managing member of Biotechnology Group is CHVP. Each of Citibank, N.A. ("Citibank") and Holdings has the right pursuant to the Voting Trust Agreement to direct the actions of WTC as a member of Biotechnology Group. WTC, as the member holding a majority interest in Holdings, has the right to direct the actions of Holdings under the Voting Trust Agreement. Citibank, pursuant to a separate voting trust agreement among WTC, David Blech and Holdings, has the right to direct the actions of WTC as a member of Holdings with respect to the rights of Holdings under the Voting Trust Agreement.

 (5) By virtue of their status as members of the Biotechnology Group, each of CHVP and EBT may be deemed the beneficial owner of all shares held of record by Biotechnology Group (the "Biotechnology Group Shares"). By virtue of his status as the majority owner and controlling person of CHVP, Jeffrey
     J. Collinson may also be deemed the beneficial owner of the Biotechnology Group Shares. Each of CHVP, EBT and Jeffrey J. Collinson disclaims beneficial ownership of any Biotechnology Group Shares except to the extent, if any, of such person's actual pecuniary interest therein.

 (6) Includes 408,571 shares owned by Oak Investment V Partners and 9,189 shares owned by Oak Investment V Affiliates, two affiliated limited partnerships (collectively, "Oak Investments"). In addition, Oak Investments' beneficial ownership includes 78,124 shares which may be acquired upon the exercise of warrants.

 (7) Includes 31,250 shares which may be acquired upon the exercise of warrants.

 (8) Consists of shares beneficially owned by CHVP (See footnote 3 above). Includes 1,700 shares which may be acquired upon the exercise of options within 60 days of October 1, 1996. Excludes 5,100 shares obtainable through the exercise of options granted to Mr. Howe which are not exercisable within 60 days of October 1, 1996. Mr. Howe disclaims beneficial ownership of shares held or beneficially owned by funds managed by CHVP.

 (9) Includes 21,700 shares of Common Stock which may be acquired upon the exercise of options granted to Eileen More and 495,844 shares owned by Oak Investments. Excludes 5,100 shares obtainable through the exercise of options granted to Ms. More which are not exercisable within 60 days of October 1, 1996. Ms. More is a General Partner at Oak Investments.

(10) Includes 112,500 shares of Common Stock that may be acquired upon the exercise of options within 60 days of October 1, 1996 and 300 shares, in aggregate, held in the names of Dr. Bell's three minor children. Excludes 222,500 shares obtainable through the exercise of options which are not exercisable within 60 days of October 1, 1996 and 90,000 shares held in trust for Dr. Bell's children of which Dr. Bell disclaims beneficial ownership. Dr. Bell disclaims beneficial ownership of the shares held in the name of his minor children.

(11) Includes 4,686 shares that may be acquired upon the exercise of warrants and 9,200 shares that may be acquired on the exercise of options that are exercisable within 60 days of October 1, 1996. Excludes 5,100 shares obtainable through the exercise of options which are not exercisable within 60 days of October 1, 1996.

(12) Includes 28,750 shares of Common Stock which may be acquired upon the exercise of options granted to Dr. Squinto within 60 days of October 1, 1996 and 4,200 shares, in aggregate, held in the names of Dr. Squinto's two minor children of which 4,000 shares are in two trusts managed by Dr. Squinto's wife. Excludes 88,750 shares obtainable through the exercise of options granted to Dr. Squinto which are not exercisable within 60 days of October 1, 1996. Dr. Squinto disclaims beneficial ownership of the shares held in the name of his minor children and the foregoing trusts.

(13) Includes 17,500 shares which may be acquired upon the exercise of options within 60 days of October 1, 1996 and 300 shares, in aggregate, held in the names of Mr. Keiser's three minor children. Excludes 107,500 shares obtainable through the exercise of options granted to Mr. Keiser, which are not exercisable within 60 days of October 1, 1996. Mr. Keiser disclaims beneficial ownership of the shares held in the name of his minor children.

(14) Includes 5,700 shares that may be acquired upon the exercise of options within 60 days of October 1, 1996. Excludes 6,100 shares obtainable through the exercise of options which are not exercisable within 60 days of October 1, 1996.

(15) Includes 38,750 shares of Common Stock which may be acquired upon the exercise of options granted to Dr. Matis within 60 days of October 1, 1996 and 150 shares, in aggregate, held in the names of Dr. Matis' three minor children. Excludes 88,750 shares obtainable through the exercise of options, granted to Dr. Matis, which are not exercisable within 60 days of October 1, 1996. Dr. Matis disclaims beneficial ownership of the shares held in the name of his minor children.

(16) Excludes 5,100 shares obtainable through the exercise of options, granted to Dr. Link, which are not exercisable within 60 days of October 1, 1996.

(17) Includes 9,200 shares which may be acquired upon the exercise of options within 60 days of October 1, 1996. Excludes 5,100 shares obtainable through the exercise of options granted to Dr. Marks, which are not exercisable within 60 days of October 1, 1996.

(18) Consists of 8,750 shares of Common Stock which may be acquired upon the exercise of options granted to Dr. Alford within 60 days of October 1, 1996 and 100 shares held in the name of Dr. Alford's minor child. Excludes 71,250 shares obtainable through the exercise of options, granted to Dr. Alford, which are not exercisable within 60 days of October 1, 1996.

(19) Consists of shares beneficially owned by Drs. Alford, Bell, Fried, Link, Madri, Marks, Matis and Squinto and Mr. Keiser, Mr. Howe and Ms. More. Includes 90,622 shares of Common Stock which may be acquired upon the exercise of warrants within 60 days of October 1, 1996 and 253,750 shares of Common Stock which may be acquired upon the exercise of options within 60 days of October 1, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1995, the Company entered into a series of agreements with US Surgical relating to a collaboration for the development of non-human UniGraft organ products designed for transplantation into humans. In furtherance of the joint collaboration, US Surgical also purchased $4.0 million of the Company's Common Stock, at a price of $8.75 per share and agreed to fund up to $7.5 million for the completion of preclinical research and development of the UniGraft program, a portion of which is dependent on the achievement of development milestones. US Surgical, a principal stockholder of the Company, purchased approximately ten percent of the shares of Common Stock offered at the Company's initial public offering. US Surgical beneficially owns an aggregate of 657,142 shares of Common Stock or 9.0% of the outstanding shares. Through October 1, 1996, the

Company has received approximately $3.0 million in research and development support under its collaboration with US Surgical.

     Between December 1994 and March 1995, the Company consummated the sale of an aggregate of 1,986,409 shares of Series A Preferred Stock for an aggregate consideration of $3,774,177. Each two and one-half shares of Series A Preferred Stock were converted into one share of Common Stock. Certain of the Company's principal stockholders, directors and relatives of directors purchased shares of Series A Preferred Stock on the same terms as all of the other purchasers of Series A Preferred Stock.

     In June and October 1992, the Company entered into certain patent licensing agreements with Oklahoma Medical Research Foundation ("OMRF") and Yale University ("Yale"). The agreements provide that the Company agreed to pay such institutions royalties based on sales of products incorporating technology licensed thereunder and also license initiation fees, including annual minimum royalties that increase in amount based on the status of product development and the passage of time. Under policies of OMRF and Yale, the individual inventors of patents are entitled to receive a percentage of the royalties and other license fees received by the licensing institution. Certain founders of and scientific advisors to the Company are inventors under such patent and patent applications (including Drs. Bell and Madri, directors of the Company, and Dr. Squinto, the Vice President of Research, Molecular Sciences of the Company, with respect to patent applications licensed from Yale) and, therefore, entitled to receive a portion of such royalties and other fees payable by the Company.

     In June 1992, the Company and OMRF entered into a research agreement with respect to the development of complement inhibitors, pursuant to which Drs. Peter Sims and Theresa Wiedmer, scientific advisors to the Company, serve as principal investigators. Per the research agreement, the Company has paid an aggregate of $1,000,000 over a four-year period through October 1, 1996. There can be no assurance that the research agreement will result in discoveries useful to the Company. As the principal investigators under the sponsored research programs under the research agreement, Drs. Sims and Wiedmer will directly benefit from the payments. Dr. Sims is currently the Associate Director for Research of The Blood Center of Southeastern Wisconsin and the research operations of Dr. Sims and Dr. Wiedmer are conducted at The Blood Center. OMRF has assigned to The Blood Center, and The Blood Center has accepted, all rights, responsibilities and obligations of OMRF under the research and development agreement. Drs. Sims and Wiedmer are married to each other.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     The financial statements requried by this item are submitted in a separate section beginning on page F-1 of this report.

         (2) Financial Statement Schedules

     Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(3) Exhibits with each management contract or compensatory plan or arrangement required to be identified. See paragraph (c) below.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended July 31, 1996.

     (c) Exhibits

3.1      Certificate of Incorporation, as amended.*

3.2      Bylaws.*

4.1      Specimen Common Stock Certificate.*

4.2      Form of Representative's Warrant Agreement including Form of Warrant.*

10.1 Employment Agreement, dated April 1992, between the Company and Dr. Leonard Bell, as amended.*

10.2 Employment Agreement, dated June 1992, between the Company and David Keiser, as amended.*

10.3 Employment Agreement, dated March 1992, between the Company and Dr. Stephen P. Squinto, as amended.*

10.4 Employment Agreement, dated September 1992, between the Company and Dr. Louis A. Matis, as amended.*

10.5 Employment Agreement, dated July 1993, between the Company and Dr. James A. Wilkins, as amended.*

10.6 Employment Agreement, dated July 1994, between the Company and Dr. Bernadette Alford, as amended.*

10.7 Administrative Facility Lease, dated August 23, 1995, between the Company and Science Park Development Corporation.*

10.8 Research and Development Facility Lease, dated August 23, 1995, between the Company and Science Park Development Corporation.*

10.9 Option Agreement, dated April 1, 1992 between the Company and Dr. Leonard Bell.*

10.10    Company's 1992 Stock Option Plan, as amended.*

10.11    Company's 1992 Outside Directors Stock Option Plan, as amended.*

10.12 Registration Agreement, dated December 4, 1992, by the Company for the benefit of certain individuals listed on schedules thereto, as amended.*

10.13 Amendment to Registration Agreement, dated July 31, 1995, between the Company and United States Surgical Corporation.*

10.14 Agreement, dated June 15, 1993, by the Company for the benefit of certain individuals listed on schedules thereto, as amended.*

10.15 Form of Investor Rights Agreement, dated December 23, 1994, between the Company and the purchasers of the Company's Series A Preferred Stock, as amended.*

10.16 Stock Purchase Agreement, dated July 31, 1995, between the Company and United States Surgical Corporation.*

10.17 Form of Warrant to purchase shares of the Company's Common Stock issued pursuant to certain of the Company's private placements.*

10.18 Form of Warrant to purchase shares of the Company's Common Stock issued to the Placement Agent of certain of the Company's private placements.*

10.19 Form of Warrant to purchase shares of the Company's Common Stock issued to certain warrantholders of the Company in connection with a Warrant Exchange.*

10.20 License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended September 23, 1992.*+

10.21 Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research Foundation.**

10.22 Research & Development Agreement dated as of June 19, 1992 between the Company and Oklahoma Medical Research Foundation.*+

10.23 License Agreement dated as of September 30, 1992 between the Company and Yale University, as amended July 2, 1993.*+

10.24 License Agreement dated as of August 1, 1993 between the Company and Biotechnology Research and Development Corporation ("BRDC"), as amended as of July 1, 1995.*+

10.25 Cooperative Research and Development Agreement dated December 10, 1993 between the Company and the National Institutes of Health.*+

10.26 License Agreement dated January 25, 1994 between the Company and The Austin Research Institute.*+

10.27 Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health.*+

10.28 License Agreement dated July 22, 1994 between the Company and The Austin Research Institute.*+

10.29 License Agreement dated as of January 10, 1995 between the Company and Yale University.*+

10.30 Joint Development Agreement dated as of July 31, 1995 between the Company and United States Surgical Corporation.*+

10.31 Advanced Technology Program ("ATP"), Cooperative Agreement 70NANB5H, National Institute of Standards and Technology, entitled "Universal Donor Organs for Transplantation," dated September 15, 1995.*+

10.32 U.S. Department of Health and Human Services, National Heart, Lung and Book Institute, Small Business Research Program, Phase II Grant Application, entitled "Role of Complement Activation in Cardiopulmonary Bypass," dated December 14, 1994; and Notice of Grant Award dated September 21, 1995.*+

10.33 Research Subcontract Agreement dated as of October 1, 1995 between the Company and Tufts University.*+

10.34 Agreement to be Bound by Shareholders Agreement dated as of August 1, 1993 between the Company and BRDC.*

10.35 Agreement to be Bound by Master Agreement dated as of August 1, 1993 between the Company and BRDC.*

10.36 Research and Development Facility Lease, dated April 1, 1996, between the Company and Science Park Development Corporation.

10.37 License Agreement dated March 27, 1996 between the Company and Medical Research Council.++

10.38    License Agreement dated May 8, 1996 between the Company and Enzon,
         Inc.++

------

 * Incorporated by reference to the Company's Registration Statement on Form S-1, (Reg. No. 333-00202).

 +       Confidential treatment was granted for portions of such document.

++ A request for confidential treatment has been made for portions of such document, Confidential Portions, have been omitted and filed separately with the Commission as required by Rule 24b-2.

(b)      Financial Statement Schedules

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ALEXION PHARMACEUTICALS, INC.

                                      /S/   LEONARD BELL, M.D.
                                      -----------------------------------------
                                      By:   LEONARD BELL, M.D.
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                              SECRETARY AND TREASURER


                                      /S/   DAVID W. KEISER
                                      -----------------------------------------
                                      By:   DAVID W. KEISER
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF OPERATING OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/  LEONARD BELL, M.D.       LEONARD BELL, M.D.                               October 28, 1996
-----------------------       President, Chief Executive Officer, Secretary
                                and Treasurer (principal executive officer)


/S/   DAVID W. KEISER         DAVID W. KEISER                                  October 28, 1996
-----------------------       Executive Vice President and Chief Operating
                                Officer (principal financial and accounting
                                officer)


/S/   JOHN H. FRIED           JOHN H. FRIED, PH.D.                             October 28, 1996
-----------------------       Chairman of the Board of Directors


/S/   TIMOTHY F. HOWE         TIMOTHY F. HOWE                                  October 28, 1996
-----------------------       Director


/S/   MAX LINK                MAX LINK, PH.D.                                  October 28, 1996
-----------------------       Director


 /S/ JOSEPH A. MADRI          JOSEPH A. MADRI, PH.D., M.D.                     October 28, 1996
-----------------------       Director


/S/ LEONARD MARKS, JR.        LEONARD MARKS, JR., PH.D.                        October 28, 1996
-----------------------       Director


/S/ EILEEN M. MORE            EILEEN M. MORE                                   October 28, 1996
-----------------------       Director

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants                                                 F-2

Balance Sheets as of July 31, 1995 and 1996                                              F-3

Statements of Operations for the Years Ended July 31, 1994, 1995, 1996, and for
   the Period from Inception (January 28, 1992) Through July 31, 1996                    F-4

Statements of Stockholders' Equity for the Period from
  Inception (January 28, 1992) Through July 31, 1996                                     F-5

Statements of Cash Flows for the Years Ended July 31, 1994, 1995, 1996, and for
  the Period from Inception (January 28, 1992) Through July 31, 1996                     F-6

Notes to Financial Statements                                                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Alexion Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Alexion Pharmaceuticals, Inc. (a Delaware corporation in the development stage) as of July 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1996, and for the period from inception (January 28, 1992) through July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. as of July 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1996, and for the period from inception (January 28, 1992) through July 31, 1996, in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP

Hartford, Connecticut
August 30, 1996


                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                   July 31,
                                                    ------------------------------------
                                                          1995                   1996
                                                     ------------           ------------
               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  5,079,212           $  9,491,217
  Marketable securities                                   622,253              9,106,534
  Prepaid expenses                                        172,462                466,731
                                                     ------------           ------------
         Total current assets                           5,873,927             19,064,482
                                                     ------------           ------------

EQUIPMENT, net                                            970,938                592,271
                                                     ------------           ------------

OTHER ASSETS:
  Licensed technology rights, net                         418,363                330,365
  Patent application costs, net                           198,246                194,004
  Organization costs, net                                  17,986                  5,280
  Security deposits and other assets                      447,816                267,578
                                                     ------------           ------------
                                                        1,082,411                797,227
                                                     ------------           ------------
         Total assets                                $  7,927,276           $ 20,453,980
                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                   $    316,978           $    322,508
  Current obligations under capital leases                103,447                 28,593
  Accounts payable                                        318,517                280,913
  Accrued expenses                                        576,197                400,577
  Deferred revenue                                      1,000,000              1,000,000
                                                     ------------           ------------
         Total current liabilities                      2,315,139              2,032,591
                                                     ------------           ------------
NOTES PAYABLE, less current portion
  included above                                          456,127                128,264
                                                     ------------           ------------
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion included above                      36,793                  8,200
                                                     ------------           ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 9 and 11)

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock
    $.0001 par value; 5,000,000 shares
    authorized; 1,986,409 shares
    issued and outstanding at July 31, 1995                   199                    -
  Common stock $.0001 par value; 25,000,000
    shares authorized; 3,996,913 and 7,334,909
    issued at July 31, 1995 and 1996, respectively            400                    733
  Additional paid-in capital                           24,258,885             42,858,975
  Deficit accumulated during the
    development stage                                 (19,140,165)           (24,574,681)
  Treasury stock, at cost, 11,875 shares                     (102)                  (102)
                                                     ------------           ------------
         Total stockholders' equity                     5,119,217             18,284,925
                                                     ------------           ------------
         Total liabilities and
           stockholders' equity                      $  7,927,276           $ 20,453,980
                                                     ============           ============



                     The accompanying notes are an integral
                      part of these financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                                              For the Period
                                                     For the Years Ended July 31,                            From Inception
                                      --------------------------------------------------------              (January 28, 1992)
                                        1994               1995                    1996                    Through July 31, 1996
                                        ----               ----                    ----                    ---------------------
CONTRACT RESEARCH REVENUES            $      -            $   136,091              $ 2,640,239                 $  2,776,330
                                      -----------         -----------              -----------                 ------------
OPERATING EXPENSES:
  Research and development              5,519,035           5,637,431                6,629,157                   21,154,828

  General and administrative            1,860,887           1,591,886                1,843,093                    6,690,866
                                      -----------         -----------              -----------                 ------------
       Total operating
         expenses                       7,379,922           7,229,317                8,472,250                   27,845,694
                                      -----------         -----------              -----------                 ------------

OPERATING LOSS                         (7,379,922)         (7,093,226)              (5,832,011)                 (25,069,364)

OTHER INCOME (EXPENSE), net                93,770             (29,195)                 397,495                      494,683
                                      -----------         -----------              -----------                 ------------
       Net loss                       $(7,286,152)        $(7,122,421)             $(5,434,516)                $(24,574,681)
                                      ===========         ===========              ===========                 ============

NET LOSS PER COMMON SHARE (Note 2)         $(1.89)             $(1.76)                   $(.95)
                                           ======              ======                    =====

SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE             3,857,044           4,055,966                5,746,697
                                        =========           =========                =========


   The accompanying notes are an integral part of these financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                      Convertible
                                                   Preferred Stock              Common Stock            Additional
                                                 -------------------      ------------------------       Paid-In
                                                 Shares       Amount      Shares        Amount           Capital
                                                 ------       ------      ------        ------           -------
  Initial issuance of common stock                   -          $ -       1,200,000       $120         $     1,080
  Deferred offering costs                            -            -            -            -                 -
  Net loss                                           -            -            -            -                 -
                                               ----------       ----      ---------       ----         -----------
BALANCE, July 31, 1992                               -            -       1,200,000        120               1,080
  Issuance of common stock and
    warrants, net of issuance costs
    of $1,230,362                                    -            -       1,531,399        153          10,755,239
  Conversion of advances from
    stockholder into common stock
    and warrants                                     -            -         160,000         16           1,199,984
  Repurchase of common stock and
    warrants                                         -            -            -            -                 -
  Net loss                                           -            -            -            -                 -
                                               ----------       ----      ---------       ----         -----------
BALANCE, July 31, 1993                               -            -       2,891,399        289          11,956,303
  Issuance of common stock and warrants,
    net of issuance costs of $296,017                -            -         646,872         65           4,878,918
  Repurchase of common stock                         -            -            -            -                 -
  Deferred offering costs                            -            -            -            -                 -
  Net change in unrealized
    losses on marketable securities                  -            -            -            -              (62,883)
  Net loss                                           -            -            -            -                 -
                                               ----------       ----      ---------       ----         -----------
BALANCE, July 31, 1994                               -            -       3,538,271        354          16,772,338
  Issuance of common stock
    from exercise of stock options                   -            -           1,500         -               11,250
  Issuance of Series A convertible
    preferred stock, net of
    issuance costs of $195,241                  1,986,409        199           -            -            3,578,737
  Issuance of common stock, net
    of issuance costs of $150,000                    -            -         457,142         46           3,849,954
  Net change in unrealized losses on
    marketable securities                            -            -            -            -               46,606
  Net loss                                           -            -            -            -                 -
                                               ----------       ----      ---------       ----         -----------
BALANCE, July 31, 1995                          1,986,409        199      3,996,913        400          24,258,885
  Issuance of common stock in
    initial public offering, net
    of issuance costs of $2,468,940                  -            -       2,530,000        253          18,403,307
  Conversion of Series A convertible
     preferred stock into common stock         (1,986,409)      (199)       794,554         79                 120
  Issuance of common stock from
    exercise of stock options                        -            -          13,442          1              70,361
  Net change in unrealized losses
    on marketable securities                         -            -            -            -                3,802
  Compensation expense related
    to grant of stock options                        -            -            -            -              122,500
  Net loss                                           -            -            -            -                 -
                                               ----------       ----     ----------       ----         -----------
BALANCE, July 31, 1996                               -          $ -       7,334,909       $733         $42,858,975
                                               ==========       ====     ==========       ====         ===========

                                               Deficit
                                               Accumulated                           Treasury Stock                 Total
                                               During the         Deferred              at cost                 Stockholders'
                                              Development        Offering          --------------------           Equity
                                                 Stage             Costs           Shares        Amount        (Deficiency)
                                                 -----            -------          ------        ------        ------------
  Initial issuance of common stock             $      -            $    -             -           $  -          $     1,200
  Deferred offering costs                             -             (66,613)          -              -              (66,613)
  Net loss                                        (663,764)            -              -              -             (663,764)
                                              ------------         --------         ------        -----         -----------
BALANCE, July 31, 1992                            (663,764)         (66,613)          -              -             (729,177)
  Issuance of common stock and
    warrants, net of issuance costs
    of $1,230,362                                     -              66,613           -              -           10,822,005
  Conversion of advances from
    stockholder into common stock
    and warrants                                      -                -              -              -            1,200,000
  Repurchase of common stock and
    warrants                                          -                -            10,000         (100)               (100)
  Net loss                                      (4,067,828)            -              -              -           (4,067,828)
                                              ------------         --------         ------        -----         -----------
BALANCE, July 31, 1993                          (4,731,592)            -            10,000         (100)          7,224,900
  Issuance of common stock and warrants,
    net of issuance costs of $296,017                 -                -              -              -            4,878,983
  Repurchase of common stock                          -                -             1,875           (2)                 (2)
  Deferred offering costs                             -             (55,000)          -              -              (55,000)
  Net change in unrealized
    losses on marketable securities                   -                -              -              -              (62,883)
  Net loss                                      (7,286,152)            -              -              -           (7,286,152)
                                              ------------         --------         ------        -----         -----------
BALANCE, July 31, 1994                         (12,017,744)         (55,000)        11,875         (102)          4,699,846
  Issuance of common stock
    from exercise of stock options                    -                -              -              -               11,250
  Issuance of Series A convertible
    preferred stock, net of
    issuance costs of $195,241                        -              55,000           -              -            3,633,936
  Issuance of common stock, net
    of issuance costs of $150,000                     -                -              -              -            3,850,000
  Net change in unrealized losses on
    marketable securities                             -                -              -              -               46,606
  Net loss                                      (7,122,421)            -              -              -           (7,122,421)
                                              ------------         --------         ------        -----         -----------
BALANCE, July 31, 1995                         (19,140,165)            -            11,875         (102)          5,119,217
  Issuance of common stock in
    initial public offering, net
    of issuance costs of $2,468,940                   -                -              -              -           18,403,560
  Conversion of Series A convertible
     preferred stock into common stock                -                -              -              -                 -
  Issuance of common stock from
    exercise of stock options                         -                -              -              -               70,362
  Net change in unrealized losses
    on marketable securities                          -                -              -              -                3,802
  Compensation expense related
    to grant of stock options                         -                -              -              -              122,500
  Net loss                                      (5,434,516)            -              -              -           (5,434,516)
                                             ------------         --------        -------        -----         -----------
BALANCE, July 31, 1996                        $(24,574,681)        $   -            11,875        $(102)        $18,284,925
                                              ============         ========        =======        =====         ===========


   The accompanying notes are an integral part of these financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                     For the Years Ended July 31,
                                                                      ----------------------------------------------------------
                                                                             1994                  1995                  1996
                                                                             ----                  ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(7,286,152)          $(7,122,421)          $(5,434,516)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                          530,495               786,628               811,120
      Compensation expense related to grant of
        stock options                                                           -                     -                  122,500
      Net realized loss on marketable securities                               7,278                28,956                 9,156
      Change in assets and liabilities -
        Prepaid expenses                                                      89,312               (14,361)             (294,269)
        Accounts payable                                                      73,996               (99,483)              (37,604)
        Accrued expenses                                                     344,639               (15,411)             (175,620)
        Deferred revenue                                                        -                1,000,000                  -
                                                                         -----------           -----------           -----------
                Net cash used in operating activities                     (6,240,432)           (5,436,092)           (4,999,233)
                                                                         -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases of) proceeds from marketable securities, net                 (2,470,339)            1,795,575            (8,443,001)
  Purchases of equipment                                                  (1,007,530)             (356,710)             (332,427)
  Licensed technology costs                                                 (191,000)              (32,500)                 -
  Patent application costs                                                  (130,309)              (53,746)              (41,714)
  Organization costs                                                            -                     -                     -
                                                                         -----------           -----------           -----------
                Net cash (used in) provided by investing
                  activities                                              (3,799,178)            1,352,619            (8,817,142)
                                                                         -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and
    common stock                                                           4,878,983             7,440,186            18,473,922
  Deferred offering costs                                                    (55,000)               55,000                  -
  Advances from stockholder                                                     -                     -                     -
  Repayments of capital lease obligations                                    (80,995)              (87,034)             (103,447)
  Borrowings under notes payable                                             917,220                  -                     -
  Repayments of notes payable                                               (110,049)             (273,528)             (322,333)
  Security deposits and other assets                                        (561,472)              219,039               180,238
  Repurchase of common stock                                                      (2)                 -                     -
                                                                         -----------           -----------           -----------
                Net cash provided by financing activities                  4,988,685             7,353,663            18,228,380
                                                                         -----------           -----------           -----------
NET INCREASE (DECREASE) IN CASH                                           (5,050,925)            3,270,190             4,412,005

CASH, beginning of period                                                  6,859,947             1,809,022             5,079,212
                                                                         -----------           -----------           -----------
CASH, end of period                                                      $ 1,809,022           $ 5,079,212           $ 9,491,217
                                                                         ===========           ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                             $    15,838           $     6,554           $      -
                                                                         ===========           ===========           ===========
  Cash paid for interest expense                                         $    89,796           $   176,716           $   108,593
                                                                         ===========           ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Conversion of advances from stockholder into common
    stock                                                                $      -              $      -              $      -
                                                                         ===========           ===========           ===========
  Equipment acquired pursuant to capital lease obligations               $    29,330           $      -              $      -
                                                                         ===========           ===========           ===========



                                                                               For the Period
                                                                               From Inception
                                                                              (January 28, 1992)
                                                                             Through July 31, 1996
                                                                             ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(24,574,681)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                   2,397,576
      Compensation expense related to grant of
        stock options                                                                   122,500
      Net realized loss on marketable securities                                         45,390
      Change in assets and liabilities -
        Prepaid expenses                                                               (466,731)
        Accounts payable                                                                280,913
        Accrued expenses                                                                400,577
        Deferred revenue                                                              1,000,000
                                                                                   ------------
                Net cash used in operating activities                               (20,794,456)
                                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases of) proceeds from marketable securities, net                            (9,117,765)
  Purchases of equipment                                                             (2,172,743)
  Licensed technology costs                                                            (615,989)
  Patent application costs                                                             (335,804)
  Organization costs                                                                    (63,530)
                                                                                   ------------
                Net cash (used in) provided by investing
                  activities                                                        (12,305,831)
                                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and
    common stock                                                                     41,549,683
  Deferred offering costs                                                                  -
  Advances from stockholder                                                           1,200,000
  Repayments of capital lease obligations                                              (341,271)
  Borrowings under notes payable                                                      1,179,135
  Repayments of notes payable                                                          (728,363)
  Security deposits and other assets                                                   (267,578)
  Repurchase of common stock                                                               (102)
                                                                                   ------------
                Net cash provided by financing activities                            42,591,504
                                                                                   ------------
NET INCREASE (DECREASE) IN CASH                                                       9,491,217

CASH, beginning of period                                                                  -
                                                                                   ------------
CASH, end of period                                                                $  9,491,217
                                                                                   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                                       $     30,684
                                                                                   ============
  Cash paid for interest expense                                                   $    405,965
                                                                                   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Conversion of advances from stockholder into common
    stock                                                                          $  1,200,000
                                                                                   ============
  Equipment acquired pursuant to capital lease obligations                         $    378,064
                                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Operations:
       ----------------------------
       Alexion Pharmaceuticals, Inc. (the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (perioperative bleeding associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (lupus nephritis, rheumatoid arthritis, and multiple sclerosis). As an outgrowth of its core technologies, the Company is developing, in collaboration with a third party (see Note 10), non-human organ ("xenograft" organs) products designed for transplantation into humans without clinical rejection.

       The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of $24.6 million through July 31, 1996. The Company has made no product sales to date and has recognized cumulative revenue from research grants and funding of $2.8 million through July 31, 1996. During 1996, the Company completed an initial public offering (IPO) of 2,530,000 shares, of common stock resulting in net proceeds of approximately $18.4 million (see Note
       12). In addition, the Company has received various grants to fund certain research activities (see Note 10).

       The Company will need additional financing to obtain regulatory approvals, fund early operating losses, and, if deemed appropriate, establish a manufacturing, sales and marketing capability. In addition to the normal risks associated with development stage companies, there can be no assurance that the Company's research and development will be successfully completed, that adequate patent protection for the Company's technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants.

       The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company's management believes that, based upon its current business plans, the cash and marketable securities aggregating $18.6 million as of July 31, 1996 will be sufficient to fund operations of the Company through at least calendar 1997.

       The Company will require funds in addition to those previously described, which it will seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. The Company has no banking or other capital sources and no arrangements or commitments with regard to obtaining any further funds.

2.     Summary of Significant Accounting Policies:
       -------------------------------------------
       Cash and cash equivalents -

       Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months.

       Marketable securities -

       The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity.

       The Company follows Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to this Statement, the Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At July 31, 1996, the Company's marketable securities had a maximum maturity of approximately one year and consisted of U.S. government obligations, municipal obligations, and corporate bonds. Unrealized losses on the Company's marketable securities aggregated approximately $16,000 and $12,000 at July 31, 1995 and 1996, respectively.

       The following is a summary of marketable securities at July 31, 1995 and 1996:

                                        Amortized      Unrealized       Fair
                                          Cost           Losses         Value
                                        ---------      ---------      ---------
U.S. government obligations             $ 450,171      $ (7,893)      $ 442,278
Municipal obligations                      80,000        (1,873)         78,127
Corporate bonds                           108,359        (6,511)        101,848
                                        ---------      --------       ---------
       Total marketable
         securities at
         July 31, 1995                  $ 638,530      $(16,277)      $ 622,253
                                        =========      ========       =========

                                        Amortized      Unrealized       Fair
                                          Cost           Losses        Value
                                       ----------      ----------    ----------
U.S. government obligations            $5,268,177      $   (481)     $5,267,696
Municipal obligations                      80,000          (390)         79,610
Corporate bonds                         3,770,832       (11,604)      3,759,228
                                       ----------      --------      ----------
       Total marketable
         securities at
         July 31, 1996                 $9,119,009      $(12,475)     $9,106,534
                                       ==========      ========      ==========

       Equipment -

       Equipment is recorded at cost and is depreciated over estimated useful lives of the assets involved. Depreciation commences at the time the assets are placed in service and is computed using the straight-line method over the useful lives of the equipment of three to four years. Maintenance and repairs are charged to expense when incurred.

       Equipment under capital leases is depreciated over the lesser of the lease term or the estimated useful life.

       Licensed technology rights -

       Licensed technology rights are amortized over the shorter of the license term or seven years, using the straight-line method. The Company reviews licensed technology rights on a periodic basis and capitalized costs which provide no future benefit are expensed. Accumulated amortization as of July 31, 1995 and 1996 amounted to $197,626 and $285,624, respectively (see Note 9).

       Patent application costs -

       Costs incurred in filing for patents are capitalized. Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will not be successful. Capitalized costs related to successful patent applications are amortized over a seven year period or the remaining life of the patent, whichever is shorter, using the straight-line method. Accumulated amortization as of July 31, 1995 and 1996 amounted to $95,845 and $141,801, respectively.

       Organization costs -

       Costs incurred in connection with the organization of the Company are amortized over a five year period using the straight-line method. Accumulated amortization as of July 31, 1995 and 1996 amounted to $45,544 and $58,250, respectively.

       Revenue recognition -

       Contract research revenues are recognized as the related work is performed under the terms of the contracts and expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved.

       Research and development expenses -

       Research and development costs are expensed in the period incurred.

       Reverse stock split -

       In December 1995, the Company effected a two and one-half-for-one reverse stock split of its common stock and decreased the authorized number of common stock and preferred stock shares. In addition, the Board authorized a decrease in the number of authorized shares of common stock from 60,000,000 to 25,000,000 shares and preferred stock from 20,000,000 to 5,000,000 shares, respectively. The accompanying financial statements have been restated to reflect this reverse stock split and change in authorized shares.

       Use of estimates in the preparation of financial statements -

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Effect of recent accounting pronouncement -

       In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which established criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company will be required to adopt this standard in fiscal 1997. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations.

       The Company plans to adopt SFAS No. 123, "Accounting for Stock-Based Compensation" in fiscal 1997. SFAS No. 123 was issued by the Financial Accounting Standards Board in October 1995 and allows companies to choose whether to account for stock-based compensation on a fair value method or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make proforma disclosures of net income, as if the fair value based method of accounting defined in the statement had been applied. The Company plans to continue to follow the provisions of APB Opinion No. 25. Management of the Company believes that the impact of adoption will not have a significant effect on the Company's financial position or results of operations.

       Net loss per common share -

       Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidulitive, except pursuant to the requirements of the SEC. Pursuant to these requirements, common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average number of common shares outstanding for the period from August 1, 1993 to April 30, 1996 using the treasury stock method. The inclusion of additional shares assuming the conversion of Series A convertible preferred stock into common stock would have been antidilutive for all periods presented and, accordingly, has been excluded from the computation of net loss per common share.

3.     Equipment:
       ----------
       A summary of equipment as of July 31, 1995 and 1996 is as follows:

                                                            July 31,
                                                   -----------------------------
                                                     1995                1996
                                                   ----------         ----------
       Laboratory equipment                        $1,732,840         $2,038,304
       Office equipment                                91,367            112,351
       Furniture                                       16,109             22,088
       Equipment under capital leases                 378,064            378,064
                                                   ----------         ----------
                                                    2,218,380          2,550,807
       Less - Accumulated depreciation
         and amortization                           1,247,442          1,958,536
                                                   ----------         ----------
                                                   $  970,938         $  592,271
                                                   ==========         ==========

4.     Security Deposits and Other Assets:
       -----------------------------------
       A summary of security deposits and other assets as of July 31, 1995 and 1996, is as follows:

                                                             July 31,
                                                    ----------------------------
                                                      1995                1996
                                                     --------           --------
       Amounts held in deposit as
         collateral for notes payable
         (see Note 7)                                $379,932           $183,444
       Other                                           67,884             84,134
                                                     --------           --------
                                                     $447,816           $267,578
                                                     ========           ========

5.     Accrued Expenses:
       -----------------
       A summary of accrued expenses as of July 31, 1995 and 1996, is as follows:

                                                             July 31,
                                                    ----------------------------
                                                      1995                1996
                                                     --------           --------

       Professional fees                             $320,914           $225,990
       Research and development
         agreements                                   106,914             86,369
       Other                                          148,369             88,218
                                                     --------           --------
                                                     $576,197           $400,577
                                                     ========           ========


6.     Deferred Revenue:
       -----------------
       Deferred revenue results from cash received in advance of revenue recognition under research and development contracts (see Notes 1 and 10).

7.     Notes Payable:
       --------------
       Notes payable consist of borrowings under a lease financing arrangement with a financing company for the purchase of certain laboratory equipment. Borrowings against this line of credit are secured by the laboratory equipment and related security deposits (cash collateral equal to 30%-40% of equipment cost) (see Note 4). The Company has no additional borrowing capacity under these agreements as of July 31, 1996. Upon certain conditions, the amounts held as security deposits can be reduced and the funds released to the Company. After completion of the Company's IPO, security deposits aggregating $180,238, were returned to the Company, including earned interest. Under the terms of the financing, the Company is required to make monthly payments of principal and interest through fiscal 1998, based upon an average interest rate of approximately 15% per annum.

       Payments of principal (as of July 31, 1996) for the next two fiscal years are as follows:

       Year Ending July 31,
       --------------------

              1997                                           $322,508
              1998                                            128,264
                                                             --------
                                                             $450,772
                                                             ========

8.     Obligations Under Capital Leases:
       ---------------------------------
       Obligations under capital leases principally represent leases of laboratory equipment. Under the terms of the leases the Company is required to make monthly payments of principal and interest through fiscal 1999, at interest rates ranging from approximately 10%-12% per annum.

       The future annual minimum required payments as of July 31, 1996 are as follows:

       Year Ending
         July 31,
       -----------

            1997                                              $30,778
            1998                                                8,359
            1999                                                  135
                                                              -------
                Total minimum lease payments                   39,272
                Less - Amounts representing interest            2,479
                                                              -------
                Present value of net minimum
                  lease payments                               36,793
                Less - Current portion                         28,593
                                                              -------
                                                              $ 8,200
                                                              =======

9.     License and Research & Development Agreements:
       ----------------------------------------------
       The Company has entered into a number of license and research & development agreements since its inception. These agreements have been made with various research institutions, universities, and government agencies in order to advance and obtain technologies management believes important to the Company's overall business strategy.

       License agreements generally call for an initial fee followed by annual minimum royalty payments. Additionally, certain agreements call for future payments upon the attainment of agreed to milestones, such as, but not limited to, Investigational New Drug (IND) application or Product License Approval (PLA). These agreements require minimum royalty payments based upon sales developed from the applicable technologies, if any. The Company's policy is to amortize capitalized licensed technology over a seven year period or under the license term, whichever is shorter, using the straight-line method.

       Research & development agreements generally call for the Company to fund future project research for one to four years. Based upon these agreements, the Company may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research. The Company's policy is to expense research and development payments as incurred.

       The minimum payments (assuming non-termination of the above agreements) as of July 31, 1996, for each of the next four years are as follows:

                  Year                                               Research &
                 Ending                    License                  Development
                July 31,                 Agreements                 Agreements
                -------                  ----------                 ----------
                  1997                    $ 77,500                   $375,000
                  1998                     177,500                     50,000
                  1999                     177,500                     50,000
                  2000                     177,500                     50,000

       Should the Company achieve certain milestones related to product development and product license applications and approvals, additional payments would be required if the Company elects to continue and maintain its licenses. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

10.    Contract Research Revenues:
       ---------------------------
       Contract research revenues recorded by the Company during the year ended July 31, 1995 consist of Small Business Innovation Research ("SBIR") grants from the National Institutes of Health ("NIH") and research and development support under a collaboration with a third party.

       In July 1995, the Company entered into a research and development agreement with a third party. This third party agreed to fund pre-clinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of pre-clinical development in four semi-annual installments of up to $1.0 million (the first installment of which was paid on July 31, 1995), and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, the third party also purchased $4.0 million of the Company's common stock (see Note 12). No revenue was recognized related to this agreement as of July 31, 1995. For the year ended July 31, 1996, the Company recognized $1.98 million of revenue related to this agreement. During fiscal 1996 the third party purchased an additional $1.8 million of common stock offered in the Company's IPO.

       In July 1995, the Company was awarded a $100,000 Phase I SBIR grant from the NIH. The award was made in support of the research and development of the Company's gene transfer technology. For the year ended July 31, 1996, the Company recognized $100,000 of revenue related to this agreement.

       In August 1995, the Company was awarded funding from the Commerce Department's National Institute of Standards and Technology under its Advanced Technology Program ("ATP"). Through the ATP, the Company may receive up to approximately $2 million over three years to support the Company's UniGraft(TM) program in universal donor organs for transplantation. For the year ended July 31, 1996, the Company recognized $246,000 of revenue related to this agreement.

       In September 1995, the Company was awarded a Phase II SBIR grant for approximately $750,000 over two years from the NIH to support the research and clinical development of the Company's product to treat complications of cardiovascular surgery. For the year ended July 31, 1996, the Company recognized $315,000 of revenue related to this agreement.

11.    Commitments:
       ------------
       The Company has entered into five-year employment agreements with five executives. These agreements provide that these individuals will receive aggregate annual base salaries of approximately $710,000 as of July 31, 1996. These individuals may also receive discretionary bonus awards, as determined by the Board of Directors.

       As of July 31, 1996, the Company leases its administrative and research and development facilities under three operating leases expiring in June 1998, December 1997, and March 1999 respectively, each with an option for up to an additional three years.

       Future minimum annual rental payments as of July 31, 1996, under these leases and other noncancellable operating leases (primarily for equipment) are as follows:

                    Year ending
                     July 31,
                    ------------

                       1997                                $365,372
                       1998                                 297,883
                       1999                                  33,333
                                                           --------
                                                           $696,588
                                                           ========


12.    Common Stock and Series A Preferred Stock:
       ------------------------------------------
       Fiscal 1993 Bridge Financing and Private Placements -

       In December 1992, the Company obtained approximately $5.2 million of equity financing (the "Bridge Financing") through the issuance of common stock and warrants to purchase shares of common stock and the conversion of advances from a stockholder. The Company sold Bridge Units (consisting of 531,424 shares of common stock and warrants to purchase shares of common stock - see Note 13) for gross proceeds of approximately $4.0 million. In connection with the sale of the Bridge Units by the Company, $1.2 million of advances from a stockholder were converted into Bridge Units consisting of 160,000 shares of common stock and warrants to purchase shares of common stock.

       In June 1993, the Company raised $8 million in a private placement through the issuance of Placement Units consisting of an aggregate of 999,975 shares of common stock and warrants to purchase shares of common stock (see Note 13).

       Fiscal 1994 Private Placements -

       In October and December 1993, the Company raised $5.2 million in a private placement through the sale of Placement Units consisting of an aggregate of 646,872 shares of common stock and warrants to purchase shares of common stock.

       Fiscal 1995 Private Placements -

       From December 1994 to March 1995, the Company raised approximately $3.8 million through the sale of 1,986,409 shares of Series A convertible preferred stock. Each share of Series A preferred stock had equal voting rights with the Company's common stock.

       On July 31, 1995, the Company received gross proceeds of $4.0 million through the sale of 457,142 shares of common stock to a corporate partner (see Notes 1 and 10). The Company granted exclusive worldwide rights to market its xenotransplantation products to this shareholder in an exchange for a commitment by this shareholder to contribute to subsequent research and development and to pay royalties on any future product sales.

       Fiscal 1996 Initial Public Offering -

       During fiscal 1996, the Company completed an IPO of 2,530,000 shares of common stock at a price of $8.25 per share of common stock, resulting in net proceeds of approximately $18.4 million. In connection with the Company's IPO the preferred stockholders converted all of their shares into 794,554 shares of common stock.

13.    Stock Options and Warrants:
       ---------------------------
       Stock Options -

       Under the Company's 1992 Stock Option Plan and 1992 Stock Option Plan for Directors (the Plans), incentive and nonqualified stock options may be granted for up to a maximum of 480,000 shares of common stock to directors, officers, key employees and consultants of the Company at no less than fair market value on the date of grant. Fair market value is determined by the Board of Directors based on an examination of comparable companies, consultation with financial advisors and consultation with certain large investors in the Company. In March 1995, the Plans were amended by shareholders' majority consent to increase the number of shares covered by the Plans to 1,320,000. Options generally become exercisable in equal proportions over three to four years and remain exercisable for up to ten years after the grant date, subject to certain conditions.

       A summary of stock option activity is as follows:

                                              Number                 Price
                                             of Shares              per Share
                                             ----------         ----------------
       Outstanding at January 28, 1992             -                    -
         Granted                                 80,000               $7.50
                                             ----------        -----------------
       Outstanding at July 31, 1992              80,000               $7.50
         Granted                                176,795               $7.50
         Cancelled                              (10,000)              $7.50
                                             ----------         ---------------
       Outstanding at July 31, 1993             246,795               $7.50
         Granted                                220,074         $8.00  - $ 8.25
         Cancelled                              (18,200)        $7.50  - $ 8.00
                                             ----------         ---------------
       Outstanding at July 31, 1994             448,669         $7.50  - $ 8.25
         Cancelled                             (276,129)        $2.375 - $ 8.25
         Granted/reissued                       671,284               $2.375
         Exercised                               (1,500)              $7.50
                                             ----------         ---------------
       Outstanding at July 31, 1995             842,324         $2.375 - $ 8.00
         Granted                                405,800         $2.50  - $10.00
         Cancelled                              (27,348)        $2.375 - $ 8.00
         Exercised                              (13,442)        $2.375 - $ 7.50
                                             ----------         ---------------
       Outstanding at July 31, 1996           1,207,334         $2.375 - $10.00
                                             ==========         ===============

       Exercisable at July 31, 1996             363,492         $2.375 - $ 8.00
                                             ==========         ===============

       In December 1994, the Company offered certain holders of outstanding stock options the opportunity to tender these options in exchange for stock options at an exercise price of $2.375 per share which represented the then current fair market value at such date, as determined by the Board of Directors. As such, these outstanding stock options were cancelled and reissued at an exercise price of $2.375 per share.

       The Company recorded compensation expense of $122,500 on certain nonqualified stock options which were granted during fiscal 1996 and immediately vested. This charge was based on the difference between the fair value of the Company's common stock on the date of grant and the option exercise price.

       Warrants -

       In connection with private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase 1,295,363 shares of common stock at an exercise price of $15.00 per share ($12.50 in the case of the placement agent, comprising 131,249 shares of common stock). In February 1995, the Company offered warrantholders the opportunity to exchange existing warrants for new warrants that could purchase fewer shares at a reduced exercise price. Warrantholders were entitled to receive new warrants representing the right to purchase one-half the number of shares of common stock that the warrantholder was entitled to originally purchase at a reduced exercise price of $7.50. In connection with this offer, warrantholders with existing warrants to purchase 1,101,028 shares of common stock at $15.00 and $12.50 per share exchanged these warrants for new warrants to purchase 550,501 shares of common stock at $7.50 per share. The remaining original warrants continue to entitle the warrantholders to purchase 194,334 shares of common stock at $12.50 to $15.00 per share. As of July 31, 1996, no warrants have been exercised.

       All warrants may be redeemed by the Company for $.05 per common share following an initial public offering when a share of the Company's common stock equals or exceeds 200% of the exercise price. The warrants expire on December 4, 1997. No value has been assigned to the warrants in the accompanying balance sheets.

       In connection with the Company's public offering, the Company sold to its underwriter for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants are initially exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997.

14.    401(k) Plan:
       ------------
       The Company has a 401(k) plan. Under the plan, employees may contribute up to 12 percent of their compensation with a maximum of $9,500 per employee in calendar year 1996. Effective May 1996 Company matching contributions of $.25 for each dollar deferred (up to the first 6% deferred) have been authorized by the Board of Directors. The Company had matching contributions of approximately $6,000 for the year ended July 31, 1996.

15.    Federal Income Taxes:
       ---------------------
       At July 31, 1996, the Company has available for tax reporting purposes, net operating loss carryforwards of approximately $23,000,000 which expire commencing in fiscal 2008. The Company also has research and development credit carryovers of approximately $1,190,000 which expire commencing in fiscal 2008.

       The Company follows SFAS No. 109, "Accounting for Income Taxes". This statement requires that deferred income tax assets and liabilities reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

       The components of deferred income taxes as of July 31, 1996 are as follows:

       Deferred tax assets:
         Net operating loss carryforwards                          $ 10,400,000
         Tax credit carryforwards                                     1,190,000
         Other                                                          160,000
                                                                   ------------
       Total deferred tax assets                                     11,750,000
       Valuation allowance for deferred tax assets                  (11,750,000)
                                                                   ------------
       Net deferred tax assets                                     $       -
                                                                   ============

       The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of July 31, 1996 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax asset.