Form 10-Q
period 1996-10-31
ALEXION PHARMACEUTICALS INC
filed 1996-12-13
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934:
         For the quarterly period ended October 31, 1996

                                       OR

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
         For the transition period from ________________ to __________________

         Commission file number:  0-27756

                          ALEXION PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3648318
            --------                                    -----------
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

                                  203-776-1790
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
    ---            ---

               CLASS                           OUTSTANDING AT DECEMBER 9, 1996
       -------------------------------        --------------------------------
       Common Stock, $0.0001 par value                   7,339,084

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

       Balance Sheets as of October 31, 1996
        and July 31, 1996 .............................................       3

       Statements of Operations for the three months ended October
        31, 1996 and 1995 and for the period from inception
        January 28, 1992 to October 31, 1996 ..........................       4

       Statements of Cash Flows for the three months ended October
        31, 1996 and 1995 and for the period from inception
        January 28, 1992 to October 31, 1996 ..........................       5

       Notes to Financial Statements ..................................       6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............       9



PART II. OTHER INFORMATION ............................................      12

SIGNATURES ............................................................      13

                              ALEXION PHARMACEUTICALS, INC.
                              (A Development Stage Company)

                                      BALANCE SHEETS
                                                             October 31,       July 31,
                                                                1996             1996
                                                            ------------     ------------
                                                             (Unaudited)
                          ASSETS
Current Assets:
  Cash and cash equivalents ............................    $  7,287,951     $  9,491,217
  Marketable securities ................................       9,207,193        9,106,534
  Prepaid expenses .....................................         396,768          466,731
                                                            ------------     ------------
        Total current assets ...........................      16,891,912       19,064,482
                                                            ------------     ------------
Equipment, net of accumulated
  depreciation and amortization ........................         632,350          592,271
                                                            ------------     ------------
Other Assets:
  License technology rights, net .......................         308,365          330,365
  Patent application costs, net ........................         193,256          194,004
  Organization costs, net ..............................           2,104            5,280
  Security deposits and other assets ...................         265,241          267,578
                                                            ------------     ------------
       Total other assets ..............................         768,966          797,227
                                                            ------------     ------------
                    TOTAL ASSETS .......................    $ 18,293,228     $ 20,453,980
                                                            ============     ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable .....................    $    298,703     $    322,508
  Current obligations under capital leases .............          19,054           28,593
  Accounts payable .....................................         321,644          280,913
  Accrued expenses .....................................         353,627          400,577
  Deferred revenue .....................................         471,300        1,000,000
                                                            ------------     ------------
        Total current liabilities ......................       1,464,328        2,032,591
                                                            ------------     ------------
Notes PaVable, less current portion included above .....          58,043          128,264
                                                            ------------     ------------
Obligations under Capital Leases, less
 current portion included above ........................           3,987            8,200
                                                            ------------     ------------
Stockholders' Equity:
  Series A convertible preferred stock $.0001 par value:               0                0
    5,000,000 shares authorized; no shares issued and
    outstanding at October 31, 1996 and July 31, 1996

  Common stock $.0001 par value; 25,000,000 shares .....             735              733
    authorized; 7,339,084 and 7,334,909 shares issued
    at October 31, 1996 and July 31, 1996
  Additional paid-in capital ...........................      42,918,528       42,858,975
  Deficit accumulated during development stage .........     (26,152,291)     (24,574,681)
  Deferred offering costs ..............................               0                0
  Treasury stock, at cost; 11,875 shares ...............            (102)            (102)
                                                            ------------     ------------
        Total stockholders' equity .....................      16,766,870       18,284,925
                                                            ------------     ------------
         TOTAL LIABILITIES AND NET EQUITY ..............    $ 18,293,228     $ 20,453,980
                                                            ============     ============

                     See accompanying notes to financial statements.

                                ALEXION PHARMACEUTICALS, INC.
                                (A Development Stage Company)

                                  STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                                                              January 28, 1992
                                                   Three months ended            (inception)
                                                       October 31,                 through
                                              -----------------------------      October 31,
                                                  1996             1995             1996
                                              ------------     ------------     ------------

CONTRACT RESEARCH REVENUES ...............    $    810,755     $    453,428     $  3,587,085
                                              ------------     ------------     ------------
OPERATING EXPENSES:
  Research and Development ...............       1,973,938     $  1,408,809       23,128,766
  General and Administrative .............         649,055          354,069        7,339,921
                                              ------------     ------------     ------------
     Total Operating Expenses ............       2,622,993        1,762,878       30,468,687
                                              ------------     ------------     ------------
OPERATING LOSS ...........................      (1,812,238)      (1,309,450)     (26,881,602)
                                              ------------     ------------     ------------
OTHER INCOME (EXPENSE), Net ..............         234,628           23,191          729,311
                                              ------------     ------------     ------------
NET LOSS .................................    ($ 1,577,610)    ($ 1,286,259)    ($26,152,291)
                                              ============     ============     ============

NET LOSS PER COMMON SHARE (Note 3)........    ($      0.22)    ($      0.29)
                                              ============     ============
SHARES USED IN COMPUTING NET
  LOSS PER COMMON SHARE ..................       7,328,407        4,513,171
                                              ============     ============

                       See accompanying notes to financial statements.


                                           ALEXION PHARMACEUTICALS, INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                    January 28,1992
                                                                         Three months ended           (inception)
                                                                             October 31,                through
                                                                   -----------------------------      October 31,
                                                                       1996             1995             1996
                                                                   ------------     ------------     ------------
CASH FLOWS FRQM OPERATING ACTIVITIES:
  Net Loss ....................................................    ($ 1,577,610)    ($ 1,286,259)    ($26,152,291)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...........................         200,653          218,810        2,598,229
      Compensation expense related to grant of stock options...               0                0          122,500
      Net realized loss (gain) on marketable securities .......               0                0           45,390
      Change in assets and liabilities:
        Prepaid expenses ......................................          69,963          (13,106)        (396,768)
        Accounts payable ......................................          40,731          (66,378)         321,644
        Accrued expenses ......................................         (46,950)        (120,010)         353,627
        Deferred revenue ......................................        (528,700)        (423,000)         471,300
                                                                   ------------     ------------     ------------
          Net cash used in operating activities ...............      (1,841,913)      (1,689,943)     (22,636,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases of) Proceeds from marketable securities, net .....         (79,223)               0       (9,196,988)
  Proceeds from marketable securities .........................               0                0                0
  Purchases of equipment ......................................        (203,177)         (95,758)      (2,375,920)
  Licensed technology costs ...................................               0                0         (615,989)
  Patent application costs ....................................         (11,631)         (15,997)        (347,435)
  Organization costs ..........................................               0                0          (63,530)
                                                                   ------------     ------------     ------------
          Net cash (used in) provided by investing activities..        (294,031)        (111,755)     (12,599,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and common stock ....          38,119                0       41,587,802
  Deferred offering costs .....................................               0          (42,389)               0
  Advances from stockholder ...................................               0                0        1,200,000
  Repayments of capital lease obligations .....................         (13,752)         (24,074)        (355,023)
  Borrowings under notes payable ..............................               0                0        1,179,135
  Repayments of notes payable .................................         (94,026)         (79,245)        (822,389)
  Security deposits and other assets ..........................           2,337          (12,136)        (265,241)
  Repurchase of common stock ..................................               0                0             (102)
                                                                   ------------     ------------     ------------
          Net cash provided by (used in) financing activities..         (67,322)        (157,844)      42,524,182
                                                                   ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH ...............................      (2,203,266)      (1,959,542)       7,287,951
CASH at beginning of period ...................................       9,491,217        5,079,212                0
                                                                   ------------     ------------     ------------
CASH AT END OF PERIOD .........................................    $  7,287,951     $  3,119,670     $  7,287,951
                                                                   ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (refunded) for income taxes .......................   ($      7,950)    $          0     $     22,734
                                                                   ============     ============     ============
  Cash paid for interest expense ..............................    $     21,161     $     30,691     $    427,126
                                                                   ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Conversion of advances from stockholder into common stock ...    $          0     $          0     $  1,200,000
                                                                   ============     ============     ============
  Equipment acquired pursuant to capital lease obligations ....    $          0     $          0     $    378,064
                                                                   ============     ============     ============
  Deterred offering costs accrued .............................    $          0     $          0     $          0
                                                                   ============     ============     ============

                                See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. OPERATIONS AND BASIS OF PRESENTATION --

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (perioperative bleeding and inflammation associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (lupus nephritis, rheumatoid arthritis, multiple sclerosis). As an outgrowth of its core technologies, the Company is developing, in collaboration with a third party (see Note 5), non-human organ ("xenograft" organs) products designed for transplantation into humans without clinical rejection.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of approximately $26.2 million through October 31, 1996. The Company has made no product sales to date and has recognized cumulative revenue from research grants and funding of $3.6 million through October 31, 1996. During 1996, the Company completed an initial public offering ("IPO") of 2,530,000 shares of common stock resulting in net proceeds of approximately $18.4 million (see Note 6). In addition, the Company has received various grants to fund certain research activities (see Note 5).

The Company will need additional financing to obtain regulatory approvals, fund early operating losses, and, if deemed appropriate, establish a manufacturing, sales, and marketing capability. In addition to normal risks associated with development stage companies, there can be no assurance that the Company's research and development will be successfully completed, that adequate patent protection for the Company's technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company will require funds in addition to those previously described, which it will seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. The Company has no banking or other capital sources and no arrangements or commitments with regards to obtaining any further funds.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1996.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES --

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

3. NET LOSS PER SHARE --

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except pursuant to the requirements of the SEC. Pursuant to these requirements, common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average number of common shares outstanding for the period from August 1, 1995 to October 31, 1995 using the treasury stock method. The inclusion of additional shares assuming the conversion of Series A convertible preferred stock into common stock would have been antidilutive for all periods presented and, accordingly, has been excluded from the computation of net loss per common share.

4. REVENUE RECOGNITION --

Contract research revenues are recognized as the related work is performed under the terms of the contracts and expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5. CONTRACT RESEARCH REVENUES --

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

In September 1995, the Company was awarded a Phase II SBIR grant for approximately $750,000 over two years from the NIH to support research and clinical development of the Company's product to treat complications of cardiovascular surgery.

In August 1995, the Company was awarded funding from NIST under its Advanced Technology Program ("ATP"). Through the ATP, the Company may receive up to approximately $2 million over three years to support the Company's UniGraft program in universal donor organs for transplantation.

In July 1995, the Company entered into a research and development agreement with US Surgical. US Surgical agreed to fund preclinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of preclinical development in four semi-annual installments of up to $1.0 million (the first installment of which was paid on July 31, 1995), and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock.

In July 1995, the Company was awarded a $100,000 Phase I SBIR grant from the NIH. The award was made in support of the research and development of the Company's gene transfer technology. The Company recognized $100,000 of revenue related to this agreement for the fiscal year ended July 31, 1996.

6. INITIAL PUBLIC OFFERING --

During fiscal year 1996, the Company completed an initial public offering of 2,530,000 shares of common stock at a price of $8.25 per share of common stock, par value of $0.0001, resulting in net proceeds of approximately $18.4 million. In connection with the Company's IPO, the preferred stockholders converted all of their shares into 794,554 shares of common stock.

In connection with the Company's public offering, the Company sold to its underwriter for nominal consideration, warrants to purchase from the Company 220,000 shares of common stock. These warrants are initially exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans to differ. Factors that may cause such differences include, but are not limited to, the progress of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1996.

OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. For the period from inception to October 31, 1996, the Company incurred a cumulative net loss of approximately $26.2 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. While there can be no assurance as to the terms of future corporate partnerships, if any, for licensed applications, a corporate partner would likely be expected to bear the substantial cost and much of the manpower-intensive effort of clinical development, scale-up production, seeking U.S. Food and Drug Administration ("FDA") approval and marketing. Alexion has entered into a strategic alliance with United States Surgical Corporation ("US Surgical") with respect to the Company's UniGraft program, and intends to seek additional strategic alliances with major pharmaceutical companies.

The Company recognizes research and development revenues when the development expenses are incurred and the related work is performed under the terms of the contracts. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

RESULTS OF OPERATIONS

      Three Months Ended October 31, 1996
      Compared with Three Months Ended October 31, 1995

The Company's contract research revenues increased to $811,000 for the three months ended October 31, 1996 from $453,000 for the same period ended October 31, 1995. This increase was due primarily to the Company's collaborative research and development agreement with US Surgical and the Company's research grants from the National Institutes of Health ("NIH") and the Commerce Department's National Institute of Standards and Technology ("NIST"). Revenues for the three months ended October 31, 1996 consisted principally of $529,000 in revenues recognized from the US Surgical agreement.

Research and development expenses increased to $1,974,000 for the three months ended October 31, 1996 from $1,408,000 for the three months ended October 31, 1995. The increase resulted principally from incurred costs related to the first clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, manufacturing validation costs, expanded preclinical development and manufacturing process development costs for the Company's recombinant product candidates, and increased external research related to preclinical development of the Company's xenotransplant products.

General and administrative related expenses increased to $649,000 for the three months ended October 31, 1996 from $354,000 for the same period ended October 31, 1995. This increase was due principally to increased external professional services related to investor and shareholder relations and insurance costs as a public company, business development, recruiting, patent and legal activities, and increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences.

The Company earned other income, net, of $235,000 for the three months ended October 31, 1996 as compared to other income, net, of $23,000 for the three months ended October 31, 1995. This other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company incurred a net loss of $1,578,000 for the three months ended October 31, 1996 as compared to a net loss of $1,286,000 for the same three month period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditures primarily through private placements and its initial public offering of equity securities resulting in aggregate net proceeds of approximately $41.5 million. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. Through October 1996, the Company has also received approximately

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

$3.0 million in research and development support under its collaboration with US Surgical and has received $704,000 from its SBIR grants from the NIH and $406,000 under the ATP from NIST.

The proceeds of the Company's initial public offering, private placements, notes payable and capital leases, and the cash generated from the corporate collaboration and SBIR and ATP grants have been used to fund operating activities of approximately $22.6 million and investments of approximately $2.4 million in equipment and approximately $963,000 in licensed technology rights and patents through October 31, 1996. During the three months ended October 31, 1996 and October 31, 1995, the Company's capital expenditures totaled $203,000 and $96,000, respectively, primarily for the acquisition of laboratory and manufacturing scale-up equipment. As of October 31, 1996, the Company had cash, cash equivalents and marketable securities of approximately $16.5 million.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


PART II.  OTHER INFORMATION

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALEXION PHARMACEUTICALS, INC.

Date:  December 12, 1996          By:  /s/ LEONARD BELL, M.D.
                                       -----------------------------------
                                         Leonard Bell, M.D.
                                         President and Chief Executive Officer,
                                          Secretary and Treasurer
                                          (principal executive officer)

Date:  December 12, 1996          By:  /s/ DAVID W. KEISER
                                       -----------------------------------
                                         David W. Keiser
                                         Executive Vice President and Chief
                                         Operating Officer
                                           (principal financial officer)

Date:  December 12, 1996          By:  /s/ BARRY P. LUKE
                                       ------------------------------------
                                         Barry P. Luke
                                         Senior Director of Finance and
                                         Administration
                                          (principal accounting officer)