Form 10-Q
period 1997-01-31
ALEXION PHARMACEUTICALS INC
filed 1997-03-17
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934: For the quarterly period ended January 31, 1997

                                       OR

- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from ________ to ________

     Commission file number: 0-27756


                          ALEXION PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    13-3648318
         ---------------                             ----------------
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

         Yes   X        No  ___
              ---

                  CLASS                      OUTSTANDING AT MARCH 5, 1997
      -------------------------------        ----------------------------
      Common Stock, $0.0001 par value                 7,361,721

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

           Balance Sheets as of January 31, 1997
           and July 31, 1996                                                  3

           Statements of Operations for the three and six months ended
           January 31, 1997 and 1996 and for the period from inception
           January 28, 1992 to January 31, 1997                               4

           Statements of Cash Flows for the six months ended January 31,
           1997 and 1996 and for the period from inception
           January 28, 1992 to January 31, 1997                               5

           Notes to Financial Statements                                      6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10

PART II.   OTHER INFORMATION                                                 14

SIGNATURES                                                                   15

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                             January 31, 1997      July 31, 1996
                                                             ----------------      -------------
                          ASSETS                              (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                    $8,634,750          $9,491,217
    Marketable securities                                         6,762,296           9,106,534
    Prepaid expenses                                                231,728             466,731
                                                                 ----------          ----------
          Total current assets                                   15,628,774          19,064,482
                                                                 ----------          ----------
Equipment, net of accumulated
    depreciation and amortization                                   733,499             592,271
                                                                -----------         -----------
Other Assets:
    License technology rights, net                                  286,366             330,365
    Patent application costs, net                                   189,951             194,004
    Organization costs, net                                               0               5,280
    Security deposits and other assets                              264,853             267,578
                                                                -----------         -----------
         Total other assets                                         741,170             797,227
                                                                -----------         -----------
                     TOTAL ASSETS                               $17,103,443         $20,453,980
                                                                ===========         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities;
    Current portion of notes payable                               $276,566            $322,508
    Current obligations under capital leases                         21,307              28,593
    Accounts payable                                                366,867             280,913
    Accrued expenses                                                464,006             400,577
    Deterred revenue                                                131,067           1,000,000
                                                                 ----------          ----------
          Total current liabilities                               1,259,813           2,032,591
                                                                 ----------          ----------
Notes Payable, less current portion included above                        0             128,264
                                                                 ----------          ----------
Obligatiors under Capital Leases, less
     current portion included above                                     913               8,200
                                                                 ----------          ----------
Stockholders' Equity:
    Series A convertible preferred stock $.0001 par value;                0                   0
       5,000,000 shares authorized; no shares issued and
       outstanding at January 31,1997 and July 31,1996
    Common stock $.0OO1 par value; 25,000,000 shares                    737                 733
       authorized; 7,371,896 and 7,334,909 shares issued
       at January 31,1997 and July 31,1996
    Additional paid-in capital                                   43,030,577          42,858,975
    Deficit accumulated during development stage                (27,188,495)        (24,574,681)
    Deferred offering costs                                               0                   0
    Treasury stock, at cost; 11,875 shares                             (102)               (102)
                                                                 ----------          ----------
          Total stockholders' equity                             15,842,717          18,284,925
                                                                 ----------          ----------
           TOTAL LIABILITIES AND NET EQUITY                     $17,103,443         $20,453,980
                                                                ===========         ===========

                 See accompanying notes to financial statements

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (UNAUDITED)




                                                                                                             January 28,1992
                                        Three months ended January 31,     Six months ended January 31,        (inception)
                                        ------------------------------     ----------------------------          through
                                             1997             1996             1997           1996           January 31, 1997
                                          ----------     -----------       -----------    -----------        ----------------
CONTRACT RESEARCH REVENUES               $ 1,437,984     $   616,485       $ 2,248,739    $ 1,069,913          $  5,025,069
                                         -----------     -----------       -----------    -----------         -------------
OPERATING EXPENSES:

     Research and Development              1,921,113       1,362,727         3,895,051      2,771,536           25,049,879
     General and Administrative              758,306         395,776         1,407,361        749,845            8,098,227
                                         -----------     -----------       -----------    -----------         ------------
     Total Operating Expenses              2,679,419       1,758,503         5,302,412      3,521,381           33,148,106
                                         -----------     -----------       -----------    -----------         ------------
OPERATING LOSS                            (1,241,435)     (1,142,018)       (3,053,673)    (2,451,468)         (28,123,037)
OTHER INCOME (EXPENSE), Net                  205,231           9,196           439,859         32,387              934,542
                                         -----------     -----------       -----------    -----------         ------------
NET LOSS                                 ($1,036,204)    ($1,132,822)      ($2,613,814)   ($2,419,081)        ($27,188,495)
                                         ===========     ===========       ===========    ===========         ============

NET LOSS PER COMMON SHARE (Note 3)            ($0.14)         ($0.25)           ($0.36)        ($0.54)
                                         ===========     ===========       ===========    ===========
SHARES USED IN COMPUTING NET
   LOSS PER COMMON SHARE                   7,341,939       4,515,926         7,335,173      4,513,990
                                         ===========     ===========       ===========    ===========

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (UNAUDITED)


                                                                                                 January 28,1992
                                                                 Six months ended January 31        (inception)
                                                                 ---------------------------          through
                                                                     1997           1996          January 31,1997
                                                                -----------      -----------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     ($2,613,814)     ($2,419,081)       ($27,188,495)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                  367,501          436,763           2,765,077
     Compensation expense related to grant of stock options               0                0             122,500
    Net realized loss (gain) on marketable securities                     0                0              45,390
    Change in assets and liabilities:
      Prepaid expenses                                              235,003         (112,825)           (231,728)
      Accounts payable                                               85,954         (243,242)            366,867
      Accrued expenses                                               63,429          (40,931)            464,006
      Deferred revenue                                             (868,933)        (160,500)            131,067
                                                                -----------      -----------        ------------
       Net cash used in operating activities                     (2,730,860)      (2,539,816)        (23,525,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchases of) Proceeds from marketable securities, net        2,363,941                0          (6,753,824)
   Proceeds from marketable securities                                    0                0                   0
   Purchases of equipment                                          (434,394)        (141,631)         (2,607,137)
   Licensed technology costs                                              0                0            (615,989)
   Patent application costs                                         (21,003)         (29,855)           (356,807)
   Organization costs                                                     0                0             (63,530)
                                                                -----------      -----------        ------------
       Net cash (used in) provided by investing activities        1,908,544         (171,486)        (10,397,287)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of preferred and common stock         151,903            6,591          41,701,586
   Deferred offering costs                                                0         (119,198)                  0
   Advances from stockholder                                              0                0           1,200,000
   Repayments of capital lease obligations                          (14,573)         (52,559)           (355,844)
   Borrowings under notes payable                                         0                0           1,179,135
   Repayments of notes payable                                     (174,206)        (157,506)           (902,569)
   Security deposits and other assets                                 2,725          (12,350)           (264,853)
   Repurchase of common stock                                             0                0                (102)
                                                                -----------      -----------        ------------
       Net cash provided by (used in) financing activities          (34,151)        (335,022)         42,557,353
                                                                -----------      -----------        ------------
NETINCREASE(0ECREASE)IN CASH                                       (856,467)      (3,046,324)          8,634,750
CASH at beginning of period                                       9,491,217        5,079,212                   0
                                                                -----------      -----------        ------------
CASH AT END OF PERIOD                                            $8,634,750       $2,032,888          $8,634,750
                                                                 ==========       ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid (refunded) for income taxes                            ($7,950)              $0             $22,734
                                                                 ==========       ==========          ==========
   Cash paid fer interest expense                                   $30,395          $57,954            $436,360
                                                                 ==========       ==========          ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
   Conversion of advances from stockholder info common stock             $0               $0          $1 200 000
                                                                 ==========       ==========          ==========
   Equipment acquired pursuant to capital lease obligations              $0               $0            $378 064
                                                                 ==========       ==========          ==========
   Deferred offering costs accrued                                       $0         $226,930                  $0
                                                                 ==========       ==========          ==========


                 See accompanying notes to financial statements

                                  Pages 5 of 15

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. Operations and Basis of Presentation -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (perioperative bleeding and inflammation associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (lupus nephritis, rheumatoid arthritis, multiple sclerosis). As an outgrowth of its core technologies, the Company is developing, in collaboration with third parties (see Note 5), non-human organ ("xenograft" organs) products designed for transplantation into humans without clinical rejection and immunoprotected retroviral vectors and producer cells for gene therapy.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of approximately $27.2 million through January 31, 1997. The Company has made no product sales to date and has recognized cumulative revenues from research support funding and licensing aggregating $5.0 million through January 31, 1997. During 1996, the Company completed an initial public offering ("IPO") of 2,530,000 shares of common stock resulting in net proceeds of approximately $18.4 million (see Note 6). In addition, the Company has received various grants to fund certain research activities (see Note 5).

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1996.

2. Cash and Cash Equivalents and Marketable Securities -

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

3. Net Loss Per Share -

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except pursuant to the requirements of the SEC. Pursuant to these requirements, common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average number of common shares outstanding for the period from August 1, 1995 to January 31, 1996 using the treasury stock method. The inclusion of additional shares assuming the conversion of Series A convertible preferred stock into common stock would have been antidilutive for all periods presented and, accordingly, has been excluded from the computation of net loss per common share.

4. Revenue Recognition -

Contract research revenues are recognized as the related work is performed under the terms of the contracts and expenses for development activities are incurred. License fee payments are recognized as revenue upon receipt. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5. Contract Research and License Fee Revenues -

Contract research revenues recorded by the Company consist of: (1) research and development support under separate collaborations with United States Surgical Corporation ("US Surgical") and Genetics Therapy Inc. ("GTI/Novartis"), a wholly owned subsidiary of Novartis; (2) Small Business Innovation Research ("SBIR") grants awarded in July and September 1995 from the National Institutes of Health ("NIH"), and (3) funding from the Commerce Department's National Institute of Standards and Technology ("NIST").

License fee revenues represent non-refundable payments received in accordance to contractural agreements for various access and rights to the Company's technologies, research, potential products and markets.

In January 1997, the Company announced that it had entered into an agreement with GTI/Novartis. The Company granted to GTI/Novartis exclusive worldwide rights to use the Company's technology to develop and market immunoprotected retroviral gene therapy products for direct in vivo gene therapy. Terms of the agreement call for the Company to receive upfront license fees, research payments and milestone payments totaling up to $10 million. In addition, the Company would also receive royalties on net sales of such products.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


6. Initial Public Offering -

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors and uncertainties which may cause the Company's plans to differ. Factors and uncertainties that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships and strategic alliances with third parties, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. For the period from inception to January 31, 1997, the Company incurred a cumulative net loss of approximately $27.2 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. While there can be no assurance as to the terms of future corporate partnerships, if any, for licensed applications, a corporate partner would likely be expected to bear the substantial cost and much of the manpower-intensive effort of clinical development, scale-up production, seeking U.S. Food and Drug Administration ("FDA") approval and marketing. Alexion has entered into strategic alliances with United States Surgical Corporation ("US Surgical") with respect to the Company's UniGraft program and with Genetics Therapy Inc. ("GTI/Novartis"), a wholly-owned subsidiary of Novartis, with respect to the Company's immunoresistant retroviral vector program. The Company intends to seek additional strategic alliances with major pharmaceutical companies.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

RESULTS OF OPERATIONS

    Three Months Ended January 31, 1997
    Compared with Three Months Ended January 31, 1996

The Company's contract research and license revenues increased to $1,438,000 for the three months ended January 31, 1997 from $616,000 for the same period ended January 31, 1996. This increase was due primarily to the receipt of an upfront license fee from GTI/Novartis. Contract research revenues represent principally the Company's collaborative research and development agreements with US Surgical and GTI/Novartis and the Company's research grants from the National Institutes of Health ("NIH") and the Commerce Department's National Institute of Standards and Technology ("NIST").

Research and development expenses increased to $1,921,000 for the three months ended January 31, 1997 from $1,362,000 for the three months ended January 31, 1996. The increase resulted principally from incurred costs related to the clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, manufacturing validation costs, expanded preclinical development and manufacturing process development costs for the Company's recombinant product candidates, and increased external research related to preclinical development of the Company's xenotransplant products.

General and administrative related expenses increased to $758,000 for the three months ended January 31, 1997 from $396,000 for the same period ended January 31, 1996. This increase was due principally to a concentration of patent related activities in this quarter plus increased external professional services, costs related to investor and shareholder relations and insurance costs as a public company, business development, recruiting, and increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences.

The Company earned other income, net, of $205,000 for the three months ended January 31, 1997 as compared to other income, net, of $9,000 for the three months ended January 31, 1996. This other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company incurred a net loss of $1,036,000 for the three months ended January 31, 1997 as compared to a net loss of $1,133,000 for the same three month period in 1996.

     Six Months Ended January 31, 1997
     Compared with Six Months Ended January 31, 1996

The Company's earned contract research and license revenues increased to $2,249,000 for the six months ended January 31, 1997 from $1,070,000 for the six months ended January 31, 1996. The increase was primarily due to the receipt of an upfront license fee received from GTI/Novartis.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

During the six months ended January 31, 1997 and 1996, the Company expended $3,895,000 and $2,772,000, respectively on research and development activities. The increase of 41% or $1,123,000 resulted principally from costs incurred related to the clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, manufacturing validation costs, expanded preclinical development and manufacturing process development costs for the Company's recombinant product candidates, and increased external research related to preclinical development of the Company's xenotransplant products.

General and administrative expenses increased to $1,407,000 for the six months ended January 31, 1997 from $750,000 for the six months ended January 31, 1996. The increase was due principally to the high level of patent related activities in the most recent three months plus increased external professional services related to investor and shareholder relations and insurance costs as a public company, business development, recruiting, legal fees, and increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences.

Other income, net was $440,000 for the six months ended January 31, 1997 as compared to other income, net of $32,000 for same period a year ago. This other income, net was due primarily to greater interest income from higher cash balances available for investment.

As a result of the above factors, the Company's net loss increased to $2,642,000 from $2,419,000 for the six months ended January 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditures primarily through private placements and its initial public offering of equity securities resulting in aggregate net proceeds of approximately $41.7 million. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. Through January 1997, the Company has received approximately $3.9 million in research and development support and license fees under its collaborations with US Surgical and GTI/Novartis. The Company has also received $711,000 from its SBIR grants from the NIH and $516,000 under the ATP from NIST, respectively, through January 1997.

The proceeds of the Company's initial public offering, private placements, notes payable and capital leases, and the cash generated from the corporate collaborations and SBIR and ATP grants have been used to fund operating activities of approximately $23.5 million and investments of approximately $2.6 million in equipment and approximately $973,000 in licensed technology rights and patents through January 31, 1997. During the six months ended January 31, 1997 and January 31, 1996, the Company's capital expenditures totaled $434,000 and $142,000, respectively, primarily for the acquisition of laboratory and manufacturing scale-up equipment. As of January 31, 1997, the Company had cash, cash equivalents and marketable securities of approximately $15.4 million.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

The Company leases its administrative and research and development facilities under three operating leases expiring in June 1998, December 1997, and March 1999, respectively, each with an option for up to an additional three years.

The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned for at least the next twelve months. The Company's future capital requirements will depend on many factors, the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


PART II.  OTHER INFORMATION

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          10.1 License and Collaborative Research Agreement between Alexion Pharmaceuticials, Inc. and Genetic Therapy, Inc. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-19905) (Confidential Treatment has been requested for portions of such Exhibit)

          Form 8-K

          Form 8-K filed on February 21, 1997 relating to the adoption of a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALEXION PHARMACEUTICALS, INC.


Date:  March 13, 1996              By:  /s/ LEONARD BELL, M.D.
                                        ---------------------------------------
                                        Leonard Bell, M.D.
                                        President and Chief Executive Officer,
                                          Secretary and Treasurer (principal
                                          executive officer)


Date:  March 13, 1996              By:  /s/ DAVID W. KEISER
                                        ---------------------------------------
                                        David W. Keiser
                                        Executive Vice President and Chief
                                          Operating Officer (principal
                                          financial officer)


Date:  March 13, 1996              By:  /s/ BARRY P. LUKE
                                        ---------------------------------------
                                        Barry P. Luke
                                        Senior Director of Finance and
                                          Administration (principal accounting
                                          officer)