Form 10-Q/A
period 1997-01-31
ALEXION PHARMACEUTICALS INC
filed 1997-03-17
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

          Exhibits

          10.1 License and Collaborative Research Agreement between Alexion Pharmaceuticials, Inc. and Genetic Therapy, Inc. (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-19905) (Confidential Treatment has been requested for portions of such Exhibit)

          27   Financial Data Schedule


          Form 8-K

          Form 8-K filed on February 21, 1997 relating to the adoption of a Shareholder Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALEXION PHARMACEUTICALS, INC.


Date:  March 17, 1997              By:  /s/ LEONARD BELL, M.D.
                                        ---------------------------------------
                                        Leonard Bell, M.D.
                                        President and Chief Executive Officer,
                                          Secretary and Treasurer (principal
                                          executive officer)


Date:  March 17, 1997              By:  /s/ DAVID W. KEISER
                                        ---------------------------------------
                                        David W. Keiser
                                        Executive Vice President and Chief
                                          Operating Officer (principal
                                          financial officer)


Date:  March 17, 1997              By:  /s/ BARRY P. LUKE
                                        ---------------------------------------
                                        Barry P. Luke
                                        Senior Director of Finance and
                                          Administration (principal accounting
                                          officer)

                                 EXHIBIT INDEX


Exhibit                 Description
-------                 -----------
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

  27                    Financial Data Schedule