Form 10-K/A
period 1996-07-31
ALEXION PHARMACEUTICALS INC
filed 1997-04-09
CIK 899866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

10.34 Agreement to be Bound by Shareholders Agreement dated as of August 1, 1993 between the Company and BRDC.*

10.35 Agreement to be Bound by Master Agreement dated as of August 1, 1993 between the Company and BRDC.*

10.36 Research and Development Facility Lease, dated April 1, 1996, between the Company and Science Park Development Corporation.

10.37 License Agreement dated March 27, 1996 between the Company and Medical Research Council.+

10.38    License Agreement dated May 8, 1996 between the Company and Enzon,
         Inc.+

------

 * Incorporated by reference to the Company's Registration Statement on Form S-1, (Reg. No. 333-00202).

 +       Confidential treatment was granted for portions of such document.

(b)      Financial Statement Schedules

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ALEXION PHARMACEUTICALS, INC.



                                       By:  /s/  LEONARD BELL, M.D.
                                            ------------------------------------
                                            Leonard Bell, M.D.
                                            President, Chief Executive Officer,
                                              Secretary and Treasurer