Form 10-Q
period 1997-04-30
ALEXION PHARMACEUTICALS INC
filed 1997-06-16
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934: For the quarterly period ended April 30, 1997

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

         Yes   X        No  ___
              ---

                  CLASS                      OUTSTANDING AT JUNE 9, 1997
      -------------------------------        ----------------------------
      Common Stock, $0.0001 par value                 7,389,537

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                                      INDEX

                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          Balance Sheets as of April 30, 1997 and July 31, 1996            3

          Statements of Operations for the three and nine months
          ended April 30, 1997 and 1996 and for the period from
          inception January 28, 1992 to April 30, 1997                     4

          Statements of Cash Flows for the nine months ended
          April 30, 1997 and 1996 and for the period from inception
          January 28, 1992 to April 30, 1997                               5

          Notes to Financial Statements                                    6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10

PART II. OTHER INFORMATION                                                14

SIGNATURES                                                                15

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                            April 30, 1997      July 31, 1996
                                                            --------------      -------------
                          ASSETS                             (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                  $ 7,442,566          $ 9,491,217
  Marketable securities                                        6,251,927            9,106,534
  Prepaid expenses                                               433,041              466,731
                                                             -----------          -----------
          Total current assets                                14,127,534           19,064,482
                                                             -----------          -----------
Equipment, net of accumulated
  depreciation and amortization                                  738,293              592,271
                                                             -----------          -----------
Other Assets:
  License technology rights, net                                 264,366              330,365
  Patent application costs, net                                  178,559              194,004
  Organization costs, net                                              0                5,280
  Security deposits and other assets                             264,162              267,578
                                                             -----------          -----------
          Total other assets                                     707,087              797,227
                                                             -----------          -----------
                TOTAL ASSETS                                 $15,572,914          $20,453,980
                                                             ===========          ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes payable                              $205,665             $322,508
  Current obligations under capital leases                        14,547               28,593
  Accounts payable                                               335,483              280,913
  Accrued expenses                                               364,962              400,577
  Deferred revenue                                               665,300            1,000,000
                                                             -----------          -----------
          Total current liabilities                            1,585,957            2,032,591
                                                             -----------          -----------
Notes Payable, less current portion included above                     0              128,264
                                                             -----------          -----------
Obligations under Capital Leases, less
  current portion included above                                     398                8,200
                                                             -----------          -----------
Stockholders' Equity:
  Series A convertible preferred stock $.0001 par value;               0                    0
    5,000,000 shares authorized;  no shares issued and
    outstanding at January 31, 1997 and July 31, 1996
  Common stock $.0001 par value;  25,000,000 shares                  738                  733
    authorized;  7,382,412 and 7,334,909 shares issued
    at April 30, 1997 and July 31, 1996
  Additional paid-in capital                                  43,080,238           42,858,975
  Deficit accumulated during development stage               (29,094,315)         (24,574,681)
  Deferred offering costs                                              0                    0
  Treasury stock, at cost;  11,875 shares                           (102)                (102)
                                                             -----------          -----------
          Total stockholders' equity                          13,986,559           18,284,925
                                                             -----------          -----------
                TOTAL LIABILITIES AND NET EQUITY             $15,572,914          $20,453,980
                                                             ===========          ===========


                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (UNAUDITED)


                                                                                                    January 28, 1992
                                          Three months ended April 30,  Nine months ended April 30,   (inception)
                                          ---------------------------   ---------------------------    through
                                               1997          1996           1997          1996      April 30, 1997
                                           -----------   -----------    -----------    -----------  ----------------
CONTRACT RESEARCH REVENUES                  $  621,027    $  767,885     $2,869,766    $1,837,798     $ 5,646,096
                                            ----------    ----------     ----------    ----------     -----------
OPERATING EXPENSES:
  Research and Development                   2,013,321     1,685,270      5,908,372    $4,456,806      27,063,200
  General and Administrative                   700,169       440,297      2,107,530     1,190,142       8,798,396
                                            ----------    ----------     ----------    ----------     -----------
  Total Operating Expenses                   2,713,490     2,125,567      8,015,902     5,646,948      35,861,596
                                            ----------    ----------     ----------    ----------     -----------
OPERATING LOSS                              (2,092,463)   (1,357,682)    (5,146,136)   (3,809,150)    (30,215,500)
                                            ----------    ----------     ----------    ----------     -----------
OTHER INCOME (EXPENSE), Net                    186,643       144,839        626,502       177,226       1,121,185
                                            ----------    ----------     ----------    ----------     -----------
NET LOSS                                   ($1,905,820)  ($1,212,843)   ($4,519,634)  ($3,631,924)   ($29,094,315)
                                            ==========    ==========     ==========    ==========     ===========
NET LOSS PER COMMON SHARE (Note 3)              ($0.26)       ($0.18)        ($0.62)       ($0.70)
                                            ==========    ==========     ==========    ==========
SHARES USED IN COMPUTING NET
  LOSS PER COMMON SHARE                      7,366,687     6,652,398      7,345,582     5,216,377
                                            ==========    ==========     ==========    ==========


                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (UNAUDITED)


                                                                                                     January 28, 1992
                                                                     Nine months ended April 30        (inception)
                                                                   -----------------------------         through
                                                                      1997              1996          April 30, 1997
                                                                   --------------   ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                         ($4,519,634)      ($3,631,924)     ($29,094,315)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                    532,395           653,086         2,929,971
      Compensation expense related to grant of stock                         0                 0           122,500
        options
      Net realized loss (gain) on marketable securities                      0                 0            45,390
      Change in assets and liabilities:
        Prepaid expenses                                                33,690          (218,582)         (433,041)
        Accounts payable                                                54,570           (38,048)          335,483
        Accrued expenses                                               (35,615)         (184,931)          364,962
        Deferred revenue                                              (334,700)         (665,700)          665,300
                                                                    ----------        ----------       -----------
           Net cash used in operating activities                    (4,269,294)       (4,086,099)      (25,063,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases of) Proceeds from marketable securities, net            2,854,612                 0        (6,263,153)
  Purchases of equipment                                              (569,220)         (226,921)       (2,741,963)
  Licensed technology costs                                                  0                 0          (615,989)
  Patent application costs                                             (22,473)          (30,494)         (358,277)
  Organization costs                                                         0                 0           (63,530)
                                                                    ----------        ----------       -----------
           Net cash (used in) provided by investing activities       2,262,919          (257,415)      (10,042,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred and common stock           221,263        18,473,883        41,770,946
    Advances from stockholder                                                0                 0         1,200,000
    Repayments of capital lease obligations                            (21,848)          (76,635)         (363,119)
    Borrowings under notes payable                                           0                 0         1,179,135
    Repayments of notes payable                                       (245,107)         (238,165)         (973,470)
    Security deposits and other assets                                   3,416           183,638          (264,162)
    Repurchase of common stock                                               0                 0              (102)
                                                                    ----------        ----------       -----------
           Net cash provided by (used in) financing activities         (42,276)       18,342,721        42,549,228
                                                                    ----------        ----------       -----------
NET INCREASE (DECREASE) IN CASH                                     (2,048,651)       13,999,207         7,442,566

CASH at beginning of period                                          9,491,217         5,079,212                 0
                                                                    ----------        ----------       -----------
CASH AT END OF PERIOD                                               $7,442,566       $19,078,419       $ 7,442,566
                                                                    ==========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (refunded) for income taxes                                ($7,950)               $0           $22,734
                                                                    ==========       ===========       ===========
  Cash paid for interest expense                                       $41,299           $86,563          $447,264
                                                                    ==========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Conversion of advances from stockholder into common stock                 $0                $0        $1,200,000
                                                                    ==========       ===========       ===========
  Equipment acquired pursuant to capital lease obligations                  $0                $0          $378,064
                                                                    ==========       ===========       ===========
  Deferred offering costs accrued                                           $0                $0                $0
                                                                    ==========       ===========       ===========




                       See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Operations and Basis of Presentation -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (perioperative bleeding and inflammation associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (multiple sclerosis, lupus nephritis, rheumatoid arthritis). As an outgrowth of its core technologies, the Company is developing, in collaboration with third parties (see Note 5), non-human organ ("xenograft" organs) products designed for transplantation into humans without clinical rejection and immunoprotected retroviral vectors and producer cells for gene therapy.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of approximately $29.1 million through April 30, 1997. The Company has made no product sales to date and has recognized cumulative revenues from research support funding and licensing aggregating $5.6 million through April 30, 1997. During 1996, the Company completed an initial public offering ("IPO") of 2,530,000 shares of common stock resulting in net proceeds of approximately $18.4 million (see Note 6). In addition, the Company has received various grants to fund certain research activities (see Note 5).

The Company will need additional financing to obtain regulatory approvals, fund early operating losses, and, if deemed appropriate, establish a manufacturing, sales, and marketing capability. In addition to normal risks associated with development stage companies, there can be no assurance that the Company's research and development will be successfully completed, that the results of the Company's preclinical studies and early clinical trials will be indicative of future large-scale clinical trial results and predict or prove safety or efficacy in humans, that the rate of patient enrollment in the Company's clinical trials will be sufficient to enable clinical trials of the Company's product candidates to be completed in a timely manner, that adequate patent protection for the Company's technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

3. Net Loss Per Share -

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive, except pursuant to the requirements of the SEC. Pursuant to these requirements, common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average number of common shares outstanding for the period from August 1, 1995 to April 30, 1996 using the treasury stock method. The inclusion of additional shares assuming the conversion of Series A convertible preferred stock into common stock would have been antidilutive for all periods presented and, accordingly, has been excluded from the computation of net loss per common share.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5. Contract Research and License Fee Revenues -

Contract research revenues recorded by the Company consist of: (1) research and development support under separate collaborations with United States Surgical Corporation ("US Surgical") and Genetics Therapy Inc. ("GTI/Novartis"), a wholly owned subsidiary of Novartis; (2) Small Business Innovation Research ("SBIR") grants awarded in July 1995, September 1995, and January 1997 from the National Institutes of Health ("NIH"), and (3) funding from the Commerce Department's National Institute of Standards and Technology ("NIST").

License fee revenues represent non-refundable payments received in accordance to contractual agreements for various access and rights to the Company's technologies, research, potential products and markets.

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

In January 1997, the Company was awarded a Phase I SBIR grant for approximately $100,000 from the National Heart, Lung, and Blood Institute of the NIH to support preclinical efficacy of the Company's C5 complement inhibitors in the treatment of myocardial infarction.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors and uncertainties which may cause the Company's plans to differ. Factors and uncertainties that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships and strategic alliances with third parties, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Registration Statement (Registration No. 333-19905 filed April 4, 1997) and Annual Report or Form 10-K for the fiscal year ended July 31, 1996.

OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. For the period from inception to April 30, 1997, the Company incurred a cumulative net loss of approximately $29.1 million.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved.

RESULTS OF OPERATIONS

   Three Months Ended April 30, 1997
   Compared with Three Months Ended April 30, 1996

The Company's contract research and license revenues decreased to $621,000 for the three months ended April 30, 1997 from $768,000 for the same period ended April 30, 1996. The decrease of $147,000 was due primarily to lower recognized grant revenues due to decreased reimbursable research expenses. Contract research revenues for the three months ended April 30, 1997 represent primarily the Company's collaborative research and development agreements with US Surgical and GTI/Novartis, pursuant to which the Company recognized revenues of $484,000 and $100,000, respectively. The balance of $37,000 of revenues represented funding received from the National Institute of Health ("NIH") and from the Commerce Department's National Institute of Standards and Technology ("NIST").

Research and development expenses increased to $2,013,000 for the three months ended April 30, 1997 from $1,685,000 for the three months ended April 30, 1996. The increase of $328,000 resulted principally from incurred costs related to the clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, expanded preclinical development and manufacturing process development costs for the Company's recombinant product candidates, and increased external research related to preclinical development of the Company's xenotransplant products.

General and administrative related expenses increased to $700,000 for the three months ended April 30, 1997 from $440,000 for the same period ended April 30, 1996. The increase of $260,000 was due primarily to external professional fees which accounted for approximately $155,000, representing patent and legal fees, investor and shareholder relations fees, business development fees and recruiting fees. The approximately $105,000 balance of the increase was attributable principally to facilities expansion and to increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences.

The Company earned other income, net, of $187,000 for the three months ended April 30, 1997 as compared to other income, net, of $145,000 for the three months ended April 30, 1996. This other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company incurred a net loss of $1,906,000 for the three months ended April 30, 1997 as compared to a net loss of $1,213,000 for the same three month period in 1996.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


         Nine Months Ended April 30, 1997
         Compared with Nine Months Ended April 30, 1996

The Company's earned contract research and license revenues increased to $2,870,000 for the nine months ended April 30, 1997 from $1,838,000 for the nine months ended April 30, 1996. The increase of $1,032,000 was due primarily to the receipt of an upfront license fee received from GTI/Novartis in the amount of $850,000. Contract research revenues for the nine months ended April 30, 1997 represent principally the Company's collaborative research and development agreements with US Surgical and GTI/Novartis, $1,420,000 and $983,000, respectively, and the Company's research funding from the NIH and the Commerce Department's NIST, $197,000 and $270,000, respectively.

During the nine months ended April 30, 1997 and 1996, the Company expended $5,908,000 and $4,457,000, respectively, on research and development activities. The increase of 33% or $1,451,000 resulted principally from costs incurred related to the clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, manufacturing validation costs, expanded preclinical development and manufacturing process development costs for the Company's recombinant product candidates, and increased external research related to preclinical development of the Company's xenotransplant products.

General and administrative expenses increased to $2,108,000 for the nine months ended April 30, 1997 from $1,190,000 for the nine months ended April 30, 1996. The increase of $918,000 was due principally to external professional fees which accounted for approximately $590,000, representing patent and legal fees, investor and shareholder relation fees, business development fees and recruiting fees. The approximately $328,000 balance of the increase was attributable principally to facilities expansion, to increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences, and to increased insurance costs as public company.

Other income, net was $627,000 for the nine months ended April 30, 1997 as compared to other income, net of $177,000 for same period a year ago. This other income, net was due primarily to greater interest income from higher cash balances available for investment.

As a result of the above factors, the Company's net loss increased to $4,520,000 from $3,632,000 for the nine months ended April 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditures primarily through private placements and its initial public offering of equity securities resulting in aggregate net proceeds of approximately $41.8 million. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. Through April 1997, the Company has received approximately $5.0 million in research and development support and license fees under its collaborations with US Surgical and GTI/Novartis. The Company has also received $748,000 from its SBIR grants from the NIH and $516,000 under the ATP from NIST, respectively, through April 1997.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


The proceeds of the Company's initial public offering, private placements, notes payable and capital leases, and the cash generated from the corporate collaborations and SBIR and ATP grants have been used to fund operating activities of approximately $25.1 million and investments of approximately $2.7 million in equipment and $974,000 in licensed technology rights and patents through April 30, 1997. As of April 30, 1997, the Company had cash, cash equivalents and marketable securities of approximately $13.7 million.

Primarily as a result of approximately $4.5 million of operating losses, the Company used approximately $4.3 million of cash in its operating activities during the nine months ended April 30, 1997. These funds were provided by (i) cash flows from investing activities generated primarily from net proceeds of maturing marketable securities of approximately $2.9 million which were offset by purchases of equipment of $569,000, (ii) cash flows from financing activities generated from the net proceeds from issuance of common stock resulting from warrant and stock option exercises, aggregating $221,000, offset by repayments of notes payable and capital lease obligations, aggregating $267,000, used to finance the purchase of equipment, and (iii) the use of approximately $2.0 million of cash balances which were on hand at July 31, 1996. At April 30, 1997, approximately $7.4 million of cash is held in short-term highly liquid investments with original maturities of less than three months.

The Company leases its administrative and research and development facilities under three operating leases expiring in December 1997, June 1998, and March 1999, respectively, each with an option for up to an additional three years.

The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned for at least the next twelve months. While the Company currently has no material commitments for capital expenditures, the Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, progress in clinical trials - including safety, efficacy and timely completion, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

The Company expects to incur substantial additional costs, including costs associated with research, preclinical and clinical testing, manufacturing process development, contract manufacturing, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds through additional financings including public or private equity or debt offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all, or that discussions with potential collaborative partners will result in any agreements. The unavailability of additional financing could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself, any of which could have a material adverse effect on the Company.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

         10.1 Employment Agreement, dated April 1, 1997, between the Company and Dr. Leonard Bell (Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-19905) filed on April 4, 1997).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALEXION PHARMACEUTICALS, INC.


Date:  June 12, 1997              By:  /s/ LEONARD BELL, M.D.
                                        ---------------------------------------
                                        Leonard Bell, M.D.
                                        President and Chief Executive Officer,
                                          Secretary and Treasurer (principal
                                          executive officer)


Date:  June 12, 1997              By:  /s/ DAVID W. KEISER
                                        ---------------------------------------
                                        David W. Keiser
                                        Executive Vice President and Chief
                                          Operating Officer (principal
                                          financial officer)


Date:  June 12, 1997              By:  /s/ BARRY P. LUKE
                                        ---------------------------------------
                                        Barry P. Luke
                                        Senior Director of Finance and
                                          Administration (principal accounting
                                          officer)