Form 10-Q/A
period 1997-01-31
ALEXION PHARMACEUTICALS INC
filed 1997-06-19
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A2

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended January 31, 1997.
                                                ----------------
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the transition period from _______________ to
    ___________________.

                           Commission File No. 0-27756
                                               -------

                          ALEXION PHARMACEUTICALS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            13-3648318
          ------------------------------             -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

         25 Science Park, Suite 360, New Haven, Connecticut  06511
         ---------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                                 (203) 776-1790
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X      No
              -----        -----

The number of shares of Common Stock, $0.0001 par value, outstanding as of March 5, 1997, was 7,361,721 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. The Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations," is amended and restated in its entirety to read as follows:

     Three Months Ended January 31, 1997
     Compared with Three Months Ended January 31, 1996

     The Company contract research and license revenues increased to $1,438,000 for the three months ended January 31, 1997 from $616,000 for the same period ended January 31, 1996. The increase was due primarily to the receipt of an upfront license fee from GTI/Novartis in the amount of $850,000. Contract research revenues represent principally revenues from the Company's collaborative research and development agreements with US Surgical, pursuant to which the Company recognized revenue of approximately $407,000 during the three months ended January 31, 1997, and GTI/Novartis; revenues from the Company's research grants from the National Institutes of Health ("NIH"), pursuant to which the Company recognized revenue of approximately $38,000 during the three months ended January 31, 1997; and funding received from the Commerce Department's National Institute of Standards and Technology ("NIST"), pursuant to which the Company recognized revenue of approximately $110,000 during the three months ended January 31, 1997.

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

     General and administrative related expenses increased to $758,000 for the three months ended January 31, 1997 from $396,000 for the same period ended January 31, 1996. This increase was due primarily to external professional fees which accounted for approximately $299,000, representing patent and legal fees, investor and shareholder relations fees, business development fees and recruiting fees. The approximately $63,000 balance of the increase was attributable to increased insurance costs incurred as a public company and to increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences.

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

    Six Months Ended January 31, 1997
    Compared with Six Months Ended January 31, 1996

     The Company earned contract research and license revenues increased to $2,249,000 for the six months ended January 31, 1997 from $1,070,000 for the six months ended January 31, 1996. The majority of the increase was due to the receipt of an upfront license fee from GTI/Novartis in the amount of $850,000.

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

     General and administrative related expenses increased to $1,407,000 for the six months ended January 31, 1997 from $750,000 for the same period ended January 31, 1996. This increase was due primarily to external professional fees which accounted for approximately $425,000, representing patent and legal fees, investor and shareholder relations fees, business development fees and recruiting fees. The approximately $232,000 balance of the increase was attributable to increased insurance costs incurred as a public company and to increased travel and administrative expenses related to the Company's increased clinical and regulatory activities and presentations at scientific conferences.

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

     The Section entitled "Liquidity and Capital Resources" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," is amended and restated in its entirety to read as follows:

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

     Primarily as a result of $2.61 million of operating losses, the Company used $2.73 million of cash in its operating activities during the six months ended January 31, 1997. These funds were provided by (i) cash flows from investing activities generated principally from the net proceeds of maturing marketable securities of $2.36 million, offset by purchases of equipment of $434,000 and (ii) the use of $856,000 of cash balances which were on hand at July 31, 1996. At January 31, 1997, approximately $8.64 million of cash is held in short-term highly liquid investments with original maturities of less than three months.

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

                           PART II - OTHER INFORMATION

     A new "Item 4 - Submission of Matters to a Vote of Security Holders" is added which shall read in its entirety as follows:

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on December 13, 1996, the stockholders voted to amend the Company's 1992 Stock Option Plan to (i) increase the aggregate number of shares of Common Stock which may be issued thereunder from 1,320,000 shares to 1,800,000 shares and (ii) limit the maximum option grant which may be made to an employee in any calendar year to 200,000 shares. The vote was 4,346,690 shares for, 105,399 shares against or withheld and 1,034,747 abstentions and broker non-votes.

     In addition, at the Annual Meeting of Stockholders held on December 13, 1996, the following directors were nominated and elected by the votes indicated:

John H. Fried:         5,485,786 For, 1,050 Against or Withheld, 0 Abstaining
Leonard Bell, M.D.:    5,485,786 For, 1,050 Against or Withheld, 0 Abstaining
Timothy F. Howe:       5,485,786 For, 1,050 Against or Withheld, 0 Abstaining
Max Link, Ph.D.:       5,485,786 For, 1,050 Against or Withheld, 0 Abstaining
Joseph A. Madri,
  Ph.D., M.D.:         5,485,786 For, 1,050 Against or Withheld, 0 Abstaining
Leonard Marks, Jr.:    5,485,586 For, 1,250 Against or Withheld, 0 Abstaining
Eileen M. More:        5,485,786 For, 1,050 Against or Withheld, 0 Abstaining

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