Form 10-K
period 1997-07-31
ALEXION PHARMACEUTICALS INC
filed 1997-10-28
CIK 899866

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

        [X]     Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                    For the fiscal year ended JULY 31, 1997

                                       or

        [ ]   Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934:

            For the transition period from __________ to __________.

                        Commission file number: 0-27756.


                          ALEXION PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                       13-3648318
      -------------------------------                       -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)


25 SCIENCE PARK, SUITE 360, NEW HAVEN, CONNECTICUT                  06511
--------------------------------------------------                ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on October 22, 1997, was $107,375,000.

     The number of shares of Common Stock outstanding as of October 22, 1997 was 9,107,149 .

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)


     Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the Registrant's 1997 Annual Meeting of Stockholders on December 11, 1997 are incorporated by reference in Part III, Item 11 of this Form 10-K.

                                     PART I.

     THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT, WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS," ATTACHED HERETO AS EXHIBIT 99, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.


ITEM 1. BUSINESS

GENERAL

     Alexion Pharmaceuticals, Inc. ("Alexion or "the Company") is a biopharmaceutical company engaged in the research and development of proprietary immunoregulatory compounds for the treatment of autoimmune and cardiovascular diseases. The Company is developing C5 Complement Inhibitors and Apogens, two classes of potential therapeutic compounds designed to selectively target specific disease-causing segments of the immune system. The Company believes that its C5 Complement Inhibitors and Apogens, which are based upon distinct immunoregulatory technologies, may have the advantage of achieving a higher level of efficacy with the potential for reduced side effects when compared to existing therapeutic approaches. The Company will need to undertake and complete further tests in order to confirm its belief, and there can be no assurance as to the results of any such tests. Primary therapeutic targets for the C5 Complement Inhibitor product candidates are cardiovascular disorders, including prevention of bleeding and inflammation in cardiopulmonary bypass ("CPB") during open heart surgery, myocardial infarction, and autoimmune disorders including lupus nephritis and rheumatoid arthritis. Key disease targets for the Apogen program include the autoimmune disorders multiple sclerosis and diabetes mellitus.

     As an outgrowth of its core technologies, the Company is developing, in collaboration with United States Surgical Corporation ("US Surgical"), non-human UniGraft organ products designed for transplantation into humans and, in collaboration with Genetics Therapy Inc. ("GTI/Novartis"), a subsidiary of Novartis, Inc., immunoprotected retroviral vector particles and producer cells for use in gene therapy.


ALEXION'S DRUG DEVELOPMENT STRATEGY

     Alexion's strategy is to develop novel immunoregulatory therapeutics for disease states, disorders and clinical indications for which the Company believes treatment options are either non-existent or inadequate.

     Currently available therapies for certain autoimmune, cardiovascular and neurologic diseases, in which the immune system attacks the patient's own tissue, broadly suppress the entire immune system, thus causing potentially severe side effects. In contrast, Alexion's proprietary compounds are designed to be more effective with reduced side effects when compared to currently available therapies by generally targeting only the specific disease-causing segments of the immune system, leaving the remaining segments of the immune system intact to perform their normal protective functions. The Company is developing two classes of potential therapeutic compounds, C5 Complement Inhibitors ("C5 Inhibitors") and Apogens. C5 Inhibitors are designed to specifically block the formation of disease-causing complement proteins, while Apogens are designed to selectively eliminate disease-causing T-cells. In the longer term, as an outgrowth of its core technologies, the Company is developing
(i) non-human UniGraft organ products which are designed for transplantation into humans without clinical rejection and (ii) immunoprotected retroviral vector particles and producer cells for injectable delivery of therapeutic genes to patients' cells.


ALEXION DRUG DEVELOPMENT PROGRAMS

   The Human Immune System

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

   C5 Complement Inhibitor Immunotherapeutics

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

   Cardiopulmonary Bypass Surgery

     In performing certain complex cardiac surgical procedures, it is necessary to detour blood from the patient's heart and lungs to a cardiopulmonary (heart-lung) bypass machine in the operating room which artificially adds oxygen to the blood and then circulates the oxygenated blood to the organs in the patient's body. The Company believes that excessive bleeding during and after surgery and tissue damage during and after surgery, both significant complications of CPB, may be the result of an inflammatory process that begins when CPB is initiated. The CPB related inflammatory response is associated with the rapid activation of the complement cascade caused when the patient's blood is perfused through the CPB machine and comes into contact with artificial surfaces. The inflammation is also characterized by activation of platelets (cells responsible for clotting) and neutrophils (a type of white blood cell). The Company believes that platelet activation and subsequent platelet dysfunction during CPB impair the patient's ability to arrest the bleeding that occurs after extensive surgery and that neutrophil activation is associated with impaired lung, heart, brain and kidney function.

     The short acting humanized single chain antibody C5 Inhibitor (5G1.1-SC) is designed to inhibit complement activation in patients immediately before and during CPB in order to prevent the acute bleeding complications and other organ morbidities associated with CPB. Those effects might reduce the need for blood transfusions, the incidence of post-operative complications, the time spent by patients in the intensive care unit, and the scope of other required treatments associated with CPB. Preliminary studies by the Company indicate that the Company's C5 Inhibitor can substantially prevent activation of platelets and neutrophils and the subsequent inflammatory process that occurs during circulation of human blood in a closed-loop CPB circuit.

     An Investigational New Drug application ("IND") was filed with the U.S. Food and Drug Administration ("FDA") in March 1996 for the C5 Inhibitor, 5G1.1-SC and, after receiving FDA authorization, a Phase I clinical trial in healthy male volunteers began in June 1996. Results of the Phase I trial indicated that a single dose administration of 5G1.1-SC was safe and well-tolerated in the study population. In September 1996, the

Company received FDA authorization for its second clinical trial and in October 1996 commenced a Phase I/II study of 5G1.1-SC in patients undergoing CPB.

     In July 1997, preliminary results from this Phase I/II clinical study of 17 patients undergoing CPB were released. Treatment with 5G1.1-SC reduced the more than ten-fold increase in the level of activated complement byproducts experienced by patients on placebo during CPB in a dose-dependent manner. Also, in July, the Company announced that it was preparing to examine 5G1.1-SC in a Phase IIa CPB clinical study including an additional 18 patients. There can be no guarantees that clinical trials of the Company's product candidates will be completed in a timely manner or will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products.

     The American Heart Association ("AHA") estimates that approximately 450,000 CPB surgical procedures were performed in the United States during 1992.

   Myocardial Infarction

     Myocardial infarction (heart attack) is an acute cardiovascular disorder where the coronary arteries (the arteries feeding the heart muscle) are blocked to such an extent that the flow of blood is insufficient to supply enough oxygen and nutrients to keep the heart muscle alive. With insufficient supply of blood, oxygen, and nutrients, the underperfused heart muscle may subsequently infarct
(die). Myocardial infarction most often occurs due to a blockage in a coronary artery, caused by atherosclerosis. Upon the reduction in flow in the coronary artery, a complicated cascade of inflammatory events commences within the blood vessel involving platelets and leukocytes and their secreted factors, complement proteins, and endothelial cells. This severe inflammatory response targeting the area of the underperfused cardiac muscle is associated with subsequent infarction of the heart muscle. In addition to the high incidence of sudden cardiac death at the onset, severe complications associated with the initial survival of an acute myocardial infarction include congestive heart failure, stroke, and death.

     The Company is developing the C5 Inhibitor, 5G1.1-SC (currently being applied to the treatment of patients undergoing CPB, as discussed above) to inhibit complement activation in patients suffering an acute myocardial infarction in order to reduce the extent of infarcted myocardium. The Company and its collaborators have performed preliminary preclinical studies in rodents which have demonstrated that administration of a C5 Inhibitor, at the time of myocardial ischemia (insufficient supply of blood to the heart muscle) and prior to reperfusion, significantly reduces the extent of subsequent myocardial infarction compared to control studies. There can be no assurance that the results from preclinical studies will be predictive of results that may be obtained in clinical trials or will be predictive of safety or efficacy in humans.

     The AHA estimates that approximately 1,000,000 Americans survived a heart attack in 1992 and thus are potentially eligible for such drug treatment.

   Rheumatoid Arthritis

     Rheumatoid arthritis is an autoimmune disease directed at various organ and tissue linings, including the lining of the joints, causing inflammation and tissue destruction. Clinical signs and symptoms of the disease include weight loss, joint pain, morning stiffness and fatigue. Further, the joint destruction can progress to redness, swelling and pain with frequent, severe joint deformity. Rheumatoid arthritis is generally believed to be due to T-cells which both directly attack the patient's joints and also activate B-cells (a type of white blood cell) to produce antibodies which deleteriously activate complement proteins in the joint, leading to inflammation, with subsequent tissue and joint destruction.

     Alexion is developing a long acting humanized recombinant monoclonal antibody (5G1.1), a C5 Inhibitor which is designed to inhibit complement activation and thereby reduce the severity and frequency of flares of joint inflammation and arrest progressive tissue damage in joints caused by complement activation. The Company has performed preclinical studies in rodent models of rheumatoid arthritis. Treatment with the Company's specific C5 Inhibitor substantially prevented the onset of inflammation and pathology in the joints, the onset of clinical signs of rheumatoid arthritis, as well as ameliorated established disease. 5G1.1 is currently in the later stages of production for use in clinical trials. There can be no assurance that an IND will be filed, or that the Company will be permitted to commence clinical trials on a timely basis, and that the results from preclinical studies will be predictive of results that may be obtained in clinical trials or will be predictive of safety or efficacy in humans.

     In the United States approximately 2,500,000 patients receive treatment from a physician for rheumatoid arthritis.

   Nephritis

     The kidneys are responsible for filtering blood to remove toxic metabolites and maintain the blood minerals that are required for normal metabolism. Each kidney consists of millions of individual filtering units, each filtering unit called a glomerulus. When glomeruli are damaged, the kidney can no longer adequately maintain its normal filtering function. Clinically severe nephritis, found in many patients suffering from systemic lupus erythematosus ("lupus" or "SLE") and other autoimmune diseases, occurs when more than 90% of the kidney is destroyed by disease. Kidney failure is frequently associated with hypertension, strokes, infections, anemia, heart, lung and joint inflammation, coma and death. Most forms of damage to the glomerulus are mediated by the immune system and particularly by antibodies and activated complement proteins.

     Alexion is developing the C5 Inhibitor 5G1.1 (also being applied to the treatment of rheumatoid arthritis, as discussed above) for the prevention and treatment of inflammation in lupus patients. The Company has performed preclinical studies in a rodent model of acute nephritis. In this model, the Company's specific C5 Inhibitor substantially prevented inflammation in the kidney tissue. Further, in a separate chronic rodent model that spontaneously develops a disease similar to lupus with concomitant nephritis, substantially more animals treated with the Company's specific C5 Inhibitor survived as compared to untreated control animals. 5G1.1 is currently in the later stages of production for use in clinical trials. There can be no assurance that an IND will be filed, or that the Company will be permitted to commence clinical trials on a timely basis, and that the results from preclinical studies will be predictive of results that may be obtained in clinical trials or will be predictive of safety or efficacy in humans.

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

     Preclinical animal studies performed by Alexion in the experimental autoimmune encephalomyelitis (EAE) mouse model of MS, have demonstrated that administration of the Company's proprietary Apogen MS product candidate, MP4, at the time of disease induction, effectively prevents the development of severe neurologic disease and administration of MP4 after the onset of disease ameliorates established disease. In April 1997, the Company and its collaborators at the NIH disclosed preliminary results of testing of MP4 in a non-human primate model of MS. MP4 therapy substantially reduced the severity and incidence of neurologic symptoms in these preclinical studies. In in vitro studies, Alexion and NIH scientists have observed that MP4 is also capable of eliminating antigen-specific human T-cells from patients with MS. MP4 is currently in the later stages of production for use in clinical trials. There can be no assurance that an IND will be filed, or that the Company will be permitted to commence clinical trials on a timely basis, and that the results from preclinical studies will be predictive of results that may be obtained in clinical trials or will be predictive of safety or efficacy in humans.

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

     Alexion is currently developing Apogen DM which is designed to prevent and treat IDDM by eliminating antigen-specific T-cells which are responsible for the pancreatic B-cell destruction. Alexion has established animal models of diabetes and has commenced initial preclinical studies with Apogen DM prototypes.

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

   The UniGraft Program

     Organ and Tissue Transplantation

     As an outgrowth of its core technologies, the Company is also developing, in collaboration with US Surgical, non-human cell and organ UniGraft products which are designed for transplantation into humans without clinical rejection. Rejection of non-human tissue by patients is generally believed to occur in two stages, a very rapid hyperacute phase extending over minutes to hours and a somewhat less rapid acute phase, extending from days to months. Hyperacute rejection is generally believed to be mediated by naturally-occurring antibodies in the patient, most of which target a carbohydrate antigen uniquely present on the surface of non-human tissue (but not on the patient's own tissue). After binding to the foreign tissue, these antibodies activate the cascade of complement proteins on the surface of the donor tissue with subsequent destruction of the donor tissue. Subsequently, acute rejection of xenografts (tissue from different species) is generally believed to be mediated by T-cells, many of which are specific to the transplanted tissue.

     UniGraft products are being designed to resist both complement/antibody-mediated hyperacute rejection and T-cell-mediated acute rejection. Alexion has commenced studies employing the UniGraft technologies during preclinical transplantation of genetically engineered and proprietary porcine cells and organs. Pigs are a preferred source of organ supply because the anatomy, size, and physiology of their hearts and other organs are similar to human organs. Alexion has genetically engineered porcine cells that are resistant to lysis (break-up) and activation by human complement proteins. Alexion has also discovered and designed porcine specific antibodies which have been demonstrated to selectively and significantly block the human T-cell response to porcine tissue in in vitro studies. Alexion is currently employing its immunoregulatory and molecular engineering technologies in order to develop UniGraft hearts, lungs, livers, pancreases and kidneys.

     According to the United Network of Organ Sharing, there are approximately 19,000 organ transplants performed annually in the U.S. and there are more than 50,000 patients on waiting lists for transplant organs. The Company believes that the availability and viability of xenograft organs for transplantation could increase the transplant market significantly.

     Gene Transfer Systems

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

     As an outgrowth of its core technologies, in collaboration with GTI/Novartis the Company is applying its research in, and knowledge of, the body's rejection response to engineer retroviral vector producer cells and particles which, when employed in gene transfer products, would be able to survive and function in vivo following implantation or direct injection, respectively. By protecting retroviral vector producer cells and particles from the initial phase of rejection, the Company believes that its proprietary gene transfer vectors will survive in vivo and be able to deliver therapeutic genes to patients' cells. The Company has developed proprietary retroviral-based gene transfer vectors, producer cells, and particles which survive in human blood ex vivo. The Company is currently evaluating various options for commercializing its gene transfer technologies.


STRATEGIC ALLIANCES, COLLABORATIONS AND LICENSES

     The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can realistically be managed by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resource commitments will be required, a key element of Alexion's strategy is the formation of corporate partnerships with major pharmaceutical companies for product development and commercialization. Alexion has entered into strategic alliances with US Surgical with respect to transplantation applications of the Company's UniGraft program and with GTI/Novartis with respect to gene therapy applications of the Company's UniGraft program. The Company intends to develop additional strategic alliances with major pharmaceutical companies for certain of its other technologies. There can be no assurance that the Company will enter into additional strategic alliances, or, if entered into, what the terms of any strategic alliance will be.

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

     In the July 1995 Joint Development Agreement, US Surgical agreed to fund preclinical development of UniGraft products by paying to Alexion up to $6.5 million allocated as follows: (i) up to $4.0 million of the cost of preclinical development in four semi-annual installments of approximately $1.0 million (the first installment of which was paid in July 1995), and (ii) $2.5 million upon achieving certain milestones involving development of a genetically engineered pig. Through July 31, 1997, the Company received $4.0 million in research and development support under its collaboration with US Surgical. In addition, US Surgical had agreed to pay $1 million upon achieving a milestone involving the transplantation of non-primate tissue into primates (the "Primate Milestone"). In furtherance of the joint collaboration, US Surgical also purchased $4.0 million of Common Stock of the Company, at a price of $8.75 per share. US Surgical also purchased approximately ten percent of the shares of Common Stock offered at the Company's initial public offering.

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

     In September 1997, US Surgical and the Company modified the July 1995 Joint Development Agreement. As part of the modification, US Surgical made an additional $6.5 million payment to the Company for equity, exclusive licensing rights, and certain xenograft manufacturing assets. Under the modified agreement, the additional $6.5 million payment comprised: (i) a $3 million equity investment in the Company through the purchase of 166,945 shares of the Company's Common Stock at a price of $17.97 per share, which represented a 25% premium over the market price on the day prior to the date of closing and (ii) a $3.5 million payment to acquire technology and certain xenograft manufacturing assets. Further, as part of the amended agreement, US Surgical and the Company agreed that the preclinical milestone payments in the original agreement are considered to have been satisfied. At October 1, 1997, US Surgical beneficially owns an aggregate of 824,087 shares of Common Stock or approximately 9.1% of the Company's outstanding shares.

     For inventions made by the Company during the performance of the preclinical or clinical programs outlined in the Joint Development Agreement, the Company will own the inventions and US Surgical is granted (i) a worldwide exclusive license to sell transplant products derived from the Company's xenotransplantation technology; (ii) a worldwide exclusive license to sell products (a) in the fields related to businesses in which US Surgical is engaged and (b) not in the fields in which the Company is currently developing its products (i.e., anti-inflammatories and gene therapy systems); and (iii) an option to an exclusive license to sell products in fields outside those related to businesses which US Surgical is engaged but excluding fields which the Company is currently developing its products (e.g., anti-inflammatories and gene therapy systems). US Surgical has agreed to pay to the Company royalties on net sales of products. The Company has retained full rights to inventions in fields of gene therapy systems and anti-inflammatories as well as to inventions in fields for which US Surgical does not exercise its option.

     The Joint Development Agreement may be terminated by US Surgical for any or no reason effective on or after January 1, 1998, if notice is given by US Surgical at least six months prior thereto. In the event of a termination by US Surgical, all rights licensed by Alexion shall revert to Alexion.

   Genetic Therapy, Inc.

     In December 1996, Alexion and GTI/Novartis entered into a License and Collaborative Research Agreement with respect to the Company's gene transfer technology. Under the Agreement, GTI/Novartis has been granted a worldwide exclusive license to use the Alexion technology in its gene therapy products.

     GTI/Novartis agreed to pay Alexion an initial upfront payment of $850,000 which consisted of a one-time license fee of $750,000 and a $100,000 research and development support payment. GTI/Novartis also agreed to fund a minimum of $400,000 per year for two years for research and development support by Alexion, make payments to Alexion upon achievement of certain product development milestones for gene therapy products utilizing the Alexion technology and pay royalties on net sales, if any.

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

     In further support of the Company's Apogen program, the Company and the National Institute of Allergy and Infectious Diseases ("NIAID") have entered into a Cooperative Research and Development Agreement (the "NIH CRADA"). The subject matter of the NIH CRADA includes preclinical and clinical development based upon discoveries by NIAID regarding the antigen-specific elimination of disease-causing T-cells in patients with certain inflammatory disorders. The principal investigator of the NIH CRADA is the principal inventor of the inventions licensed to the Company by NIH. NIAID has granted the Company the first and prior right to an exclusive commercialization license for any and all inventions or products developed pursuant to the NIH CRADA. Pursuant to the NIH CRADA, the Company committed to pay $159,000 per year for a three-year period. Through July 31, 1997, approximately $477,000 has been paid under such agreement. The NIH is part of the United States Department of Health and Human Services. In February 1997, the NIH CRADA was amended to extend the term to December 1997 and the Company committed to pay approximately $168,000 under this amendment.

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

     In connection with the license agreement with BRDC, the Company became a common shareholder of BRDC, which is a research management corporation. At the present time, the Company, American Home Products Corporation, Dalgety, plc., The Dow Chemical Company, Mallinckrodt Group Inc., McDonald's Corporation, and Agricultural Research and Development Corporation are common shareholders of BRDC. BRDC is currently funding numerous research projects in biotechnology, and each of the common shareholders, including the Company, retains the right to license for commercial development the technologies resulting from substantially all of these research programs. The Company paid $50,000 for the purchase of its common stock of BRDC and has committed to an annual research contribution to the consortium for four years. Through July 31, 1997, the Company has paid approximately $633,000 under the agreement. However, minimum annual royalty payments under the license agreement with BRDC have been waived so long as the Company remains a shareholder of BRDC.

   Grants

     Phase II SBIR Grant

     In September 1995, Alexion was awarded a $750,000 Phase II SBIR (Small Business Innovation Research Program) grant from the National Heart, Lung, and Blood Institute of the NIH. The award was made in support of the research and clinical development of the Company's C5 Inhibitor to treat complications of cardiovascular surgery. As of July 31, 1997, the Company has received the full amount of the above grant payment.

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

     The Company has filed several U.S. patent applications and international
(PCT) counterparts of certain of these applications. In addition, the Company has exclusively licensed several additional United States patent applications and issued U.S. patents. Of the Company's owned and licensed patents and patent applications as of July 31, 1997, approximately 27% relate to technologies or products in the C5 Inhibitor program, 15% relate to the Apogen program, 12% relate to the Gene Transfer program and 46% relate to the UniGraft program.

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

     The Company is aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies and genetically engineered animals. The Company has received notice from certain of these parties regarding the existence of certain of these patents which the owners claim may be relevant to the development and commercialization of certain of the Company's proposed products. With respect to certain of these patents, the Company has acquired or is attempting to acquire certain licenses which it believes are relevant for the expeditious development and commercialization of certain of its products as currently contemplated. With regard to another of these patents, the Company has identified and is testing various approaches which it believes should not infringe this patent and which should permit commercialization of its products. There can be no assurance that the owner of this patent will not seek to enforce the patent against the Company's so-modified commercial products or against the development activities related to the non-modified products. Although the Company believes that it can obtain licenses to the patents necessary for its contemplated commercial products, there can be no assurance that the Company will be able to obtain licenses on commercially reasonable terms. If the Company does not obtain necessary licenses, it could encounter delays in product market introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Further, there can be no assurance that owners of patents that the Company does not believe are relevant to the Company's product development and commercialization will not seek to enforce their patents against the Company. Such action could result in litigation which would be costly and time consuming. There can be no assurance that the Company would be successful in such litigations. The Company is currently unaware of any such threatened action.

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

     The steps required before a novel biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and in vivo preclinical studies, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence,
(iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Biologics License Application ("BLA") and (v) FDA review and approval of the BLA. The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. Following approval, if granted, the establishment or establishments where the product is manufactured are subject to inspection by the FDA and must comply with current good manufacturing practice ("cGMP") regulations, enforced by the FDA through its facilities inspection program. Manufacturers of biologics also may be subject to state regulation.

     Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be produced according to applicable cGMP regulations and preclinical safety tests must be conducted in compliance with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time requests an extension to review or raises concerns or questions about the conduct of the trials as outlined in the IND. In such latter case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

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

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is tested for safety (adverse effects) and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacodynamics and pharmacokinetics. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase III trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval for the manufacture, marketing and commercial shipment of the product. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA submitted by the Company will be granted on a timely basis or at all. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA approval is the requirement that the prospective manufacturers quality control and manufacturing procedures conform to cGMP regulations, which must be followed at all times in the manufacture of the approved product. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

     Both before and after approval is obtained, a product, its manufacturer, and the holder or the holders of the BLA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or BLA holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, manufacturer, or BLA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

     T-Cell Sciences, Inc. ("T-Cell Sciences") and Chiron Corporation have both publicly announced intentions to develop complement inhibitors to treat diseases related to trauma and inflammation indications and the Company is aware that SmithKline Beecham PLC, Merck & Co., Inc. and CytoMed Inc. are attempting to develop similar therapies. T-Cell Sciences has initiated clinical trials for a proposed complement inhibitor to treat acute respiratory distress syndrome
(ARDS), myocardial infarction, and lung transplantation. The Company believes that its potential C5 Inhibitors differ substantially from those of its competitors due to the Company's compounds' demonstrated ability to specifically intervene in the complement cascade at what the Company believes to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

     The Company further believes that, under conditions of inflammation, a complement inhibitor compound which only indirectly addresses the harmful activity of complement may be bypassed by pathologic mechanisms present in the inflamed tissue. Each of Bayer, Immunex Corporation, Pharmacia & Upjohn and Rhone-Poulenc Rorer Inc. sells a product which is used clinically to reduce surgical bleeding during CPB, but have little effect on other significant inflammatory morbidities associated with CPB. The Company believes that each of these drugs does not significantly prevent complement activation and subsequent inflammation that lead to blood loss and organ damage during CPB surgery, but instead each drug attempts to reduce blood loss by shifting the normal blood thinning/blood clotting balance in the blood towards enhanced blood clotting. While Trasylol (Bayer) has been demonstrated to reduce perioperative blood loss in a subset of high risk patients, administration of each of these three drugs to patients with heart disease has been associated with clinical complications of enhanced blood clotting, including myocardial infarction. The Company is also aware of announced and ongoing clinical trials of certain companies, including Autoimmune, Inc., ImmuLogic

Pharmaceutical Corporation, Neurocrine Biosciences, Inc., and Anergen, Inc. employing T-cell specific tolerance technologies and addressing patients with multiple sclerosis or diabetes mellitus. Baxter Healthcare Corporation and Novartis, Inc., in collaboration with Biotransplant Inc., have publicly announced intentions to commercially develop xenograft organs and the Company is aware that Diacrin Inc. and Genzyme Tissue Repair, Inc. are also working in this field.


MANUFACTURING, MARKETING, SALES, CLINICAL TESTING AND REGULATORY COMPLIANCE

     Alexion manufactures its requirements for preclinical and clinical development using both internal and contract manufacturing resources. The Company, with financial assistance from the State of Connecticut, has established pilot manufacturing facilities suitable for the fermentation and purification of certain of its recombinant compounds for clinical studies. The Company's pilot plant has the capacity to manufacture under cGMP regulations. The Company intends to secure the production of initial clinical supplies of certain other recombinant products through third party manufacturers. In each case, the Company anticipates that product finishing, vial filling, quality assurance and packaging will be contracted through third parties.

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


HUMAN RESOURCES

     As of October 1, 1997, the Company had 51 full-time employees, of whom 43 were engaged in research, development, and manufacturing, and eight in administration and finance. Doctorates are held by 17 of the Company's employees. Each of the Company's employees has signed a confidentiality agreement.


ITEM 2. PROPERTIES

     The Company's headquarters, research and development facility, and pilot manufacturing facility are located in New Haven, Connecticut, within close proximity to Yale University. At this facility, the Company leases and occupies a total of approximately 29,000 square feet of space, which includes approximately 14,900 square feet of research laboratories and 5,200 square feet of space dedicated to the pilot manufacturing facility. The Company leases its facilities under three operating leases expiring in June 1998, December 1997, an March 1999, respectively, each with an option for up to an additional three years. Current monthly rental on the facilities is approximately $30,000. The Company believes the laboratory space will be adequate for its existing research and development activities.


ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market System under the symbol ALXN. The following table sets forth the range of high and low sales prices for the Common Stock on the Nasdaq National Market System for the periods indicated since February 29, 1996 when the Company's Common Stock commenced trading.

                                                              High          Low
FISCAL 1996                                                  ------        -----
  Third Quarter
     (February 29, 1996  --  April 30, 1996) ...........     $ 9.50        $8.38
  Fourth Quarter
     (May 1, 1996  --  July 31, 1996) ..................     $11.75        $6.00


                                                              High          Low
FISCAL 1997                                                  ------        -----
  First Quarter
     (August 1, 1996  --  October 31, 1996) ............     $10.50        $6.00
  Second Quarter
     (November 1, 1996  --  January 31, 1997) ..........     $13.00        $8.38
  Third Quarter
     (February 1, 1997  --  April 30, 1997) ............     $12.50        $8.38
  Fourth Quarter
     (May 1, 1997  --  July 31, 1997) ..................     $11.63        $7.69


     As of October 22, 1997, the number of stockholders of record of the Company's Common Stock was approximately 700. The closing sale price of the Company's Common Stock on October 22, 1997 was $14.25 per share.


RECENT SALE OF UNREGISTERED SECURITIES

     On July 8, 1997, the Company completed the private placement of 1,450,000 shares of its Common Stock to certain institutional investors. Robertson, Stephens & Company LLC served as placement agent in the transaction. The aggregate offering price for the Common Stock sold was $11,237,500, the aggregate proceeds to the Company was $10,563,250 and the aggregate Placement Agent's Fee was $674,250. The Company relied on the exemption afforded by
Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended (the "Act").

     On September 8, 1997, the Company completed the private placement of 400,000 shares of Series B Preferred Stock for aggregate consideration of $10,000,000 to a single institutional investor. Robertson, Stephens & Company LLC served as an advisor to the Company in connection with this transaction and earned a $400,000 fee from the Company. The Series B Preferred Stock is automatically convertible into 935,782 shares of Common Stock on March 4, 1998 or at anytime prior thereto at the election of the holder. The conversion price of $10.686 per share represented a 3% premium to the closing bid of price ($10.375) on the day of pricing. The Series B Preferred Stock will pay a dividend of $2.25 per share on March 4, 1998, payable in cash or the Company's Common Stock at the discretion of the Company. The Company relied on the exemption afforded by Section 4(2) of, and Regulation D promulgated under, the Act.

     On September 30, 1997, the Company sold 166,945 shares of its Common Stock to United States Surgical Corporation ("US Surgical") for aggregate consideration of $3,000,000 represents a price of $17.97 per share (representing a 25% premium over the market price on the day prior to the date of closing). The sale of Common Stock was made in connection with the modification of a joint development agreement by and between the Company and US Surgical. No entity acted as placement agent or an advisor in connection with this sale. The Company relied on the exemption afforded by Section 4(2) under the Act.


DIVIDEND POLICY

     The Company has never paid cash dividends. The Company does not expect to declare or pay any dividends on the Company's Common Stock in the foreseeable future, but instead intends to retain all earnings, if any, to invest in the Company's operations. The payment of future dividends is within the discretion of the Board of Directors and will depend upon the Company's future earnings, if any, its capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   For the Fiscal Years Ended
                                            -----------------------------------------------------------------------
                                                1997           1996          1995           1994           1993
                                            -----------    -----------    -----------    -----------    -----------
STATEMENTS OF OPERATIONS DATA:

Contract research revenues .............    $ 3,810,600    $ 2,640,239    $   136,091    $      --      $      --
                                            -----------    -----------    -----------    -----------    -----------
Operating expenses:
  Research and development .............      9,079,141      6,629,157      5,637,431      5,519,035      2,969,327
  General and administrative ...........      2,826,783      1,843,093      1,591,886      1,860,887      1,131,114
                                            -----------    -----------    -----------    -----------    -----------
       Total operating expenses ........     11,905,924      8,472,250      7,229,317      7,379,922      4,100,441
                                            -----------    -----------    -----------    -----------    -----------
Operating loss .........................     (8,095,324)    (5,832,011)    (7,093,226)    (7,739,922)    (4,100,441)
Other income (expense), net ............        843,754        397,495        (29,195)        93,770         32,613
                                            -----------    -----------    -----------    -----------    -----------
Net loss ...............................    $(7,251,570)   $(5,434,516)   $(7,122,421)   $(7,286,152)   $(4,067,828)
                                            ===========    ===========    ===========    ===========    ===========

Net loss per common share (1) ..........          $(.97)         $(.95)        $(1.76)        $(1.89)        $(1.77)
                                                  =====          =====         ======         ======         ======
Shares used in computing
  net loss per common share (1) ........      7,450,762      5,746,697      4,055,966      3,857,044      2,301,179
                                              =========      =========      =========      =========      =========



                                             July 31,       July 31,       July 31,       July 31,       July 31,
                                               1997           1996           1995           1994           1993
                                            -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:

Cash, cash equivalents,
  and marketable securities ............    $22,748,896    $18,597,751    $ 5,701,465    $ 4,209,200    $ 6,859,947

Working capital ........................     20,567,120     17,031,891      3,558,788      3,014,418      6,388,533

Total assets ...........................     24,260,561     20,453,980      7,927,276      6,983,361      8,334,274

Deficit accumulated during
  the development stage ................    (31,826,251)   (24,574,681)   (19,140,165)   (12,017,744)    (4,731,592)

Stockholders' equity ...................     21,846,400     18,284,925      5,119,217      4,699,846      7,224,900

-------------

(1) Computed as described in Note 2 of Notes to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause the Company's plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in "Important Factors Regarding Forward-Looking Statements" attached hereto as
Exhibit 99.

OVERVIEW

     Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, Alexion has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. As of July 31, 1997, the Company has incurred a cumulative net loss of $31.8 million.

     The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. Alexion has entered into a strategic alliance with US Surgical with respect to the Company's UniGraft program and with GTI/Novartis with respect to the Company's gene transfer technology, and intends to seek additional strategic alliances with major pharmaceutical companies although no assurances can be given that such alliances will be successfully entered into.

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


RESULTS OF OPERATIONS

   Years Ended July 31, 1997, 1996, and 1995

     The Company earned grant, license, and contract research revenues of $3.8 million, $2.6 million, and $136,000 for the fiscal years ended July 31, 1997, 1996, and 1995, respectively. The increase in fiscal 1997 was primarily due to the $1.1 million of revenues the Company received from GTI/Novartis which represented a one-time upfront license fee of $750,000 and contract research and development revenues of $350,000. The increase in fiscal year 1996 revenues as compared to fiscal 1995 resulted principally from Company's revenues received from U.S. Surgical of approximately $2.0 million from a collaborative research and development agreement and the funding of $246,000 from the NIST's ATP grant. The revenues in fiscal 1995 resulted from the receipt of funds from two SBIR grants from the NIH. See "Item 1. Business--Strategic Alliances, Collaborations and Licenses."

     During the fiscal years ended July 31, 1997, 1996, and 1995, the Company expended $9.1 million, $6.6 million, and $5.6 million, respectively, on research and development activities. Increases in research and development spending were primarily attributable to expanded preclinical development of the company's research programs which included the manufacturing product development for the Company's C5 Inhibitor and Apogen product candidates and the initiation of clinical trials following authorization by the FDA of the Company's IND for its lead C5 inhibitor product candidate. See Item 1. "Business--Alexion's Drug Development Programs, Cardiopulmonary Bypass Surgery".

     The Company's general and administrative expenses were $2.8 million, $1.8 million, and $1.6 million for the fiscal years ended July 31, 1997, 1996 and 1995, respectively. The increase in general and administrative expenses in fiscal 1997 consisted of $523,000 related to increased expenses associated with facilities' expansion, employee benefits, and increased travel and administrative costs attributable to increased clinical, regulatory, and scientific conference activities. The remaining balance $477,000 of the increase was related to increased costs for outside professional services and insurance related to business development, recruiting, patent and legal activities as a public company.

     Other income (expense), net, representing primarily net investment income (expenses), was $843,754, $397,495, and ($29,195) for the fiscal years ended July 31, 1997, 1996, and 1995, respectively. This fluctuation over the past three years was due primarily to greater investment income from higher cash balances available for investment and a more favorable investment market during fiscal year 1997 as compared to the prior two fiscal years.

     As a result of the above factors, the Company had incurred net losses of $7.3 million, $5.4 million, and $7.1 million for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Since its inception through July 31, 1997, the Company has financed its operations and capital expenditures primarily through its private placements and initial public offering of equity securities resulting in approximately $52.3 million of aggregate net proceeds. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. Through July 31, 1997, the Company has also received approximately $5.2 million in research and development support under its collaborations with US Surgical and GTI/Novartis. The Company has also received $1.1 million from its SBIR grants from the NIH and $660,000 under the ATP grant from NIST.

     All of the foregoing proceeds have been used to fund operating activities of approximately $26.5 million and investments of approximately $2.9 million and $975,000 in equipment and licensed technology rights and patents, respectively, through July 31, 1997. As of July 31, 1997, the Company had working capital of approximately $20.6 million and total cash, cash equivalents, and marketable securities amounted to approximately $22.7 million.

     The Company increased its cash and cash equivalents by $7.25 million during the twelve months ended July 31, 1997. This increase resulted principally from cash flows provided by (i) financing activities which provided $10.79 million from the net proceeds received from the issuance of common stock and $185,000 from the return of security deposits offset by $320,000 in repayments of notes payable and (ii) investing activities which generated $3.12 million from the net proceeds of maturing marketable securities offset by equipment purchases of $749,000. These cash inflows were offset by the $5.72 million cash outflow used in operating activities primarily as a result of $7.25 million of operating losses. At July 31, 1997, approximately $16.74 million of cash is held in short-term highly liquid investments with original maturities of less than three months.

     Subsequent to the Company's fiscal year end on July 31, 1997, the Company received the following significant additional proceeds. In September 1997, the Company received approximately $9.5 million in net proceeds from the issuance of shares of Series B Preferred Stock to a single institutional investor. At the end of September 1997, US Surgical and the Company modified the July 1995 Joint Development Agreement. As part of the modification, US Surgical made an additional $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. See "Item 1. Strategic Alliances, Collaborations and Licenses--United States Surgical Corporation". See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sale of Unregistered Securities".

     The Company leases its administrative and research and development facilities under three operating leases expiring in June 1998, December 1997 and March 1999 each with a renewal option for up to an additional three years.

     The Company is obligated to make payments pursuant to certain of its licensing and research and development agreements. The Company is scheduled to pay $142,000, $77,000 and $72,000 (assuming no termination of these agreements) during the fiscal years ending July 31, 1998, 1999 and 2000, respectively. In addition, the Company is obligated to make certain future milestone payments, aggregating up to $400,000 to certain of its licensors, with regards to receiving regulatory approval on the Company's anticipated IND filings as well as upon certain patent issuances. See "Item 1. Business--Strategic Alliances, Collaborations and Licenses."

     The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned for at least the next eighteen months. While the Company currently has no material commitments for capital expenditures, the Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up. See "Item 1. Business--Alexion's Drug Development Strategy."

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

     As of July 31, 1997, the Company had approximately $13.4 million and $1.1 million of net operating loss and tax credit carryforwards for tax reporting purposes, respectively, which expire commencing in fiscal 2008. The Tax Reform Act of 1986 (the "Tax Act") contains certain provisions that may limit the Company's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. There can be no assurance that ownership changes in future periods will not significantly limit the Company's use of its existing net operating loss and tax credit carryforwards.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company required in this item are set forth at the pages indicated in Item 14(a)(1).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND KEY EMPLOYEES

       Name                         Age                Position
       ----                         ---                --------

John H. Fried, Ph.D. .............   68     Chairman of the Board of Directors

Leonard Bell, M.D. ...............   39     President, Chief Executive Officer,
                                               Secretary, Treasurer, Director

David W. Keiser ..................   46     Executive Vice President, Chief
                                               Operating Officer

Timothy F. Howe ..................   39     Director

Max Link, Ph.D. ..................   57     Director

Joseph A. Madri, Ph.D., M.D. .....   51     Chairman of the Scientific Advisory
                                               Board, Director

Leonard Marks, Jr., Ph.D. ........   76     Director

Eileen M. More ...................   51     Director

Stephen P. Squinto, Ph.D. ........   41     Vice President of Research,
                                               Molecular Sciences

Louis A. Matis, M.D. .............   47     Vice President of Research,
                                               Immunobiology

Bernadette L. Alford, Ph.D. ......   48     Vice President of Regulatory Affairs
                                               & Project Management

James A. Wilkins, Ph.D. ..........   45     Senior Director of Process
                                               Development

Barry P. Luke ....................   39     Senior Director of Finance and
                                               Administration, Assistant
                                               Secretary

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

     Leonard Bell, M.D. is the principal founder of the Company, and has been a Director of the Company since February 1992 and the Company's President and Chief Executive Officer, Secretary and Treasurer since January 1992. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the Program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was the recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and three patent applications. Dr. Bell also serves as a Director of the Biotechnology Research and Development

Corporation and the Connecticut Technology Council. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at Yale University School of Medicine.

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

     Max Link, Ph.D. has been a Director of the Company since April 1992. From May 1993 to June 1994, Dr. Link was Chief Executive Officer of Corange (Bermuda), the parent company of Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy Orthopedics. From 1992 to 1993, Dr. Link was Chairman of the Board of Sandoz Pharma, Ltd. ("Sandoz"), a manufacturer of pharmaceutical products. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including as President and Chief Executive Officer. Dr. Link is also a director of Protein Design Labs, Inc., Cell Therapeutics, Inc., and Procept, Inc., each a publicly held pharmaceutical company, as well as Human Genome Sciences Inc., a genomics company.

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

     Leonard Marks, Jr., Ph.D. has been a Director of the Company since April 1992. Since 1985 Dr. Marks has served as an independent corporate director and management consultant. Dr. Marks currently serves as a director of Airlease Management Services, an aircraft leasing company (a subsidiary of Bank America Leasing & Capital Corporation) and Northern Trust Bank of Arizona, a commercial and trust bank subsidiary of Northern Trust of Chicago. Prior to 1985, Dr. Marks held various positions in academia and in the corporate sector including Executive Vice President, Castle & Cooke, Inc. from 1972 to 1985. Dr. Marks received his B.A. in Economics from Drew University and an M.B.A. and Doctorate in Business Administration from Harvard University.

     Eileen M. More has been a Director of the Company since December 1993. Ms. More has been associated since 1978 with Oak Investment Partners ("Oak") and has been a General Partner of Oak since 1980. Oak is a venture capital firm and a principal stockholder of the Company. Ms. More is Chairman Emeritus of the Connecticut Venture Group. Ms. More is currently a director of several private high technology and biotechnology firms including Coral Therapeutics, Inc., Instream Corporation, OraPharma, Inc., Pharmacopeia, Inc., and Teloquent Communication Corporation. Ms. More studied mathematics at the University of Bridgeport and is a Chartered Financial Analyst.

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

     Louis A. Matis, M.D. has been the Vice President of Research, Immunobiology of the Company since August 1994. From January 1993 to July 1994, Dr. Matis served as the Director of the Company's Program in Immunobiology. Prior to joining the Company, from 1977 to 1992, Dr. Matis held various appointments at the NIH and the FDA. From 1990 to 1992, Dr. Matis was a Senior Investigator in the Laboratory of Immunoregulation at the National Cancer Institute and from 1987 to 1990 he was a Senior Staff Fellow in the Molecular Immunology Laboratory at the Center for Biologics Evaluation and Research associated with the FDA. Dr. Matis is the author of more than 100 scientific papers in the fields of T-cell biology. Dr. Matis has received numerous awards including the NIH Award of Merit. Dr. Matis received his B.A. from Amherst College and M.D. from the University of Pennsylvania Medical School.

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

        Barry P. Luke has been Senior Director of Finance and Administration since August 1995 and prior thereto was Director of Finance and Accounting from May 1993. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President--Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1982 to 1985, Mr. Luke was a member of the Corporate Audit Staff at the General Electric Company. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

     The Company and each of the executive officers are parties to employment agreements.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the captions "Compensation of Executive Officers and Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of October 1, 1997 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock;
(ii) each director and each named executive officer; and (iii) all directors and named executive officers of the Company as a group.

                                                  Number of        Percentage of
                                               Number of Shares     Outstanding
   Name and Address                              Beneficially        Shares of
of Beneficial Owner (1)                           Owned (2)         Common Stock
-----------------------                        ----------------    -------------

BB Biotech AG ...............................        935,782           9.3%
     Vordergrasse 3
     8200 Schaffhausen
     CH/Switzerland (3)

Collinson Howe Venture Partners .............        747,491           8.2%
     1055 Washington Boulevard, 5th floor
     Stamford, Connecticut 06901 (4)

Biotechnology Investment Group, L.L.C. ......        697,575           7.7%
     c/o Collinson Howe Venture Partners
     1055 Washington Boulevard, 5th floor
     Stamford, Connecticut 06901 (5) (6)

United States Surgical Corporation ..........        824,087           9.1%
     150 Glover Avenue
     Norwalk, Connecticut 06856 (7)

Mehta and Isaly Asset Management, Inc. ......        773,500           8.5%
     41 Madison Avenue -- 40th Floor
     New York, NY 10010 (8)

Pioneering Management Corporation ...........        500,000           5.5%
     60 State Street
     Boston, MA 02109 (9)

Oak Investment Partners .....................        495,884           5.4%
     c/o Oak Investment Partners V
     One Gorham Island
     Westport, Connecticut 06880 (10)

INVESCO Global Health Sciences Fund .........        466,776           5.1%
     c/o INVESCO Trust Company
         attn: Health Care Group
     7800 E. Union Avenue, Ste. 800
     Denver, Colorado 80237 (11)

                                                    PRELIM            PRELIM
                                                  Number of        Percentage of
                                               Number of Shares     Outstanding
   Name and Address                              Beneficially        Shares of
of Beneficial Owner (1)                           Owned (2)         Common Stock
-----------------------                        ----------------    -------------

Timothy F. Howe (12) ........................        750,891           8.3%

Eileen M. More (13) .........................        519,284           5.7%

Leonard Bell, M.D. (14) .....................        334,850           3.6%

John H. Fried, Ph.D. (15) ...................         86,936             *

Stephen P. Squinto, Ph.D. (16) ..............        111,700           1.2%

David W. Keiser (17) ........................         89,800             *

Joseph Madri, Ph.D., M.D. (18) ..............         53,400             *

Louis A. Matis, M.D. (19) ...................         83,150             *

Max Link, Ph.D. (20) ........................         21,423             *

Leonard Marks, Jr., Ph.D. (21) ..............         11,900             *

Bernadette L. Alford, Ph.D. (22) ............         32,600             *

Directors and Executive Officers
   as a group (11 persons) (23) .............      2,095,934           21.8%

----------

* Less than one percent

(1) Unless otherwise indicated, the address of all persons is 25 Science Park, Suite 360, New Haven, Connecticut 06511.

(2) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.

(3) This figure is based upon information set forth in a Schedule 13D dated September 8, 1997, filed jointly by BB Biotech AG and Biotech Target, S.A. Includes 935,782 shares of Common Stock which are convertible automatically on March 9, 1998, or at the election of the holder at any time after September 9, 1997, from the Company's Series B Preferred Stock. Biotech Target, S.A., a Panamanian corporation, which purchased the Series B Preferred Stock, is a wholly-owned subsidiary of BB Biotech AG. BB Biotech AG is a holding company incorporated in Switzerland.

(4) Collinson Howe Venture Partners, Inc. ("CHVP") is a venture capital investment management firm which is the managing member of Biotechnology Investment Group, L.L.C. ("Biotechnology Group"), and is the investment advisor to Schroders, Inc., Schroder Ventures Limited Partnership ("Schroder Partnership") and Schroder Ventures U.S. Trust ("Schroder Trust"). As such, CHVP shares beneficial ownership of the shares listed above which include (i) 697,575 shares, 21,052 shares, 16,842 and 4,210 shares of Common

     Stock owned by Biotechnology Group, Schroders, Inc., Schroder Partnership and Schroder Trust, respectively, and (ii) 7,812 shares issuable upon the exercise of warrants owned by Schroders, Inc. Timothy F. Howe, a director of the Company, is the Vice President and a stockholder of CHVP. As such he has shared investment and voting power over the shares beneficially owned by CHVP.

(5) Biotechnology Group is a limited liability company which invests in and otherwise deals with securities of biotechnology and other companies. The members of Biotechnology Group are (i) the managing member, CHVP, an investment management firm of which Jeffrey J. Collinson is President, sole director and majority stockholder and Timothy F. Howe, a director of the Company, is a Vice President and a stockholder, (ii) The Edward Blech Trust ("EBT"), and (iii) Wilmington Trust Company ("WTC"), as voting trustee under a voting trust agreement (the "Voting Trust Agreement"), among WTC, Biotechnology Group and BIO Holdings L.L.C. ("Holdings"). The managing member of Biotechnology Group is CHVP. Each of Citibank, N.A. ("Citibank") and Holdings has the right pursuant to the Voting Trust Agreement to direct the actions of WTC as a member of Biotechnology Group. WTC, as the member holding a majority interest in Holdings, has the right to direct the actions of Holdings under the Voting Trust Agreement. Citibank, pursuant to a separate voting trust agreement among WTC, David Blech and Holdings, has the right to direct the actions of WTC as a member of Holdings with respect to the rights of Holdings under the Voting Trust Agreement.

(6) By virtue of their status as members of the Biotechnology Group, each of CHVP and EBT may be deemed the beneficial owner of all shares held of record by Biotechnology Group (the "Biotechnology Group Shares"). By virtue of his status as the majority owner and controlling person of CHVP, Jeffrey
     J. Collinson may also be deemed the beneficial owner of the Biotechnology Group Shares. Each of CHVP, EBT and Jeffrey J. Collinson disclaims beneficial ownership of any Biotechnology Group Shares except to the extent, if any, of such person's actual pecuniary interest therein.

(7) Includes 166,945 shares of Common Stock purchased by United States Surgical Corporation from the Company on September 30, 1997. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-- Recent Sale of Unregistered Securities."

(8) This figure is based upon information set forth in a Schedule 13D/A dated July 8, 1997, filed by a group consisting of Samuel D. Isaly, Viren Mehta and certain entities affiliated with these individuals including Pharma/Health, M and I Investors, Inc., Caduceus Capital, L.P., Caduceus Capital Management, Inc. and Worldwide Health Services Portfolio.

(9) This figure is based upon information set forth in a Schedule 13G dated January 9, 1997, filed by Pioneering Management Corporation.

(10) Includes 408,571 shares owned by Oak Investment V Partners and 9,189 shares owned by Oak Investment V Affiliates, two affiliated limited partnerships (collectively, "Oak Investments"). In addition, Oak Investments' beneficial ownership includes 78,124 shares which may be acquired upon the exercise of warrants.

(11) Includes 31,250 shares which may be acquired upon the exercise of warrants.

(12) Consists of shares beneficially owned by CHVP (See footnote 4 above). Includes 3,400 shares which may be acquired upon the exercise of options within 60 days of October 1, 1997. Excludes 3,400 shares obtainable through the exercise of options granted to Mr. Howe which are not exercisable within 60 days of October 1, 1997. Mr. Howe disclaims beneficial ownership of shares held or beneficially owned by CHVP.

(13) Includes 23,400 shares of Common Stock which may be acquired upon the exercise of options granted to Eileen More and 495,844 shares owned by Oak Investments (See note 10). Excludes 3,400 shares obtainable through the exercise of options granted to Ms. More which are not exercisable within 60 days of October 1, 1997. Ms. More is a General Partner at Oak Investments.

(14) Includes 176,250 shares of Common Stock that may be acquired upon the exercise of options within 60 days of October 1, 1997 and 300 shares, in aggregate, held in the names of Dr. Bell's three minor children. Excludes 308,750 shares obtainable through the exercise of options granted to Dr. Bell which are not exercisable within 60 days of October 1, 1997 and 90,000 shares held in trust for Dr. Bell's children of which Dr. Bell disclaims beneficial ownership. Dr. Bell disclaims beneficial ownership of the shares held in the name of his minor children.

(15) Includes 4,686 shares that may be acquired upon the exercise of warrants and 10,900 shares that may be acquired on the exercise of options that are exercisable within 60 days of October 1, 1997. Excludes 3,400 shares obtainable through the exercise of options granted to Dr. Fried which are not exercisable within 60 days of October 1, 1997.

(16) Includes 55,000 shares of Common Stock which may be acquired upon the exercise of options granted to Dr. Squinto within 60 days of October 1, 1997 and 4,200 shares, in aggregate, held in the names of Dr. Squinto's two minor children of which 4,000 shares are in two trusts managed by his wife. Excludes 85,000 shares obtainable through the exercise of options granted to Dr. Squinto which are not exercisable within 60 days of October 1, 1997. Dr. Squinto disclaims beneficial ownership of the shares held in the name of his minor children and the foregoing trusts.

(17) Includes 47,500 shares which may be acquired upon the exercise of options within 60 days of October 1, 1997 and 300 shares, in aggregate, held in the names of Mr. Keiser's three minor children. Excludes 102,500 shares obtainable through the exercise of options granted to Mr. Keiser, which are not exercisable within 60 days of October 1, 1997. Mr. Keiser disclaims beneficial ownership of the shares held in the name of his minor children.

(18) Includes 8,400 shares that may be acquired upon the exercise of options within 60 days of October 1, 1997. Excludes 3,400 shares obtainable through the exercise of options granted to Dr. Matis which are not exercisable within 60 days of October 1, 1997.

(19) Includes 65,000 shares of Common Stock which may be acquired upon the exercise of options granted to Dr. Matis within 60 days of October 1, 1997 and 150 shares, in aggregate, held in the names of Dr. Matis' three minor children. Excludes 85,000 shares obtainable through the exercise of options, granted to Dr. Matis, which are not exercisable within 60 days of October 1, 1997. Dr. Matis disclaims beneficial ownership of the shares held in the name of his minor children.

(20) Excludes 3,400 shares obtainable through the exercise of options, granted to Dr. Link, which are not exercisable within 60 days of October 1, 1997.

(21) Includes 10,900 shares which may be acquired upon the exercise of options within 60 days of October 1, 1997. Excludes 3,400 shares obtainable through the exercise of options granted to Dr. Marks, which are not exercisable within 60 days of October 1, 1997.

(22) Consists of 32,500 shares of Common Stock which may be acquired upon the exercise of options granted to Dr. Alford within 60 days of October 1, 1997 and 100 shares held in the name of Dr. Alford's minor child. Excludes 73,250 shares obtainable through the exercise of options, granted to Dr. Alford, which are not exercisable within 60 days of October 1, 1997.

(23) Consists of shares beneficially owned by Drs. Alford, Bell, Fried, Link, Madri, Marks, Matis and Squinto and Mr. Keiser, Mr. Howe and Ms. More. Includes 90,622 shares of Common Stock which may be acquired upon the exercise of warrants within 60 days of October 1, 1997 and 433,250 shares of Common Stock which may be acquired upon the exercise of options within 60 days of October 1, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1995, the Company entered into a series of agreements with US Surgical relating to a collaboration for the development of non-human UniGraft organ products designed for transplantation into humans. In furtherance of the joint collaboration, US Surgical also purchased $4.0 million of the Company's Common Stock, at a price of $8.75 per share and agreed to fund up to $7.5 million for the completion of preclinical research and development of the UniGraft program, a portion of which was dependent on the achievement of development milestones. US Surgical, a principal stockholder of the Company, purchased approximately ten percent of the shares of Common Stock offered at the Company's initial public offering. Through July 31, 1997, the Company received $4.0 million in research and development support under its collaboration with US Surgical.

     In September 1997, US Surgical and the Company modified the July 1995 Joint Development Agreement. As part of the modification, US Surgical made an additional $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. Under the modified agreement, the additional $6.5 million payment comprised: (i) a $3 million equity investment in the Company through the purchase of 166,945 shares of the Company's Common Stock at a price of $17.97 per share, which represented a 25% premium over the market price on the day prior to the date of closing and (ii) a $3.5 million payment to acquire technology and certain xenograft manufacturing assets. Further, as part of the amended agreement, US Surgical and the Company agreed that the preclinical milestone payments in the original agreement are considered to have been satisfied. At October 1, 1997, US Surgical beneficially owned an aggregate of 824,087 shares of Common Stock or approximately 9.1% of the Company's outstanding shares of common stock.

     In June and October 1992, the Company entered into certain patent licensing agreements with Oklahoma Medical Research Foundation ("OMRF") and Yale University ("Yale"). The agreements provide that the Company agreed to pay such institutions royalties based on sales of products incorporating technology licensed thereunder and also license initiation fees, including annual minimum royalties that increase in amount based on the status of product development and the passage of time. Under policies of OMRF and Yale, the individual inventors of patents are entitled to receive a percentage of the royalties and other license fees received by the licensing institution. Certain founders of and scientific advisors to the Company are inventors under such patent and patent applications (including Drs. Bell and Madri, directors of the Company, and Dr. Squinto, the Vice President of Research, Molecular Sciences of the Company, with respect to patent applications licensed from Yale) and, therefore, entitled to receive a portion of such royalties and other fees payable by the Company. During the fiscal year ended July 31, 1997 the Company was not required to make any payments pursuant to the above-referenced license agreements.

     In June 1992, the Company and OMRF entered into a research agreement with respect to the development of complement inhibitors, pursuant to which Drs. Peter Sims and Theresa Wiedmer, scientific advisors to the Company, serve as principal investigators. Per the research agreement, the Company paid an aggregate of $1,000,000 over a four-year period through October 1, 1996. There can be no assurance that the research agreement will result in discoveries useful to the Company. As the principal investigators under the sponsored research programs under the research agreement, Drs. Sims and Wiedmer will directly benefit from the payments. During the fiscal year ended July 31, 1997 the Company was not required to make any payments pursuant to the above-referenced research agreement.

     In addition, the Company had signed in June 1992 four-year consulting contracts with Drs. Sims and Wiedmer. For fiscal year ended July 31, 1996, Drs. Sims and Wiedmer were paid by the Company directly less than $60,000 and in fiscal year ended July 31, 1997, no payments were made direct to Drs. Sims and Wiedmer by the Company. As of July 31, 1997, the Company has not renewed the consulting contracts. Dr. Sims is currently the Associate Director for Research of The Blood Center of Southeastern Wisconsin and the research operations of Drs. Sims and Wiedmer are conducted at The Blood Center. OMRF has assigned to The Blood Center, and The Blood Center has accepted, all rights, responsibilities and obligations of OMRF under the research and development agreement. Drs. Sims and Wiedmer are married to each other.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

    (2) Financial Statement Schedules

     Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

    (3) Exhibits:

       3.1    Certificate of Incorporation, as amended.*(1)

       3.2    Bylaws.*(1)

       4.1    Specimen Common Stock Certificate.*(1)

       10.1 Employment Agreement, dated April 1, 1997, between the Company and Dr. Leonard Bell.(2)

       10.2 Employment Agreement, dated October 22, 1997, between the Company and David W. Keiser.

       10.3 Employment Agreement, dated October 22, 1997, between the Company and Dr. Stephen P. Squinto.

       10.4 Employment Agreement, dated October 22, 1997 between the Company and Dr. Louis A. Matis.

       10.5 Employment Agreement, dated July 1993, between the Company and Dr. James A. Wilkins, as amended.*(1)

       10.6 Employment Agreement, dated July 1994, between the Company and Dr. Bernadette L. Alford, as amended.*(1)

       10.7 Administrative Facility Lease, dated August 23, 1995, between the Company and Science Park Development Corporation.*(1)

       10.8 Research and Development Facility Lease, dated August 23, 1995, between the Company and Science Park Development Corporation.*(1)

       10.9 Option Agreement, dated April 1, 1992 between the Company and Dr. Leonard Bell.*(1)

       10.10  Company's 1992 Stock Option Plan, as amended.*(1)

       10.11 Company's 1992 Outside Directors Stock Option Plan, as amended.*(1)

       10.12 Registration Agreement, dated December 4, 1992, by the Company for the benefit of certain individuals listed on schedules thereto, as amended.*(1)

       10.13 Amendment to Registration Agreement, dated July 31, 1995, between the Company and United States Surgical Corporation.*(1)

       10.14 Agreement, dated June 15, 1993, by the Company for the benefit of certain individuals listed on schedules thereto, as amended.*(1)

       10.15 Form of Investor Rights Agreement, dated December 23, 1994, between the Company and the purchasers of the Company's Series A Preferred Stock, as amended.*(1)

       10.16 Stock Purchase Agreement, dated July 31, 1995, between the Company and United States Surgical Corporation.*(1)

       10.17 Form of Warrant to purchase shares of the Company's Common Stock issued pursuant to certain of the Company's private placements.*(1)

       10.18 Form of Warrant to purchase shares of the Company's Common Stock issued to the Placement Agent of certain of the Company's private placements.*(1)

       10.19 Form of Warrant to purchase shares of the Company's Common Stock issued to certain warrantholders of the Company in connection with a Warrant Exchange.*(1)

       10.20 License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended September 23, 1992.*(1)+

       10.21 Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research Foundation.*(2)

       10.22 Research & Development Agreement dated as of June 19, 1992 between the Company and Oklahoma Medical Research Foundation.*(1)+

       10.23 License Agreement dated as of September 30, 1992 between the Company and Yale University, as amended July 2, 1993.*(1)+

       10.24 License Agreement dated as of August 1, 1993 between the Company and Biotechnology Research and Development Corporation ("BRDC"), as amended as of July 1, 1995.*(1)+

       10.25 Cooperative Research and Development Agreement dated December 10, 1993 between the Company and the National Institutes of Health.*(1)+

       10.26 License Agreement dated January 25, 1994 between the Company and The Austin Research Institute.*(1)+

       10.27 Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health.*(1)+

       10.28 License Agreement dated July 22, 1994 between the Company and The Austin Research Institute.*(1)+

       10.29 License Agreement dated as of January 10, 1995 between the Company and Yale University.*(1)+

       10.30 Joint Development Agreement dated as of July 31, 1995 between the Company and United States Surgical Corporation.*(1)+

       10.31 Advanced Technology Program ("ATP"), Cooperative Agreement 70NANB5H, National Institute of Standards and Technology, entitled "Universal Donor Organs for Transplantation," dated September 15, 1995.*(1)+

       10.32 U.S. Department of Health and Human Services, National Heart, Lung and Book Institute, Small Business Research Program, Phase II Grant Application, entitled "Role of Complement Activation in Cardiopulmonary Bypass," dated December 14, 1994; and Notice of Grant Award dated September 21, 1995.*(1)+

       10.33 Research Subcontract Agreement dated as of October 1, 1995 between the Company and Tufts University.*(1)+

       10.34 Agreement to be Bound by Shareholders Agreement dated as of August 1, 1993 between the Company and BRDC.*(1)

       10.35 Agreement to be Bound by Master Agreement dated as of August 1, 1993 between the Company and BRDC.*(1)

       10.36 Research and Development Facility Lease, dated April 1, 1996, between the Company and Science Park Development Corporation.*(3)

       10.37 License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(3)+

       10.38 License Agreement dated May 8, 1996 between the Company and Enzon, Inc.*(3)+

       10.39 License and Collaborative Research Agreement between Alexion Pharmaceuticals, Inc. and Genetic Therapy, Inc.*(3)+

       10.40 Amended Joint Development Agreement as of September 1997 between the Company and United States Surgical Corporation.*(4)++

       10.41  Form Stock Purchase Agreement dated June 1997.

       10.42 Stock Purchase Agreement dated September 9, 1997 by and between the Company and BB Biotech.

       10.43 Stock Purchase Agreement dated September 30, 1997 by and between the Company and U.S. Surgical.*(4)++

       23.1   Consent of Arthur Andersen LLP

       99     Important Factors Regarding Forward-Looking Statements

-----------

*    Previously filed

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-00202).

(2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-19905) filed on April 4, 1997.

(3) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1996.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated October 1, 1997.

+    Confidential treatment was granted for portions of such document.

++ A request for confidential treatment has been made for portions of such document, Confidential Portions have been omitted and filed separately with the Commission as required by Rule 24b-2.


(b) Reports on Form 8-K

        Current Report on Form 8-K dated June 17, 1997 relating to the Company's sale of 1,450,000 shares of the Company's Common Stock.

        Current Report on Form 8-K dated July 9, 1997 relating to the Company's sale of shares referenced above.

        Current Report on Form 8-K dated September 9, 1997 relating to the
           Company's sale of $10,000,000 of Series B Preferred Stock.

        Current Report on Form 8-K dated October 1, 1997 relating to the
           Amendment to the Joint Development Agreement with United States Surgical Corporation and the sale of the Company's Common Stock to United States Surgical.


(c) Exhibits.

     See (a) (3) above


(d) Financial Statement Schedules

     See (a) (2) above

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ALEXION PHARMACEUTICALS, INC.


                                         By: /s/ LEONARD BELL
                                             ----------------------------------
                                             Leonard Bell, M.D.
                                             President, Chief Executive Officer,
                                               Secretary and Treasurer


                                         By: /s/ DAVID W. KEISER
                                             -----------------------------------
                                             David W. Keiser
                                             Executive Vice President and
                                               Chief Operating Officer


     Pursuant to the requirements of the Securities Act of 1934 this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


/s/ LEONARD BELL              President, Chief Executive        October 24, 1997
----------------------------  Officer, Secretary,
Leonard Bell, M.D             Treasurer and Director
                              (principal executive officer)


/s/ DAVID W. KEISER           Executive Vice President and      October 24, 1997
----------------------------  Chief Operating Officer
David W. Keiser               (principal financial officer)


/s/ BARRY P. LUKE             Senior Director of Finance        October 24, 1997
----------------------------  and Administration (principal
Barry P. Luke                 accounting officer)


/s/ JOHN H. FRIED             Chairman of the Board of          October 24, 1997
----------------------------  Directors
John H. Fried, Ph.D.


/s/ TIMOTHY F. HOWE           Director                          October 24, 1997
----------------------------
Timothy F. Howe


/s/ MAX LINK                  Director                          October 24, 1997
----------------------------
Max Link, Ph.D.


/s/ JOSEPH A. MADRI           Director                          October 24, 1997
----------------------------
Joseph A. Madri, Ph.D., M.D.


/s/ LEONARD MARKS             Director                          October 24, 1997
----------------------------
Leonard Marks, Jr., Ph.D.


/s/ EILEEN M. MORE            Director                          October 24, 1997
----------------------------
Eileen M. More

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants ................................   F-2

Balance Sheets as of July 31, 1996 and 1997 .............................   F-3

Statements of Operations for the Years Ended July 31, 1995,
  1996, 1997, and for the Period from Inception (January 28, 1992)
  Through July 31, 1997 .................................................   F-4

Statements of Stockholders' Equity for the Period from
  Inception (January 28, 1992) Through July 31, 1997 ....................   F-5

Statements of Cash Flows for the Years Ended July 31, 1995,
  1996, 1997, and for the Period from Inception (January 28, 1992)
  Through July 31, 1997 .................................................   F-6

Notes to Financial Statements ...........................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

               Alexion Pharmaceuticals, Inc.:

We have audited the accompanying balance sheets of Alexion Pharmaceuticals, Inc. (a Delaware corporation in the development stage) as of July 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1997, and for the period from inception (January 28, 1992) through July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. as of July 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997, and for the period from inception (January 28, 1992) through July 31, 1997, in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP

Hartford, Connecticut
August 29, 1997 (except with
respect to the matters discussed
in Note 16, as to which the date
is September 30, 1997)

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                July 31,
                                                     ---------------------------
                                                         1996              1997
                                                     ------------    -----------
               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................   $ 9,491,217    $ 16,742,516
  Marketable securities ........................     9,106,534       6,006,380
  Prepaid expenses .............................       466,731         232,385
                                                   -----------    ------------
        Total current assets ...................    19,064,482      22,981,281
                                                   -----------    ------------
EQUIPMENT, net .................................       592,271         786,495
                                                   -----------    ------------
OTHER ASSETS:
  Licensed technology rights, net ..............       330,365         242,366
  Patent application costs, net ................       194,004         168,691
  Organization costs, net ......................         5,280            --
  Security deposits and other assets ...........       267,578          81,728
                                                   -----------    ------------
                                                       797,227         492,785
                                                   -----------    ------------
        Total assets ...........................   $20,453,980    $ 24,260,561
                                                   ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable .............   $   322,508    $    130,000
  Current obligations under capital
    leases .....................................        28,593           7,768
  Accounts payable .............................       280,913         727,553
  Accrued expenses .............................       400,577       1,201,770
  Deferred revenue .............................     1,000,000         347,070
                                                   -----------    ------------
        Total current liabilities ..............     2,032,591       2,414,161
                                                   -----------    ------------
NOTES PAYABLE, less current portion
  included above ...............................       128,264            --
                                                   -----------    ------------
OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion included above ..........         8,200            --
                                                   -----------    ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 1, 9 and 11)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock $.0001 par
    value; 5,000,000 shares authorized;
    no shares are issued or outstanding
    at July 31, 1996 and 1997 ..................          --              --
  Common stock $.0001 par value; 25,000,000
    shares authorized; 7,334,909 and 8,858,012
    issued at July 31, 1996 and 1997,
     respectively ..............................           733             886
  Additional paid-in capital ...................    42,858,975      53,671,867
  Deficit accumulated during the
    development stage ..........................    24,574,681)    (31,826,251)
  Treasury stock, at cost, 11,875 shares .......          (102)           (102)
                                                   -----------    ------------
        Total stockholders' equity .............    18,284,925      21,846,400
                                                   -----------    ------------
        Total liabilities and
          stockholders' equity .................   $20,453,980    $ 24,260,561
                                                   ===========    ============


                 The accompanying notes are an integral part of
                           these financial statements.


                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                         For the Years           For the Period
                                                        Ended July 31,            From Inception
                                     -----------------------------------------  (January 28, 1992)
                                         1995           1996          1997     Through July 31, 1997
                                     -----------    ------------  ------------ ---------------------
CONTRACT RESEARCH REVENUES .......   $   136,091    $ 2,640,239    $ 3,810,600    $  6,586,930
                                     -----------    -----------    -----------    ------------
OPERATING EXPENSES:
  Research and development .......     5,637,431      6,629,157      9,079,141      30,233,969

  General and administrative .....     1,591,886      1,843,093      2,826,783       9,517,649
                                     -----------    -----------    -----------    ------------
      Total operating
        expenses .................     7,229,317      8,472,250     11,905,924      39,751,618
                                     -----------    -----------    -----------    ------------

OPERATING LOSS ...................    (7,093,226)    (5,832,011)    (8,095,324)    (33,164,688)

OTHER INCOME (EXPENSE), net ......       (29,195)       397,495        843,754       1,338,437
                                     -----------    -----------    -----------    ------------
      Net loss ...................   $(7,122,421)   $(5,434,516)   $(7,251,570)   $(31,826,251)
                                     ===========    ===========    ===========    ============

NET LOSS PER COMMON SHARE
  (Note 2) .......................   $     (1.76)   $      (.95)   $      (.97)
                                     ===========    ===========    ===========

SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE ......     4,055,966      5,746,697      7,450,762
                                     ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                           ALEXION PHARMACEUTICALS, INC.

                                          (A Development Stage Company)

                                        STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    Convertible
                                                  Preferred Stock         Common Stock         Additional
                                                 -----------------    --------------------      Paid-In
                                                Shares    Amount      Shares         Amount     Capital
                                                ------    ------      ------         ------    ---------

  Initial issuance of common stock ......        --     $    --     1,200,000     $    120   $      1,080
  Deferred offering costs ...............        --          --          --           --             --
  Net loss ..............................        --          --          --           --             --
                                            ---------   ---------   ---------     --------   ------------
BALANCE, July 31, 1992 ..................        --          --     1,200,000          120          1,080

  Issuance of common stock and
    warrants, net of issuance costs
    of $1,230,362 .......................        --          --     1,531,399          153     10,755,239

  Conversion of advances from
    stockholder into common stock
    and warrants ........................        --          --       160,000           16      1,199,984

  Repurchase of common stock and warrants        --          --          --           --             --

  Net loss ..............................        --          --          --           --             --
                                            ---------   ---------   ---------     --------   ------------
BALANCE, July 31, 1993 ..................        --          --     2,891,399          289     11,956,303

  Issuance of common stock and warrants,
    net of issuance costs of $296,017 ...        --          --       646,872           65      4,878,918

  Repurchase of common stock ............        --          --          --           --             --

  Deferred offering costs ...............        --          --          --           --             --

  Net change in unrealized losses
    on marketable securities ............        --          --          --           --          (62,883)

  Net loss ..............................        --          --          --           --             --
                                            ---------   ---------   ---------     --------   ------------
BALANCE, July 31, 1994 ..................        --          --     3,538,271          354     16,772,338

  Issuance of common stock
    from exercise of stock options ......        --          --         1,500         --           11,250

  Issuance of Series A convertible
    preferred stock, net of
    issuance costs of $195,241 ..........   1,986,409         199        --           --        3,578,737

  Issuance of common stock, net
    of issuance costs of $150,000 .......        --          --       457,142           46      3,849,954

  Net change in unrealized losses
    on marketable securities ............        --          --          --           --           46,606

  Net loss ..............................        --          --          --           --             --
                                            ---------   ---------   ---------     --------   ------------
BALANCE, July 31, 1995 ..................   1,986,409   $     199   3,996,913     $    400   $ 24,258,885
                                            =========   =========   =========     ========   ============




                                              Deficit
                                            Accumulated                   Treasury Stock,          Total
                                            During the      Deferred         at cost            Stockholders'
                                            Development     Offering     -----------------        Equity
                                               Stage         Costs       Shares     Amount      (Deficiency
                                            ------------   ----------    ------     ------      -------------
  Initial issuance of common stock ......  $       --      $     --         --     $  --      $      1,200
  Deferred offering costs ...............          --         (66,613)      --        --           (66,613)
  Net loss ..............................      (663,764)         --         --        --          (663,764)
                                           ------------    ----------    -------   -------    ------------
BALANCE, July 31, 1992 ..................      (663,764)      (66,613)      --        --          (729,177)

  Issuance of common stock and
    warrants, net of issuance costs
    of $1,230,362 .......................          --          66,613       --        --        10,822,005

  Conversion of advances from
    stockholder into common stock
    and warrants ........................          --            --         --        --         1,200,000

  Repurchase of common stock and warrants          --            --       10,000      (100)           (100)

  Net loss ..............................    (4,067,828)         --         --        --        (4,067,828)
                                           ------------    ----------    -------   -------    ------------
BALANCE, July 31, 1993 ..................    (4,731,592)         --       10,000      (100)      7,224,900

  Issuance of common stock and warrants,
    net of issuance costs of $296,017 ...          --            --         --        --         4,878,983

  Repurchase of common stock ............          --            --        1,875        (2)             (2)

  Deferred offering costs ...............          --         (55,000)      --        --           (55,000)

  Net change in unrealized losses
    on marketable securities ............          --            --         --        --           (62,883)

  Net loss ..............................    (7,286,152)         --         --        --        (7,286,152)
                                           ------------    ----------    -------   -------    -----------
BALANCE, July 31, 1994 ..................   (12,017,744)      (55,000)    11,875      (102)      4,699,846







  Issuance of common stock
    from exercise of stock options ......          --            --         --        --            11,250

  Issuance of Series A convertible
    preferred stock, net of
    issuance costs of $195,241 ..........          --          55,000       --        --         3,633,936

  Issuance of common stock, net
    of issuance costs of $150,000 .......          --            --         --        --         3,850,000

  Net change in unrealized losses
    on marketable securities ............          --            --         --        --            46,606

  Net loss ..............................    (7,122,421)         --         --        --        (7,122,421)
                                           ------------    ----------    -------   -------    ------------
BALANCE, July 31, 1995 ..................  $(19,140,165)   $     --       11,875   $  (102)   $  5,119,217
                                           ============    ==========    =======   =======    ============



   The accompanying notes are an integral part of these financial statements.

                                     F-5(a)


                                                   ALEXION PHARMACEUTICALS, INC.

                                                   (A Development Stage Company)

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                  Deficit
                                                    Convertible                                                 Accumulated
                                                  Preferred Stock           Common Stock          Additional     During the
                                            -------------------------  ------------------------    Paid-In      Development
                                            Shares           Amount      Shares        Amount       Capital        Stage
                                            ------           ------    ----------     ---------   ----------    ------------
BALANCE, July 31, 1995 ...............      1,986,409       $  199      3,996,913         400     $24,258,885   $(19,140,165)

  Issuance of common stock in
    initial public offering, net
    of issuance costs of $2,468,940 ..           --            --       2,530,000         253      18,403,307           --

  Conversion of Series A convertible
     preferred stock into common stock     (1,986,409)        (199)       794,554          79             120           --

  Issuance of common stock from
    exercise of stock options ........           --            --          13,442           1          70,361           --

  Net change in unrealized losses
    on marketable securities .........           --            --            --          --             3,802           --

  Compensation expense related
    to grant of stock options ........           --            --            --          --           122,500           --

  Net loss ...........................           --            --            --          --              --       (5,434,516)
                                         ------------       -------    ----------      ------     -----------   ------------
BALANCE, July 31, 1996 ...............           --            --       7,334,909         733      42,858,975    (24,574,681)

  Issuance of common stock, net of
    issuance costs of $813,835 .......           --            --       1,450,000         145      10,423,520           --

  Issuance of common stock from
    exercise of stock options ........           --            --          34,937           4          83,066           --

  Issuance of common stock from
    exercise of warrants .............           --            --          38,166           4         286,242           --

  Net change in unrealized losses
    on marketable securities .........           --            --            --          --            20,064           --

  Net loss ...........................           --            --            --          --             --        (7,251,570)
                                         ------------       -------     ---------      ------     -----------   ------------
BALANCE, July 31, 1997 ...............           --         $  --       8,858,012      $  886     $53,671,867   $(31,826,251)
                                         ============       =======     =========      ======     ===========   ============




                                                              Treasury Stock,          Total
                                                Deferred         at cost            Stockholders'
                                                Offering     -----------------        Equity
                                                 Costs       Shares     Amount      (Deficiency
                                               ----------    ------     ------      -------------
BALANCE, July 31, 1995 ...............          $  --         11,875    $(102)     $  5,119,217

  Issuance of common stock in
    initial public offering, net
    of issuance costs of $2,468,940 ..            --           --         --         18,403,560

  Conversion of Series A convertible
     preferred stock into common stock            --           --         --              --

  Issuance of common stock from
    exercise of stock options ........            --           --         --             70,362

  Net change in unrealized losses
    on marketable securities .........            --           --         --              3,802

  Compensation expense related
    to grant of stock options ........            --           --         --            122,500

  Net loss ...........................            --           --         --         (5,434,516)
                                                ------       ------     -----       -----------
BALANCE, July 31, 1996 ...............            --         11,875      (102)       18,284,925

  Issuance of common stock, net of
    issuance costs of $813,835 .......            --           --         --         10,423,665

  Issuance of common stock from
    exercise of stock options ........            --           --         --             83,070

  Issuance of common stock from
    exercise of warrants .............            --           --         --            286,246

  Net change in unrealized losses
    on marketable securities .........            --           --         --             20,064

  Net loss ...........................            --            --        --         (7,251,570)
                                                ------       ------     -----      ------------
BALANCE, July 31, 1997 ...............          $ --         11,875     $(102)     $ 21,846,400
                                                ======       ======     =====      ============


   The accompanying notes are an integral part of these financial statements.

                                     F-5(b)


                                                   ALEXION PHARMACEUTICALS, INC.

                                                   (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS



                                                                                                                  For the Period
                                                                      For the Years Ended July 31,                From Inception
                                                            ------------------------------------------------    (January 28, 1992)
                                                                1995              1996              1997       Through July 31, 1997
                                                                ----              ----              ----       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................  $(7,122,421)      $(5,434,516)      $(7,251,570)       $(31,826,251)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization .......................      786,628           811,120           698,404           3,095,980
      Compensation expense related to grant of
        stock options .....................................        --              122,500             --                122,500
      Net realized loss (gain) on marketable securities ...       28,956             9,156              (624)             44,766
      Change in assets and liabilities -
        Prepaid expenses ..................................      (14,361)         (294,269)          234,346            (232,385)
        Accounts payable ..................................      (99,483)          (37,604)          446,640             727,553
        Accrued expenses ..................................      (15,411)         (175,620)          801,193           1,201,770
        Deferred revenue ..................................    1,000,000             --             (652,930)            347,070
                                                             -----------       -----------       -----------        ------------
             Net cash used in operating activities ........   (5,436,092)       (4,999,233)       (5,724,541)        (26,518,997)
                                                             -----------       -----------       -----------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases of) proceeds from marketable securities, net .    1,795,575        (8,443,001)        3,119,187          (5,998,578)
  Purchases of equipment ..................................     (356,710)         (332,427)         (749,214)         (2,921,957)
  Licensed technology costs ...............................      (32,500)            --                --               (615,989)
  Patent application costs ................................      (53,746)          (41,714)          (23,168)           (358,972)
  Organization costs ......................................         --               --                --                (63,530)
                                                             -----------       -----------       -----------        ------------
             Net cash (used in) provided by investing
               activities .................................    1,352,619        (8,817,142)        2,346,805          (9,959,026)
                                                             -----------       -----------       -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and
    common stock ..........................................    7,440,186        18,473,922        10,792,981          52,342,664
  Deferred offering costs .................................       55,000             --                --                  --
  Advances from stockholder ...............................        --                --                --              1,200,000
  Repayments of capital lease obligations .................      (87,034)         (103,447)          (29,024)           (370,295)
  Borrowings under notes payable ..........................        --                --                --              1,179,135
  Repayments of notes payable .............................     (273,528)         (322,333)         (320,772)         (1,049,135)
  Security deposits and other assets ......................      219,039           180,238           185,850             (81,728)
  Repurchase of common stock ..............................        --                --                --                   (102)
                                                             -----------       -----------       -----------        ------------
             Net cash provided by financing activities ....    7,353,663        18,228,380        10,629,035          53,220,539
                                                             -----------       -----------       -----------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................    3,270,190         4,412,005         7,251,299          16,742,516

CASH AND CASH EQUIVALENTS, beginning of period ............    1,809,022         5,079,212         9,491,217               --
                                                             -----------       -----------       -----------        ------------
CASH AND CASH EQUIVALENTS, end of period ..................  $ 5,079,212       $ 9,491,217       $16,742,516        $ 16,742,516
                                                             ===========       ===========       ===========        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ..............................  $     6,554       $     --          $     --           $     30,684
                                                             ===========       ===========       ===========        ============
  Cash paid for interest expense ..........................  $   176,716       $   108,593       $    47,328        $    405,965
                                                             ===========       ===========       ===========        ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Conversion of advances from stockholder into common
    stock .................................................  $     --          $     --          $     --           $  1,200,000
                                                             ===========       ===========       ===========        ============
  Equipment acquired pursuant to capital lease
    obligations ...........................................  $     --          $     --          $     --           $    378,064
                                                             ===========       ===========       ===========        ============


   The accompanying notes are an integral part of these financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Operations:

     Alexion Pharmaceuticals, Inc. (the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (inflammation and perioperative bleeding associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (lupus nephritis, rheumatoid arthritis, and multiple sclerosis). As an outgrowth of its core technologies, the Company is developing, in collaboration with third parties (see Note 10), non-human organ ("xenograft" organs) products designed for transplantation into humans without clinical rejection and immunoprotected retroviral vectors and producer cells for gene therapy.

     The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of $31.8 million through July 31, 1997. The Company has made no product sales to date and has recognized cumulative revenue from research grants and funding of $6.6 million through July 31, 1997. During 1996, the Company completed an initial public offering (IPO) of 2,530,000 shares of common stock resulting in net proceeds of approximately $18.4 million. During 1997, the Company completed an offering of 1,450,000 shares of common stock resulting in net proceeds of approximately $10.4 million (see Note 12). In addition, the Company has received various grants to fund certain research activities (see Note 10).

     The Company will need additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish a manufacturing, sales and marketing capability. In addition to the normal risks associated with development stage companies, there can be no assurance that the Company's research and development will be successfully completed, that adequate patent protection for the Company's technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company's management believes that, based upon its current business plans, the cash and marketable securities aggregating $22.7 million as of July 31, 1997 will be sufficient to fund operations of the Company through at least calendar 1998.

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

     Cash and cash equivalents --

     Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months.

     Marketable securities --

     The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity.

     The Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At July 31, 1997, the Company's marketable securities had a maximum maturity of approximately one year.

     The following is a summary of marketable securities at July 31, 1996 and 1997:


                                                            Unrealized
                                             Amortized         Gains           Fair
                                               Cost          (Losses)          Value
                                             ----------     -----------     ----------
      U.S. government obligations ........   $5,268,177       $   (481)     $5,267,696
      Municipal obligations ..............       80,000           (390)         79,610
      Corporate bonds ....................    3,770,832        (11,604)      3,759,228
                                             ----------       --------      ----------
           Total marketable
             securities at
             July 31, 1996 ...............   $9,119,009       $(12,475)     $9,106,534
                                             ==========       ========      ==========

      U.S. government obligations ........   $  498,216         $3,034      $  501,250
      Municipal obligations ..............    4,000,535          4,145       4,004,680
      Corporate bonds ....................    1,500,038            412       1,500,450
                                             ----------       --------      ----------
           Total marketable
             securities at
             July 31, 1997 ...............   $5,998,789       $  7,591      $6,006,380
                                             ==========       ========      ==========


     Equipment --

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

     Long-lived assets --

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

     Licensed technology rights --

     Licensed technology rights are amortized over the shorter of the license term or seven years, using the straight-line method. The Company reviews licensed technology rights on a periodic basis and capitalized costs which provide no future benefit are expensed. Accumulated amortization as of July 31, 1996 and 1997 amounted to $285,624 and $373,623, respectively (see
     Note 9).

     Patent application costs --

     Costs incurred in filing for patents are capitalized. Capitalized costs related to unsuccessful patent applications are expensed when it becomes determinable that such applications will not be successful. Capitalized costs related to successful patent applications are amortized over a seven year period or the remaining life of the patent, whichever is shorter, using the straight-line method. Accumulated amortization as of July 31, 1996 and 1997 amounted to $141,801 and $190,282, respectively.

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

     Research and development expenses --

     Research and development costs are expensed in the period incurred.

     Use of estimates in the preparation of financial statements --

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

     New accounting pronouncements --

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997 and earlier adoption is not permitted. The Company believes that the impact of adoption of this statement will not have a material effect on net loss per share as reported in the accompanying financial statements.

     In July 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income"). SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997 with earlier application permitted. The Company believes that the impact of adoption of this statement will not have a significant effect on the Company's financial position and results of operations.

     Net loss per common share --

     Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares including those from stock options and warrants are excluded from the computation as their effect is antidulitive, except pursuant to the requirements of the SEC. Pursuant to these requirements, common stock issued by the Company during the 12 months immediately preceding the initial public offering, plus shares of common stock which became issuable during the same period pursuant to the grant of common stock options and warrants, have been included in the calculation of weighted average number of common shares outstanding for the period from August 1, 1994 to April 30, 1996 using the treasury stock method.

3.   Equipment:

     A summary of equipment as of July 31, 1996 and 1997 is as follows:

                                                         July 31,
                                                --------------------------
                                                   1996            1997
                                                   ----            ----
      Laboratory equipment .................... $2,038,304      $2,645,553
      Office equipment ........................    112,351         230,432
      Furniture ...............................     22,088          45,971
      Equipment under capital leases ..........    378,064         378,064
                                                ----------      ----------
                                                 2,550,807       3,300,020

      Less -- Accumulated depreciation
        and amortization ......................  1,958,536       2,513,525
                                                ----------      ----------
                                                $  592,271      $  786,495
                                                ==========      ==========


4.   Security Deposits and Other Assets:

     A summary of security deposits and other assets as of July 31, 1996 and 1997, is as follows:

                                                         July 31,
                                                --------------------------
                                                   1996            1997
                                                   ----            ----
      Amounts held in deposit as
        collateral for notes payable
        (see Note 7) ..........................   $183,444         $  -
      Other ...................................     84,134          81,728
                                                  --------         -------
                                                  $267,578         $81,728
                                                  ========         =======


5.   Accrued Expenses:

     A summary of accrued expenses as of July 31, 1996 and 1997, is as follows:

                                                         July 31,
                                                --------------------------
                                                   1996           1997
                                                   ----           ----
      Research and development ................  $ 86,369      $  590,000
      Payroll and employee benefits ...........    23,000         354,395
      Professional fees .......................   225,990         185,281
      Other ...................................    65,218          72,094
                                                 --------      ----------
                                                 $400,577      $1,201,770
                                                 ========      ==========

6.   Deferred Revenue:

     Deferred revenue results from cash received in advance of revenue recognition under research and development contracts (see Notes 1 and 10).

7.   Notes Payable:

     Notes payable consist of borrowings under a lease financing arrangement with a financing company for the purchase of certain laboratory equipment. Borrowings against this line of credit are secured by the laboratory equipment and related security deposits (cash collateral equal to 30%-40% of equipment cost) (see Note 4). The Company has no additional borrowing capacity under these agreements as of July 31, 1997. Upon certain conditions, the amounts held as security deposits can be reduced and the funds released to the Company. After completion of the Company's IPO in 1996 and the Company's common stock offering in 1997, all the security deposits relating to the lease financing arrangement were returned to the Company, including earned interest. Under the terms of the financing, the Company is required to make monthly payments of principal and interest through fiscal 1998, based upon an average interest rate of approximately 15% per annum.

8.   Obligations Under Capital Leases:

     Obligations under capital leases principally represent leases of laboratory equipment. Under the terms of the leases the Company is required to make monthly payments of principal and interest through fiscal 1998, at interest rates ranging from approximately 10%-12% per annum.

9.   License and Research & Development Agreements:

     The Company has entered into a number of license and research & development agreements since its inception. These agreements have been made with various research institutions, universities, and government agencies in order to advance and obtain technologies management believes important to the Company's overall business strategy.

     License agreements generally provide for an initial fee followed by annual minimum royalty payments. Additionally, certain agreements call for future payments upon the attainment of agreed to milestones, such as, but not limited to, Investigational New Drug (IND) application or Product License Approval (PLA). These agreements require minimum royalty payments based upon sales developed from the applicable technologies, if any. The Company's policy is to amortize capitalized licensed technology over a seven year period or under the license term, whichever is shorter, using the straight-line method.

     Research & development agreements generally provide for the Company to fund future project research for one to four years. Based upon these agreements, the Company may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research. The Company's policy is to expense research and development payments as incurred.

     The minimum payments (assuming non-termination of the above agreements) as of July 31, 1997, for each of the next five years are as follows:

                    Year                                      Research &
                   Ending                License             Development
                  July 31,             Agreements             Agreements
                  --------             ----------            -----------
                    1998                 $32,000               $109,811
                    1999                  27,000                 50,000
                    2000                  22,000                 50,000
                    2001                  22,000                 50,000
                    2002                  22,000                 50,000

     Should the Company achieve certain milestones related to product development and product license applications and approvals, additional payments would be required if the Company elects to continue and maintain its licenses. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

10.  Contract Research Revenues:

     Contract research revenues recorded by the Company during the three years ended July 31, 1997 consisted of research and development support under collaborations with third parties and various government grants from the National Institute of Health and the Department of Commerce.

     In July 1995, the Company entered into a research and development agreement with a third party. This third party agreed to fund pre-clinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of pre-clinical development in four semi-annual installments of up to $1.0 million and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, the third party also purchased $4.0 million of the Company's common stock (see Note 12). For the years ended July 31, 1996 and 1997, the Company recognized $2.0 and $1.8 million, respectively of revenue related to this agreement. As of July 31, 1997, the Company had received all of the preclinical funding available under this agreement. Additionally, during fiscal 1996 the third party purchased an additional $1.8 million of common stock offered in the Company's IPO.

     In December 1996, the Company entered into a license and collaborative research agreement with a third party relating to the Company's gene transfer technology. Under the agreement, the third party has been granted a worldwide exclusive license to use the Company's technology in its gene therapy products. The third party agreed to pay the Company an initial payment of $850,000 (consisting of a non-refundable license fee of $750,000 and a one-time research support payment of $100,000) and to fund a minimum of $400,000 per year for two years for research and development support by the Company. The third party will also make payments to the Company upon achievement of certain product development milestones for gene therapy products utilizing the Company's technology and pay royalties on net sales, if any. For the year ended July 31, 1997, the Company recognized $1,083,330 of revenue related to this agreement.

11.  Commitments:

     The Company has entered into three-year and five-year employment agreements with its executives. These agreements provide that these individuals will receive aggregate annual base salaries of approximately $916,000 as of July 31, 1997. These individuals may also receive discretionary bonus awards, as determined by the Board of Directors.

     As of July 31, 1997, the Company leases its administrative and research and development facilities under three operating leases expiring in June 1998, December 1997, and March 1999 respectively, each with an option for up to an additional three years.

     Future minimum annual rental payments as of July 31, 1997, under these leases and other noncancellable operating leases (primarily for equipment) are approximately $308,000 and $37,000 for the years ended July 31, 1998 and 1999, respectively.

12.  Common Stock and Series A Preferred Stock:

     Fiscal 1993 Bridge Financing and Private Placements --

     In December 1992, the Company obtained approximately $5.2 million of equity financing (the "Bridge Financing") through the issuance of common stock and warrants to purchase shares of common stock and the conversion of advances from a stockholder. The Company sold Bridge Units (consisting of 531,424 shares of common stock and warrants to purchase shares of common stock -- see Note 13) for gross proceeds of approximately $4.0 million. In connection with the sale of the Bridge Units by the Company, $1.2 million of advances from a stockholder were converted into Bridge Units consisting of 160,000 shares of common stock and warrants to purchase shares of common stock.

     In June 1993, the Company raised $8 million in a private placement through the issuance of Placement Units consisting of an aggregate of 999,975 shares of common stock and warrants to purchase shares of common stock (see
     Note 13).

     Fiscal 1994 Private Placements --

     In October and December 1993, the Company raised $5.2 million in a private placement through the sale of Placement Units consisting of an aggregate of 646,872 shares of common stock and warrants to purchase shares of common stock.

     Fiscal 1995 Private Placements --

     From December 1994 to March 1995, the Company raised approximately $3.8 million through the sale of 1,986,409 shares of Series A convertible preferred stock. Each share of Series A preferred stock had equal voting rights with the Company's common stock.

     On July 31, 1995, the Company received gross proceeds of $4.0 million through the sale of 457,142 shares of common stock to a corporate partner (see Notes 1 and 10). The Company granted exclusive worldwide rights to market its xenotransplantation products to this shareholder in an exchange for a commitment by this shareholder to contribute to subsequent research and development, make certain milestone payments, and pay royalties on any future product sales.

     Fiscal 1996 Initial Public Offering --

     During fiscal 1996, the Company completed an IPO of 2,530,000 shares of common stock at a price of $8.25 per share of common stock, resulting in net proceeds of approximately $18.4 million. In connection with the Company's IPO the preferred stockholders converted all of their shares into 794,554 shares of common stock.

     Fiscal 1997 Common Stock Offering --

     In July, 1997, the Company completed a private placement offering for 1,450,000 shares of common stock, resulting in net proceeds of approximately $10.4 million.

     Rights to Purchase Preferred Stock --

     In February 1997, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $75, subject to adjustment. The rights may be exercised only after a public announcement that a party acquired 20% or more of the Company's common stock or after commencement or public announcement to make a tender offer for 20% or more of the Company's common stock. The rights, which do not have voting rights, expire on March 6, 2002, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the acquisition of 20% or more of the Company's stock. The preferred stock purchasable upon exercise of the rights will have a minimum preferential dividend of $10 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of common stock. In the event of a liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive a aggregate liquidation payment equal to 100 times the payment to be made per share of common stock.

     In the event that the Company is acquired in a merger, other business combination transaction, or 50% or more of its assets, cashflow, or earning power are sold, proper provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

13.  Stock Options and Warrants:

     Stock Options --

     Under the Company's 1992 Stock Option Plan and 1992 Stock Option Plan for Directors (the Plans), incentive and nonqualified stock options may be granted for up to a maximum of 480,000 shares of common stock to directors, officers, key employees and consultants of the Company at no less than fair market value on the date of grant. In September 1996, the Plans were amended by shareholders' majority consent to increase the number of shares covered by the Plans to 1,800,000. Options generally become exercisable in equal proportions over three to four years and remain exercisable for up to ten years after the grant date, subject to certain conditions.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma discloses required under SFAS 123 for options granted in fiscal 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                   1996                1997
                                                   ----                ----
           Risk free interest rate ............    6.25%               6.25%
           Expected dividend yield ............       0%                  0%
           Expected lives .....................  5 years             5 years
           Expected volatility ................      53%                 53%

     Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and pro forma net loss per common share would have been increased to the pro forma amounts indicated below:

                                                  1996                  1997
                                                  ----                  ----
     Net loss:
       As reported ........................   $(5,434,516)          $(7,251,570)
       Pro forma ..........................    (5,540,770)           (7,815,053)
     Pro forma net loss per common share:
         As reported ......................          (.95)                 (.97)
         Pro forma ........................          (.96)                (1.05)

     Because SFAS 123 method of accounting has not been applied to options granted prior to August 1, 1995, the result pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Company's stock options plan at July 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:


                                                     1995                     1996                   1997
                                              ---------------------   ---------------------  --------------------
                                                           Weighted               Weighted              Weighted
                                                            Average                Average               Average
                                                           Exercise               Exercise              Exercise
                                                Options      Price    Options       Price    Options      Price
                                              ----------  ---------   -------     ---------  -------    ---------

      Outstanding at August 1 ............     448,669     $7.85        842,324    $3.45      1,207,334    $ 5.46
      Granted/reissued ...................     671,284     $2.38        405,800    $9.62        337,250    $10.37
      Exercised ..........................      (1,500)    $7.50        (13,442)   $5.23        (34,937)   $ 2.38
      Cancelled ..........................    (276,129)    $7.96        (27,348)   $5.46        (25,363)   $ 6.19
                                              --------                ---------               ---------
      Outstanding at July 31 .............     842,324     $3.45      1,207,334    $5.46      1,484,284    $ 6.63
                                              ========                =========               =========
      Options exercisable at
        July 31 ..........................     203,652     $5.99        363,492    $4.43        574,690    $ 4.98
      Weighted-average fair
        value of options
        granted during the
        year .............................                                         $5.38                   $ 5.40



     During 1996, options to purchase 388,300 shares of common stock were granted at an exercise price equal to the fair value of the stock at the date of grant. The weighted average exercise price of these options was $9.94 per share. The weighted average fair value of these options at the date of grant was $5.27 per option. In addition, options to purchase 17,500 shares of common stock were granted at an exercise price of $2.50 per share which was less than the fair value of the stock at the date of grant. The weighted average fair value of these options at the date of grant was $7.73 per option.

     The following table presents weighted average price and life information about significant option groups outstanding at July 31, 1997.


                                              Weighted
                                               Average     Weighted                Weighted
                                              Remaining    Average                 Average
         Range of                Number       Contractual  Exercise      Number    Exercise
      Exercise prices          Outstanding    Life (Yrs)    Price     Exercisable   Price
      ---------------          -----------    ----------   --------   -----------  --------

      Less than $2.51 ........   624,484         7.4       $ 2.38      331,438      $ 2.38
      $2.51 - $8.24 ..........   150,000         4.9       $ 7.57      148,500      $ 7.57
      $8.25 - $12.125 ........   709,800         9.2       $10.18       94,752      $10.00
                               ---------                               -------
                               1,484,284         8.0       $ 6.63      574,690      $ 4.98
                               =========                               =======


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

     The Company recorded compensation expense of $122,500 on certain nonqualified stock options which were granted to employees during fiscal 1996 and immediately vested. This charge was based on the difference between the fair value of the Company's common stock on the date of grant and the option exercise price.

     Warrants --

     In connection with private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase 1,295,363 shares of common stock at an exercise price of $15.00 per share ($12.50 in the case of the placement agent, comprising 131,249 shares of common stock). In February 1995, the Company offered warrantholders the opportunity to exchange existing warrants for new warrants that could purchase fewer shares at a reduced exercise price. Warrantholders were entitled to receive new warrants representing the right to purchase one-half the number of shares of common stock that the warrantholder was entitled to originally purchase at a reduced exercise price of $7.50. In connection with this offer, warrantholders with existing warrants to purchase 1,101,028 shares of common stock at $15.00 and $12.50 per share exchanged these warrants for new warrants to purchase 550,501 shares of common stock at $7.50 per share. The remaining original warrants continue to entitle the warrantholders to purchase 194,334 shares of common stock at $12.50 to $15.00 per share. During fiscal 1997, warrants to purchase 38,166 shares of common stock were exercised with an aggregate purchase price of $286,246.

     All warrants may be redeemed by the Company for $.05 per common share following an initial public offering when a share of the Company's common stock equals or exceeds 200% of the exercise price. The warrants expire on December 4, 1997. No value was assigned to the warrants in the accompanying balance sheets.

     In connection with the Company's public offering, the Company sold to its underwriter for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants are initially exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997.

14.  401(k) Plan:

     The Company has a 401(k) plan. Under the plan, employees may contribute up to 12 percent of their compensation with a maximum of $9,500 per employee in calendar year 1997. Effective May 1996 Company matching contributions of $.25 for each dollar deferred (up to the first 6% deferred) have been authorized by the Board of Directors. The Company had matching contributions of approximately $6,000 and $31,000 for the years ended July 31, 1996 and 1997, respectively.

15.  Federal Income Taxes:

     At July 31, 1997, the Company has available for tax reporting purposes, net operating loss carryforwards of approximately $13,400,000 which expire commencing in fiscal 2008. The Company also has research and development credit carryovers of approximately $1,100,000 which expire commencing in fiscal 2008. The Tax Reform Act of 1986 contains certain provisions that may limit the Company's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. There can be no assurance that ownership changes in future periods will not significantly limit the Company's use of its existing net operating loss and tax credit carryforwards.

     The Company follows SFAS No. 109, "Accounting for Income Taxes". This statement requires that deferred income tax assets and liabilities reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

     The components of deferred income taxes as of July 31, 1997 are as follows:

      Deferred tax assets:
        Net operating loss carryforwards ....................  $ 13,400,000
        Tax credit carryforwards ............................     1,100,000
        Other ...............................................       370,000
                                                               ------------
      Total deferred tax assets .............................    14,870,000
      Valuation allowance for deferred tax assets ...........   (14,870,000)
                                                               ------------
      Net deferred tax assets ...............................  $      --
                                                               ============

     The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of July 31, 1997 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax asset.

16.  Subsequent Events:

     In September 1997, the Company sold 400,000 shares of convertible preferred stock to an investor for gross proceeds of $10 million. This stock is convertible automatically in six months, or at the election of the holder at any time after the date of issuance, into 935,782 shares of common stock. The investor is entitled to a dividend of $2.25 per share of convertible preferred stock if this stock is held for six months. The dividend, if paid, is payable in cash or the Company's common stock at the discretion of the Company. The Company has an option to redeem the convertible preferred stock under certain conditions, as defined. Should the Company elect to exercise this option, the Company is required to fund such redemption and related dividends in cash.

     In September 1997, the Company modified its July 1995 research and development agreement with a third party (See Note 10). As part of the modification, the third party made an additional $6.5 million payment to the Company for equity, exclusive licensing rights and certain xenograft manufacturing assets. Under the modified agreement, the additional $6.5 million payment consisted of: (i) a $3 million equity investment in the Company through the purchase of 166,945 shares of the Company's common stock and (ii) a $3.5 million payment to acquire exclusive licensing rights and certain xenograft manufacturing assets. Further, as part of the modified agreement, the third party and the Company agreed that the preclinical milestone payments in the original agreement are considered to have been satisfied.

                                 EXHIBIT INDEX


Exhibit No.
-----------

    10.2 Employment Agreement, dated October 22, 1997, between the Company and David W. Keiser.

    10.3 Employment Agreement, dated October 22, 1997, between the Company and Dr. Stephen P. Squinto.

    10.4 Employment Agreement, dated October 22, 1997, between the Company and Dr. Louis A. Matis.

    10.41    Form Stock Purchase Agreement dated June 1997.

    10.42 Stock Purchase Agreement dated September 9, 1997 by and between the Company and B B Biotech.

    23.1     Consent of Arthur Andersen LLP.

    27       Financial Data Schedule.

    99       Important Factors Regarding Forward-Looking Statements.