Form 10-K/A
period 1997-07-31
ALEXION PHARMACEUTICALS INC
filed 1997-11-20
CIK 899866

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

     The Company is obligated to make payments pursuant to certain of its licensing and research and development agreements. The Company is scheduled to pay $242,000, $177,000 and $172,000 (assuming no termination of these agreements) during the fiscal years ending July 31, 1998, 1999 and 2000, respectively. In addition, the Company is obligated to make certain future milestone payments, aggregating up to $400,000 to certain of its licensors, with regards to receiving regulatory approval on the Company's anticipated IND filings as well as upon certain patent issuances. See "Item 1.
Business--Strategic Alliances, Collaborations and Licenses."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The consolidated financial statements and supplementary data of the Company required in this item are set forth on pages F-1 thru F-20.

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

     In June and October 1992, the Company entered into certain patent licensing agreements with Oklahoma Medical Research Foundation ("OMRF") and Yale University ("Yale"). The agreements provide that the Company agreed to pay such institutions royalties based on sales of products incorporating technology licensed thereunder and also license initiation fees, including annual minimum royalties that increase in amount based on the status of product development and the passage of time. Under policies of OMRF and Yale, the individual inventors of patents are entitled to receive a percentage of the royalties and other license fees received by the licensing institution. Certain founders of and scientific advisors to the Company are inventors under such patent and patent applications (including Drs. Bell and Madri, directors of the Company, and Dr. Squinto, the Vice President of Research, Molecular Sciences of the Company, with respect to patent applications licensed from Yale) and, therefore, entitled to receive a portion of such royalties and other fees payable by the Company. During the fiscal year ended July 31, 1997 the Company was not required to make any payments pursuant to the above-referenced license agreements. Beginning in fiscal 1998, the Company will be obligated to make an annual minimum license payment of $100,000 to OMRF.

     In June 1992, the Company and OMRF entered into a research agreement with respect to the development of complement inhibitors, pursuant to which Drs. Peter Sims and Theresa Wiedmer, scientific advisors to the Company, serve as principal investigators. Per the research agreement, the Company paid an aggregate of $1,000,000 over a four-year period through October 1, 1996. There can be no assurance that the research agreement will result in discoveries useful to the Company. As the principal investigators under the sponsored research programs under the research agreement, Drs. Sims and Wiedmer will directly benefit from the payments. During the fiscal year ended July 31, 1997 the Company was not required to make any payments pursuant to the above-referenced research agreements.

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

                                   SIGNATURES

     Pursuant to the requirements of Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALEXION PHARMACEUTICALS, INC.

                                  By:  /s/ LEONARD BELL
                                      ------------------------------------
                                       Leonard Bell, M.D.
                                       President, Chief Executive Officer,
                                       Secretary and Treasurer
Dated: November 14, 1997

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

     The minimum payments (assuming non-termination of the above agreements) as of July 31, 1997, for each of the next five years are as follows:

                    Year                                      Research &
                   Ending                License             Development
                  July 31,             Agreements             Agreements
                  --------             ----------            -----------
                    1998                $132,000               $109,811
                    1999                 127,000                 50,000
                    2000                 122,000                 50,000
                    2001                 122,000                 50,000
                    2002                 122,000                 50,000

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