Form 10-Q
period 1997-10-31
ALEXION PHARMACEUTICALS INC
filed 1997-12-11
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 1997

                                      OR

_ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
      For the transition period from             to

      Commission file number:  0-27756


                         ALEXION PHARMACEUTICALS, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          13-3648318
                  -----------------             ------------------
                  (State or other               (I.R.S. Employer
                  jurisdiction of               Identification No.)
                  incorporation or
                  organization)


            25 Science Park, Suite 360, New Haven, Connecticut 0651
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

      Yes    X        No
          ---------      ---------



                 CLASS                      OUTSTANDING AT DECEMBER 4, 1997
-----------------------------------     ----------------------------------------

   Common Stock, $0.0001 par value                   9,545,064

                         ALEXION PHARMACEUTICALS, INC.
                         (A Development Stage Company)

                                     INDEX



                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

            Balance Sheets as of October 31, 1997
            and July 31, 1997                                              3

            Statements of Operations for the three months ended
            October 31, 1997 and 1996 and for the  period  from
            inception  January  28,  1992 to October 31, 1997              4

            Statements of Cash Flows for the three months ended
            October 31, 1997 and 1996 and for the  period  from
            inception  January  28,  1992 to October 31, 1997              5

            Notes to Financial Statements                                  6


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10



PART II.    OTHER INFORMATION                                             14



SIGNATURES                                                                15

                    ALEXION PHARMACEUTICALS, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS


                                              October 31, 1997     July 31, 1997
                                              ----------------     -------------
                  ASSETS                          (UNAUDITED)
Current Assets:
     Cash and cash equivalents                     $31,470,141       $16,742,516
     Marketable securities                           6,005,669         6,006,380
     Prepaid expenses                                  221,365           232,385
                                                   -----------       -----------
               Total current assets                 37,697,175        22,981,281
                                                   -----------       -----------

Equipment, net of accumulated
     depreciation and amortization                     838,217           786,495
                                                   -----------       -----------

Other Assets:
     License technology rights, net                    220,367           242,366
     Patent application costs, net                     161,320           168,691
     Security deposits and other assets                 82,095            81,728
                                                   -----------       -----------
               Total other assets                      463,782           492,785
                                                   -----------       -----------
               TOTAL ASSETS                        $38,999,174       $24,260,561
                                                   ===========       ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable                                 $    52,688       $   130,000
     Obligations under capital leases                    3,236             7,768
     Accounts payable                                1,010,447           727,553
     Accrued expenses                                1,208,677         1,201,770
     Deferred revenue                                   67,000           347,070
                                                   -----------       -----------
               Total current liabilities             2,342,048         2,414,161
                                                   -----------       -----------


Stockholders' Equity:
     Preferred stock $.0001 par value;                      40                 0
        5,000,000  shares authorized;  400,000
          shares  Series B convertible
          authorized,issued and  outstanding  at
          October 31, 1997
     Common stock $.0001 par value; 25,000,000             916               886
       shares authorized;  9,167,599
       and 8,858,012 shares issued at October
       31, 1997 and July 31, 1997
     Additional paid-in capital                     67,159,883        53,671,867
     Deficit accumulated during development        (30,503,611)      (31,826,251)
     stage Treasury stock, at cost; 11,875
     shares                                               (102)             (102)
                                                   -----------       -----------
               Total stockholders' equity           36,657,126        21,846,400
                                                   -----------       -----------
     TOTAL LIABILITIES AND NET EQUITY              $38,999,174       $24,260,561
                                                   ===========       ===========


           See accompanying notes to financial statements.




                   ALEXION PHARMACEUTICALS, INC.
                   (A Development Stage Company)

                      Statements of Operations
                            (UNAUDITED)



                                        Three months ended            January 28, 1992
                                            October 31                   (inception)
                                      -----------------------             through
                                         1997          1996            October 31, 1997
                                      ----------   -----------         ----------------

REVENUES                            $  4,125,678        810,755         $ 10,712,608
                                    ------------   ------------         ------------
OPERATING EXPENSES:
    Research and development           2,359,880      1,973,938           32,593,849
    General and administrative           587,474        649,055           10,105,123

                                    ------------   ------------         ------------

    Total Operating expenses           2,947,354      2,622,993           42,698,972


                                    ------------   ------------         ------------

OPERATING INCOME (LOSS)                1,178,324     (1,812,238)         (31,986,364)



OTHER INCOME, Net                        444,317        234,628            1,782,753

                                    ------------   ------------         ------------


NET INCOME (LOSS)                   $  1,622,641   ($ 1,577,610)        ($30,203,611)
                                                                        ============




ACCRETION OF PREFERRED
  STOCK DIVIDENDS                        300,000              0
                                       ---------   ------------

NET INCOME (LOSS) APPLICABLE TO
    COMMON SHAREHOLDERS               $1,322,641    ($1,577,610)
                                    ============   ============


NET INCOME (LOSS) PER
    COMMON SHARE (Note 3)                  $0.13         ($0.22)
                                    ============    ===========

SHARES USED IN COMPUTING
    NET INCOME (LOSS) PER
    COMMON SHARE                       9,861,222      7,328,407
                                    ============    ===========



                 See Accompanying notes to financial statements

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (UNAUDITED)



                                                                                                                January 28, 1992
                                                                       Three months ended October 31               (inception)
                                                                     ------------------------------------            through
                                                                           1997                1996              October 31, 1997
                                                                     -----------------    ----------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                     $1,622,641           ($1,577,610)       ($30,203,611)
     Adjustments to reconcile net income (loss) to net cash
             used in operating activities:
        Depreciation and amortization                                         139,465             200,653              3,235,445
        Compensation expense related to grant of stock options                      0                   0                122,500
        Net realized loss (gain) on marketable securities                           0                   0                 44,766
        Change in assets and liabilities:
          Prepaid expenses                                                     11,020              69,963               (221,365)
          Accounts payable                                                    282,894              40,731              1,010,447
          Accrued expenses                                                   (293,093)            (46,950)               908,677
          Deferred revenue                                                   (280,070)           (528,700)                67,000
                                                                     -----------------    ----------------     ------------------
             Net cash provided by (used in) operating activities            1,482,857          (1,841,913)           (25,036,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases of) proceeds from marketable securities, net                      780             (79,223)            (5,997,797)
     Purchases of equipment                                                  (163,092)           (203,177)            (3,085,049)
     Licensed technology costs                                                      0                   0               (615,989)
     Patent application costs                                                   1,275             (11,631)              (357,697)
     Organization costs                                                             0                   0                (63,530)
                                                                     -----------------    ----------------     ------------------
             Net cash (used in) provided by investing activities             (161,035)           (294,031)           (10,120,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of preferred and common stock              13,488,016              38,119             65,830,680
     Advances from stockholder                                                      0                   0              1,200,000
     Repayments of capital lease obligations                                   (4,532)            (13,752)              (374,827)
     Borrowings under notes payable                                                 0                   0              1,179,135
     Repayments of notes payable                                              (77,312)            (94,026)            (1,126,447)
     Security deposits and other assets                                          (367)              2,337                (82,095)
     Repurchase of common stock                                                     0                   0                   (102)
                                                                     -----------------    ----------------     ------------------
             Net cash provided by (used in) financing activities           13,405,805             (67,322)            66,626,344
                                                                     =================    ================     ==================


NET INCREASE (DECREASE) IN CASH                                            14,727,625          (2,203,266)            31,470,141

CASH at beginning of period                                                16,742,516           9,491,217                      0

                                                                     =================    ================     ==================

CASH AT END OF PERIOD                                                     $31,470,141          $7,287,951            $31,470,141

                                                                     =================    ================     ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid (refunded) for income taxes                                         $0             ($7,950)               $30,684
                                                                     =================    ================     ==================
     Cash paid for interest expense                                            $3,669             $21,161               $409,634
                                                                     =================    ================     ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Conversion of advances from stockholder into common stock                     $0                  $0             $1,200,000
                                                                     =================    ================     ==================
     Equipment acquired pursuant to capital lease obligations                      $0                  $0               $378,064
                                                                     =================    ================     ==================
     Preferred stock dividend accretion                                      $300,000                  $0               $300,000
                                                                     =================    ================     ==================

                 See accompanying notes to financial statements.

                        ALEXION PHARMACEUTICALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



1.    Operations and Basis of Presentation -

Alexion  Pharmaceuticals,  Inc.  ("Alexion" or the  "Company")  was organized in
January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (perioperative bleeding and inflammation associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (lupus nephritis, rheumatoid arthritis, and multiple sclerosis). As an outgrowth of its core technologies, the Company is developing, in collaboration with a third party (see Note 5), non-human UniGraft organ ("xenograft" organs) products designed for transplantation into humans and, with another third party (see Note 5), immunprotected retroviral vector particles and producer cells for use in gene therapy.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of approximately $30.2 million through October 31, 1997. The Company has made no product sales to date and has recognized cumulative revenue from grant, license, and contract revenues of $10.7 million through October 31, 1997. During the three months ended October 31, 1997, the Company received approximately $9.5 million in net proceeds from the issuance of shares of Series B Preferred Stock to a single institutional investor and received payments of an additional $6.5 million from United States Surgical Corporation ("US Surgical") for equity, exclusive licensing rights, and certain manufacturing assets. In addition, the Company has received various grants to fund certain research activities (see Note 5).

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

The Company expects to incur substantial additional costs, including costs associated with research, preclinical and clinical testing, manufacturing process development, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds in addition to those previously described, which it will seek through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

                         ALEXION PHARMACEUTICALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1997.


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


3.    New accounting pronouncement -

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The Company believes that the impact of adoption of this statement will not have a material effect on net income (loss) per share as reported in the accompanying financial statements.


4.    Revenue Recognition -

Contract research revenues are recognized as the related work is performed under the terms of the contracts and expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved. License fee revenues represent non-refundable payments received in accordance to

                          ALEXION PHARMACEUTICALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

contractual   agreements   for  various  access  and  rights  to  the  Company's
technologies, research, potential products and markets.


5.    Revenues -

Revenues recorded by the Company consist of license fees and research and development support under collaborations with US Surgical and GTI/Novartis, Small Business Innovation Research ("SBIR") grants awarded in July and September 1995 from the National Institutes of Health ("NIH"), and funding from the Commerce Department's National Institute of Standards and Technology ("NIST").

In July 1995, the Company entered into a collaborative research and development agreement with US Surgical. US Surgical agreed to fund preclinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of preclinical development in four semi-annual installments of up to $1.0 million (the first installment of which was paid on July 31, 1995), and (2) $3.5 million upon achieving certain preclinical milestones. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock. As of October 31, 1997 the Company has recognized the $4.0 million for the cost of preclinical development. At the end of September 1997, US Surgical and the Company modified the July 1995 Joint Development Agreement. As part of the modification, US Surgical made an additional $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. Further, as part of the modified agreement, US Surgical and the Company agreed that the preclinical milestone payments in the original agreements were considered to have been satisfied.

In December 1996, Alexion and GTI/Novartis entered into a License and Collaborative Research Agreement with respect to the Company's gene transfer technology. Under the Agreement, GTI/Novartis has been granted a worldwide exclusive license to use the company's technology in its gene therapy products. GTI/Novartis agreed to pay Alexion an initial upfront payment of $850,000 which consisted of a one-time license fee of $750,000 and a $100,000 research and development support payment. GTI/Novartis also agreed to fund a minimum of $400,000 per year for two years for research and development support by Alexion.


6.    Equity Offerings -

In September 1997, the Company completed the private placement of 400,000 shares of Series B preferred stock for aggregate consideration of $10,000,000 to a single institutional investor. The net proceeds to the Company were $9.5 million. The Series B preferred stock is automatically convertible into 935,782 shares of the Company's common stock on March 4, 1998 or at anytime prior thereto at the election of the holder. The investor is entitled to a dividend of $2.25 per share

                         ALEXION PHARMACEUTICALS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



of Series B preferred stock if this stock is held till March 4, 1998. The dividend, if paid, is payable in cash or the Company's common stock at the discretion of the Company. In addition, in September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3,000,000. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase common stock. The warrants were exercisable at any time prior to the close of business on December 4, 1997. During the quarter ended October 31, 1997, warrants were exercised for the purchase of 124,213 shares of common stock aggregating approximately $938,000 of proceeds to the Company.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors and uncertainties which may cause the Company's plans to differ. Factors and uncertainties that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships and strategic alliances with third parties, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1997.


OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. For the period from inception to October 31, 1997, the Company incurred a cumulative net loss of approximately $30.2 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. Alexion has entered into a strategic alliance with US Surgical with respect to the Company's UniGraft program, GTI/Novartis with respect to the Company's gene therapy products, and intends to seek additional strategic alliances with other major pharmaceutical companies.

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

                         ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

RESULTS OF OPERATIONS

      Three Months Ended October 31, 1997
      Compared with Three Months Ended October 31, 1996

The Company's revenues increased to $4.1 million for the three months ended October 31, 1997 from $811,000 for the same period ended October 31, 1996. This increase was due primarily to a one-time license fee of $3.5 million the Company received from US Surgical in connection with the September 1997 modification of the companies' collaborative research and development agreement. Contract research and grant revenues for the three months ended October 31, 1996 consisted principally of $529,000 in revenues recognized from the US Surgical agreement, and $282,000 in revenues recognized from the SBIR and NIST's ATP grants.

Research and development expenses increased to $2,360,000 for the three months ended October 31, 1997 from $1,974,000 for the three months ended October 31, 1996. The increase resulted principally from incurred costs related to clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, and manufacturing process development and contract manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses decreased to $587,000 for the three months ended October 31, 1997 from $649,000 for the same period ended October 31, 1996. The decrease in general and administrative expenses resulted principally from lower outside professional services related to patent activities.

The Company earned other income, net, of $444,000 for the three months ended October 31, 1997 as compared to other income, net, of $235,000 for the three months ended October 31, 1996. This other income, net, resulted principally from greater interest income from higher cash balances available for investment, decreased interest expense associated with maturing notes payable, and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company incurred net income of $1,623,000 for the three months ended October 31, 1997 as compared to a net loss of $1,578,000 for the same three month period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception thru October 31, 1997, the Company has financed its operations and capital expenditures primarily through private placements and its initial public offering of equity securities resulting in aggregate net proceeds of approximately $65.8 million. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution and $378,000 of capital lease obligations. As of October 1997, the Company has also received approximately $8.8 million in license fees and research and development support under its collaborations with US Surgical and GTI/Novartis and has received $1.1 million from its SBIR grants from the NIH and $901,000 under the ATP/NIST grant.

                         ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


The proceeds of the Company's initial public offering, private placements, notes payable and capital leases, and the cash generated from the corporate collaborations and SBIR and ATP grants have been used to fund operating activities of approximately $25 million and investments of approximately $3.1 million in equipment and approximately $974,000 in licensed technology rights and patents through October 31, 1997. During the three months ended October 31, 1997 and October 31, 1996, the Company's capital expenditures totaled $163,000 and $203,000, respectively, primarily for the acquisition of laboratory and manufacturing scale-up equipment. As of October 31, 1997, the Company had cash, cash equivalents and marketable securities of approximately $37.5 million.

The Company leases its administrative and research and development facilities under three operating leases expiring in December 1997, June 1998, and March 1999, respectively, each with a renewal option for up to an additional three years. The Company anticipates it will renew it's lease that is expiring in December 1997.

The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned for at least the next eighteen months. The Company is arranging a term loan with a financial institution for the financing of capital expenditures principally related to facilities manufacturing scale-up equipment. The Company's future capital requirements will depend on many factors, the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

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


OTHER MATTERS

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase common stock. These warrants were exercisable at any time prior to the close of business on December 4, 1997. During the quarter ended October 31, 1997, warrants

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

were exercised for the purchase of 124,213 shares of common stock aggregating approximately $938,000 of proceeds to the Company. Subsequent to October 31, 1997, the Company received approximately $2.92 million in connection with the exercise of warrants to purchase an additional 389,340 shares of common stock. In addition to the above referenced warrants, the Company had previously received $286,000 in connection with the exercise of warrants to purchase 38,166 shares of the Company's common stock.

                         ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

PART II.    OTHER INFORMATION



Item 5.     Other Information.  None


Item 6.     Exhibits and Reports on Form 8-K

           Exhibit 11 - Calculation of earnings per share.
           Exhibit 27 -  Article 5 Financial Data Schedule for 1st Quarter 10-Q


                              Form 8-K

               Report on Form 8-K filed on  September  11, 1997  relating to the private placement of preferred stock to a single institutional investor.

               Report on Form 8-K  filed on  October  9,  1997  relating  to the modification of the Company's joint development agreement with US Surgical.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALEXION PHARMACEUTICALS, INC.



Date:  December 9, 1997             By:  /s/ Leonard Bell, M.D.
                                        -------------------------------------
                                         Leonard Bell, M.D.
                                         President and Chief Executive
                                            Officer, Secretary and Treasurer
                                            (principal executive officer)


Date:  December 9, 1997             By:  /s/ David W. Keiser
                                        -------------------------------------
                                         David W. Keiser
                                         Executive Vice President and Chief
                                            Operating Officer (principal
                                            financial officer)


Date:  December 9, 1997             By:  /s/ Barry P. Luke
                                        -------------------------------------
                                         Barry P. Luke
                                         Senior Director of Finance and
                                            Administration (principal
                                            accounting officer)