Form 10-Q
period 1998-01-31
ALEXION PHARMACEUTICALS INC
filed 1998-03-13
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended January 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from ______________ to _____________

                         Commission file number: 0-27756

                          ALEXION PHARMACEUTICALS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                      13-3648318
       -------------------------------      ------------------
       (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)       Identification No.)



            25 SCIENCE PARK, SUITE 360, NEW HAVEN, CONNECTICUT 06511
              (Address of principal executive offices) (Zip Code)

                                  203-776-1790
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]        No  [ ]

                  CLASS                   OUTSTANDING AT MARCH 10, 1998
        -------------------------------   -----------------------------
        Common Stock, $0.0001 par value           11,221,888

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

            Balance Sheets as of January 31, 1998
            and July 31, 1997                                                 3

            Statements of Operations for the three and six months ended
            January 31, 1998 and 1997 and for the period from inception
            January 28, 1992 to January 31, 1998                              4

            Statements of Cash Flows for the six months ended
            January 31, 1998 and 1997 and for the period from inception
            January 28, 1992 to January 31, 1998                              5

            Notes to Financial Statements                                     6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10


PART II.  OTHER INFORMATION                                                  14

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                   15

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                               January 31, 1998    July 31, 1997
                                               ----------------    -------------
                                                  (Unaudited)
                   ASSETS

Current Assets:
  Cash and cash equivalents                      $27,923,745       $16,742,516
  Marketable securities                            8,749,575         6,006,380
  Prepaid expenses                                   454,568           232,385
                                                 -----------       -----------
     Total current assets                         37,127,888        22,981,281
                                                 -----------       -----------

Equipment, net of accumulated
  depreciation and amortization                      894,524           786,495
                                                 -----------       -----------

Other Assets:
  Licanse technology rights, net                     198,367           242,366
  Patent application costs, net                      156,724           168,691
  Security deposits and other assets                  91,043            81,728
                                                 -----------       -----------
     Total other assets                              446,134           492,785
                                                 -----------       -----------
          TOTAL ASSETS                           $38,468,546       $24,260,561
                                                 ===========       ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable               $   200,000       $   130,000
  Current obligations under capital leases             1,196             7,768
  Accounts payable                                   718,432           727,553
  Accrued expenses                                   409,453         1,201,770
  Dividends payable                                  750,000                 0
  Deferred revenue                                         0           347,070
                                                 -----------       -----------
     Total current liabilities                     2,079,081         2,414,161
                                                 -----------       -----------

Stockholders' Equity:
  Preferred Stock $.0001 par value; 5,000,000
    shares authorized; 400,000 shares Series B
    convertible authorized, issued and
    outstanding at January 31, 1998                       40                 0
  Common stock $.0001 par value; 25,000,000
    shares authorized; 9,557,001 and 8,858,012
    shares isued at January 31, 1998 and
    July 31, 1997                                        956               886
  Additional paid-in capital                       70,100,422        53,671,867
  Deficit accumulated during development stage   (33,711,851)      (31,826,251)
  Deferred offering costs                                  0                 0
  Treasury stock, at cost; 11,875 shares                (102)             (102)
                                                 -----------       -----------
     Total stockholders' equity                   36,389,465        21,846,400
                                                 -----------       -----------
          TOTAL LIABILITIES AND NET EQUITY       $38,468,546       $24,260,561
                                                 ===========       ===========

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                        January 28,1992
                                          Three months ended January 31,  six months ended January 31,    (inception)
                                          ------------------------------  ----------------------------      through
                                               1998          1997             1998           1997       January 31,1998
                                            ----------    ----------       ----------     ----------    ---------------
CONTRACT RESEARCH REVENUES                  $  320,875    $1,437,984       $4,446,553     $2,248,739      $11,033,483
                                            ----------    ----------       ----------     ----------      -----------
OPERATING EXPENSES:
  Research and Development                   2,918,023     1,921,113        5,277,903      3,895,051       35,511,872
  General and Administrative                   668,527       758,306        1,276,001      1,407,361       10,793,650
                                            ----------    ----------       ----------     ----------      -----------
     Total Operating Expenses                3,606,550     2,679,419        6,553,904      5,302,412       46,305,522
                                            ----------    ----------       ----------     ----------      -----------
OPERATING LOSS                              (3,285,675)   (1,241,435)      (2,107,351)    (3,053,673)     (35,272,039)

OTHER INCOME, Net                              527,434       205,231          971,751        439,859        2,310,188
                                            ----------    ----------       ----------     ----------      -----------
NET (LOSS)                                 ($2,758,241)  ($1,036,204)     ($1,135,600)   ($2,613,814)    ($32,961,851)
                                                                                                          ===========

ACCRETION OF PREFERRED STOCK DIVIDENDS         450,000             0          750,000              0
                                            ==========   ==========        ==========     =========

NET (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS                      ($3,208,241) ($1,036,204)      ($1,885,600)   ($2,613,814)
                                            ==========   ==========        ==========     ==========

NET (LOSS) PER COMMON SHARE (Note 3)            ($0.34)      ($0.14)           ($0.21)        ($0.36)
                                            ==========   ==========        ==========     ==========

SHARES USED IN COMPUTING NET (LOSS)
  PER COMMON SHARE                           9,427,201    7,341,939         9,189,818      7,335,173
                                            ==========   ==========        ==========     ==========



                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           January 28,1992
                                                              Six months ended January 31,     (inception)
                                                              ----------------------------       through
                                                                   1998          1997        January 31,1998
                                                              ------------    ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    ($1,135,600)    ($2,613,814)    ($32,961,851)

  Adjustments to reconcile net loss to
   net cash used in operating acivities:
    Depreciation and amortization                                 278,900         367,501        3,374,880
    Compensation expense related to grant of stock options              0               0          122,500
    Net realized loss (gain) on marketable securities                   0               0           44,766
    Change in assets and liabilities:
      Prepaid expenses                                           (222,183)        235,003         (454,568)
      Accounts payable                                             (9,121)         85,954          718,432
      Accrued expenses                                           (792,317)         63,429          409,453
      Deferred revenue                                           (349,070)       (868,933)               0
                                                              -----------      ----------      -----------
        Net cash used in operating activities                  (2,227,391)     (2,730,860)     (28,746,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Purchases of) proceeds from marketable securities, net      (2,743,193)      2,363,941       (8,741,771)
  Purchases of equipment                                         (330,738)       (434,394)      (3,252,695)
  Licenced technology costs                                             0               0         (615,989)
  Patent application costs                                           (226)        (21,003)        (359,198)
  Organization costs                                                    0               0          (63,530)
                                                              -----------      ----------      -----------
        Net cash (used in) provided by investing activities    (3,074,157)      1,908,544      (13,033,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and common stock     16,428,665         151,903       68,771,329
  Advances from stockholder                                             0               0        1,200,000
  Repayments of capital lease obligations                          (6,573)        (14,573)        (376,868)
  Borrowings under notes payable                                  200,000               0        1,379,135
  Repayments of notes payable                                    (130,000)       (174,206)      (1,179,135)
  Security deposits and other assets                               (9,315)         (2,725)         (91,043)
  Repurchase of common stock                                            0               0             (102)
                                                              -----------      ----------      -----------
        Net cash provided by (used in) financing activities    16,482,777         (34,151)      69,703,316
                                                              ===========      ==========      ===========
NET INCREASE (DECREASE) IN CASH                                11,181,229        (856,467)      27,923,745

CASH and CASH EQUIVALENTS at the beginning of period           16,742,516       9,491,217                 0
                                                              ===========      ==========      ===========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $27,923,745      $8,634,750      $27,923,745
                                                              ===========      ==========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid (refunded) for income taxes                       $         0     ($    7,950)     $    30,684
                                                              ===========      ==========      ===========
  Cash paid for interest expense                              $     8,652      $   30,395      $   414,617
                                                              ===========      ==========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Conversion of advances from stockholder into common stock   $         0      $        0      $ 1,200,000
                                                              ===========      ==========      ===========
  Equipment acquired pursuant to capial lease obligations     $         0      $        0      $   378,064
                                                              ===========      ==========      ===========
  Preferred stock dividend accretion                          $   750,000      $        0      $   750,000
                                                              ===========      ==========      ===========

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. Operations and Basis of Presentation -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in January 1992 and is engaged in the research and development of proprietary immunoregulatory compounds for the treatment of cardiovascular disorders (perioperative bleeding and inflammation associated with cardiopulmonary bypass, myocardial infarction, and stroke) and autoimmune diseases (lupus, rheumatoid arthritis, and multiple sclerosis). As an outgrowth of its core technologies, the Company is developing, in collaboration with a third party (see Note 5), non-human UniGraft organ ("xenograft" organs) products designed for transplantation into humans and, with another third party (see Note 5), immunoprotected retroviral vector particles and producer cells for use in gene therapy.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of approximately $33.0 million through January 31, 1998. The Company has made no product sales to date and has recognized cumulative revenue from grant, license, and contract revenues of $11.0 million through January 31, 1998. During the six months ended January 31, 1998, the Company received approximately $9.5 million in net proceeds from the issuance of shares of Series B Preferred Stock to a single institutional investor and received payments of an additional $6.5 million from United States Surgical Corporation ("US Surgical") for equity, exclusive licensing rights, and certain manufacturing assets. In addition, the Company has received various grants to fund certain research activities (see Note 5).

The Company will need additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish a manufacturing, sales, and marketing capability. In addition to normal risks associated with development stage companies, there can be no assurance that the Company's research and development will be successfully completed, that adequate patent protection for the Company's technology will be obtained, that the Company's products will not infringe third parties' patents, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants.

The Company expects to incur substantial additional costs, including costs associated with research, preclinical and clinical testing, manufacturing process development, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds in addition to those previously described, which it will seek through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financings.

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

3. Net Loss per Common Share -

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which superceded Accounting Principles Board Opinion 15. This new standard replaces the computation of primary earnings (loss) per share with a new computation of "basic earnings (loss) per share". The Company adopted this standard for all periods ending on or after January 31, 1998. Previously reported net loss per common share is required to be restated under the provisions of SFAS No. 128. There was no effect on previously reported net loss per common share for the three and six month periods ended January 31. There is no difference in basic and diluted net loss per common share as the effect of exercising outstanding stock options, warrants, and converting Preferred Stock to Common Stock is anti-dilutive for all periods presented. These outstanding stock options and warrants entitled holders to purchase 818,845 and 1,110,497 shares of common stock at January 31, 1998 and 1997, respectively.

4. Revenue Recognition -

Contract research revenues are recognized as the related work is performed under the terms of the contracts and expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved. License fee revenues represent non-refundable payments received in accordance with

                                  Page 7 0f 15

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

In July 1995, the Company entered into a collaborative research and development agreement with US Surgical. US Surgical agreed to fund preclinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of preclinical development in four semi-annual installments of up to $1.0 million (the first installment of which was paid on July 31, 1995), and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock. As of October 31, 1997 the Company has recognized the $4.0 million for the cost of preclinical development. At the end of September 1997, US Surgical and the Company modified the July 1995 Joint Development Agreement. As part of the modification, US Surgical made a $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. Further, as part of the modified agreement, US Surgical and the Company agreed that the preclinical milestone payments in the original agreements were considered to have been satisfied.

In December 1996, the Company and GTI/Novartis entered into a License and Collaborative Research Agreement with respect to the Company's gene transfer technology. Under the Agreement, GTI/Novartis has been granted a worldwide exclusive license to use the company's technology in its gene therapy products. GTI/Novartis agreed to pay the Company an initial upfront payment of $850,000 which consisted of a one-time license fee of $750,000 and a $100,000 research and development support payment. GTI/Novartis also agreed to fund a minimum of $400,000 per year for two years for research and development support by the Company.

In November 1997, the Company and US Surgical were awarded a three-year $2.0 million Cooperative Agreement from NIST. The award is for funding a joint project called "Xenogeneic Cartilage Transplantation".

6. Equity Offerings -

In September 1997, the Company completed the private placement of 400,000 shares of Series B preferred stock for aggregate consideration of $10,000,000 to a single institutional investor,

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Biotech Target S.A. The net proceeds to the Company were approximately $9.5 million. The Series B preferred stock is automatically convertible into 935,782 shares of the Company's common stock on March 4, 1998 or at any time prior thereto at the election of the holder. The investor is entitled to a dividend of $2.25 per share of Series B preferred stock if this stock is held through March 4, 1998. The dividend, if paid, is payable in cash or the Company's common stock at the discretion of the Company. In addition, in September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3,000,000. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase common stock. The warrants were exercisable at any time prior to the close of business on December 4, 1997. During the quarter ended January 31, 1998, warrants were exercised for the purchase of 389,340 shares of common stock aggregating approximately $2,920,000 of proceeds to the Company. Since inception through Janaury 31, 1998, warrants were exercised for the purchase of 551,719 shares of common stock aggregating approximately $4,144,000 of proceeds to the Company.

7. Subsequent Event -

On March 4, 1998, the Company's Series B Convertible Preferred Stock was automatically converted into 935,782 shares of the Company's Common Stock, par value $0.0001. The Company satisfied its dividend payment obligation, aggregating $900,000, by delivery of 70,831 shares of the Company's Common Stock to the institutional investor. In addition on March 4, 1998, the Company entered into an agreement to sell 670,000 shares of Common Stock, par value $0.0001, to the same institutional investor, Biotech Target S.A., for an aggregate purchase price of $8,827,250, equal to a purchase price of $13.175 per share (the average closing bid price of the Company's Common Stock for the five business days prior to March 4, 1998). The financing will close upon the effectiveness of a resale registration statement which was filed by the Company with the Securities and Exchange Commission on March 10, 1998.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors and uncertainties which may cause the Company's plans to differ. Factors and uncertainties that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships and strategic alliances with third parties, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Annual Report or Form 10-K for the fiscal year ended July 31, 1997.

OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, preclinical and clinical testing, regulatory activities and manufacturing development and scale-up. For the period from inception to January 31, 1998, the Company incurred a cumulative net loss of approximately $33.0 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. Alexion has entered into a strategic alliance with US Surgical with respect to the Company's Unigraft program, GTI/Novartis with respect to the Company's gene therapy products, and intends to seek additional strategic alliances with other major pharmaceuticals companies.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

RESULTS OF OPERATIONS

      Three Months Ended January 31, 1998
      Compared with Three Months Ended January 31, 1997

The Company's contract research and license revenues decreased to $321,000 for the three months ended January 31, 1998 from $1,438,000 for the same period ended January 31, 1997. The decrease was due primarily to the receipt of an upfront payment from GTI/Novartis in the amount of $850,000 received in December 1996. Contract research revenues represent principally revenues from the Company's collaborative research and development agreement with GTI/Novartis, pursuant to which the Company recognized revenue of $100,000 during the three months ended January 31, 1998, and funding received from the Commerce Department's National Institute of Standards and Technology ("NIST"), pursuant to which the Company recognized revenue of approximately $221,000 during the three months ended January 31, 1998.

Research and development expenses increased to $2,918,000 for the three months ended January 31, 1998 from $1,921,000 for the three months ended January 31, 1997. The increase resulted principally from expanded process development and manufacturing costs associated with the Company's recombinant product candidates.

General and administrative related expenses decreased to $689,000 for the three months ended January 31, 1998 from $758,000 for the same period ended January 31, 1997. This decrease in general administrative expenses resulted principally from lower outside professional services.

The Company earned other income, net, of $527,000 for the three months ended January 31, 1998 as compared to other income, net, of $205,000 for the three months ended January 31, 1997. This other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company incurred a net loss of $2,758,000 for the three months ended January 31, 1998 as compared to a net loss of $1,036,000 for the same three month period in 1997.

      Six Months Ended January 31, 1998
      Compared with Six Months Ended January 31, 1997

The Company's contract research and license revenues increased to $4,447,000 for the six months ended January 31, 1998 from $2,249,000 for the six months ended January 31, 1997. This increase was due primarily to a one-time license fee of $3.5 million the Company received from US Surgical in connection with the September 1997 modification of the companies' collaborative research and development agreement.

During the six months ended January 31, 1998 and 1997, the Company expended $5,278,000 and $3,895,000, respectively, on research and development activities. This increase of $1,383,000 resulted principally from costs incurred related to the clinical trials of the Company's lead C5

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

Inhibitor, 5G1.1-SC, expanded preclinical development, process development, and manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses decreased to $1,276,000 for the six months ended January 31, 1998 from $1,407,000 for the same period ended January 31, 1997. This decrease was due principally to lower external professional fees.

Other income, net was $972,000 for the six months ended January 31, 1998 as compared to other income, net of $440,000 for same period a year ago. This increase in other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable, and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company's net loss decreased to $1,136,000 from $2,614,000 for the six months ended January 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditures primarily through private placements and its initial public offering of equity securities resulting in aggregate net proceeds of approximately $68.8 million. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution, $378,000 of capital lease obligations, and recently, $200,000 from a term loan from a commercial bank. Through January 1998, the Company has received an aggregate of approximately $8.8 million in license fees and research and development support under its collaborations with US Surgical and GTI/Novartis and has received $1.1 million from its SBIR grants from the NIH and $1.1 million under the ATP/NIST grant.

The proceeds of the Company's initial public offering, private placements, notes payable and capital leases, and the cash generated from the corporate collaborations and SBIR and ATP grants have been used to fund operating activities of approximately $28.7 million and investments of approximately $3.3 million in equipment and approximately $975,000 in licensed technology rights and patents through January 31, 1998. During the six months ended January 31, 1998 and January 31, 1997, the Company's capital expenditures totaled $331,000 and $434,000, respectively, primarily for the acquisition of laboratory and manufacturing scale-up equipment. As of January 31, 1998, the Company had cash, cash equivalents and marketable securities of approximately $36.7 million.

The Company leases its administrative and research and development facilities under three principal operating leases expiring in December 1997, June 1998, and March 1999, respectively, each with an option for up to an additional three years. The Company has not exercised its option to extend the lease that expired in December 1997 and is currently leasing that facility on a month to month basis. The Company does expect to extend the lease.

The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


requirements as currently planned for at least the next eighteen months. In November 1997, the Company completed a term loan facility for up to $1.2 million with a financial institution for the financing of capital expenditures principally related to facilities manufacturing scale-up equipment. As of January 31, 1998 the Company has drawn down $200,000 of the available $1.2 million term loan. The Company's future capital requirements will depend on many factors, the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase common stock. These warrants were exercisable at any time prior to the close of business on December 4, 1997. During the quarter ended Janaury 31, 1998, warrants were exercised for the purchase of 389,340 shares of common stock aggregating approximately $2,920,000 of proceeds to the Company. Since inception through January 31, 1998 warrants were exercised for the purchase of 551,719 shares of common stock aggregating approximately $4,144,000 of proceeds to the Company.

On March 4, 1998, the Company's Series B Convertible Preferred Stock was automatically converted into 935,782 shares of the Company's Common Stock, par value $0.0001. The Company satisfied its dividend payment obligation, aggregating $900,000, by delivery of 70,831 shares of the Company's Common Stock to an institutional investor. In addition on March 4, 1998, the Company entered into an agreement to sell 670,000 of Common Stock, par value $0.0001, to the same institutional investor, Biotech Target S.A., for an aggregate purchase price of $8,827,250, equal to a purchase price of $13.175 per share (the average closing bid price of the Company's Common Stock for the five business days prior to March 4, 1998). The financing will close upon the effectiveness of a resale registration statement which was filed by the Company with the Securities and Exchange Commission on March 10, 1998.

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

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)


PART II.    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

On March 4, 1998, the Company entered into an agreement to sell 670,000 shares of Common Stock to an institutional investor, Biotech Target S.A. The financing will close upon the effectiveness of a resale registration statement which was filed by the Company with the Securities and Exchange Commission on March 10, 1998. The aggregate offering price for the Common Stock was $8,827,250, representing a purchase price of $13.175 per share. The Company relied on the exemption afforded by Section 4(2) of, and Regulation D promulgated under the Securities Act of 1933.

 Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 11, 1997, the stockholders voted to nominate and elect the following directors by the votes indicated:

John H. Fried, Ph.D.:        5,330,360 For, 4,800 Against or Withheld, 0 Abstaining
Leonard Bell, M.D.:          5,330,360 For, 4,800 Against or Withheld, 0 Abstaining
Timothy F. Howe:             5,330,360 For, 4,800 Against or Withheld, 0 Abstaining
Max Link, Ph.D.:             5,330,360 For, 4,800 Against or Withheld, 0 Abstaining
Joseph A. Madri, Ph.D.,M.D.: 5,330,360 For, 4,800 Against or Withheld, 0 Abstaining
Leonard Marks, Jr.:          5,330,360 For, 4,800 Against or Withheld, 0 Abstaining
Eileen M. More:              5,330,360 For, 4,800 Against or Withheld, 0 Abstaining

Item 5.  Other Information.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

          10.1 - Stock Purchase Agreement dated March 4, 1998, by and between the Company and Biotech Target S.A. Incorporated by reference from the Company's Registration Statement on Form S-3 (Reg No. 333-47645)

          27 - Financial Data Schedule

          (b) Reports on Form 8-K

          Current report on Form 8-K dated March 6, 1998, relating to the Company's agreement to sell Common Stock to Biotech Target S.A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALEXION PHARMACEUTICALS, INC.

Date:  March 12, 1998               By:  /s/ Leonard Bell, M.D.
                                         -----------------------------------
                                         Leonard Bell, M.D.
                                         President and Chief Executive
                                            Officer, Secretary and Treasurer
                                            (principal executive officer)

Date:  March 12, 1998               By:  /s/ David W. Keiser
                                         -----------------------------------
                                         David W. Keiser
                                         Executive Vice President and Chief
                                            Operating Officer (principal
                                            financial officer)

Date:  March 12, 1998               By:  /s/ Barry P. Luke
                                         -----------------------------------
                                         Barry P. Luke
                                         Senior Director of Finance and
                                            Administration (principal
                                            accounting officer)