Form 10-Q
period 1998-04-30
ALEXION PHARMACEUTICALS INC
filed 1998-06-08
CIK 899866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended April 30, 1998

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _______ to _______

     Commission file number: 0-27756


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

     Yes [X] No [_]


            CLASS                                    OUTSTANDING AT MAY 29, 1998
-------------------------------                      ---------------------------
Common Stock, $0.0001 par value                              11,225,112

================================================================================

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                      INDEX



                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION


      ITEM 1.  FINANCIAL STATEMENTS

            Balance Sheets as of April 30, 1998
             and July 31, 1997                                             3

            Statements of Operations for the three and nine
              months ended April 30, 1998 and 1997 and for
              the period from inception January 28, 1992 to
              April 30, 1998                                               4

            Statements of Cash Flows for the nine months ended
              April 30, 1998 and 1997 and for the period from
              inception January 28, 1992 to April 30, 1998                 5

            Notes to Financial Statements                                  6


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              10


PART II.    OTHER INFORMATION                                             15



SIGNATURES                                                                16

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                 April 30, 1998   July 31, 1997
                                                                 ==============   ==============
                            ASSETS                                (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                     $34,837,355      $16,742,516
     Marketable securities                                           7,482,866        6,006,380
     Prepaid expenses                                                  405,581          232,385
                                                                   -----------      -----------
               Total current assets                                 42,725,802       22,981,281
                                                                   -----------      -----------

Equipment, net of accumulated
     depreciation and amortization                                   2,083,488          786,495
                                                                   -----------      -----------

Other Assets:
     License technology rights, net                                    176,367          242,366
     Patent application costs, net                                     151,383          168,691
     Security deposits and other assets                                 85,402           81,728
                                                                   -----------      -----------
               Total other assets                                      413,152          492,785
                                                                   -----------      -----------
                         TOTAL ASSETS                              $45,222,442      $24,260,561
                                                                   ===========      ===========


             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                              $   625,000      $   130,000
     Current obligations under capital leases                              803            7,768
     Accounts payable                                                1,092,374          727,553
     Accrued expenses                                                  524,337        1,201,770
     Deferred revenue                                                   66,000          347,070
                                                                   -----------      -----------
               Total current liabilities                             2,308,514        2,414,161
                                                                   -----------      -----------



Stockholders' Equity:
     Common stock $.0001 par value;  25,000,000 shares                   1,124              886
          authorized; 11,236,863 and 8,858,012 shares issued
          at April 30, 1998 and July 31, 1997
     Additional paid-in capital                                     79,790,015       53,671,867
     Deficit accumulated during development stage                  (36,877,109)     (31,826,251)
     Treasury stock, at cost; 11,875 shares                               (102)            (102)
                                                                   -----------      -----------
               Total stockholders' equity                           42,913,928       21,846,400
                                                                   -----------      -----------
               TOTAL LIABILITIES AND NET EQUITY                    $45,222,442      $24,260,561
                                                                   ===========      ===========

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Operations
                                   (UNAUDITED)




                                                  Three months ended           Nine months ended      January 28, 1992
                                                       April 30                    April 30,             (inception)
                                               -------------------------  --------------------------       through
                                                  1998         1997           1998         1997        April 30, 1998
                                               -----------  ------------  ------------- ------------   --------------


CONTRACT RESEARCH REVENUES                      $ 100,669     $ 621,027     $4,547,222   $2,869,766      $11,134,152
                                              -----------   -----------    -----------  -----------     ------------

OPERATING EXPENSES:
    Research and Development                    3,005,281     2,013,321      8,283,184    5,908,372       38,517,153
    General and Administrative                    672,990       700,169      1,948,991    2,107,530       11,466,640
                                              -----------   -----------    -----------  -----------     ------------

    Total Operating Expenses                    3,678,271     2,713,490     10,232,175    8,015,902       49,983,793
                                              -----------   -----------    -----------  -----------     ------------

OPERATING (LOSS)                               (3,577,602)   (2,092,463)    (5,684,953)  (5,146,136)     (38,849,641)
OTHER INCOME, Net                                 562,344       186,643      1,534,095      626,502        2,872,532
                                              -----------   -----------    -----------  -----------     ------------

NET (LOSS)                                     (3,015,258)   (1,905,820)    (4,150,858)  (4,519,634)    ($35,977,109)
                                                                                                        ============


ACCRETION OF PREFERRED STOCK DIVIDENDS            150,000             0        900,000            0
                                              -----------   -----------    -----------  -----------
NET (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                           ($3,165,258)  ($1,905,820)   ($5,050,858) ($4,519,634)
                                              ===========   ===========    ===========  ===========
NET (LOSS) PER COMMON SHARE
  BASIC AND DILUTED (Note 3)                       ($0.30)       ($0.26)        ($0.52)      ($0.62)
                                              ===========   ===========    ===========  ===========
SHARES USED IN COMPUTING NET
   (LOSS) PER COMMON SHARE                     10,639,638     7,366,687      9,662,470    7,345,582
                                              ===========   ===========    ===========  ===========

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows
                                   (UNAUDITED)

                                                                                                January 28, 1992
                                                                    Nine months ended April 30     (inception)
                                                                  ----------------------------        through
                                                                       1998           1997       April 30, 1998
                                                                  -------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       ($4,150,858)   ($4,519,634)    ($35,977,109)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
       Depreciation and amortization                                   418,335        532,395        3,514,315
       Compensation expense related to grant of stock options                0              0          122,500
       Net realized loss (gain) on marketable securities                     0              0           44,766
       Change in assets and liabilities:
         Prepaid expenses                                             (173,196)        33,690         (405,581)
         Accounts payable                                              364,821         54,570        1,092,374
         Accrued expenses                                             (677,433)       (35,615)         524,337
         Deferred revenue                                             (281,070)      (334,700)          66,000
                                                                   -----------     ----------      -----------
            Net cash (used in) operating activities                 (4,499,401)    (4,269,294)     (31,018,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchases of) proceeds from marketable securities, net         (1,476,485)     2,854,612       (7,475,063)
    Purchases of equipment                                          (1,631,041)      (569,220)      (4,552,998)
    Licensed technology costs                                                0              0         (615,989)
    Patent application costs                                              (980)       (22,473)        (359,952)
    Organization costs                                                       0              0          (63,530)
                                                                   -----------     ----------      -----------
            Net cash (used in) provided by investing activities     (3,108,506)     2,262,919      (13,067,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred and common stock        25,218,386        221,263       77,561,050
    Advances from stockholder                                                0              0        1,200,000
    Repayments of capital lease obligations                             (6,966)       (21,848)        (377,261)
    Borrowings under notes payable                                     625,000              0        1,804,135
    Repayments of notes payable                                       (130,000)      (245,107)      (1,179,135)
    Security deposits and other assets                                  (3,674)         3,416          (85,402)
    Repurchase of common stock                                               0              0             (102)
                                                                   -----------     ----------      -----------
            Net cash provided by (used in) financing activities     25,702,746        (42,276)      78,923,285
                                                                   ===========     ==========      ===========

NET INCREASE (DECREASE) IN CASH                                     18,094,839     (2,048,651)      34,837,355

CASH and CASH EQUIVALENTS at beginning of period                    16,742,516      9,491,217                0
                                                                   -----------     ----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $34,837,355     $7,442,566      $34,837,355
                                                                   ===========     ==========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid (refunded) for income taxes                           $        0    ($    7,950)     $    30,684
                                                                   ===========     ==========      ===========
    Cash paid for interest expense                                  $    9,105     $   41,299      $   415,070
                                                                   ===========     ==========      ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Conversion of advances from stockholder into common stock       $        0     $        0      $ 1,200,000
                                                                   ===========     ==========      ===========
    Equipment acquired pursuant to capital lease obligations        $        0     $        0      $   378,064
                                                                   ===========     ==========      ===========
    Preferred stock dividend accretion                              $  900,000     $        0      $   900,000
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

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses since inception and has cumulative net losses of approximately $36.0 million through April 30, 1998. The Company has made no product sales to date and has recognized cumulative revenue from grant, license, and contract revenues (see
Note 5) of $11.1 million through April 30, 1998. During the nine months ended April 30, 1998, the Company received approximately $18.3 million in net proceeds from the issuance of shares of Series B Preferred Stock and the issuance of the Company's Common Stock to a single institutional investor. In addition, the Company received payments of an additional $6.5 million from United States Surgical Corporation ("US Surgical") for equity, exclusive licensing rights, and certain manufacturing assets. The Company has also received approximately $3.9 million from the exercise of warrants during the nine months ended April 30, 1998 (see Note 6).

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

The Company expects to incur substantial additional costs, including costs associated with research, pre-clinical and clinical testing, manufacturing process development, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

substantial additional funds in addition to those previously described, which it will seek through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financings.

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


3.   Net Loss per Common Share -

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which superceded Accounting Principles Board Opinion 15. This new standard replaces the computation of primary earnings (loss) per share with a new computation of "basic earnings (loss) per share". The Company adopted this standard for all periods ending on or after January 31, 1998. Previously reported, net earnings (loss) per common share, is required to be restated under the provisions of SFAS No. 128. There was no effect on previously reported net loss per common share for the three and nine month periods ended April 30, 1998. There is no difference in basic and diluted net loss per common share as the effects of exercising outstanding

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

stock options, warrants and converting Preferred Stock to Common Stock is anti-dilutive for all periods presented.


4.   Revenue Recognition -

Contract research revenues are recognized as the related work is performed under the terms of the contracts and expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved. License fee revenues represent non-refundable payments received in accordance with contractual agreements for various access and rights to the Company's technologies, research, potential products and markets.


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

In July 1995, the Company entered into a collaborative research and development agreement with US Surgical. US Surgical agreed to fund pre-clinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of pre-clinical development in four semi-annual installments of up to $1.0 million, and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock. As of October 31, 1997 the Company had recognized the $4.0 million for the cost of pre-clinical development. At the end of September 1997, US Surgical and the Company modified the July 1995 Joint Development Agreement. As part of the modification, US Surgical made a $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. Further, as part of the modified agreement, US Surgical and the Company agreed that the pre-clinical milestone payment in the original agreement was considered to have been satisfied.

In December 1996, the Company and GTI/Novartis entered into a License and Collaborative Research Agreement with respect to the Company's gene transfer technology. Under the

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Agreement, GTI/Novartis has been granted a worldwide exclusive license to use the company's technology in its gene therapy products. GTI/Novartis agreed to pay the Company an initial up-front payment of $850,000, which consisted of a one-time license fee of $750,000 and a $100,000 research and development support payment. GTI/Novartis also agreed to fund a minimum of $400,000 per year, for two years for research and development support by the Company.

In November 1997, the Company and US Surgical were awarded a three-year $2.0 million Cooperative Agreement from NIST for funding a joint xenotransplantation project.

6.   Equity Offerings -

In September 1997, the Company completed the private placement of 400,000 shares of Series B Preferred Stock for aggregate consideration of $10,000,000 to a single institutional investor, Biotech Target S.A. The net proceeds to the Company were approximately $9.5 million. The investor was entitled to a dividend of $2.25 per share of Series B Preferred Stock if this stock was held through March 4, 1998. On March 4, 1998 the Company converted the Preferred Stock into 935,782 shares of Common Stock and dividends of $900,000 were paid by the delivery of 70,831 shares of the Company's Common Stock. Also, on March 4, 1998 Biotech Target S.A. purchased an additional, 670,000 shares of Common Stock for an aggregate, offering price of $8,827,250.

In September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3,000,000. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase Common Stock. These warrants were exercisable at any time prior to the close of business on December 4, 1997. All such warrants had expired or were exercised. Since the Company's inception warrants have been exercised for the purchase of 551,719 shares of Common Stock aggregating proceeds of approximately $4,144,000.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward looking statements which involve risks and uncertainties. Such statements are subject to certain factors and uncertainties, which may cause the Company's plans to differ. Factors and uncertainties that may cause such differences include, but are not limited to, the rate of progress, if any, of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships and strategic alliances with third parties, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in the Company's Annual Report or Form 10-K for the fiscal year ended July 31, 1997.


OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical and clinical testing, regulatory activities and manufacturing development and scale-up. For the period from inception to April 30, 1998, the Company incurred a cumulative net loss of approximately $36.0 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's C5 Inhibitor and Apogen products for which greater resources will be required, Alexion's strategy is to form corporate partnerships with major pharmaceutical companies for product development and/or commercialization. Alexion has entered into strategic alliances with US Surgical with respect to the Company's Unigraft program, GTI/Novartis with respect to the Company's gene therapy technologies, and intends to seek additional strategic alliances with other major pharmaceuticals companies.

The Company recognizes research and development revenues when the development expenses are incurred and the related work is performed under the terms of the contracts. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved. License fee revenues represent non-refundable payments

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

received in accordance to contractual agreements for various, access and rights to the Company's technologies, research, potential products and markets.


RESULTS OF OPERATIONS

      Three Months Ended April 30, 1998
      Compared with Three Months Ended April 30, 1997

The Company's contract research and license revenues decreased to $101,000 for the three months ended April 30, 1998 from $621,000 for the same period ended April 30, 1997. The decrease was due primarily to lower recognized grant revenues. Contract research revenues represent revenues from the Company's collaborative research and development agreement with GTI/Novartis.

Research and development expenses increased to $3,005,000 for the three months ended April 30, 1998 from $2,013,000 for the three months ended April 30, 1997. The increase resulted principally from expanded process development and internal/external manufacturing costs associated with the Company's recombinant product candidates.

General and administrative related expenses decreased to $673,000 for the three months ended April 30, 1998 from $700,000 for the same period ended April 30, 1997. This decrease in general administrative expenses resulted principally from lower outside professional services.

The Company earned other income, net, of $562,000 for the three months ended April 30, 1998 as compared to other income, net, of $187,000 for the three months ended April 30, 1997. This increase in other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company incurred a net loss of $3,015,000 for the three months ended April 30, 1998 as compared to a net loss of $1,906,000 for the same three month period in 1997.

      Nine Months Ended April 30, 1998
      Compared with Nine Months Ended April 30, 1997

The Company's contract research and license revenues increased to $4,547,000 for the nine months ended April 30, 1998 from $2,870,000 for the nine months ended April 30, 1997. This increase was due primarily to a one-time license fee of $3.5 million the Company received from US Surgical in connection with the September 1997 modification of the companies' collaborative research and development agreement.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

During the nine months ended April 30, 1998 and 1997, the Company expended $8,283,000 and $5,908,000, respectively, on research and development activities. This increase of $2,375,000 resulted principally from costs incurred related to the clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC, expanded pre-clinical development, process development, and manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses decreased to $1,949,000 for the nine months ended April 30, 1998 from $2,108,000 for the same period ended April 30, 1997. This decrease was due principally to lower external professional fees.

Other income, net was $1,534,000 for the nine months ended April 30, 1998 as compared to other income, net of $627,000 for same period a year ago. This increase in other income, net, resulted principally from greater interest income from higher cash balances available for investment and decreased interest expense associated with maturing notes payable, and maturing capital equipment leases used to finance the purchase of certain equipment.

As a result of the above factors, the Company's net loss decreased to $4,151,000 from $4,520,000 for the nine months ended April 30, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its operations and capital expenditures primarily through private placements and its initial public offering of equity securities resulting in aggregate net proceeds of approximately $77.6 million. The Company has financed the purchase of certain equipment through $1.2 million of secured notes payable to a financing institution, $378,000 of capital lease obligations, and recently, $625,000 from a term loan from a commercial bank. Through April 1998, the Company has received an aggregate of approximately $8.9 million in license fees and research and development support under its collaborations with US Surgical and GTI/Novartis and has received $1.1 million from its SBIR grants from the NIH and $1.1 million under the ATP/NIST grant.

The proceeds of the Company's initial public offering, private placements, notes payable and capital leases, and the cash generated from the corporate collaborations and SBIR and ATP grants have been used to fund operating activities of approximately $31.0 million and investments of approximately $4.6 million in equipment and approximately $976,000 in licensed technology rights and patents through April 30, 1998. During the nine months ended April 30, 1998 and April 30, 1997, the Company's capital expenditures totaled $1,631,000 and $569,000, respectively, primarily for the acquisition of laboratory and manufacturing equipment. As of April 30, 1998, the Company had available in cash, cash equivalents and marketable securities of approximately $42.3 million.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

The Company leases its administrative and research and development facilities under three principal operating leases expiring in December 1997, June 1998, and March 1999, respectively, each with an option for up to an additional three years. The Company is currently continuing the lease that expired in December 1997 on a month to month basis while discussions for a lease extension are on going.

The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned for at least the next eighteen months. In November 1997, the Company completed a term loan facility for up to $1.2 million with a commercial bank for the financing of capital expenditures principally related to facilities manufacturing scale-up equipment. As of April 30, 1998 the Company has drawn down $625,000 of the available $1.2 million term loan. The Company's future capital expenditure requirements will depend on many factors, including but not limited to, the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase Common Stock. These warrants were exercisable at any time prior to the close of business on December 4, 1997. All such warrants had expired or were exercised. Since the Company's inception warrants have been exercised for the purchase of 551,719 shares of Common Stock aggregating proceeds of approximately $4,144,000.

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

The Company expects to incur substantial additional costs, including costs associated with research, pre-clinical and clinical testing, manufacturing process development, contract manufacturing, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds through additional financings including public or private equity offerings and collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to the Company, if at all, or that discussions with potential collaborative partners will result in any agreements. The unavailability of additional financing could require

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself, any of which could have a material adverse effect on the Company.

YEAR 2000

The "Year 2000" issue affects computer systems that have date sensitive programs that may not properly recognize the year 2000. Systems that do not properly recognize such information could generate data or cause a system to fail, resulting in business interruption. The Company is currently developing a plan to provide assurances that its computer systems are Year 2000 compliant. The Company's accounting and payroll systems are provided by third party suppliers, who have indicated that such systems are Year 2000 compliant. Other key internal systems will be assessed and plans will be developed to address required systems modifications. Given the relatively small size of the Company's internal systems and the relatively new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. Further, management believes at present that the costs associated with modifications to become Year 2000 compliant will be immaterial to the Company's continued internal operations.

The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including the Company's research and development partners, suppliers and vendors. There can be no assurance that the systems of other companies on which the Company's system rely will be timely converted, or that a failure by another company's system to be Year 2000 compliant would not have a material adverse affect on the Company's business, operating results and financial condition.

                          ALEXION PHARMACEUTICALS, INC.
                          (A Development Stage Company)

PART II. OTHER INFORMATION


Item 6. Exhibits

     (a) Exhibits


     27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALEXION PHARMACEUTICALS, INC.



Date:  May 29, 1998                 By:  /s/ LEONARD BELL, M.D.
                                         ----------------------
                                         Leonard Bell, M.D.
                                         President and Chief Executive
                                            Officer, Secretary and Treasurer
                                            (principal executive officer)


Date:  May 29, 1998                 By:  /s/ DAVID W. KEISER
                                         -------------------
                                         David W. Keiser
                                         Executive Vice President and Chief
                                            Operating Officer (principal
                                            financial officer)


Date:  May 29, 1998                 By:  /s/ BARRY P. LUKE
                                         -----------------
                                         Barry P. Luke
                                         Senior Director of Finance and
                                            Administration (principal
                                            accounting officer)