Form 10-Q
period 1998-10-31
ALEXION PHARMACEUTICALS INC
filed 1998-12-15
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934: For the quarterly period ended October 31, 1998

                                       OR

     Transition report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934: For the transition period from           to
                                                          ---------    ---------

     Commission file number: 0-27756


                          Alexion Pharmaceuticals, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3648318
         ---------------                             ------------------
         (State or other                             (I.R.S. Employer
         jurisdiction of                             Identification No.)
         incorporation or
         organization)

            25 Science Park, Suite 360, New Haven, Connecticut 06511
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  203-776-1790
                                ----------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X        No
            --------          ---------


            Class                              Outstanding at December 9, 1998
-------------------------------                -------------------------------
Common Stock, $0.0001 par value                          11,281,324

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX




                                                                                 Page
                                                                                 ----
PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of October 31, 1998
                  and July 31, 1998                                               3

                  Statements of Operations for the three months ended
                  October 31, 1998 and 1997                                       4

                  Statements of Cash Flows for the three months ended
                  October 31, 1998 and 1997                                       5

                  Notes to Financial Statements                                   6


         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations               10



PART II.          OTHER INFORMATION                                              14



SIGNATURES                                                                       15


                          ALEXION PHARMACEUTICALS, INC.

                                 Balance Sheets
                (dollars in thousands, except per share amounts)



                                                                 October 31, 1998    July 31, 1998
                                                                 ----------------    -------------
                            ASSETS                                (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                          $29,607            $31,509
     Marketable securities                                                4,045              5,985
     Prepaid expenses                                                       169                209
     Other current assets                                                   -                  137
                                                                        -------            -------
               Total current assets                                      33,821             37,840
                                                                        -------            -------
Equipment, net of accumulated
     depreciation and amortization                                        2,411              2,357
                                                                        -------            -------
Other Assets:
     License technology rights, net                                         132                154
     Patent application costs, net                                          144                149
     Security deposits and other assets                                   1,589              1,585
                                                                        -------            -------
               Total other assets                                         1,865              1,888
                                                                        -------            -------

                         TOTAL ASSETS                                   $38,097            $42,085
                                                                        -------            -------
                                                                        -------            -------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                                      $368               $368
     Accounts payable                                                       763                810
     Accrued expenses                                                       613                818
     Deferred revenue                                                        67                 67
                                                                        -------            -------
               Total current liabilities                                  1,811              2,063
                                                                        -------            -------

Notes Payable, less current portion included above                          740                832
                                                                        -------            -------

Stockholders' Equity:
     Common stock $.0001 par value;  25,000,000 shares
          authorized; 11,236,987 and 11,236,987 shares issued
          at October 31, 1998 and July 31, 1998, respectively                 1                  1
     Additional paid-in capital                                          79,797             79,781
     Deficit accumulated                                                (44,252)           (40,592)
     Treasury stock, at cost;  11,875 shares                               -                   -
                                                                        -------            -------
               Total stockholders' equity                                35,546             39,190

                                                                        -------            -------
               TOTAL LIABILITIES AND NET EQUITY                         $38,097            $42,085
                                                                        -------            -------
                                                                        -------            -------


                         See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                            Statements of Operations
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)

                                                                 Three months ended October 31,
                                                                 ------------------------------
                                                                      1998            1997
                                                                 -------------- ---------------
CONTRACT RESEARCH REVENUES                                      $        255    $      4,126
                                                                ------------    ------------
OPERATING EXPENSES:
    Research and Development                                           3,784           2,360
    General and Administrative                                           628             587
                                                                ------------    ------------
    Total Operating Expenses                                           4,412           2,947
                                                                ------------    ------------
OPERATING INCOME(LOSS)                                                (4,157)          1,179

OTHER INCOME, Net                                                        497             444
                                                                ------------    ------------

NET INCOME(LOSS)                                                      (3,660)          1,623

ACCRETION OF PREFERRED STOCK DIVIDENDS                                     0             300
                                                                ------------    ------------
NET INCOME(LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                                             ($     3,660)   $      1,323
                                                                ------------    ------------
                                                                ------------    ------------
BASIC NET INCOME(LOSS) PER COMMON SHARE
 (Note 3)                                                       ($      0.33)   $       0.15
                                                                ------------    ------------
                                                                ------------    ------------
SHARES USED IN COMPUTING BASIC NET
   INCOME(LOSS) PER COMMON SHARE                                  11,225,851       8,952,434
                                                                ------------    ------------
                                                                ------------    ------------
DILUTED NET INCOME(LOSS) PER COMMON SHARE
 (Note 3)                                                       ($      0.33)   $       0.13
                                                                ------------    ------------
                                                                ------------    ------------
SHARES USED IN COMPUTING DILUTED NET
   INCOME(LOSS) PER COMMON SHARE                                  11,225,851       9,861,222
                                                                ------------    ------------
                                                                ------------    ------------

              See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                    Three months ended October 31,
                                                                    ---------------------------

                                                                        1998          1997
                                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income(loss)                                                     ($3,660)       $1,623
    Adjustments to reconcile net income(loss) to net cash
            used in operating activities:
       Depreciation and amortization                                         163           139
       Change in assets and liabilities:
          Prepaid expenses                                                    40            11
         Other current assets                                                137             0
         Accounts payable                                                    (47)          283
         Accrued expenses                                                   (205)         (293)
         Deferred revenue                                                      0          (280)
                                                                    -------------  ------------
            Net cash (used in) provided by operating activities           (3,572)        1,483

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from marketable securities, net                               1,956             1
    Purchases of equipment                                                  (188)         (163)
    Patent application costs                                                  (2)            1
                                                                    -------------  ------------
            Net cash provided by (used in) investing activities            1,766          (161)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred and common stock                   0        13,488
    Repayments of capital lease obligations                                    0            (5)
    Repayments of notes payable                                              (92)          (77)
    Security deposits and other assets                                        (4)            0
                                                                    -------------  ------------
            Net cash (used in) provided by financing activities              (96)       13,406

                                                                    -------------  ------------

NET (DECREASE) INCREASE  IN CASH                                          (1,902)       14,728


CASH and CASH EQUIVALENTS at beginning of period                          31,509        16,742

                                                                    -------------  ------------

CASH AND CASH EQUIVALENTS at end of period                               $29,607       $31,470

                                                                    -------------  ------------
                                                                    -------------  ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest expense                                           $23            $4
                                                                    -------------  ------------
                                                                    -------------  ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Preferred stock dividend accretion                                        $0          $300
                                                                    -------------  ------------
                                                                    -------------  ------------


                       See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Operations and Basis of Presentation -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is a biopharmaceutical company engaged in the research and development of proprietary immunoregulatory compounds for the treatment of acute coronary syndromes (cardiopulmonary bypass, acute myocardial infarction, coronary angioplastry, and unstable angina) and autoimmune diseases (systemic lupus, rheumatoid arthritis, multiple sclerosis and diabetes mellitus). The Company is currently conducting clinical trials in CPB, rheumatoid arthritis, and systemic lupus patients. As an outgrowth of its core technologies, the Company has been developing, in collaboration with third parties (see Note 5), non-human ("xenograft") cell and organ products designed for transplantation into humans without clinical rejection. Additional development programs include product candidates to treat spinal cord injury, Parkinson's disease and solid organ failure.

The Company has incurred losses since inception and has cumulative net losses of approximately $44.2 million through October 31, 1998. The Company has made no product sales to date and has recognized cumulative revenue from research grants and funding of $12.0 million through October 31, 1998.

The Company will need additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish a manufacturing, sales, and marketing capability. In addition the Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and its consultants.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company's management believes that, based upon its current business plans, the cash and marketable securities aggregating $33.7 million as of October 31, 1998 will be sufficient to fund operations of the Company through the next eighteen months.

The Company will require funds in addition to those previously described, which it will seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. During 1998, the Company obtained a term loan facility for $1.2 million with a commercial bank for the financing of capital expenditures principally related to facilities manufacturing scale-up equipment (see Note 7). The Company has no other capital sources and no arrangements or commitments with regard to obtaining any further funds.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Prior to July 31, 1998, the Company reported as a development stage entity.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1998.


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


3.   Net Income (Loss) Per Share -

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which superceded Accounting Principles Board Opinion 15. This new standard replaces the computation of "basic earnings (loss) per share". The Company adopted this standard for all periods ending on or after January 31, 1998. Previously reported net income (loss) per common share is required to be restated under the provisions of SFAS No. 128. Accordingly, reported net income per share for the three months ended October 31, 1997 has been restated to conform with this new standard.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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


5.   Revenues -

Revenues recorded by the Company consist of license fees and research and development support under collaborations with United States Surgical Corporation ("US Surgical") and Genetic Therapy, Inc. ("GTI/Novartis"), and funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through the grants from Advanced Technology Program ("ATP").

In July 1995, the Company entered into a collaborative research and development agreement with US Surgical. US Surgical agreed to fund pre-clinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products by paying the Company up to $7.5 million allocated as follows: (1) up to $4.0 million of the cost of pre-clinical development, all of which have been paid as of October 31, 1997 and (2) $3.5 million upon achieving certain milestones. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock. At the end of September 1997, US Surgical and the Company modified the research and development agreement. As part of the modification, US Surgical made an additional $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. Further, as part of the modified agreement, US Surgical and the Company agreed that the pre-clinical milestone payment in the original agreement was considered to have been satisfied. On October 1, 1998, US Surgical completed a merger with a subsidiary of Tyco International Ltd. The Company believes that although the relationship with US Surgical may be modified as a result of the merger, the Company will be able to continue to develop xenotransplantation products. However, there can be no assurance that any such modification would not have an adverse effect on the Company or such products.

In December 1996, Alexion and GTI/Novartis entered into a License and Collaborative Research Agreement with respect to the Company's gene transfer technology. GTI/Novartis agreed to fund

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


a minimum of $400,000 per year for two years for research and development support by Alexion. In October 1998, in view of Alexion's increased focus on the advanced clinical development of its anti-inflammatory drug candidates and GTI/Novartis's recently announced restructuring and reorganization, the Company and GTI/Novartis agreed to discontinue the collaborative gene therapy program.


6.   Equity Offerings -

In September 1997, the Company completed the private placement of 400,000 shares of Series B Preferred Stock for aggregate consideration of $10,000,000 to a single institutional investor, Biotech Target S.A. The net proceeds to the Company were approximately $9.5 million. The investor was entitled to a dividend of $2.25 per share of Series B Preferred Stock if this stock was held through March 4, 1998. In March 1998 the investor converted the preferred stock into 935,782 shares of common stock and dividends of $900,000 were paid by the delivery of an additional 70,831 shares of the Company's common stock. In March 1998, Biotech Target S.A. purchased an additional 670,000 shares of common stock for aggregate consideration of approximately $8,800,000.

 In September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3,000,000 The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

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


7.   Notes Payable -

As of July 31, 1998, a term loan was used to finance the purchase of capital equipment The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The notes payable balance was $1.1 million at October 31, 1998. The term loan agreement requires the Company to maintain a restricted cash balance of $1.5 million, in an interest bearing account as collateral for the note. The restricted cash balance is subject to reductions on an annual basis.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



8.   Preferred Stock Dividend Accretion -

In September 1997, the Company began accruing a dividend payable to Biotech Target S.A. of $2.25 per share of Series B Preferred Stock related to this private placement. The dividend was payable in either cash or common stock. The Company had recognized $300,000 of dividends payable through October 31, 1997. In March 1998, the Company paid all dividends owed to this investor (see Note
6).

9.   Comprehensive Income(Loss) -

Effective August 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income(loss) and its components within financial statements. There was no significant difference between net income(loss) and comprehensive income(loss) for the three month periods ended October 31, 1998 and 1997.

                          ALEXION PHARMACEUTICALS, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors and uncertainties which may cause the Company's plans and results to differ significantly from plans and results discussed in such forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the rate of progress, if any, of the Company's research and development programs, the Company's ability to compete successfully, the Company's ability to attract and retain qualified personnel, the Company's ability to successfully enter into collaborations with third parties, the Company's ability to enter into and progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships and strategic alliances with third parties, the cost of manufacturing, the Company's ability to obtain additional funds, and those other risks discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.


Overview

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical and clinical testing, regulatory activities and manufacturing development and scale-up. As of October 31, 1998, the Company has an accumulated deficit of $44.2 million.

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

The Company recognizes research and development revenues when the development expenses are incurred and the related work is performed under the terms of the contracts. Any revenue contingent upon future expenditures by the Company is deferred and recognized as the future expenditures are incurred. Any revenues contingent upon the achievement of milestones will be recognized when the milestones are achieved.

                          ALEXION PHARMACEUTICALS, INC.



Results of Operations

         Three Months Ended October 31, 1998
         Compared with Three Months Ended October 31, 1997

The Company's contract research and license revenues decreased to $255,000 for the three months ended October 31, 1998 from $4,126,000 for the same period ended October 31, 1997. This decrease was due primarily to a one-time license fee of $3,500,000 the Company received from US Surgical in connection with the September 1997 modification of the companies' collaborative research and development agreement.

Research and development expenses increased to $3,784,000 for the three months ended October 31, 1998 from $2,360,000 for the three months ended October 31, 1997. The increase resulted principally from incurred costs related to clinical trials of the Company's lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and contract manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses increased to $628,000 for the three months ended October 31, 1998 from $587,000 for the same period ended October 31, 1997. The increase in general and administrative expenses resulted principally from higher expenses in office equipment and services, and telecommunication fees related to increased personnel.

The Company earned other income, net, of $497,000 for the three months ended October 31, 1998 as compared to other income, net, of $444,000 for the same three month period ended October 31, 1997. This other income, net, resulted principally from greater interest income on higher cash balances available for investment.

As a result of the above factors, the Company incurred net loss of $3,660,000 for the three months ended October 31, 1998 as compared to net income of $1,623,000 for the same three month period in 1997.

                          ALEXION PHARMACEUTICALS, INC.


Liquidity and Capital Resources

As of October 31, 1998, the Company had working capital of $32.0 million, including $33.7 million of cash, cash equivalents and marketable securities. This compares with working capital at October 31, 1997, of $35.4 million, including $37.5 million of cash, cash equivalents and marketable securities. The decrease in working capital was due to the costs of operating the business.

The Company leases its administrative and research and development facilities under three operating leases expiring in December 1997, June 1998, and March 1999. The Company is currently continuing the lease that expired in December 1997 and June 1998 on a month-to-month basis while discussions for lease extensions are on going.

The Company anticipates that its existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned through the next eighteen months. While the Company currently has no material commitments for capital expenditures, the Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

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

The Company has begun, but has not yet completed a comprehensive inventory and assessment of its existing IT and non-IT systems, including planned systems. This inventory and assessment is expected to be completed next quarter. The Company will survey key third parties and third parties' services which the Company may purchase or use, respectively, with regards to their IT systems and Y2K compliance. Assessment will include identifying critical systems -- internal and external (including third parties) -- in order to formulate a remediation and verification plan. The Company currently believes that remediation and verification, which include obtaining written assurances from key vendors and suppliers, as well as testing, will be complete by July 1999.

The Company believes, based on preliminary information, that the costs associated with remediation and verification to become Y2K compliant will not have a material adverse impact on the Company's financial position, results of operations, or cash flow. In the event that the Company's Y2K compliance plan is not successfully implemented, the Company may experience temporary disruptions of the Company's clinical trial sites as well as external contract manufacturing of the Company's therapeutic products - presuming broad Y2K compliance by general service providers such as utilities, telephone, data transfer, and other government and private entities. While the Company has not yet developed contingency plans for such event, the Company expects to prepare such plans by August 1999.

Although the Company has taken steps to address the Y2K problem, there can be no assurance that the failure of the Company and/or its material third parties to timely attain Y2K compliance or that the failures and/or the impacts of broader compliance failures by telephone, mail, data transfer or other utility or general service providers or government or private entities will not have a material adverse effect on the Company. Further, there can be no assurance that the cost associated with achieving such compliance or any failure to become Y2K compliant will not be material to the Company's financial position, its results of operations, or cash flow.

PART II.            OTHER INFORMATION



Item 5.             Other Information.  None


Item 6.             Exhibits and Reports on Form 8-K (a) Exhibits

                    Exhibit 11 - Calculation of earnings per share
                    Exhibit 27 - Article 5 Financial Data Schedule for 1st Quarter 10-Q


                    (b) Reports on Form 8-K

                    During the quarter for which this report is filed, the Company filed a current report on Form 8-K, dated October 8, 1998, regarding the Company's fourth quarter and year end results for the fiscal year ended July 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALEXION PHARMACEUTICALS, INC.



Date:  December 14, 1998               By:/s/ Leonard Bell, M.D.
                                           -------------------------------------
                                          Leonard Bell, M.D.
                                          President and Chief Executive Officer,
                                          Secretary and Treasurer (principal
                                          executive officer)


Date:  December 14, 1998               By:/s/ David W. Keiser
                                           -------------------------------------
                                          David W. Keiser
                                          Executive Vice President and Chief
                                          Operating Officer (principal financial
                                          officer)


Date:  December 14, 1998                By:/s/ Barry P. Luke
                                           -------------------------------------
                                            Barry P. Luke
                                            Vice President of Finance and
                                            Administration(principal accounting
                                            officer)