Form 10-Q
period 1999-01-31
ALEXION PHARMACEUTICALS INC
filed 1999-03-15
CIK 899866

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended January 31, 1999

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

         Yes    X        No
             -------       -------


                CLASS                              OUTSTANDING AT MARCH 5, 1999
     -------------------------------               ----------------------------
     Common Stock, $0.0001 par value                          11,281,324

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX



                                                                                                             PAGE
                                                                                                             ----


PART I.           FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

                  Balance Sheets as of January 31, 1999
                  and July 31, 1998                                                                           3

                  Statements of Operations for the three months and six months
                  ended January 31, 1999 and 1998                                                             4

                  Statements of Cash Flows for the six months ended
                  January 31, 1999 and 1998                                                                   5

                  Notes to Financial Statements                                                               6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           11



PART II.          OTHER INFORMATION                                                                          17

         ITEM 2.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         ITEM 4.  REPORTS ON FORM 8-K

SIGNATURES                                                                                                   18

                                   ALEXION PHARMACEUTICALS, INC.

                                           Balance Sheets
                (dollars in thousands, except per share amounts)



                                                                  January 31, 1999       July 31, 1998
                                                                  ----------------       -------------
                                                                  ----------------       -------------
                                                                   (UNAUDITED)

                                        ASSETS
Current Assets:
     Cash and cash                                                      $21,675            $31,509
equivalents
     Marketable securities                                                7,594              5,985
     Prepaid expenses                                                       461                209
     Other current assets                                                     -                137
                                                                   ------------       ------------
               Total current assets                                      29,730             37,840
                                                                   ------------       ------------

Equipment, net of accumulated
     depreciation and amortization                                        2,409              2,357
                                                                   ------------       ------------
Other Assets:
     License technology rights, net                                         110                154
     Patent application costs, net                                          139                149
     Security deposits and other assets                                   1,586              1,585
                                                                   ------------       ------------
               Total other assets                                         1,835              1,888
                                                                   ------------       ------------


                         TOTAL ASSETS                                   $33,974            $42,085
                                                                   ------------       ------------
                                                                   ------------       ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                                      $368               $368
     Accounts payable                                                     1,070                810
     Accrued expenses                                                       842                818
     Deferred revenue                                                         -                 67
                                                                   ------------       ------------
               Total current liabilities                                  2,280              2,063
                                                                   ------------       ------------
Notes Payable, less current portion included above                          647                832
                                                                   ------------       ------------

Stockholders' Equity:
     Common stock $.0001 par value;  25,000,000 shares
          authorized; 11,293,199 and 11,236,987 shares issued
          at January 31, 1999 and July 31, 1998, respectively                 1                  1
     Additional paid-in capital                                          80,178             79,781

     Accumulated Deficit                                               (49,132)           (40,592)
     Treasury stock, at cost;  11,875 shares
                                                                             -                  -
                                                                   ------------       ------------
               Total stockholders' equity                                31,047             39,190
                                                                   ------------       ------------
               TOTAL LIABILITIES AND NET EQUITY                         $33,974            $42,085
                                                                   ------------       ------------
                                                                   ------------       ------------




                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                            Statements of Operations
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)



                                       Three months ended January 31,  Six months ended January 31,
                                       ------------------------------  ----------------------------
                                                  1999          1998        1999        1998
                                            ----------    ----------  ----------  ----------

CONTRACT RESEARCH REVENUES                         $170         $321        $425      $4,447
                                            ----------    ----------  ----------  ----------
OPERATING EXPENSES:
     Research and Development                     4,681        2,918       8,465       5,278
     General and Administrative                     790          688       1,418       1,276
                                            ----------    ----------  ----------  ----------
     Total Operating Expenses                     5,471        3,606       9,883       6,554
                                            ----------    ----------  ----------  ----------
OPERATING INCOME(LOSS)                          (5,301)      (3,285)     (9,458)     (2,107)
OTHER INCOME, Net                                   421          527         918         972
                                            ----------    ----------  ----------  ----------
NET INCOME(LOSS)                                (4,880)      (2,758)     (8,540)     (1,135)


ACCRETION OF PREFERRED STOCK DIVIDENDS               -           450          -         750
                                            ----------    ----------  ----------  ----------
NET (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                            ($4,880)     ($3,208)    ($8,540)    ($1,885)
                                            ----------    ----------  ----------  ----------
                                            ----------    ----------  ----------  ----------
BASIC NET (LOSS) PER COMMON SHARE
 (Note 3)                                       ($0.43)      ($0.34)     ($0.76)     ($0.21)
                                            ----------    ----------  ----------  ----------
                                            ----------    ----------  ----------  ----------
SHARES USED IN COMPUTING BASIC NET
  (LOSS) PER COMMON SHARE                    11,226,910    9,427,201  11,245,891   9,189,818
                                            ----------    ----------  ----------  ----------
                                            ----------    ----------  ----------  ----------

                          ALEXION PHARMACEUTICALS, INC.

                            Statements of Cash Flows
                                   (UNAUDITED)
                             (dollars in thousands)




                                                                   Six months ended January 31,
                                                                   -----------------------------------
                                                                       1999               1998
                                                                   --------------  -------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income(loss)                                                   ($8,540)             ($1,135)
    Adjustments to reconcile net income(loss) to net cash
            used in operating activities:
       Depreciation and amortization                                       340                  279
       Compensation expense related to grant of stock options               33                    0
       Change in assets and liabilities:
         Prepaid expenses                                                 (252)                (222)
         Other current assets                                              137                    0
         Accounts payable                                                  260                   (9)
         Accrued expenses                                                   24                 (792)
         Deferred revenue                                                  (67)                (349)
                                                                   --------------  -------------------
            Net cash (used in) provided by operating activities         (8,065)              (2,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds of marketable securities, net                              (1,611)              (2,743)
    Purchases of equipment                                                (333)                (331)
    Patent application costs                                                (4)                   0
                                                                   --------------  -------------------
            Net cash (used in) provided by investing activities         (1,948)              (3,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred and common stock               364               16,429
    Repayments of capital lease obligations                                  0                   (7)
    Borrowings under notes                                                   0                  200
    payable
    Repayments of notes payable                                           (185)                (130)
    Security deposits and other assets                                       0                   (9)
                                                                   --------------  -------------------
            Net cash provided by (used in) financing activities            179               16,483
                                                                   --------------  -------------------

NET (DECREASE) INCREASE  IN CASH                                        (9,834)              11,181


CASH and CASH EQUIVALENTS at beginning of period                        31,509               16,742

                                                                   --------------  -------------------

CASH AND CASH EQUIVALENTS at end of period                             $21,675              $27,923

                                                                   --------------  -------------------
                                                                   --------------  -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest expense                                         $40                   $9
                                                                   --------------  -------------------
                                                                   --------------  -------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Preferred stock dividend accretion                                      $0                 $750
                                                                   --------------  -------------------
                                                                   --------------  -------------------


                 See accompanying notes to financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



1.       OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is a biopharmaceutical company engaged in the research and development of proprietary immunoregulatory compounds for the treatment of acute coronary syndromes (cardiopulmonary bypass ("CPB"), acute myocardial infarction, coronary angioplasty, and unstable angina) and autoimmune diseases (systemic lupus, rheumatoid arthritis, multiple sclerosis and diabetes mellitus). The Company is currently conducting clinical trials in CPB, rheumatoid arthritis, and systemic lupus patients. As an outgrowth of its core technologies, the Company has been developing non-human ("xenograft") cell and Unigraft organ products designed for transplantation into humans or xenotransplantation, without clinical rejection, including product candidates to treat spinal cord injury, Parkinson's disease and solid organ failure.

The Company has incurred losses since inception and has cumulative net losses of approximately $49.1 million through January 31, 1999. Prior to July 31, 1998, the Company reported as a development stage entity.

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

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company's management believes that, based upon its current business plans, the cash and marketable securities, aggregating $29.3 million as of January 31, 1999, and its funding through the collaboration with Procter & Gamble Pharmaceuticals ("P&G") (see Note 10) will be sufficient to fund operations of the Company through the next twenty-four months.

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

                         ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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


3.       NET (LOSS) PER SHARE -

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

                         ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



4.       REVENUE RECOGNITION -

Contract research revenues are recognized as the related work is performed under the terms of the contracts and as expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved. License fee revenues represent non-refundable payments received in accordance to contractual agreements for various access and rights to the Company's technologies, research, potential products and markets.


5.       REVENUES -

Revenues recorded by the Company consist of license fees and research and development support under collaborations with United States Surgical Corporation ("US Surgical") and Genetic Therapy, Inc. ("GTI/Novartis"), and funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through the grants from Advanced Technology Program ("ATP").

In July 1995, the Company entered into a collaborative research and development agreement with US Surgical. The Company received $4.0 million through October 1997 for pre-clinical development of the Company's xenotransplant products in return for exclusive worldwide manufacturing, marketing and distribution rights of such products. In furtherance of this joint collaboration, US Surgical also purchased $4.0 million of the Company's common stock. At the end of September 1997, US Surgical and the Company modified the research and development agreement and US Surgical made an additional $6.5 million payment to the Company for equity, exclusive licensing rights, and certain manufacturing assets. As part of the modified agreement, US Surgical and the Company agreed that the $3.5 million pre-clinical milestone payment in the original agreement was considered to have been satisfied which the Company recognized as revenue in September 1997. In October 1998, US Surgical completed a merger with a subsidiary of Tyco International Ltd. In February 1999, the Company reacquired the rights to all aspects of its xenotransplantation program that had been obtained by US Surgical (see Note 10).

In December 1996, Alexion and GTI/Novartis entered into a License and Collaborative Research Agreement with respect to the Company's gene transfer technology. GTI/Novartis agreed to fund for two years, a minimum of $400,000 per year, research and development support by Alexion. In October 1998, in view of Alexion's increased focus on the advanced clinical development of its anti-inflammatory drug candidates and GTI/Novartis' announced restructuring and reorganization, the Company and GTI/Novartis agreed to discontinue the collaborative gene therapy program.


6.       EQUITY OFFERINGS -

                         ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


In September 1997, the Company completed the private placement of 400,000 shares of Series B Preferred Stock for aggregate consideration of $10,000,000 to a single institutional investor, Biotech Target S.A. The net proceeds to the Company were approximately $9.5 million. The investor was entitled to a dividend of $2.25 per share of Series B Preferred Stock if this stock was held through March 4, 1998. In March 1998, the investor converted the preferred stock into 935,782 shares of common stock and dividends of $900,000 were paid by the delivery of an additional 70,831 shares of the Company's common stock. Also in March 1998, Biotech Target S.A. purchased an additional, 670,000 shares of common stock for aggregate consideration of approximately $8,800,000.

In September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3,000,000. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase common stock. These warrants were exercisable at any time prior to the close of business on December 4, 1997. Since inception through January 31, 1998, warrants were exercised for the purchase of 551,719 shares of common stock aggregating approximately $4,144,000 of proceeds to the Company.


7.       NOTES PAYABLE -

As of July 31, 1998, a term loan was used to finance the purchase of capital equipment. The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The notes payable balance was $1.0 million at January 31, 1999. The term loan agreement requires the Company to maintain a restricted cash balance of $1.5 million in an interest bearing account as collateral for the note. The restricted cash balance is subject to reductions on an annual basis.

                         ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


8.        PREFERRED STOCK DIVIDEND ACCRETION -

In September 1997, the Company began accruing a dividend payable to Biotech Target S.A. of $2.25 per share of Series B Preferred Stock related to this private placement. The dividend was payable in either cash or common stock. The Company had recognized $750,000 of dividends payable through January 31, 1998. In March 1998, the Company paid all dividends owed to this investor (see
Note 6).

9.        COMPREHENSIVE INCOME(LOSS) -

Effective August 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income(loss) and its components within financial statements. There was no significant difference between net income(loss) and comprehensive income(loss) for the six month periods ended January 31, 1999 and 1998.

10.        SUBSEQUENT EVENT -

In January 1999, the Company and Procter & Gamble Pharmaceuticals ("P&G") an affiliate of Procter & Gamble Company, entered into a collaboration to develop and commercialize the Company's lead C5 complement inhibitor drug candidate, 5G1.1-SC, for various acute cardiovascular indications such as CPB, heart attack, and angioplasty, among others. The Company may receive up to $95 million in payments, which will include an up-front license fee, milestone payments, and research and development support payments. The Company will receive royalties on sales of products and has retained U.S. co-promotion rights and worldwide manufacturing rights for the drug, with P&G receiving U.S. co-promotion rights, as well as marketing rights outside of the United States. In February 1999, the Company received the up-front, non-refundable license fee of $10 million upon satisfaction of certain conditions in the collaboration agreement.

In February 1999, the Company completed its reacquisition of the rights to all aspects of its xenotransplantation program that had been obtained by US Surgical. The Company acquired all the substantial manufacturing assets that had been developed by US Surgical, a subsidiary of Tyco International Ltd., during the collaboration along with the return of all technology and product rights. The manufacturing assets are secured by a note payable in the amount of approximately $3.9 million with a balloon payment due on or before May 2005. Interest on the note is payable quarterly.

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


OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. To date, the Company has not received any revenues from the sale of products. The Company has been unprofitable since its inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical and clinical testing, regulatory activities and manufacturing development and scale-up. As of January 31, 1999, the Company has an accumulated deficit of $49.1 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trial and marketing requirements can be funded by the Company. For certain of the Company's products for which greater resources will be required, the Company's strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. In January 1999, Alexion entered into a collaboration agreement with Procter & Gamble Pharmaceuticals ("P&G") to develop and commercialize its lead C5 Inhibitor product, 5G1.1-SC, for various acute cardiovascular indications such as cardiopulmonary bypass ("CPB"), heart attack, and angioplasty, among others. Currently, 5G1.1-SC is in Phase IIb clinical trials for patients undergoing CPB during coronary artery bypass graft ("CABG") surgery. The Company is also in clinical trials with its anti-inflammatory complement inhibitor drug candidate, 5G1.1, in Rheumatoid Arthritis ("RA") and Lupus patients.

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

                         ALEXION PHARMACEUTICALS, INC.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED JANUARY 31, 1999
         COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1998

The Company's contract research and license revenues were $170,000 for the three months ended January 31, 1999 compared to $321,000 for the same period ended January 31, 1998. Revenues were lower than the previous year due to the discontinuation of the license and collaboration research agreement with Genetic Therapy, Inc ("GTI/Novartis").

Research and development expenses increased to $4,681,000 for the three months ended January 31, 1999 from $2,918,000 for the three months ended January 31, 1998. The increase resulted principally from incurred costs related to clinical trials of the Company's lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and contract manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses increased to $790,000 for the three months ended January 31, 1999 from $688,000 for the same period ended January 31, 1998. The increase in general and administrative expenses resulted principally from personnel increases and higher legal/patent fees.

The Company earned other income, net, of $421,000 for the three months ended January 31, 1999 as compared to other income, net, of $527,000 for the same three months period ended January 31, 1998. This decrease in other income, net, resulted principally from greater interest expense and lower interest income from decreased cash balances available for investment.

As a result of the above factors, the Company incurred net loss of $4,880,000 for the three months ended January 31, 1999 as compared to net loss of $2,758,000 for the same three months period in 1998.

                         ALEXION PHARMACEUTICALS, INC.



         SIX MONTHS ENDED JANUARY 31, 1999
         COMPARED WITH SIX MONTHS ENDED JANUARY 31, 1998

The Company's contract research and license revenues were $425,000 for the six months ended January 31, 1999 compared to $4,447,000 for the six months ended January 31, 1998. Revenues were lower primarily due to a one-time license fee of $3,500,000 the Company received last year from US Surgical in connection with the September 1997 modification of the companies' collaborative research and development agreement.

During the six months ended January 31, 1999 and 1998, the Company expended $8,465,000 and $5,278,000 respectively, on research and development activities. This increase of $3,187,000 resulted principally from costs incurred related to the clinical trials of the Company's lead C5 Inhibitor, 5G1.1-SC and expanded pre-clinical development, process development, and manufacturing costs for the Company's recombinant product candidates.

General and administration related expenses increased to $1,418,000 for the six months ended January 31, 1999 from $1,276,000 for the same period ended January 31, 1998. The increase in general and administration expenses resulted principally from personnel increases and higher legal/patent fees.

Other income, net, was $918,000 for the six months ended January 31, 1999 as compared to other income, net, of $972,000 for the same period a year ago. This decrease in other income, net, resulted principally from greater interest expense and lower interest income from decreased cash balances available for investment.

As a result of the above factors, the Company's net loss increased to $8,540,000 from $1,135,000 for the six months ended January 31, 1999 and 1998, respectively.

                         ALEXION PHARMACEUTICALS, INC.



LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1999, the Company had working capital of $27.4 million, including $29.3 million of cash, cash equivalents and marketable securities. This compares with working capital at July 31, 1998, of $35.7 million, including $37.4 million of cash, cash equivalents and marketable securities. The decrease in working capital was due to the costs of operating the business.

The Company leases its administrative and research and development facilities under three operating leases expiring in December 1997, June 1998, and March 1999. The Company is currently continuing the leases that expired in December 1997 and June 1998 on a month-to-month basis while discussions for new leases are ongoing.

The Company anticipates that its existing available capital resources, funding from its collaboration with Procter & Gamble Pharmaceuticals ("P&G"), and interest earned on available cash and marketable securities should be sufficient to fund its operating expenses and capital requirements as currently planned through the next twenty-four months. While the Company currently has no material commitments for capital expenditures, the Company's future capital requirements will depend on many factors, including the progress of the Company's research and development programs, progress in clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish development and commercialization relationships, and the costs of manufacturing scale-up.

The Company expects to incur substantial additional costs, including costs associated with research, pre-clinical and clinical testing, manufacturing process development, and additional capital expenditures associated with facility expansion and manufacturing requirements in order to commercialize its products currently under development. The Company will need to raise substantial additional funds through additional financings including public or private equity offerings, collaborative or other arrangements with corporate partners, or through other sources of financing. There can be no assurance that funds will be available on terms acceptable to the Company, if at all, or that discussions with potential collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing could require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself, any of which could have a material adverse effect on the Company.

                         ALEXION PHARMACEUTICALS, INC.



YEAR 2000

The Company has taken actions to minimize the impact of the Year 2000 ("Y2K") on its systems and operations. This includes reviewing computer and information technology ("IT") systems, non-IT systems, which include embedded technology using date sensitive programs such as HVAC (heating, ventilation, air conditioning), other analytical instruments and equipment, and the IT and non-IT systems of certain third parties which have a material relationship with the Company.

The Company has a program underway to reduce the level of uncertainty about internal Y2K problems and the Y2K compliance of material third parties of the Company. The program includes the following objectives: (1) identify and assess potentially non-compliant internal systems; (2) remediate by updating and/or replacing aging software and hardware; (3) verify critical IT and non-IT systems; (4) assess critical third-party risks; and (5) assess contingency plans for material third party risks.

Based on current information from its inventory and assessments of its internal IT and non-IT systems, the Company believes that the costs associated with remediation and verification of its internal IT and non-IT systems to become Y2K compliant will not be more than $50,000. The Company believes that such remediation and verification will be complete by July 1999.

The Company will contact all material third parties to determine the extent of third party Y2K risks. These third parties include certain research suppliers and partners, manufacturers, clinical research organizations and clinical study administrators. Certain vendors and suppliers indicate that they will make every effort to be Y2K compliant before December 31, 1999, but that no guarantees can be given. We will assess and, to the extent necessary, develop contingency plans if any significant third-party risks are identified. Necessary contingency plans or remedies could be expensive.

In a worst case scenario, the Company could experience delays in receiving R&D and manufacturing supplies as well as managing and accessing data on patients enrolled in clinical studies - presuming broad Y2K compliance by general service providers such as utilities, telephone, data transfer, and other government and private entities. These delays could slow clinical development and research and development programs, or impact the Company's ability to effectively manage and monitor these programs. Any Y2K compliance problems of the Company (including costs associated with Y2K compliances), its suppliers, its clinical research organizations and administrators, its collaborative partners, or others could have a material adverse effect on the Company's business, results of operations, or cash flow.

                         ALEXION PHARMACEUTICALS, INC.



OTHER EVENTS

In January 1999, the Company and Procter & Gamble Pharmaceuticals ("P&G"), an affiliate of Procter & Gamble Company, entered into a collaboration to develop and commercialize the Company's lead C5 complement inhibitor drug candidate, 5G1.1-SC, for various acute cardiovascular indications such as CPB, heart attack, and angioplasty, among others. The Company may receive up to $95 million in payments, which will include an up-front license fee, milestone payments, and research and development support payments. The Company will receive royalties on sales of products and has retained U.S. co-promotion rights and worldwide manufacturing rights for the drug, with P&G receiving U.S. co-promotion rights, as well as marketing rights outside of the United States. In February 1999, the Company received the up-front, non-refundable license fee of $10 million upon satisfaction of certain conditions in the collaboration agreement.

In February 1999, the Company completed its reacquisition of the rights to all aspects of its xenotransplantation program that had been obtained by US Surgical. The Company acquired all the substantial manufacturing assets that had been developed by US Surgical, a subsidiary of Tyco International Ltd., during the collaboration along with the return of all technology and product rights. The manufacturing assets are secured by a note payable in the amount of approximately $3.9 million with a balloon payment due on or before May 2005. Interest on the note is payable quarterly.

PART II.          OTHER INFORMATION


                         ALEXION PHARMACEUTICALS, INC.



Item 4.    Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on December 4, 1998, the stockholders voted to nominate and elect the following directors by the votes indicated:



    John H. Fried, Ph.D.:           9,329,485 For, 30,932 Against or Withheld, 0 Abstaining
    Leonard Bell, M.D.:             9,328,485 For, 31,932 Against or Withheld, 0 Abstaining
    Timothy F. Howe:                9,329,585 For, 30,832 Against or Withheld, 0 Abstaining
    Max Link, Ph.D.:                9,328,485 For, 31,932 Against or Withheld, 0 Abstaining
    Joseph A. Madri, Ph.D.,M.D.:    9,328,585 For, 31,832 Against or Withheld, 0 Abstaining
    Leonard Marks, Jr.:             9,329.385 For, 31,032 Against or Withheld, 0 Abstaining
    Eileen M. More:                 9,329,485 For, 30,932 Against or Withheld, 0 Abstaining


At the Company's Annual Meeting of Stockholders held on December 4, 1998, the stockholders voted to approve the Amendment to the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock. The vote was:

          6,228,522 For, 958,942 Against or Withheld, 18,682 Abstaining

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
                  Exhibit 27 - Article 5 Financial Data Schedule for 2nd Quarter 10-Q

         (b) Form 8-K

         Report on Form 8-K, filed on December 31, 1998, relating to letter of intent to reacquire United States Surgical
         Corporation's stake in xenotransplantation program.

         Report on Form 8-K filed January 29, 1999, relating to Procter and Gamble Pharmaceuticals collaboration for acute cardiovascular indications.

                         ALEXION PHARMACEUTICALS, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ALEXION PHARMACEUTICALS, INC.




Date:  March 10, 1999                  By:  /s/ LEONARD BELL, M.D.
                                            ---------------------------------------
                                            Leonard Bell, M.D.
                                            President and Chief Executive Officer, Secretary
                                                and Treasurer (principal executive officer)


Date:  March 10, 1999                  By:  /s/ DAVID W. KEISER
                                            ---------------------------------------
                                            David W. Keiser
                                            Executive Vice President and Chief Operating
                                                Officer (principal financial officer)


Date:  March 10, 1999                  By:  /s/ BARRY P. LUKE
                                            ---------------------------------------
                                            Barry P. Luke
                                            Vice President of Finance and Administration
                                            (principal accounting officer)