Form 10-Q
period 1999-04-30
ALEXION PHARMACEUTICALS INC
filed 1999-06-14
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
--       Exchange Act of 1934: For the quarterly period ended April 30, 1999

                                       OR

-- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from__________to__________

         Commission file number: 0-27756


                          ALEXION PHARMACEUTICALS, INC.
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

                                  203-776-1790
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X        No
               ---           ---


                 CLASS                              OUTSTANDING AT JUNE 4, 1999
     Common Stock, $0.0001 par value                        11,283,699

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX



                                                                                             PAGE

PART I.           FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of April 30, 1999
                  and July 31, 1998                                                           3

                  Consolidated Statements of Operations for the three months and
                  nine months ended April 30, 1999 and 1998                                   4

                  Consolidated Statements of Cash Flows for the nine months
                  ended April 30, 1999 and 1998                                               5

                  Notes to Financial Statements                                               6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                          12



PART II.          OTHER INFORMATION                                                          18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES                                                                                   19

                          ALEXION PHARMACEUTICALS, INC.

                           Consolidated Balance Sheets
                (dollars in thousands, except per share amounts)

                                                                 April 30, 1999      July 31, 1998
                                                                 --------------      -------------
                            ASSETS                                (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                          $27,959            $31,509
     Marketable securities                                                5,540              5,985
     Reimbursable contract costs - billed                                 2,357                137
                                        - unbilled                        2,251                  0
     Prepaid expenses                                                       264                209
                                                                ----------------    ---------------
               Total current assets                                      38,371             37,840
                                                                ----------------    ---------------

Fixed Assets, net of accumulated
     depreciation and amortization                                        6,659              2,357
                                                                ----------------    ---------------

Other Assets:
     License technology rights, net                                         163                154
     Patent application costs, net                                          133                149
     Security deposits and other assets                                   1,170              1,585
                                                                ----------------    ---------------
               Total other assets                                         1,466              1,888

                                                                ----------------    ---------------

                         TOTAL ASSETS                                   $46,496            $42,085
                                                                ----------------    ---------------
                                                                ----------------    ---------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                                      $368               $368
     Accounts payable                                                     2,910                810
     Accrued expenses                                                       885                818
     Deferred revenue                                                       450                 67
                                                                ----------------    ---------------
               Total current liabilities                                  4,613              2,063
                                                                ----------------    ---------------


Notes Payable, less current portion included above                        4,475                832
                                                                ----------------    ---------------


Stockholders' Equity:
     Common stock $.0001 par value;  25,000,000 shares
          authorized; 11,295,574 and 11,236,987 shares issued
          at April 30, 1999 and July 31, 1998, respectively                   1                  1
     Additional paid-in capital                                          80,241             79,781
     Accumulated deficit                                                (42,834)           (40,592)
     Treasury stock, at cost;  11,875 shares                                  0                  0
                                                                ----------------    ---------------
               Total stockholders' equity                                37,408             39,190

                                                                ----------------    ---------------

        TOTAL LIABILITIES AND NET STOCKHOLDERS' EQUITY                  $46,496            $42,085
                                                                ----------------    ---------------
                                                                ----------------    ---------------

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Operations
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)



                                                 Three months ended April 30,  Nine months ended April 30,
                                                 ---------------------------   ---------------------------
                                                     1999          1998            1999          1998
                                                 ------------- -------------   -------------  ------------


CONTRACT RESEARCH REVENUES                            $12,374          $101         $12,799        $4,547
                                                 ------------- -------------   -------------  ------------

OPERATING EXPENSES:
    Research and Development                            5,669         3,005          14,134         8,283
    General and Administrative                            717           673           2,135         1,949
                                                 ------------- -------------   -------------  ------------

    Total Operating Expenses                            6,386         3,678          16,269        10,232
                                                 ------------- -------------   -------------  ------------

OPERATING INCOME(LOSS)                                  5,988        (3,577)         (3,470)       (5,685)


OTHER INCOME, Net                                         310           562           1,228         1,534
                                                 ------------- -------------   -------------  ------------


NET INCOME(LOSS)                                        6,298        (3,015)         (2,242)       (4,151)



ACCRETION OF PREFERRED STOCK DIVIDENDS                      0           150               0           900
                                                 ------------- -------------   -------------  ------------
                                                 ------------- -------------   -------------  ------------

NET INCOME (LOSS) APPLICABLE TO
COMMON SHAREHOLDERS                                    $6,298       ($3,165)        ($2,242)      ($5,051)
                                                 ------------- -------------   -------------  ------------
                                                 ------------- -------------   -------------  ------------

BASIC NET INCOME (LOSS) PER COMMON SHARE
 (Note 3)                                               $0.56        ($0.30)         ($0.20)       ($0.52)
                                                 ------------- -------------   -------------  ------------
                                                 ------------- -------------   -------------  ------------
SHARES USED IN COMPUTING BASIC NET
  INCOME (LOSS) PER COMMON SHARE                   11,282,733    10,639,638      11,257,902     9,662,470
                                                 ------------- -------------   -------------  ------------
                                                 ------------- -------------   -------------  ------------

DILUTED NET INCOME PER COMMON SHARE
 (Note 3)                                                $0.53
                                                 -------------
                                                 -------------
SHARES USED IN COMPUTING DILUTED NET
   INCOME PER COMMON SHARE                         11,889,920
                                                 -------------
                                                 -------------

                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                             (dollars in thousands)


                                                                      Nine months ended April 30,
                                                                    -----------------------------
                                                                        1999           1998
                                                                    -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             ($2,242)        ($4,151)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
       Depreciation and amortization                                         591             418
       Compensation expense related to grant of stock options                 82               0
       Change in assets and liabilities:
          Reimbursable contract costs                                     (4,471)              0
          Prepaid expenses                                                   (56)           (173)
         Accounts payable                                                  2,100             365
         Accrued expenses                                                     68            (677)
         Deferred revenue                                                    383            (281)
                                                                    -------------  --------------
            Net cash (used in) operating activities                       (3,545)         (4,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds of marketable securities, net                                   459          (1,476)
    Purchases of fixed assets                                               (885)         (1,631)
    Licensed technology costs                                                (75)              0
    Patent application costs                                                  (5)             (1)
                                                                    -------------  --------------
            Net cash (used in) investing activities                         (506)         (3,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of preferred and common stock                 364          25,218
    Repayments of capital lease obligations                                    0              (7)
    Borrowings under notes payable                                             0             625
    Repayments of notes payable                                             (277)           (130)
    Security deposits and other assets                                       414              (4)
                                                                    -------------  --------------
            Net cash provided by financing activities                        501          25,702
                                                                    -------------  --------------
                                                                    -------------  --------------

NET (DECREASE) INCREASE  IN CASH                                          (3,550)         18,095


CASH and CASH EQUIVALENTS at beginning of period                          31,509          16,742
                                                                    -------------  --------------
                                                                    -------------  --------------

CASH AND CASH EQUIVALENTS at end of period                               $27,959         $34,837
                                                                    -------------  --------------
                                                                    -------------  --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest expense                                           $57              $9
                                                                    -------------  --------------
                                                                    -------------  --------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Fixed assets acquired pursuant to seller financing                    $3,920              $0
    Preferred stock dividend accretion                                        $0            $900
                                                                    -------------  --------------
                                                                    -------------  --------------



                 See accompanying notes to financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is a biopharmaceutical company engaged in the research and development of proprietary immunoregulatory compounds for the treatment of acute coronary syndromes (cardiopulmonary bypass ("CPB"), acute myocardial infarction (heart attack), coronary angioplasty, and unstable angina) and autoimmune diseases (rheumatoid arthritis, nephritis systemic lupus, multiple sclerosis and diabetes mellitus). The Company is currently conducting clinical trials in CPB, rheumatoid arthritis, and systemic lupus patients. As an outgrowth of its core technologies, the Company has been developing non-human ("xenograft") cell and Unigraft organ products designed for transplantation into humans or xenotransplantation, without clinical rejection, including product candidates to treat spinal cord injury, Parkinson's disease and solid organ failure.

The Company has incurred consolidated losses since inception and has cumulative net losses of approximately $42.8 million through April 30, 1999. Prior to July 31, 1998, the Company reported as a development stage entity.

The Company will continue to need additional financing to obtain regulatory approvals, fund operating losses, and, if deemed appropriate, establish a manufacturing, sales, and marketing capability. In addition, the Company operates in an environment of rapid changes in technology, FDA guidelines, healthcare regulatory and substantial competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and consultants.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company's management believes that, based upon its current business plans, the cash and marketable securities, aggregating $33.5 million as of April 30, 1999, and its funding through its collaboration with Procter & Gamble Pharmaceuticals ("P&G") (See Note 5) will be sufficient to fund operations of the Company through the next twenty-four months.

The Company may seek to raise necessary funds through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. During 1998, the Company obtained a term loan facility for $1.2 million with a commercial bank for the financing of capital expenditures principally related to purchased equipment (see Note 7). In February 1999, the Company purchased certain manufacturing assets and effected the return of all technology rights of its xeno-transplantation program from United States Surgical Corporation ("US Surgical") and financed the asset purchase with a $3.9 million note payable (see Note 7). The purchase price was all allocated to fixed assets based upon the

                          ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


estimated fair value of the assets acquired. Other than the collaboration with P&G to develop and commercialize one of the Company's C5 complement inhibitor drug candidates and its ATP/NIST grants from the Commerce Department, the Company currently has no other capital sources and no arrangements or commitments with regard to obtaining any further funds.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiary Columbus Farming Corporation ("Columbus"). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets US Surgical (See Note 7). All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these consolidated condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998.


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

                          ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.       NET INCOME (LOSS) PER COMMON  SHARE -

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which superceded Accounting Principles Board Opinion 15. This new standard replaces the computation of "basic earnings (loss) per share". The Company adopted this standard for all periods ending on or after January 31, 1998. Basic income (loss) per common share are based on the average number of common shares outstanding during the year. Diluted income per common share assumes in addition to the above, a dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options and warrants using the Treasury stock method. There is no difference in basic and diluted net loss per common share for the nine months ended April 30, 1999 and 1998 and the three months ended April 30, 1998 as the effect of exercising common share equivalents is anti-dilutive. As of April 30, 1999 and 1998 the outstanding stock options and warrants entitled holders to purchase 2,202,261 and 1,824,610 shares respectfully.


4.       REVENUE RECOGNITION -

Contract research revenues are recognized as the related work is performed under the terms of the contracts and as expenses for development activities are incurred. Any revenue contingent upon future funding by the Company is deferred and recognized as the future funding is expended. Any revenues resulting from the achievement of milestones would be recognized when the milestone is achieved. License fee revenues represent non-refundable payments received in accordance to contractual agreements for various access's and rights to the Company's technologies, research, potential products and markets.

Unbilled reimbursable contract costs represent reimbursable costs incurred in connection with research contracts which have not yet been billed to the contractual partner. The Company recognizes contract research revenues and the related research and development expenses at the time the expenses are incurred.

5.       REVENUES -

Revenues recorded by the Company consist of license fees, milestone payments, research and development support, reimbursement of costs related to clinical development and manufacturing of clinical supplies under the current collaboration agreement with P&G, previous agreements with US Surgical, and Genetic Therapy, Inc. ("GTI/Novartis"). Revenues also include funding

                          ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


from the Commerce Department's National Institute of Standards and Technology ("NIST") through the grants from Advanced Technology Program ("ATP").

In January 1999, the Company and P&G entered into a collaboration to develop and commercialize one of the Company's C5 complement inhibitor drug candidates, 5G1.1-SC, for various acute cardiovascular indications such as CPB, heart attack, and angioplasty, among others. The Company may receive up to $95 million in certain payments, which include an up-front license fee, as well as milestone and research and development support payments. In addition, the Company will receive royalties on sales of products and has retained U.S. co-promotion rights and worldwide manufacturing rights for the drug, with P&G receiving U.S. co-promotion rights, as well as marketing rights outside of the United States. In February 1999, the Company received a non-refundable license fee of $10 million upon satisfaction of certain conditions in the collaboration agreement. In addition, the Company has recorded revenue of approximately $2.2 million through April 30, 1999, for reimbursable research and development support, clinical trial and manufacturing related expenses.

In July 1995, the Company entered into a collaborative research and development agreement in connection with its xeno-transplantation program with US Surgical. The Company received $4.0 million in research payments, $3.5 million for license rights and manufacturing assets, and $3.0 million in equity through October 1997. In October 1998, US Surgical completed a merger with a subsidiary of Tyco International Ltd. In February 1999, the Company obtained the rights to all aspects of its xeno-transplantation program that had been obtained by US Surgical. The Company also acquired manufacturing assets (see Note 7) that had been developed by US Surgical in connection with the program.

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


6.       EQUITY OFFERINGS -

In September 1997, the Company completed the private placement of 400,000 shares of Series B Preferred Stock for aggregate consideration of $10,000,000 to a single institutional investor, Biotech Target S.A. The net proceeds to the Company were approximately $9.5 million. The

                          ALEXION PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


investor was entitled to a dividend of $2.25 per share of Series B Preferred Stock if this stock was held through March 4, 1998. In March 1998, the investor converted the preferred stock into 935,782 shares of common stock and dividends of $900,000 were paid by the delivery of an, additional 70,831 shares of the Company's common stock. Also in March 1998, Biotech Target S.A. purchased an additional, 670,000 shares of common stock for aggregate consideration of approximately $8,800,000.

In September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3,000,000. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

In connection with its private placements in fiscal 1993 and 1994, the Company had issued warrants to purchase common stock. These warrants were exercisable at any time prior to the close of business on December 4, 1997. Since inception through January 31, 1998, these warrants were exercised for the purchase of 551,719 shares of common stock aggregating approximately $4,144,000 of proceeds to the Company.


7.       NOTES PAYABLE -

As of July 31, 1998, a term loan was used to finance the purchase of capital equipment. The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The notes payable balance for the capital equipment was $923,000 at April 30, 1999. The term loan agreement requires the Company to maintain a restricted cash balance equal to 115% of the outstanding loan balance plus accrued interest in an interest bearing account as collateral for the note.

In February 1999, the Company, in acquiring manufacturing assets for the xeno-transplantation program developed by US Surgical, a subsidiary of Tyco International Ltd., entered into a note payable bearing interest at 6%, in the amount of approximately $3.9 million due on May 2005. The note payable is secured by certain manufacturing assets of Columbus and interest on the note is payable quarterly.

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


9.        COMPREHENSIVE INCOME (LOSS) -

Effective August 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income (loss) and its components within financial statements. There was no significant difference between net income (loss) and comprehensive income (loss) for each nine month period ended April 30, 1999 and 1998.

                          ALEXION PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS AND UNCERTAINTIES, WHICH MAY CAUSE THE COMPANY'S PLANS AND RESULTS TO DIFFER SIGNIFICANTLY FROM PLANS AND RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE RATE OF PROGRESS, IF ANY, OF THE COMPANY'S RESEARCH AND DEVELOPMENT PROGRAMS, THE COMPANY'S ABILITY TO COMPETE SUCCESSFULLY, THE COMPANY'S ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, THE COMPANY'S ABILITY TO SUCCESSFULLY ENTER INTO COLLABORATIONS WITH THIRD PARTIES, THE COMPANY'S ABILITY TO ENTER INTO AND PROGRESS IN CLINICAL TRIALS, THE TIME AND COSTS INVOLVED IN OBTAINING REGULATORY APPROVALS, THE COSTS INVOLVED IN OBTAINING AND ENFORCING PATENTS AND ANY NECESSARY LICENSES, THE ABILITY OF THE COMPANY TO ESTABLISH DEVELOPMENT AND COMMERCIALIZATION RELATIONSHIPS AND STRATEGIC ALLIANCES WITH THIRD PARTIES, THE COST OF MANUFACTURING, THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FUNDS, AND THOSE OTHER RISKS DISCUSSED IN EXHIBIT 99 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1998.


OVERVIEW

Since its inception in January 1992, Alexion has devoted substantially all of its resources to its drug discovery, research and product development programs. In 1998, the Company began to focus more of its resources to clinical testing and trials. The Company is conducting clinical trials in cardiopulmonary bypass, rheumatoid arthritis, and systemic lupus patients. To date, the Company has not received any revenues from the sale of products. The Company has generated operating losses since its inception, and expects to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical and clinical testing, regulatory activities and manufacturing development and scale-up. As of April 30, 1999, the Company has an accumulated net deficit of $42.8 million.

The Company's plan is to develop and commercialize on its own those product candidates for which the clinical trials and marketing requirements can be funded by the Company. For certain of the Company's products requiring greater resources, the Company's strategy is to enter into corporate partnerships with major pharmaceutical companies for product development and commercialization. In January 1999, Alexion entered into a collaboration agreement with Procter & Gamble Pharmaceuticals to develop and commercialize one of its C5 Inhibitor products, 5G1.1-SC, for various acute cardiovascular indications such as cardiopulmonary bypass, heart attack, and angioplasty. Currently, 5G1.1-SC is in Phase IIb clinical trials for up to 1000 patients undergoing cardiopulmonary bypass during coronary artery bypass graft surgery.

                          ALEXION PHARMACEUTICALS, INC.

The Company was conducting Phase I/II clinical trials in Rheumatoid Arthritis and Systemic Lupus patients and completed in April 1999 its Phase I/II clinical trial with its anti-inflammatory complement inhibitor drug candidate, 5G1.1, in Rheumatoid Arthritis patients. The Company expects to commence Phase II efficacy trials for both Rheumatoid Arthritis and Nephritis patients.

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


RESULTS OF OPERATIONS

         THREE MONTHS ENDED APRIL 30, 1999
         COMPARED WITH THREE MONTHS ENDED APRIL 30, 1998

The Company's contract research and license revenues were $12,374,000 for the three months ended April 30, 1999 compared to $101,000 for the three months ended April 30, 1998. Revenues were higher primarily due to a one-time license fee of $10,000,000 the Company received in February from P&G under the companies' collaborative research and development agreement and $2.2 million in reimbursable research and development support, clinical trial, and manufacturing related expenses.

Research and development expenses increased to $5,669,000 for the three months ended April 30, 1999 from $3,005,000 for the three months ended April 30, 1998. The increase resulted principally from costs incurred related to the more advanced and expanded clinical trials of the Company's lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and contract manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses increased to $717,000 for the three months ended April 30, 1999 from $673,000 for the three months ended April 30, 1998. The increase in general and administrative expenses resulted principally from higher fees paid for legal patent services and salary increases.

The Company earned other income, net, of $310,000 for the three months ended April 30, 1999 as compared to other income, net, of $562,000 for the three months ended April 30, 1998. This decrease in other income, net, resulted principally from greater interest expense and lower interest income from decreased cash balances available for investment during the three month ended April 30, 1999.

                          ALEXION PHARMACEUTICALS, INC.

As a result of the above factors, the Company realized net income of $6,298,000 for the three months ended April 30, 1999 as compared to net loss of $3,015,000 for the three months ended April 30, 1998.

         NINE MONTHS ENDED APRIL 30, 1999
         COMPARED WITH NINE MONTHS ENDED APRIL 30, 1998

The Company's contract research and license revenues were $12,799,000 for the nine months ended April 30, 1999 compared to $4,547,000 for the nine months ended April 30, 1998. Revenues were higher primarily due to a one-time license fee of $10,000,000 the Company received in February from Procter & Gamble under the collaborative research and development agreement and $2.2 million in reimbursable research and development support, clinical trial, and manufacturing related expenses.

During the nine months ended April 30, 1999 and 1998, the Company expended $14,134,000 and $8,283,000, respectively, on research and development activities. This increase of $5,851,000 resulted principally from costs incurred related to the clinical trials of the Company's lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and expanded pre-clinical development, process development, and manufacturing costs for the Company's recombinant product candidates.

General and administrative related expenses increased to $2,135,000 for the nine months ended April 30, 1999 from $1,949,000 for the same period ended April 30, 1998. The increase in general and administration expenses resulted principally from higher salaries, legal/patent service fees, and other professional services.

Other income, net, was $1,228,000 for the nine months ended April 30, 1999 as compared to other income, net, of $1,534,000 for the same period a year ago. This decrease in other income, net, resulted principally from greater interest expense and lower interest income from decreased cash balances available for investment.

As a result of the above factors, the Company's net loss decreased to $2,242,000 from $4,151,000 for the nine months ended April 30, 1999 and 1998, respectively.

                          ALEXION PHARMACEUTICALS, INC.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1999, the Company had working capital of $33.8 million, including $33.5 million of cash, cash equivalents and marketable securities. This compares with working capital at July 31, 1998, of $35.8 million, which included $37.5 million of cash, cash equivalents and marketable securities. The decrease in working capital was due to the costs incurred in operating the business, primarily the cost of research and development and manufacturing activities.

The Company believes that its available capital resources together with anticipated funding from the collaboration agreement with Procter & Gamble will provide adequate funding for clinical testing of the Company's C5 inhibitor product, 5G1.1-SC in cardiopulmonary bypass and acute coronary syndromes. The Procter & Gamble agreement relates only to funding the Company's 5G1.1-SC program. The Company believes that its available capital resources, funding from existing grants and interest earned on available cash and marketable securities should be sufficient to fund the Company's other operating expenses and capital requirements as currently planned for at least the next twenty-four months.

In order to commercialize its products currently under development, the Company expects to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, and additional capital expenditures associated with facility expansion and manufacturing requirements. In addition, the Company's capital requirements will depend on the rate of progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, the ability of the Company to establish and maintain development and commercialization relationships, and the costs of manufacturing scale-up.

The Company will need to raise or generate substantial funding, including from its collaboration with Procter & Gamble, in order to complete development and bring to market its products. The Company may seek to raise additional funds through public or private equity offerings, collaborative or other arrangements with corporate partners, or through other sources of financing. There can be no assurance that funds will be available on terms acceptable to the Company, if at all, or that discussions with potential collaborative partners will result in any agreements on a timely basis, if at all. If financing is not available when necessary, the Company could be required to delay, scale back or eliminate certain of its research and product development programs, limit its pre-clinical and clinical testing activities or to license third parties to commercialize products or technologies that the Company would otherwise undertake itself, any of which could have a material adverse effect on the Company.

The Company leases its administrative and research and development facilities under three operating leases which expired in December 1997, June 1998, and March 1999. The Company is

                          ALEXION PHARMACEUTICALS, INC.

currently continuing the leases on a month-to-month basis while discussions for new leases are ongoing. The Company believes that it will reach an agreement regarding such facilities on favorable or commercially adequate terms.


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

The Company is a bio-pharmaceutical company and its proposed products are not software or computer based. Therefore the Company's proposed products are not directly impacted by the Y2K problem. The Company's internal information systems consist of an accounting system, e-mail system, and off the shelf data base management programs. Non-informational technology systems consist of HVAC, payroll, and telecommunications.

Based upon the Company's work and knowledge to date, the Company believes that the risk is minimal that the Company's internal IT and non-IT systems will be materially impacted by Y2K non-compliance disruptions. The Company's accounting software is off the shelf software and the Company has been informed by the vendor that it is Y2K compliant. The Company believes that if it were to be necessary to replace the accounting software it would cost approximately $12,000. The Company has recently upgraded it's e-mail system and is checking with the vendor as to Y2K compliance. The approximate replacement cost of the e-mail system would be $5,000 to $10,000. Our database management systems are Excel and other similar off the shelf systems. We have no reason to believe that these systems are not Y2K compliant, and that if they are not Y2K compliant, that the vendors will make appropriate upgrades available to all of their customers at no cost or at minimal cost.

The Company has identified a Y2K problem in its HVAC system. The Company has engaged an outside contractor to correct the Y2K problem. The Company believes that the cost of correcting the problem will be approximately $20,000 and expects the problem to be corrected by December 1999.

As a result of the Company's expansion, the Company has determined to upgrade its telecommunication system, whether or not it has a Y2K problem. The cost of the upgrade is expected to be no more than $40,000. The upgrade is expected to be completed by year end.

                          ALEXION PHARMACEUTICALS, INC.

With regard to third party risks, the Company continues to assess Y2K risks. Third parties include research suppliers and partners, manufacturers, research organizations and clinical study administrators. Our vendors and suppliers have indicated that they will make every effort to be Y2K compliant before December 31, 1999, but that no guarantees can be given. The Company has for example been informed by its outside payroll processor that their payroll system is Year 2000 compliant. The Company expects third parties to honor their contractual obligations. Based on the information provided by these third parties no contingency plan has been developed. The majority of the Company's material third party contract relate to sites for clinical trials of the Company's product candidates, research and development for the Company and the Company's collaboration with P&G. The Company believes that there is no readily available replacement for its collaboration agreement with P&G. The Company further believes that it would be difficult, time consuming, and costly to find alternative clinical sites and research arrangements. In a worst case scenario, the Company could experience delays in receiving R&D and manufacturing supplies as well as managing and accessing data on patients enrolled in clinical studies. These delays could slow clinical development and research and development programs, or impact the Company's ability to effectively manage and monitor these programs. Any Y2K compliance problems of the Company (including costs associated with Y2K compliance), its suppliers, its clinical research organizations and administrators, its collaborative partners, or others could have a material adverse effect on the Company's business, results of operations, or cash flow. The Company will continue to work with third parties to identify and resolve any problems with Year 2000 compliance.

The Company is working to identify all Year 2000 problems that could materially adversely affect its business operations. However, it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company or third parties which have a material relationship with the Company, have been identified. It is not possible to insure economically against all conceivable risks.

To date, the Company has incurred less than $5,000 in costs associated with its Y2K program. This excludes the costs of older computer and lab equipment that have been replaced in the ordinary course as such systems are upgraded or expanded. The Company believes that the costs associated with remediation and verification of its internal IT and non-IT systems to become Y2K compliant will not be more than $50,000. The Company believes that such remediation and verification will be complete by October 1999.

                          ALEXION PHARMACEUTICALS, INC.

PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K
           (a) Exhibits
                  Exhibit 27 - Article 5 Financial Data Schedule for 3rd Quarter 10-Q

           (b) Form 8-K

           Report on Form 8-K, filed on May 25, 1999, relating to the announcement of Alvin Parven as a newly elected Board of Director.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALEXION PHARMACEUTICALS, INC.



Date:  June 11, 1999              By:  /s/ Leonard Bell, M.D.
                                       ----------------------
                                         Leonard Bell, M.D.
                                         President and Chief Executive Officer,
                                             Secretary and Treasurer (principal
                                             executive officer)


Date:  June 11, 1999              By:  /s/ David W. Keiser
                                       -------------------
                                         David W. Keiser
                                         Executive Vice President and Chief
                                             Operating Officer (principal
                                             financial officer)


Date:  June 11, 1999              By:  /s/ Barry P. Luke
                                       -----------------
                                         Barry P. Luke
                                         Vice President of Finance and
                                         Administration (principal accounting
                                         officer)