Form 10-K
period 1999-07-31
ALEXION PHARMACEUTICALS INC
filed 1999-10-20
CIK 899866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-27756
                            ------------------------

                         ALEXION PHARMACEUTICALS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                           13-3648318
 (State or Other Jurisdiction              (I.R.S. Employer
              of                         Identification No.)
Incorporation or Organization)

                 25 SCIENCE PARK, NEW HAVEN, CONNECTICUT 06511
              (Address of Principal Executive Offices) (Zip Code)

                                  203-776-1790
              (Registrant's telephone number, including area code)

                            ------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on October 18, 1999, was approximately $148,000,000.

    The number of shares of Common Stock outstanding as of October 18, 1999 was 11,331,310.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                        (To the extent indicated herein)

    Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for the registrant's upcoming 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III, Item 11 of this Form 10-K.

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS," ATTACHED HERETO AS EXHIBIT 99, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1.  BUSINESS.

OVERVIEW

    We are engaged in the development of products for the treatment of cardiovascular, autoimmune and neurologic diseases caused by undesired effects of the human immune system. Our product development programs are based on proprietary technologies which are designed to block selected components of the human immune system in order to reduce undesired inflammation while allowing other beneficial aspects of the immune system to remain functional. Our two lead product candidates are:

    - 5G1.1-SC, in Phase II trials for the treatment of acute inflammation caused by cardiopulmonary bypass surgery, which is being developed in collaboration with Procter & Gamble; and

    - 5G1.1, in Phase II trials for the chronic treatment of rheumatoid arthritis and membranous nephritis, which we are developing ourselves.

    In addition, we are developing our Apogen and UniGraft technologies in preclinical studies. We are targeting our first Apogen product candidate, known as MP4, for the treatment of patients with multiple sclerosis. We are also developing our two UniGraft xenotransplantation product candidates, UniGraft-PD and UniGraft-SCI, for the treatment of Parkinson's disease and spinal cord injury.

THE IMMUNE SYSTEM

    The human immune system defends the body from attack or invasion by infectious agents or pathogens. This is accomplished through a complex system of proteins and cells, primarily complement proteins, antibodies and white blood cells, each with a specialized function. Under normal circumstances, complement proteins, together with antibodies and white blood cells, act to protect the body by removing:

    - harmful microorganisms;

    - cells containing foreign proteins known as antigens; and

    - disease-causing combinations of antigens and antibodies known as immune complexes.

    When activated by stimuli, the immune system triggers a series of enzymatic and biochemical reactions called the complement cascade that results in an inflammatory response. This inflammatory response is one of the immune system's weapons against foreign pathogens or otherwise diseased tissue. However, under certain circumstances, the complement cascade may be activated inappropriately to direct an inflammatory response at healthy tissue, which may result in acute and chronic inflammatory conditions.

    Common heart diseases and procedures in which the complement cascade is activated include:

    - cardiopulmonary bypass surgery;

    - myocardial infarction;

    - unstable angina;

    - angioplasty; and

    - stroke and other peripheral vascular diseases.

    Common autoimmune diseases in which the complement cascade is activated include:

    - rheumatoid arthritis;

    - kidney diseases;

    - lupus;

    - inflammatory bowel diseases;

    - inflammatory skin disorders; and

    - multiple sclerosis.

    T-cells, a type of white blood cell, play a critical role in the normal immune response by recognizing cells containing antigens and initiating the immune response. This response results in T-cells:

    - attacking the antigen-containing tissue; and

    - directing the production of antibodies by white blood cells to eliminate the antigen-bearing foreign organism.

    In autoimmune diseases, T-cells may mistakenly attack healthy host tissue and may cause an inflammatory response resulting in tissue destruction. In the case of multiple sclerosis, this may cause paralysis due to destruction of nerve fibers in the brain.

PRODUCT DEVELOPMENT PROGRAMS

    We have focused our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Currently available drugs for certain autoimmune, cardiovascular and neurologic diseases, in which the immune system attacks the patient's own tissue, broadly suppress the entire immune system, and may also cause potentially severe side effects. Our lead product candidates, known as C5 Complement Inhibitors, are designed to selectively block the production of inflammation-causing proteins in the complement cascade. We believe that selective suppression of this immune response will provide a significant therapeutic advantage relative to existing therapies.

    Additionally, we are developing selective T-cell inhibitors known as Apogens and UniGraft xenotransplants for neurologic disorders.

    C5 COMPLEMENT INHIBITORS

    Complement proteins are a series of inactive proteins circulating in the blood. When activated by stimuli, including those associated with both acute and chronic inflammatory disorders, these inactive complement proteins are split by enzymes known as convertases into activated byproducts through the complement cascade.

    Some of these byproducts, notably C3b, are helpful in fighting infections and inhibiting autoimmune disorders. However, the byproducts generated by the cleavage of C5, known as C5a and C5b-9, generally cause harmful inflammation. The inflammatory byproducts of C5 cause:

    - activation of white blood cells;

    - attraction of white blood cells;

    - production of injurious cytokines including tumor necrosis factor-alpha;

    - activation of blood vessel-lining cells called endothelial cells, allowing leakage of white blood cells into tissue; and

    - activation of blood-clotting cells called platelets.

    The following diagram describes the complement cascade:

                                     [LOGO]

    Because of the generally beneficial effects of the components of the complement cascade prior to C5 and the greater inflammatory disease-promoting effects of the cleavage products of C5, we have identified C5 as a potentially effective anti-inflammatory drug target. Our first two C5 Inhibitors specifically and tightly bind to C5 blocking its cleavage into harmful byproducts and are designed to inhibit subsequent damage from the inflammatory response.

    In laboratory and animal models of human disease, we have shown that the administration of C5 Inhibitor, as compared to placebo, is effective in:

    - preventing inflammation during cardiopulmonary bypass;

    - reducing heart tissue damage during myocardial infarction;

    - reducing brain damage in cerebral ischemia;

    - enhancing survival in a model of lupus; and

    - preserving kidney function in nephritis.

    In addition, in initial human clinical trials, we have shown that C5 Inhibitors can reduce:

    - inflammation during cardiopulmonary bypass surgery;

    - heart tissue damage during cardiopulmonary bypass surgery;

    - new cognitive deficits after cardiopulmonary bypass surgery;

    - an objective measure of disease activity in rheumatoid arthritis patients; and

    - the incidence of proteinuria in lupus patients.

    Our product candidates are as follows:


PRODUCT CANDIDATE  TECHNOLOGY                INDICATION                STATUS
-----------------  ------------------------  ------------------------  -----------------
5G1.1-SC           C5 Complement Inhibitor   Cardiopulmonary bypass    Phase IIb ongoing
                   (single chain antibody)   Myocardial infarction     Preparing IND
                                             (1) Thrombolysis          to commence
                                             (2) PTCA                  Phase II

5G1.1              C5 Complement Inhibitor   Rheumatoid arthritis      Phase II ongoing
                   (antibody)                Membranous nephritis      Phase II ongoing

                                             Lupus                     Completed Phase I

MP4                Apogen                    Multiple sclerosis        Preclinical

UniGraft-SCI       Cell replacement          Spinal cord injury        Preclinical

UniGraft-PD        Cell replacement          Parkinson's disease       Preclinical

    C5 INHIBITOR IMMUNOTHERAPEUTIC PRODUCT CANDIDATES

    We are developing one of our two lead C5 Inhibitor product candidates, 5G1.1-SC, for the treatment of inflammation related to acute cardiovascular diseases and procedures. Our initial indications for 5G1.1-SC are cardiopulmonary bypass surgery and myocardial infarction. We are developing our other C5 Inhibitor product candidate, 5G1.1, for the treatment of inflammation related to chronic autoimmune disorders. Our initial indications for 5G1.1 are rheumatoid arthritis and membranous nephritis. We have selected these four initial indications because we believe each represents a clinical condition which is:

    - closely tied to the production of activated complement byproducts;

    - characterized by clear development pathways;

    - inadequately treated by current therapies;

    - associated with substantial health care costs; and

    - a significant market opportunity.

    To date, 5G1.1-SC and 5G1.1 have been observed to be safe and well tolerated in completed and ongoing controlled clinical trials in over 250 individuals treated with either C5 Inhibitor or placebo.

    5G1.1-SC

    5G1.1-SC is a humanized, single chain antibody that has been shown to block complement activity for up to 20 hours at doses tested and is designed for the treatment of acute inflammatory conditions. In January 1999, we entered into a collaboration with Procter & Gamble to develop and commercialize 5G1.1-SC. Under this collaboration, we will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by various acute cardiovascular indications and procedures such as cardiopulmonary bypass surgery, myocardial infarction and angioplasty. Procter & Gamble has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications.

  CARDIOPULMONARY BYPASS SURGERY

    In cardiopulmonary bypass surgery, blood is diverted from a patient's heart and lungs to a cardiopulmonary, heart-lung, bypass machine in the operating room. The machine adds oxygen to the blood and circulates the oxygenated blood to the organs in the patient's body. Significant side effects of cardiopulmonary bypass surgery include tissue damage and excessive bleeding during and after the procedure. We believe these side effects may result from activation of the complement cascade when the patient's blood comes into contact with the plastic lining of the machine, when insufficient blood flows through the heart as a result of the procedure and after blood flow through the heart is reintroduced following completion of the procedure. Activated complement byproducts may be increased by over 1,000% in patients undergoing cardiopulmonary bypass surgery. The inflammation is also characterized by activation of leukocytes, a type of white blood cell, and platelets, cells responsible for clotting. We believe that this leukocyte activation is associated with impaired lung, heart, brain and kidney function. We further believe that platelet activation and subsequent platelet dysfunction during the procedure impair a patient's ability to stop the bleeding that occurs after extensive surgery.

    5G1.1-SC is designed to rapidly penetrate the patient's tissues and to inhibit complement activation in patients immediately before, during and after cardiopulmonary bypass in order to reduce the cardiovascular and brain tissue damage and bleeding complications. We believe inhibition of the inflammatory response might reduce:

    - incidence of death;

    - incidence of heart tissue damage;

    - incidence of stroke;

    - post-operative complications;

    - the time spent by patients in the intensive care unit;

    - the scope of required treatments associated with cardiopulmonary bypass;
      and

    - the need for blood transfusions.

    The American Heart Association estimates that in 1996, approximately 500,000 cardiopulmonary bypass operations were performed in the United States. Currently, products utilized in patients undergoing cardiopulmonary bypass are designed to enhance the coagulation of blood so as to reduce the need for blood transfusions. However, we believe these products have little beneficial effect on the heart and brain inflammatory complications associated with the surgery.

    Our preclinical studies indicated that C5 Inhibitors can prevent activation of platelets and leukocytes and the subsequent inflammatory response that occurs during circulation of human blood in a closed-loop cardiopulmonary bypass machine. These preclinical studies additionally indicated that administration of a C5 Inhibitor reduces cardiac damage associated with reduced heart blood flow.

  CLINICAL TRIALS

    In March 1996, we filed an investigational new drug application, or IND, with the FDA for 5G1.1-SC, targeting the treatment of patients undergoing cardiopulmonary bypass surgery. To date, we have initiated and completed four human clinical trials of 5G1.1-SC administered intravenously. Although we designed these early clinical studies primarily to assess dosing and safety, we also collected biological and clinical results. These trials are described below.

    - In June 1996, we commenced a Phase I clinical trial in 33 healthy volunteers receiving a single bolus administration of 0.5 to 2.0 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       - was safe and well tolerated in this study population as compared to placebo; and

       - showed dose-dependent reduction in complement activity in study subjects.

    - In October 1998, we commenced a Phase I clinical trial in 49 healthy volunteers receiving a single bolus dose, double bolus dose, and single bolus dose followed by continuous infusion administration of up to 6.8 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       - was safe and well tolerated in this study population as compared to placebo; and

       - showed dose-dependent reduction in complement activity in study subjects.

    - In October 1996, we commenced a Phase I/II clinical trial in 17 patients undergoing cardiopulmonary bypass surgery receiving a single bolus administration of 0.5 to 2.0 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       - was safe and well tolerated in this study population as compared to placebo; and

       - showed a dose-dependent reduction in the more than ten-fold increase in activated complement byproducts experienced by placebo-treated patients.

    - In August 1997, we commenced a Phase IIa clinical trial in 18 patients undergoing cardiopulmonary bypass surgery receiving a single bolus administration of 1.0 or 2.0 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       - was safe and well tolerated in this study population as compared to placebo; and

       - showed dose-dependent reductions in activated complement byproducts.

    In April 1998, we announced the combined results of our Phase I/II and Phase IIa trials in cardiopulmonary bypass surgery patients. The results for patients treated with either a 2.0 mg/kg bolus of 5G1.1-SC or placebo are shown in the table below.

            CLINICAL RESULTS OF A SINGLE 2.0 MG/KG DOSE OF 5G1.1-SC
                 IN PATIENTS UNDERGOING CARDIOPULMONARY BYPASS

BIOLOGICAL AND CLINICAL MEASUREMENTS            5G1.1-SC VS. PLACEBO
------------------------------------            --------------------
C5 complement activation                        100% less*

C3 complement activation                        No difference

Leukocyte activation                            60% to 70% less*+

Heart tissue damage                             40% less*

New cognitive deficits                          80% less*

Blood loss                                      400 ml less*

           -----------------------------------------

           *   P less than or equal to .05 vs. placebo

           +   Includes both patients treated with 1.0 mg/kg 5G1.1-SC and patients treated with 2.0 mg/kg 5G1.1-SC

    In January 1999, we announced that we had commenced dosing patients undergoing coronary artery bypass graft surgery with or without accompanying valve surgery during cardiopulmonary bypass in a Phase IIb clinical trial with 5G1.1-SC. This multi-center, double-blinded, randomized, placebo-controlled study is expected to enroll approximately 1,000 patients and is designed to gather clinical data to augment and extend previous findings regarding the safety profile and pharmacokinetics of 5G1.1-SC and its efficacy in reducing the life-threatening inflammatory complications, such as mortality, myocardial infarction, heart failure and stroke, that can be triggered by cardiopulmonary bypass procedures.

  ACUTE MYOCARDIAL INFARCTION

    Myocardial infarction is an acute cardiovascular disorder in which the coronary arteries, the blood vessels that supply nutrients to the heart muscle, are blocked to such an extent that the flow of blood is insufficient to supply enough oxygen and nutrients to keep the heart muscle alive. With insufficient supply of blood, oxygen, and nutrients, the heart muscle may subsequently infarct or die. Upon the reduction in flow in the coronary artery, a complex cascade of inflammatory events involving complement proteins, platelets and leukocytes and their secreted factors, and endothelial cells commences within the blood vessel. In patients suffering a myocardial infarction, activated complement byproducts are significantly elevated. This severe inflammatory response targeting the area of insufficient blood flow to cardiac muscle is associated with subsequent death of heart muscle. Restoration of blood flow is also associated with an additional inflammatory reaction with concomitant production of activated complement byproducts. In addition to the high incidence of sudden cardiac death at the onset, severe complications associated with the initial survival of an acute myocardial infarction include congestive heart failure, stroke, and death. The American Heart Association estimates that approximately 1.0 million people in the United States will have a heart attack in 1999.

    We are developing 5G1.1-SC to inhibit inflammation associated with complement activation in order to reduce the extent of death of heart muscle in patients suffering an acute myocardial infarction. In contrast, most drugs currently being developed or on the market to treat myocardial infarction are designed to improve blood flow through the heart, rather than treating the damaging effects of inflammation caused by myocardial infarction. We and our scientific collaborators have performed preclinical studies in rodents which have demonstrated that administration of a C5 Inhibitor during periods of insufficient supply of blood to the heart muscle and prior to restoration of normal flow to the heart muscle significantly reduced the extent of subsequent death of heart muscle compared to control animal studies.

Additionally, administration of a C5 Inhibitor significantly reduced the extent of cardiac damage associated with reduced heart blood flow without subsequent restoration of blood flow. The results of these preclinical studies are shown in the table below.

              PRECLINICAL RESULTS WITH C5 INHIBITOR ADMINISTRATION
                   IN ANIMAL MODELS OF MYOCARDIAL INFARCTION

BIOLOGICAL AND CLINICAL MEASUREMENTS              C5 INHIBITOR VS. PLACEBO
------------------------------------              ------------------------

Complement activity                               100% less*

Leukocyte activation                              > 90% less*

Heart tissue damage                               50% less*

           -----------------------------------------

           *   P less than or equal to .05 vs. placebo

      CLINICAL TRIALS

    In October 1998, we commenced dosing subjects in a Phase I clinical trial in healthy individuals that was designed to evaluate dosing regimens for subsequent cardiopulmonary bypass and myocardial infarction clinical trials. We have used the results of this trial to select dosing regimens for subsequent clinical trials in acute myocardial infarction patients. The results of this trial indicated that 5G1.1-SC was well tolerated at doses more than three times as high as had been previously administered. Together with our collaborator
Procter & Gamble, we expect to file in 1999 an IND for use of 5G1.1-SC in two Phase II trials with approximately 1,000 patients each for the treatment of acute myocardial infarction.

5G1.1

    5G1.1 is a humanized, monoclonal antibody that blocks complement activity for one to two weeks at doses tested and is designed for the chronic treatment of autoimmune diseases such as rheumatoid arthritis and nephritis. 5G1.1 is not included in the collaboration with Procter & Gamble, and we have retained full rights to 5G1.1.

      RHEUMATOID ARTHRITIS

    Rheumatoid arthritis is an autoimmune disease directed at various organ and tissue linings, including the lining of the joints, causing inflammation and joint destruction. Clinical signs and symptoms of the disease include weight loss, joint pain, morning stiffness and fatigue. Further, the joint destruction can progress to redness, swelling and pain with frequent and severe joint deformity. Diagnostic procedures, which may include obtaining a sample of joint fluid, routinely demonstrate substantial elevations in the levels of activated complement byproducts in the joint fluid of affected rheumatoid arthritis patients. Rheumatoid arthritis is generally believed to be caused by different types of white blood cells, including T-cells, which both directly attack the patient's joints and also activate B-cells to produce antibodies which activate complement proteins in the joint leading to inflammation with subsequent tissue and joint destruction. It is estimated that more than 2.0 million people are currently affected by rheumatoid arthritis in the United States.

    We are developing 5G1.1 for the treatment of patients with chronic inflammatory diseases, including rheumatoid arthritis. We have performed preclinical studies in rodent models of rheumatoid arthritis which have shown that C5 Inhibitor administration, as compared to placebo-treated subjects:

    - reduced the swelling in joints;

    - prevented the onset of erosion of joints;

    - reduced the inflammatory white blood cell infiltration into the joints;

    - prevented the spread of disease to additional joints;

    - blocked the onset of clinical signs of rheumatoid arthritis; and

    - ameliorated established disease.

    Currently, there are a large number of anti-inflammatory drugs under development or on the market for the treatment of patients with rheumatoid arthritis. These drugs include non-steroidal anti-inflammatory drugs, and their more recent analog the COX-2 inhibitors, which generally treat the symptoms of the disease, but do not alter disease progression. There are also several currently available drugs that are disease-modifying agents, but these are associated with undesirable side effects. More recently, tumor necrosis factor, or TNF, inhibitors have been approved or are under development to reduce the inflammatory response. TNF is one of the many injurious substances that may be generated downstream of the complement cascade. In contrast to these single agent inhibitors like TNF inhibitors, by acting at C5 of the complement cascade, we expect 5G1.1 both to block complement activation and reduce the production of many of these downstream harmful substances. Because of this dual action, we believe that 5G1.1 may provide a more potent anti-inflammatory effect.

  CLINICAL TRIALS

    In December 1997, we filed an IND with the FDA for 5G1.1 in the treatment of rheumatoid arthritis patients.

    - In July 1998, we commenced a Phase I/II multi-center, clinical trial in 42 rheumatoid arthritis patients receiving a single bolus administration of
      0.1 to 8.0 mg/kg of 5G1.1. In this trial, 5G1.1:

       -- was safe and well tolerated in this study population as compared to placebo;

       -- showed dose-dependent reduction in complement activity in study subjects; and

       -- at 8.0 mg/kg, showed a reduction in C-reactive protein blood levels in study subjects.

    C-reactive protein is considered by many physicians to be the most objective component of the American College of Rheumatology's definition of efficacy criteria for rheumatoid arthritis drug trials. Although this initial clinical trial was designed to primarily assess dosing and safety, biological and clinical results were collected. These results in the patients treated with a
8.0 mg/kg bolus of 5G1.1, announced in April 1999, are shown in the table below.

              CLINICAL RESULTS OF A SINGLE 8.0 MG/KG DOSE OF 5G1.1
                     IN PATIENTS WITH RHEUMATOID ARTHRITIS

                                                  AFTER 5G1.1 TREATMENT VS.
BIOLOGICAL AND CLINICAL MEASUREMENTS               BEFORE 5G1.1 TREATMENT
------------------------------------              -------------------------

Complement activity                               100% reduction*

C-reactive protein blood level                    30% decrease*

           -----------------------------------------

           *   P less than or equal to .05 vs. before treatment

    In August 1999, we initiated a Phase II multi-center, double-blinded, randomized, placebo-controlled clinical safety and efficacy trial with multiple doses of 5G1.1 at one to four week dosing intervals that is intended to enroll 200 rheumatoid arthritis patients.

  MEMBRANOUS NEPHRITIS

    The kidneys are responsible for filtering blood to remove toxic metabolites and maintaining the minerals and proteins in the blood that are required for normal metabolism. Each kidney consists of millions of individual filtering units, or glomeruli. When glomeruli are damaged, the kidney can no longer adequately maintain its normal filtering function. This may result in the build-up of toxins in the blood and the loss of valuable minerals and proteins in the urine. Clinically severe nephritis, or kidney inflammation, is found in many patients suffering from lupus and other autoimmune diseases. This condition occurs when more than 90% of the kidney is destroyed by disease. Kidney failure is frequently associated with:

    - hypertension;

    - strokes;

    - infections;

    - anemia;

    - heart, lung and joint inflammation;

    - coma; and

    - death.

    Many forms of damage to the glomeruli are mediated by the immune system, particularly by antibodies and activated complement proteins. Membranous nephritis is a form of kidney inflammation that is believed to be caused by a chronic autoimmune disorder that targets the kidney. We estimate that there are approximately 100,000 to 300,000 people currently afflicted with membranous nephritis in the United States.

    Membranous nephritis is characterized by kidney inflammation and dysfunction that may eventually progress to kidney failure. Diagnostic criteria for membranous nephritis include kidney biopsies that may demonstrate the presence of antibodies and activated complement byproducts in the kidneys of affected patients. The subsequent kidney inflammation leads to the abnormal loss of substantial amounts of protein in the patient's urine; this condition is known as proteinuria and is recognized as an objective measurement of kidney disease. Loss of protein in the urine disturbs the normal control of water in the blood vessels and also is believed to directly further injure the kidney. Moreover, clinical studies by others have shown that the degree of proteinuria is associated with the incidence of subsequent kidney failure. Additional clinical signs associated with proteinuria may include:

    - abnormally low levels of protein in the blood;

    - a propensity for abnormal clotting;

    - abnormal lipid elevations; and

    - substantial swelling in the abdomen and under the skin.

    Current therapies for membranous nephritis include potentially toxic drugs more frequently used in other indications such as cancer. These drugs generally act to suppress broadly the proliferation of many types of cells, including white blood cells. We believe that the use of such therapies is generally limited due to their unfavorable side effects. Even with current therapies, in such a severe disease population more than 30% of the patients are expected to progress to renal failure, which may require dialysis or transplantation. In contrast, 5G1.1 directly targets the inhibition of deleterious complement activation. We believe 5G1.1 may exert more selective and effective anti-inflammatory activity without the adverse effects associated with current therapies.

    We have performed preclinical studies in rodent models of nephritis and observed that C5 Inhibitor administration, as compared to placebo-treated subjects, substantially reduced:

    - scarring of the kidney;

    - breakdown of kidney tissue into the urine;

    - clogging of the kidney filtering units; and

    - proteinuria.

  CLINICAL TRIALS

    We are developing 5G1.1 for a family of kidney and kidney-related chronic autoimmune disorders, which include membranous nephritis, lupus nephritis, and lupus. Our strategy is to develop 5G1.1 in kidney disease by initially obtaining safety data in the more readily available lupus patient population and then to commence efficacy trials in patients with a kidney disorder known as membranous nephritis. We are initially starting efficacy trials with 5G1.1 for the treatment of membranous nephritis patients because of the more uniform clinical presentations of membranous nephritis patients as compared to lupus patients. We then intend to expand our efforts to conduct advanced clinical trials in other kidney diseases and lupus.

    The results of our initial clinical trial in lupus patients are described below.

    - In July 1998, we commenced a Phase I single-center, clinical study in 24 lupus patients receiving a single bolus administration of 0.1 to 8.0 mg/kg of 5G1.1 or placebo. In this trial, 5G1.1:

       -- was safe and well tolerated in this study population as compared to placebo;

       -- showed dose-dependent reduction in complement activity in study subjects; and

       -- at 8.0 mg/kg, resulted in significantly lower incidence of proteinuria in study subjects as compared to placebo.

    Although we designed this initial clinical trial to assess primarily dosing and safety, we also collected biological and clinical results. These results in the patients treated with a 8.0 mg/kg bolus of 5G1.1, announced in June 1999, are shown in the table below.

                  CLINICAL RESULTS OF A SINGLE 8.0 MG/KG DOSE
                        OF 5G1.1 IN PATIENTS WITH LUPUS

BIOLOGICAL AND CLINICAL MEASUREMENTS                 5G1.1 VS. PLACEBO
------------------------------------                 -----------------

Complement activity                                  100% less*

Incidence of proteinuria                             100% less*

           -----------------------------------

           *   P less than or equal to .05 vs. placebo

    In August 1999, we commenced a Phase II multi-center, double-blinded, randomized, placebo-controlled clinical safety and efficacy trial with multiple doses of 5G1.1 at two to four week dosing intervals that is intended to enroll 150 membranous nephritis patients.

  LUPUS

    Lupus is an autoimmune disorder that damages the brain, lungs, heart, joints and especially the kidneys. In lupus, antibodies deposit within particular organs causing complement activation, inflammation and tissue destruction. For decades, clinical studies by others have demonstrated the presence of complement activation in lupus patients undergoing flares. Studies have further shown an abundant deposition of activated complement proteins with localized inflammation in tissue biopsies from kidney or other tissues in lupus patients. The Lupus Foundation estimates that approximately 1.4 million people in the United States have lupus. Further, an estimated 70% of individuals afflicted with lupus have nephritis. Although lupus may affect people of either sex, women are 10 to 15 times more likely to suffer from the disease than men.

    Patients with active lupus may have a broad range of symptoms related to the antibody and activated complement deposition and inflammation. Inflammation of the brain may cause seizures and other neurologic abnormalities. Inflammation of the heart may cause heart failure or sudden death. Lung inflammation causes shortness of breath. Lupus may also cause the swollen joints and arthritis. One of the most common complications associated with lupus, however, is kidney disease, which often leads to kidney failure requiring dialysis or transplantation.

    Current therapies generally act to suppress broadly the proliferation of many types of cells, including white blood cells. In contrast, 5G1.1 directly targets the inhibition of deleterious complement activation. We believe 5G1.1 may exert more selective and effective anti-inflammatory activity without the adverse effects associated with current therapies.

    We are developing 5G1.1 for the prevention and treatment of inflammation in lupus patients. We have performed preclinical studies in a rodent model of lupus. In this chronic rodent model that spontaneously develops a disease similar to lupus, substantially more animals treated with a C5 Inhibitor survived as compared to untreated control animals.

  CLINICAL TRIALS

    We filed an IND with the FDA in late December 1997 for 5G1.1 in the treatment of patients suffering from lupus and began a Phase I clinical trial in lupus patients in July 1998. As discussed above, in the Clinical Trials section of Membranous Nephritis, we announced results of a 24 patient, placebo-controlled clinical study in June 1999. This trial showed that a single dose of 5G1.1 was safe and well tolerated, reduced complement activity in a dose-dependent manner, and a single 8.0 mg/kg dose significantly lowered incidence of proteinuria.

    APOGEN T-CELL IMMUNOTHERAPEUTIC PRODUCT CANDIDATES

MP4

    MP4 is a recombinant protein consisting of two brain-derived proteins. These two proteins are believed to be major targets of disease-causing T-cells in patients with multiple sclerosis. MP4 is designed to bind specifically to, and induce cell suicide in, the small population of T-cells in multiple sclerosis patients which are responsible for attacking the patient's brain cells, while leaving the vast majority of uninvolved T-cells unaffected. In addition, MP4 is designed to induce other white blood cells to suppress other inflammatory cells.

  MULTIPLE SCLEROSIS

    Multiple sclerosis is an autoimmune disease of the central nervous system which hinders the ability of the brain and spinal cord to control movement, speech and vision. Multiple sclerosis can be severely debilitating; long-term disability is a common outcome. In severe cases, reduced motor strength may confine the patient to a wheelchair. Multiple sclerosis is widely believed to be caused by the attack of a patient's antigen-specific T-cells on the protective myelin sheath surrounding nerve cells in the central nervous system. According to the National Multiple Sclerosis Society, there are approximately 250,000 reported cases of multiple sclerosis in the United States.

    Preclinical animal studies which we performed in an experimental rodent model of multiple sclerosis have demonstrated that administration of our proprietary Apogen multiple sclerosis drug candidate, MP4, at the time of disease induction, effectively prevents the development of severe neurologic disease. These studies also demonstrated that administration of MP4 after the onset of disease ameliorates established disease by both eliminating disease-causing T-cells and by inducing other T-cells to further suppress inflammation.

    In February 1998, we filed an IND with the FDA for MP4 for the treatment of patients suffering from multiple sclerosis. After completion of additional preclinical studies and amendment of the clinical protocol in line with the preferred route of administration, we may initiate a Phase I/II clinical trial in multiple sclerosis patients.

    THE UNIGRAFT XENOTRANSPLANTATION PROGRAM

    Most transplant procedures today are whole organ transplants. We believe that there is a far greater number of patients with medical disorders, such as Parkinson's disease and spinal cord injury, that are caused by the functional loss of highly specialized cells. The number of these patients is likely to grow due to both the aging of the population, with subsequent increase in the incidence of degenerative diseases, as well as the increasing incidence of trauma. Therefore, cell transplantation could be an important benefit to a large number of previously untreated, or severely under-treated patients suffering from severe medical disorders. However, since there are no human donors of such specialized cells, there is currently no available supply of such cells for replacement therapy. Further, the immune system prevents the transplantation of cells from other species, known as xenografts, as they are recognized by the immune system as foreign and they are rejected. We are developing a portfolio of UniGraft immunoregulatory technologies designed to permit the therapeutic transplantation of such cells without rejection.

    Although approximately 20,000 people received whole organ transplants in the United States in 1998, there are many times that number of patients who have disorders that may be amenable to cell or tissue transplantation. It is estimated that this broader population includes approximately 200,000 patients suffering from spinal cord injury and 1.0 million individuals with Parkinson's disease. In particular, we believe that use of a safe and effective cell transplantation therapy for patients with spinal cord injury or Parkinson's disease would represent major therapeutic advances.

    In February 1999, we terminated our collaboration agreement with US Surgical under which we were jointly developing a xenotransplantation program. As part of the termination, we obtained the exclusive rights to that program. We also acquired manufacturing assets that had been developed by US Surgical in connection with the program. We financed the purchase of the manufacturing assets through a $3.9 million term note payable to US Surgical. Interest is 6.0% per year and is payable quarterly. The principal balance under the note is due in May 2005. Security for this term note is the manufacturing assets that we purchased.

    NEUROLOGIC CELL TRANSPLANTATION

    We have developed methods of blocking the immune system which are designed to permit the replacement of damaged human brain and other neurologic cells with potentially highly therapeutic genetically modified porcine cells.

    Rejection of non-human tissue by patients is generally believed to occur in two stages:

    - hyperacute phase, which is very rapid, extending from minutes to hours;
      and

    - acute phase, which is somewhat less rapid, extending from days to months.

    Hyperacute rejection is generally believed to be mediated by naturally-occurring antibodies in the patient, most of which target a sugar antigen uniquely present on the surface of non-human tissue but not on the patient's own tissue. After binding to the foreign tissue, these antibodies stimulate the activation of the recipient's inactive complement proteins on the surface of the donor tissue with subsequent destruction of the donor tissue. Subsequently, acute rejection of xenografts is generally believed to be mediated by white blood cells.

    We are designing UniGraft cell products to resist complement/antibody-mediated hyperacute rejection. We have commenced preclinical studies employing the UniGraft technologies during transplantation of genetically modified and proprietary porcine cells that are resistant to destruction by human complement proteins. We are currently focusing our immunoregulatory and molecular engineering technologies primarily on the development of UniGraft cells to treat Parkinson's disease and injuries to the spinal cord.

    SPINAL CORD INJURY

    In spinal cord injury patients, conduction of nerve signals between the brain and those nerve cells below the injury site in the spinal cord is blocked. These patients experience impaired or loss of normal bodily functions, including the sense of touch and the ability to move. Since the level of injury differs between patients, the degree and type of impairment also differs. Motor vehicle crashes are the leading cause of spinal cord injury in the U.S. Additionally, patients may develop spinal cord injury following traumatic injuries or, less commonly, following an autoimmune disorder known as transverse myelitis. According to the National Spinal Cord Injury Association, approximately 200,000 individuals in the United States suffer from debilitating spinal cord injury.

    Steroids are the most common therapy for patients with spinal cord injury. If administered to a patient within a very short time following the injury, steroids are believed to limit initial swelling in the area of the injury. However, steroid administration is not believed to allow nerve cells to regenerate nor is it believed to reverse existing clinical disability.

    Our UniGraft spinal cord injury cell therapy candidate, UniGraft-SCI, consists of genetically modified pig cells. In preclinical rodent models of spinal cord injury, these cells have been shown to:

    - engraft at sites of spinal cord injury;

    - ensheath damaged nerve cells with a protective myelin sheath; and

    - restore conduction following partial cutting of the spinal cord.

    We are currently performing additional preclinical studies in this program and optimizing manufacturing methods.

PARKINSON'S DISEASE

Parkinson's disease is a progressive neurological disorder that is characterized by a decrease in spontaneous movements and an increase in tremor. Nerve cells in the brain which produce dopamine degenerate in these patients. Dopamine is an important messenger in the brain without which normal neurological activities are impaired. According to the National Parkinson Foundation, Parkinson's disease is currently believed to affect over 1.0 million Americans.

    The current drugs for Parkinson's disease act to non-specifically increase dopamine throughout the body but can cause harmful side effects. We believe that these therapies are unable to adequately restore levels of dopamine specifically in damaged areas of the brain.

    Our UniGraft Parkinson's disease cell therapy candidate, UniGraft-PD, consists of genetically modified pig cells that, after transplant into rodents with Parkinson's disease-like lesions:

    - engraft into the brain;

    - extend and make connections with the damaged areas of the brain;

    - locally produce enzymes to restore dopamine levels; and

    - restore brain function.

    We are currently performing additional preclinical studies in this program and optimizing manufacturing methods.

STRATEGIC ALLIANCE WITH PROCTER & GAMBLE

    In January 1999, we entered into an exclusive collaboration with Procter & Gamble to develop and commercialize 5G1.1-SC. Under this collaboration, we will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, myocardial infarction and angioplasty. Procter & Gamble has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. In addition, under this agreement, Procter & Gamble has agreed to pay us up to $95 million in payments, which include a non-refundable upfront license fee, as well as milestone and research and development support payments. In addition, we will receive royalties on worldwide sales of 5G1.1-SC for all indications. We also have a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. We share co-promotion rights with Procter & Gamble to sell, market and distribute 5G1.1-SC in the United States, and have granted Procter & Gamble the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States. Through July 31, 1999, we received $17.8 million from Procter & Gamble, including a non-refundable upfront license fee of $10.0 million and $7.8 million in research and development support payments. Our collaboration with Procter & Gamble does not involve any of our other product candidates.

GRANTS FROM ADVANCED TECHNOLOGY PROGRAM AND NATIONAL INSTITUTE OF STANDARDS AND
  TECHNOLOGY

    In August 1995, we were awarded cost-shared funding from the U.S. Commerce Department's National Institute of Standards and Technology under its Advanced Technology Program. Through the program, we may receive up to approximately $2.0 million over three years to support our UniGraft cell, tissue, and organ transplantation programs. Through July 31, 1999, we have received approximately $1.9 million under this award. In September 1998, the three-year period was amended to extend to September 1999.

    In November 1997, both ourselves and US Surgical were awarded a three-year $2.0 million cooperative agreement from NIST under its Advanced Technology Program for funding a joint xenotransplantation project. In February 1999, this funding was amended to a single company award to us with our reacquisition of the rights to all aspects of our xenotransplantation program from US Surgical which had been acquired by Tyco International Ltd. Through July 31, 1999, we had received approximately $322,000 under this award.

    In October 1998, we were granted our third award under this program, a three-year grant supporting product development within our neurologic disorder transplantation program. Through the program, we may receive up to approximately $2.0 million over three years to support our UniGraft program to develop a spinal cord injury product within our neurologic disorder xenotransplantation program.

    In October 1999, we were granted our fourth award under this program, a three-year grant supporting product development within our UniGraft program. Through the program, we may receive up to approximately $2.0 million over three years to support our production of UniGraft products.

MANUFACTURING

    We obtain drug product to meet our requirements for preclinical studies using both internal and third-party contract manufacturing capabilities. At our headquarters in New Haven, Connecticut, we have pilot manufacturing facilities suitable for the fermentation and purification of certain of our recombinant compounds for clinical studies. Our pilot plant has the capacity to manufacture under cGMP regulations. We have also secured the production of clinical supplies of certain other recombinant products through third-party manufacturers. In each case, we have contracted product finishing, vial filling, and packaging through third parties.

    To date, we have not invested in the development of commercial manufacturing capabilities. Although we have established a pilot manufacturing facility for the production of material for clinical trials for certain of our potential products, we do not have sufficient capacity to manufacture more than one drug candidate at a time or to manufacture our drug candidates for later stage clinical development or commercialization. In the longer term, we may contract the manufacture of our products for commercial sale or may develop large-scale manufacturing capabilities for the commercialization of some of our products. The key factors which will be given consideration when making the determination of which products will be manufactured internally and which through contractual arrangements will include the availability and expense of contracting this activity, control issues and the expertise and level of resources required for us to manufacture products. If we are unable to develop or contract for additional manufacturing capabilities on acceptable terms, our ability to conduct human clinical testing will be materially adversely affected, resulting in delays in the submission of products for regulatory approval and in the initiation of new development programs, which could have a material adverse effect on our competitive position and our prospects for achieving profitability. In addition, as our product development efforts progress, we will need to hire additional personnel skilled in product testing and regulatory compliance.

SALES AND MARKETING

    We currently have no sales, marketing, or distribution capabilities. We will need to establish or contract these capabilities to commercialize successfully any of our drug candidates. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. Under our collaboration agreement, Procter & Gamble is obligated to sell, market and distribute worldwide 5G1.1-SC for all approved indications. We share with Procter & Gamble co-promotion rights for 5G1.1-SC in the United States. For other future drug products, as well as for 5G1.1-SC in the United States, we may elect to establish our own specialized sales force and marketing organization to market our products.

PATENTS AND PROPRIETARY RIGHTS

    We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements to our technologies that are considered important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

    We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have exclusively licensed several additional U.S. patents and patent applications. Of our owned and exclusively licensed patents and patent applications as of July 31, 1999, 13 relate to technologies or products in the C5 Inhibitor program, seven relate to the Apogen program, and 21 relate to the UniGraft program.

    Our success will depend in part on our ability to obtain United States and foreign patent protection for our products, to preserve our trade secrets and proprietary rights, and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the health care industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

    We are aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single-chain antibodies and genetically engineered animals. We have received notice from certain of these parties regarding the existence of certain of these patents which the owners claim may be relevant to the development and commercialization of certain of our proposed products. With respect to certain of these patents which we believe are relevant for the expeditious development and commercialization of certain of our products as currently contemplated, we have acquired licenses. With regard to certain other patents, we have either determined in our judgment that our products do not infringe the patents or have identified and are testing various approaches which we believe should not infringe the patents and which should permit commercialization of our products.

    It is our policy to require our employees, consultants, members of our scientific advisory board, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements provide that all confidential information developed or made known during the course of relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

GOVERNMENT REGULATION

    The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our products will be regulated by the FDA as biologics.

    The steps required before a novel biologic may be approved for marketing in the United States generally include:

    (1) preclinical laboratory tests and IN VIVO preclinical studies;

    (2) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

    (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

    (4) the submission to the FDA of a biologics license application or BLA; and

    (5) FDA review and approval of such application.

    The testing and approval process requires substantial time, effort and financial resources. We cannot be certain that any approval will be granted on a timely basis, if at all. Prior to and following approval, if granted, the establishment or establishments where the product is manufactured are subject to inspection by the FDA and must comply with cGMP requirements enforced by the FDA through its facilities inspection program. Manufacturers of biological materials also may be subject to state regulation.

    Preclinical studies include animal studies to evaluate the mechanism of action of the product, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time requests an extension to review or raises concerns about the conduct of the trials as outlined in the application. In such latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

    Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail many items, including:

    - the objectives of the study;

    - the parameters to be used to monitor safety; and

    - the efficacy criteria to be evaluated.

    Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be reviewed and approved by an independent institutional review board, prior to the recruitment of subjects.

    Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacodynamics and pharmacokinetics. Phase II usually involves studies in a limited patient population to:

    - evaluate preliminarily the efficacy of the drug for specific, targeted indications;

    - determine dosage tolerance and optimal dosage; and

    - identify possible adverse effects and safety risks.

    Phase III trials are undertaken to further evaluate clinical efficacy and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific time period, if at all, with respect to any products being tested by a sponsor. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

    The results of the preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval for the marketing of the product. The FDA may deny approval of the application if applicable regulatory criteria are not satisfied, or if additional testing or information is required. Post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. FDA approval of any application may include many delays or never be granted. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Among the conditions for approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP requirements. These requirements must be followed at all times in the manufacture of the approved product. In complying with these requirements, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

    Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the review process, or at any time afterward, including after approval, may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the license holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, its manufacturer, or the license holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

    For clinical investigation and marketing outside the United States, we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above as well as country-specific regulations.

    No xenotransplantation-based therapeutic product has been approved for sale by the FDA. The FDA has not yet established definitive regulatory guidelines for xenotransplantation, but has proposed interim guidelines in an attempt to reduce the risk of contamination of transplanted organ and cellular products with infectious agents. Definitive guidelines in the United States may never be issued, if at all. Current companies involved in this field, including ourselves, may not be able to comply with any federal final definitive guidelines that may be issued.

COMPETITION

    Currently, many companies, including major pharmaceutical and chemical companies as well as specialized biotechnology companies, are engaged in activities similar to our activities. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures. Many of these entities may have:

    - substantially greater financial and other resources;

    - larger research and development staffs;

    - in the case of universities, lower labor costs; and/or

    - more extensive marketing and manufacturing organizations.

    Many of these companies have significant experience in preclinical testing, human clinical trials, product manufacturing, marketing and distribution and other regulatory approval procedures. They may also have a greater number of significant patents and greater legal resources to seek remedies for cases of alleged infringement of their patents by us to block, delay, or co-opt our own drug development process.

    We compete with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biotechnology companies have focused their developmental efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us; in some instances these products have already entered clinical trials. Other companies are engaged in research and development based on complement proteins, T-cell therapeutics, gene therapy and xenotransplantation.

    Each of Avant Immunotherapeutics, Inc., Leukosite Inc., Abbott Laboratories, Gliatech Inc. and Biocryst Pharmaceuticals Inc. has publicly announced intentions to develop complement inhibitors to treat diseases related to trauma, inflammation or certain brain or nervous system disorders. Avant has initiated clinical trials for a proposed complement inhibitor to treat acute respiratory distress syndrome, myocardial infarction, and lung transplantation. We are aware that Pfizer, Inc., SmithKline Beecham Plc, and Merck & Co., Inc. are also attempting to develop complement inhibitor therapies. We believe that our potential C5 Inhibitors differ substantially from those of our competitors due to our compounds' demonstrated ability to specifically intervene in the complement cascade at what we believe to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

    We further believe that, under conditions of inflammation, a complement inhibitor compound which only indirectly addresses the harmful activity of complement may be bypassed by pathologic mechanisms present in the inflamed tissue. Each of Bayer AG, Immunex Corp., Pharmacia & Upjohn Inc. and Rhone-Poulenc SA sells a product which is used clinically to reduce surgical bleeding during cardiopulmonary bypass surgery, but has little beneficial effect on other significant inflammatory morbidities associated with cardiopulmonary bypass surgery. We believe that each of these drugs does not significantly prevent complement activation and subsequent inflammation that lead to organ damage and blood loss during cardiopulmonary bypass surgery, but instead each drug attempts to reduce blood loss by shifting the normal blood thinning/blood clotting balance in the blood towards enhanced blood clotting.

    Nextran Inc., a subsidiary of Baxter International Inc., and Imutran Ltd., a wholly-owned subsidiary of Novartis Pharma AG, are seeking to develop pig cell xenograft technology. Novartis Pharma AG is also collaborating with Biotransplant Inc. to commercially develop xenograft organs. We are aware that Diacrin Inc. and Genzyme Tissue Repair, Inc. are working in this field.

EMPLOYEES

    As of October 1, 1999, we had 90 full-time employees, of which 81 were engaged in research, development, manufacturing, and clinical development, and nine in administration and finance. Doctorates are held by 28 of our employees. Each of our employees has signed a confidentiality agreement.

ITEM 2. PROPERTIES.

FACILITIES

    Our headquarters, research and development facility, and pilot manufacturing facility are located in New Haven, Connecticut, within close proximity to Yale University. At this facility, we lease and occupy a total of approximately 60,000 square feet of space, which includes approximately 30,000 square feet of research laboratories and 10,000 square feet of space dedicated to the pilot manufacturing facility. We lease our facilities under three operating leases which expired in December 1997, June 1998, and March 1999. We are currently continuing the leases on a month-to-month basis while lease extensions are under discussion. Current monthly rental on the facilities is approximately $36,000.

    Our pilot manufacturing plant is currently being utilized for producing compounds for our current clinical trials. We believe the laboratory space will be adequate for our current research and development activities. In addition through a wholly-owned subsidiary, we own a transgenic manufacturing facility located in the Northeast.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on The Nasdaq National Market under the symbol "ALXN." The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated since August 1, 1997.

FISCAL 1998                                                     HIGH       LOW
-----------                                                   --------   --------
First Quarter
  (August 1, 1997 to October 31, 1997)......................   $16.00     $ 9.25
Second Quarter
  (November 1, 1997 to January 31, 1998)....................   $14.88     $ 9.88
Third Quarter
  (February 1, 1998 to April 30, 1998)......................   $15.00     $12.13
Fourth Quarter
  (May 1, 1998 to July 31, 1998)............................   $13.75     $ 8.00

FISCAL 1999                                                      HIGH        LOW
First Quarter
  (August 1, 1998 to October 31, 1998)......................   $10.25     $ 5.50
Second Quarter
  (November 1, 1998 to January 31, 1999)....................   $17.75     $ 8.38
Third Quarter
  (February 1, 1999 to April 30, 1999)......................   $14.25     $ 8.38
Fourth Quarter
  (May 1, 1999 to July 31, 1999)............................   $12.75     $ 8.75

    As of October 1, 1999, we had 158 stockholders of record of our common stock and an estimated 2,500 beneficial owners. The closing sale price of our common stock on October 1, 1999 was $15.19 per share.

DIVIDEND POLICY

    We have never paid cash dividends. We do not expect to declare or pay any dividends on our common stock in the foreseeable future. We intend to retain all earnings, if any, to invest in our operations. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL YEAR ENDED JULY 31,
                                                  ----------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:        1999       1998       1997       1996       1995
                                                  -------    -------    -------    -------    -------
Contract research revenues......................  $18,754    $ 5,037    $ 3,811    $ 2,640    $   136
                                                  -------    -------    -------    -------    -------
Operating expenses:
  Research and development......................   23,710     12,323      9,079      6,629      5,637
  General and administrative....................    2,953      2,666      2,827      1,843      1,592
                                                  -------    -------    -------    -------    -------
Total operating expenses........................   26,663     14,989     11,906      8,472      7,229
                                                  -------    -------    -------    -------    -------
Operating loss..................................   (7,909)    (9,952)    (8,095)    (5,832)    (7,093)
Other income (expense), net.....................    1,514      2,087        843        397        (29)
                                                  -------    -------    -------    -------    -------
Net loss........................................   (6,395)    (7,865)    (7,252)    (5,435)    (7,122)
Preferred stock dividends.......................       --       (900)        --         --         --
                                                  -------    -------    -------    -------    -------
Net loss applicable to common shareholders......  $(6,395)   $(8,765)   $(7,252)   $(5,435)   $(7,122)
                                                  =======    =======    =======    =======    =======
Net loss per common share, basic and diluted....  $ (0.57)   $ (0.87)   $ (0.97)   $ (1.02)   $ (2.02)
                                                  =======    =======    =======    =======    =======
Shares used in computing net loss per common
  share.........................................   11,265     10,056      7,451      5,351      3,528
                                                  =======    =======    =======    =======    =======

                                                                     AS OF JULY 31,
                                                  ----------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                   1999       1998       1997       1996       1995
                                                  -------    -------    -------    -------     ------
Cash, cash equivalents, and marketable
  securities....................................  $28,328    $37,494    $22,749    $18,598     $5,701
Total current assets............................   35,662     37,840     22,981     19,064      5,874
Total assets....................................   44,374     42,085     24,260     20,454      7,927
Notes payable, less current portion.............    4,383        832         --        128        456
Total stockholders' equity......................   33,301     39,190     21,846     18,285      5,119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS WHICH MAY CAUSE OUR PLANS AND RESULTS TO DIFFER SIGNIFICANTLY FROM PLANS AND RESULTS DISCUSSED IN FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS" ATTACHED HERETO AS EXHIBIT 99.

OVERVIEW

    Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research and product development. In 1998, we began to focus more of our resources to clinical testing and trials. We are conducting clinical trials of our two lead product candidates, 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery and 5G1.1 for the chronic treatment of rheumatoid arthritis and membranous nephritis. To date, we have not received any revenues from the sale of products. We have incurred operating losses since our inception. As of July 31, 1999, we had an accumulated deficit of $47.0 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with:

    - product research and development;

    - preclinical studies and clinical testing;

    - regulatory activities;

    - manufacturing development and scale-up; and

    - developing a sales and marketing force.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JULY 31, 1999, 1998 AND 1997

    We earned contract research revenues of $18.8 million for the fiscal year ended July 31, 1999, $5.0 million for the fiscal year ended July 31, 1998, and $3.8 million for the fiscal year ended July 31, 1997. The increase in the fiscal year ended July 31, 1999 as compared to the fiscal year ended July 31, 1998 was primarily due to a non-refundable license fee of $10.0 million which we received from Procter & Gamble in February 1999 in exchange for rights to sell, market and distribute 5G1.1-SC. Additionally, during fiscal year ended July 31, 1999, we received $7.8 million in contract revenues from Procter & Gamble under our collaborative research and development agreement. The increase in the fiscal year ended July 31, 1998 as compared to the fiscal year ended July 31, 1997 was primarily due to revenues of $3.5 million which we received from United States Surgical Corporation in exchange for licensing rights and other xenotransplantation manufacturing assets. The revenues in the fiscal year ended July 31, 1997 consisted principally of contract revenues of $1.8 million from US Surgical and $1.1 million from Genetic Therapy, Inc., a subsidiary of Novartis.

    During the fiscal year ended July 31, 1999, we incurred expenses of $23.7 million, on research and development activities. In the fiscal year ended July 31, 1998, we incurred expenses of $12.3 million, and in the fiscal year ended July 31, 1997 we incurred expenses of $9.1 million in research and development activities.

    Our increase in research and development expenses in the fiscal year ended July 31, 1999 as compared to the fiscal year ended July 31, 1998 was primarily attributable to an expansion of the clinical trials of our lead C5 Inhibitor product candidates and process manufacturing development for our C5 Inhibitor product candidates. In the fiscal year ended July 31, 1998, research and development expenses increased $3.2 million as compared to the fiscal year ended
July 31, 1997 due principally to expanded preclinical development of our research programs and process development for our C5 Inhibitor and Apogen product candidates.

    Our general and administrative expenses were $3.0 million for the fiscal year ended July 31, 1999, $2.7 million for the fiscal year ended July 31, 1998, and $2.8 million for the fiscal year ended July 31, 1997. The increase in general and administrative expenses in the fiscal year ended July 31, 1999 was primarily related to higher recruiting expenses, legal expenses related to business development and patent costs in the fiscal year ended July 31, 1999 as compared to the fiscal year ended July 31, 1998. The decrease in general and administrative expenses in the fiscal year ended July 31, 1998 was primarily related to lower legal and patent costs in the fiscal year ended July 31, 1998 as compared to the fiscal year ended July 31, 1997.

    Other income (expense), net, representing primarily net investment income, was $1.5 million for the fiscal year ended July 31, 1999, $2.1 million for the fiscal year ended July 31, 1998, and $843,000 for the fiscal year ended
July 31, 1997. The decrease in the fiscal year ended July 31, 1999 was due to lower cash balances available for investment as compared to the fiscal year ended July 31, 1998. The increase in the fiscal year ended July 31, 1998 was due to higher cash balances available for investment as compared to the fiscal year ended July 31, 1997.

    As a result of the above factors, we had incurred net losses of $6.4 million for the fiscal year ended July 31, 1999, $7.9 million for the fiscal year ended July 31, 1998, and $7.3 million for the fiscal year ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception in January 1992, we have financed our operations and capital expenditures principally through private placements of our common and preferred stock, an initial public offering of our common stock, equipment and leasehold improvements financing, other debt financing and payments under corporate collaborations.

    In the fiscal year ended July 31, 1998, we financed the purchase of laboratory and process development equipment and leasehold improvements through a $1.2 million secured term loan from a commercial bank. Principal payments of $92,000 are payable quarterly through August 2001. As of July 31, 1999, the outstanding balance on this term loan was $831,000. Principal is due with interest at a variable rate which is reset quarterly. As of July 31, 1999, the annualized interest rate was 7.1%. The term loan agreement requires us to maintain a restricted cash balance equal to 115.0% of the outstanding loan balance plus accrued interest in an interest earning money market account as security for the note.

    In February 1999, we acquired the manufacturing assets, principally land, buildings and laboratory equipment, for the xenotransplantation program developed by US Surgical. We financed the purchase of the manufacturing assets through a $3.9 million term note payable to US Surgical. Interest is 6.0% per annum and is payable quarterly. The principal balance under the note is due in May 2005. Security for this term note is the manufacturing assets that we purchased.

    As of July 31, 1999, our cash, cash equivalents, and marketable securities totaled $28.3 million. At July 31, 1999, our cash and cash equivalents consisted of $24.2 million of cash we hold in short-term highly liquid investments with original maturities of less than three months. As of July 31, 1999, we have invested $10.8 million in property and equipment to support our research and development efforts. We anticipate our research and development expense will increase significantly for the foreseeable future to support our clinical and manufacturing development of our product candidates.

    We lease our administrative office and research and development facilities under three operating leases which expired in December 1997, June 1998 and March 1999. We are currently continuing the leases on a month-to-month basis while participating in ongoing discussions for new leases of our current facilities.

    Procter & Gamble has agreed to fund all clinical testing of our C5 Inhibitor, 5G1.1-SC, initially for use in cardiopulmonary bypass surgery, myocardial infarction and angioplasty. The Procter & Gamble collaboration does not involve any of our other product candidates.

    We anticipate that our existing available capital resources and interest earned on available cash and marketable securities should be sufficient to fund our operating expenses and capital requirements as currently planned for at least the next 18 months. While we currently have no material commitments for capital expenditures, our future capital requirements will depend on many factors, including:

    - progress of our research and development programs;

    - progress and results of clinical trials;

    - time and costs involved in obtaining regulatory approvals;

    - costs involved in obtaining and enforcing patents and any necessary licenses;

    - our ability to establish development and commercialization relationships; and

    - costs of manufacturing scale-up.

    We expect to incur substantial additional costs, for:

    - research;

    - preclinical studies and clinical testing;

    - manufacturing process development;

    - additional capital expenditures related to personnel, and facilities expansion; and

    - manufacturing requirements.

    In addition to funds we may receive from our collaboration with Procter & Gamble, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of our product candidates. In addition, if and when we achieve contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to a maximum of $2.0 million. Our additional financing may include public or private debt or equity offerings, bank loans and/or collaborative research and development arrangements with corporate partners.

    For tax reporting purposes, as of July 31, 1999, we had approximately
$44.1 million of federal net operating loss carryforwards which expire through 2019 and $2.2 million of tax credit carryforwards which expire commencing in fiscal 2008. Provisions of the Tax Reform Act of 1986 may limit our ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including a provision relating to cumulative changes in ownership interests in excess of 50% over a three-year period. We cannot assure you that our ability to utilize the net operating loss and tax credit carryforwards in future years will not be limited as a result of a change in ownership.

YEAR 2000

    The Year 2000 issue, or Y2K, refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits. On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, perform laboratory analyses, or engage in similar business activities.

    We are a biotechnology company and our proposed product candidates are not software or computer based. Therefore, our proposed products are not directly impacted by the Y2K problem. Our exposure to potential risks from this problem involves computer and information technology systems, and other systems which include embedded technology using date sensitive programs such as for:

    - heating, ventilation, air conditioning, or HVAC;

    - scientific instrumentation; and

    - laboratory facilities.

    Our internal information systems consist of off-the-shelf accounting and e-mail systems, off-the-shelf application programs such as spreadsheet, word processing, graphics, database management, and presentation software, and certain instrumentation/data acquisition software. Non-informational technology systems consist of HVAC and telecommunications.

    We have taken actions to minimize the impact of the Y2K problem on our systems and operations, excluding a systemic failure outside our control, such as a prolonged loss of electrical or telephone service. We have inventoried and reviewed our systems, scientific instrumentation, and laboratory facilities, including querying third parties that have a material relationship with us, to ascertain Y2K compliance. Our review included examining information from our equipment and software vendors, literature supplied with software, and test evaluations of our systems. Based upon our work and knowledge to date, which included updating various software programs, we believe that the risk is minimal that our internal systems, scientific instrumentation, and laboratory facilities will be materially impacted by Y2K non-compliance disruptions. Most of our existing systems, scientific instrumentation, and laboratory facilities are Y2K compliant or are expected to be Y2K compliant by December 31, 1999.

    Vendors for our off-the-shelf applications, including our accounting and e-mail systems, have informed us that their products are Y2K compliant. To date, our review has not disclosed otherwise. We have no reason to believe that these applications are not Y2K compliant. If these applications are not Y2K compliant, we expect, but cannot be certain, that the vendors will make appropriate upgrades available to all of their customers at no cost or at minimal cost. We believe that if it were necessary to replace our off-the-shelf software applications, such software could be replaced at reasonable costs. For example, the approximate replacement cost of our e-mail system would be $10,000.

    We have identified a Y2K problem in our HVAC system. We have engaged an outside contractor to correct the Y2K problem. We believe that the cost of correcting this problem will be approximately $20,000 and expect the problem to be corrected in December 1999 during a regularly scheduled maintenance cycle. As a result of our personnel expansion, we upgraded our telecommunication system, whether or not it had a Y2K problem. The cost of this upgrade, which is Y2K compliant, was approximately $35,000 and also provided for future enhancements.

    With regard to third-party risks, we continue to assess Y2K risks. Third parties include research suppliers and partners, manufacturers, research organizations and clinical study administrators. Our vendors and suppliers have indicated that they will make every effort to be Y2K compliant before December 31, 1999, but that no guarantees can be given. We have, for example, been informed by our outside payroll processor that their payroll system is Y2K compliant. We expect third parties to honor their contractual obligations.

    The majority of our material third-party contracts relate to sites for clinical trials of our product candidates, research and development, and our collaboration with Procter & Gamble. We believe that there is no readily available replacement for our collaboration agreement with Procter & Gamble. We further believe that it would be difficult, time consuming, and costly to find alternative clinical sites and research arrangements. We will continue to work with third parties to identify and resolve any problems with Y2K compliance.

    In a worst case scenario, we could experience delays in receiving research and development and manufacturing supplies as well as managing and accessing data on patients enrolled in clinical studies. These delays could slow clinical development and research and development programs, or impact our ability to effectively manage and monitor these programs. These delays could also have an adverse impact on our stock price. Based on the information and assessments to date, no contingency plans have been developed.

    Any Y2K compliance problems which arise could materially and adversely affect our business, results of operations, or cash flow. We will continue to identify all Y2K problems that could materially adversely affect our business operations. However, it is not possible to determine with complete certainty that all Y2K problems affecting us or third parties which have a material relationship with us, have been identified. It is not possible to insure economically against all conceivable risks.

    To date, we have incurred less than $5,000 in costs associated with our Y2K program. This excludes the costs of older computer and scientific instrumentation that have been replaced in the ordinary course as such systems are upgraded or expanded. We believe that the costs associated with repairs or upgrades and verification of our internal systems to become Y2K compliant will not be more than $50,000. We believe that all such repairs or upgrades and verification will be complete in December 1999 with the repair and upgrade to our HVAC system discussed above. We expect to fund all these expenses from working capital.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Interest income on the Company's marketable securities is carried in "Other income (expense)." The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's marketable securities are held for purposes other than trading. The marketable securities as of July 31, 1999, had maturities of less than two years. The weighted-average interest rate on marketable securities at July 31, 1999 was 5.7%. The fair value of marketable securities held at July 31, 1999 was $4.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and supplementary data of the Company required in this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

    Set forth below is certain information regarding our executive officers, directors and key employees:

NAME                                          AGE                POSITION WITH ALEXION
----                                        --------             ---------------------
John H. Fried, Ph.D.(1) ..................     70      Chairman of the Board of Directors
Leonard Bell, M.D.(1) ....................     41      President, Chief Executive Officer,
                                                       Secretary, Treasurer, Director
David W. Keiser...........................     48      Executive Vice President, Chief Operating
                                                       Officer
Louis A. Matis, M.D. .....................     49      Senior Vice President, Chief Scientific
                                                       Officer
Stephen P. Squinto, Ph.D. ................     43      Senior Vice President, Chief Technology
                                                       Officer
Barry P. Luke.............................     41      Vice President of Finance and
                                                       Administration, Assistant Secretary
Nancy Motola, Ph.D. ......................     47      Vice President of Regulatory Affairs and
                                                       Quality Assurance
James A. Wilkins, Ph.D. ..................     47      Vice President of Process Sciences and
                                                       Manufacturing
William Fodor, Ph.D.(2) ..................     41      Senior Director of Xenotransplantation
Christopher F. Mojcik, M.D., Ph.D.(2) ....     39      Senior Director of Clinical Development
Scott A. Rollins, Ph.D.(2) ...............     36      Senior Director of Project Management and
                                                       Drug Development
Jerry T. Jackson..........................     58      Director
Max Link, Ph.D.(1)(3) ....................     59      Director
Joseph A. Madri, Ph.D., M.D. .............     53      Director
Leonard Marks, Jr., Ph.D.(3) .............     78      Director
Eileen M. More............................     53      Director
R. Douglas Norby..........................     64      Director
Alvin S. Parven(3)........................     59      Director

------------------------

    (1)  Member of our nominating committee.

    (2)  Key employee.

    (3)  Member of our audit committee and our compensation committee.

    Each director will hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of the board of directors. Each of our executive officers is a party to an employment agreement with us.

    JOHN H. FRIED, PH.D. has been the Chairman of our board of directors of Alexion since April 1992. Since 1992, Dr. Fried has been President of Fried & Co., Inc., a health technology venture firm. Dr. Fried was a director of Syntex Corp., a life sciences and health care company, from 1982 to 1994 and he served as Vice Chairman of Syntex from 1985 to January 1993 and President of the Syntex Research Division from 1976 to 1992. Dr. Fried has originated more than 200 U.S. Patents and has authored more than 80 scientific publications. Dr. Fried received his B.S. in Chemistry and Ph.D. in Organic Chemistry from Cornell University.

    LEONARD BELL, M.D. is the principal founder of Alexion, and has been a director of Alexion since February 1992 and the Company's President and Chief Executive Officer, Secretary and Treasurer since January 1992. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the Program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was the recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and three patent applications. Dr. Bell is a director of the Connecticut Technology Council and Connecticut United for Research Excellence, Inc. He also served as a director of the Biotechnology Research and Development Corporation from 1993 to 1997. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine.
Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at Yale University School of Medicine.

    DAVID W. KEISER has been Executive Vice President and Chief Operating Officer of Alexion since July 1992. From 1990 to 1992, Mr. Keiser was Senior Director of Asia Pacific Operations for G.D. Searle & Company Limited, a manufacturer of pharmaceutical products. From 1986 to 1990, Mr. Keiser was successively Licensing Manager, Director of Product Licensing and Senior Director of Product Licensing for Searle. From 1984 to 1985, Mr. Keiser was New Business Opportunities Manager for Mundipharma AG, a manufacturer of pharmaceutical products, in Basel, Switzerland where he headed pharmaceutical licensing and business development activities in Europe and the Far East. From 1978 to 1983, he was Area Manager for F. Hoffmann La Roche Ltd., a manufacturer of pharmaceutical products, in Basel, Switzerland. Mr. Keiser received his B.A. from Gettysburg College.

    LOUIS A. MATIS, M.D. has been the Senior Vice President and Chief Scientific Officer since March 1998 and Vice President of Research, Immunobiology, of Alexion from August 1994 to March 1998. From January 1993 to July 1994,
Dr. Matis served as the Director of our Program in Immunobiology. Prior to joining Alexion, from 1977 to 1992, Dr. Matis held various appointments at the NIH and the FDA. From 1990 to 1992, Dr. Matis was a Senior Investigator in the Laboratory of Immunoregulation at the National Cancer Institute and from 1987 to 1990 he was a Senior Staff Fellow in the Molecular Immunology Laboratory at the Center for Biologics Evaluation and Research associated with the FDA. Dr. Matis is the author of more than 100 scientific papers in the fields of T-cell biology. Dr. Matis has received numerous awards including the NIH Award of Merit. Dr. Matis received his B.A. from Amherst College and M.D. from the University of Pennsylvania Medical School.

    STEPHEN P. SQUINTO, PH.D. is a founder of Alexion and has held the positions of Senior Vice President and Chief Technical Officer since March 1998, Vice President of Research, Molecular Sciences, from August 1994 to March 1998, Senior Director of Molecular Sciences from July 1993 to July 1994 and Director of Molecular Development from April 1992 to July 1993. From 1989 to 1992,
Dr. Squinto held various positions at Regeneron Pharmaceuticals, Inc., most recently serving as Senior Scientist and Assistant Head of the Discovery Group. From 1986 to 1989, Dr. Squinto was an Assistant Professor of Biochemistry and Molecular Biology at Louisiana State University Medical Center. Dr. Squinto's work has led to over 70 scientific papers in the fields of gene regulation, growth factor biology and gene transfer. Dr. Squinto's work is primarily in the fields of regulation of eukaryotic gene expression, mammalian gene expression systems and growth receptor and signal transduction biology. Dr. Squinto also serves as a Director of the BRDC since 1997. Dr. Squinto received his B.A. in Chemistry and Ph.D. in Biochemistry and Biophysics from Loyola University of Chicago.

    BARRY P. LUKE has been Vice President of Finance and Administration since September 1998 and Senior Director of Finance and Administration of Alexion from August 1995 to September 1998 and prior thereto was Director of Finance and Accounting of the Company from May 1993. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President--Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1980 to 1985, Mr. Luke was employed by the General Electric Company where he held positions at GE's Corporate Audit Staff after completing GE's Financial Management Program. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

    NANCY MOTOLA, PH.D. has been the Vice President of Regulatory Affairs and Quality Assurance since 1998. From 1991 to 1998, Dr. Motola served as Assistant, Associate, and then Deputy Director, Regulatory Affairs for the Bayer Corporation Pharmaceutical Division where she was responsible for regulatory aspects of product development programs for cardiovascular, neuroscience, metabolic and oncology drugs and included drugs targeting arthritis, cardiac disorders, stroke and cognitive dysfunction. Dr. Motola has been responsible for the filing of numerous INDs, other regulatory submissions and has filed New Drug Applications for marketing approval resulting in three currently marketed drugs. Dr. Motola held regulatory affairs positions of increasing responsibility at Abbott Laboratories from 1989 to 1991 and at E.R. Squibb and Sons, Inc. from 1983 to 1989. She has also served as past Chairperson of the Regulatory Affairs Section of the American Association of Pharmaceutical Scientists. Dr. Motola received her B.A. from Central Connecticut State University and M.S. and Ph.D. degrees in medicinal chemistry from the University of Rhode Island.

    JAMES A. WILKINS, PH.D. has been Vice President of Process Sciences and Manufacturing of Alexion since September 1998 and has held the positions of Senior Director of Process Sciences from August 1996 to September 1998, Senior Director of Process Development from August 1995 to August 1996, and Director of Process Development from September 1993 to August 1995. From 1989 to 1993,
Dr. Wilkins was Group Leader of the Protein Chemistry Department at Otsuka America Pharmaceutical, Inc. From 1987 to 1989, Dr. Wilkins was a Scientist in Recovery Process Development at Genentech, Inc. and from 1982 to 1987, he was an Associate Research Scientist in the Thomas C. Jenkins Department of Biophysics at Johns Hopkins University. He is the author of more than 25 presentations and scientific articles in the fields of protein refolding and protein biochemistry. Dr. Wilkins received a B.A. in Biology from University of Texas and a Ph.D. in Biochemistry from University of Tennessee.

    WILLIAM FODOR, PH.D. has been Senior Director of Xenotransplantation since 1997. After joining Alexion in 1992, Dr. Fodor was a Staff Scientist from 1992 to 1994, Principal Scientist from 1994 to 1996, and Director of Xenotransplantation from 1996 to 1997. Dr. Fodor has been responsible for managing the preclinical development and manufacturing of our xenotransplantation product candidates. Prior to 1992, Dr. Fodor was a postdoctoral research fellow in the Section of Immunobiology at Yale University School of Medicine and at Biogen, Inc., a biopharmaceutical firm. Dr. Fodor's work has led to over 30 scientific papers and patents in the fields of immunobiology and molecular biology. Dr. Fodor received his B.S. in Genetics and Ph.D. in Molecular Genetics from the Ohio State University.

    CHRISTOPHER F. MOJCIK, M.D., PH.D. has been Senior Director of Clinical Development since joining Alexion in July 1998. From 1996 until July 1998, he was an Associate Director in the Metabolics/ Rheumatics Department at Bayer Corporation's Pharmaceuticals Division. Dr. Mojcik was responsible for Phase II and III development of certain arthritis programs and certain Phase IV programs in cardiopulmonary bypass. From 1993 to 1996, he was a Senior Staff Fellow in the Cellular Immunology Section of the Laboratory of Immunology in the NIAID at the NIH. From 1991 to 1993, he completed his Fellowship in Rheumatology in the National Institute of Arthritis and Musculoskeletal and Skin Diseases at the NIH. He received his B.A. from Washington University in St. Louis, Missouri, and his M.D. and Ph.D. from the University of Connecticut.

    SCOTT A. ROLLINS, PH.D. is a co-founder of Alexion and has been Senior Director of Project Management and Drug Development since August 1999, Senior Director of Complement Biology from 1997 to 1999, Director of Complement Biology from 1996 to 1997, Principal Scientist from 1994 to 1996, and Staff Scientist from 1992 to 1994. Since 1994, Dr. Rollins has been responsible for the preclinical development of our anti-inflammatory compound 5G1.1-SC. Since 1999, Dr. Rollins has been additionally responsible for the project management functions of 5G1.1-SC, currently under joint development with Procter & Gamble Pharmaceuticals. Prior to 1992, Dr. Rollins was a postdoctoral research fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rollins' work has led to over 50 scientific papers and patents in the fields of complement biology. He received his B.S. in Cytotechnology and Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center.

    JERRY T. JACKSON has been a director of Alexion since September 1999. He was employed by Merck & Co. Inc., a major pharmaceutical company, from 1965 until his retirement in 1995. During this time, he had extensive experience in sales, marketing and corporate management, including joint ventures. From 1993 until 1995, Mr. Jackson served as Executive Vice President of Merck with broad responsibilities for numerous operating groups--including Merck's International Human Health, Worldwide Human Vaccines, the AgVet Division, Astra/Merck U.S. Operations, as well as worldwide marketing. During 1993, he was also President of the Worldwide Human Health Division in 1993. He served as Senior Vice President of Merck from 1991 to 1992 responsible for Merck's Specialty Chemicals and previously, he was President of Merck's Sharp & Dohme International.
Mr. Jackson serves as a director of Cor Therapeutics, Inc., Molecular Biosystems, Inc., SunPharm Corporation, and Crescendo Pharmaceuticals Corporation. Mr. Jackson received his B.A. from University of New Mexico.

    MAX LINK, PH.D. has been a director of Alexion since April 1992. From
May 1993 to June 1994, Dr. Link was Chief Executive Officer of Corange (Bermuda), the parent company of Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy Orthopedics. From 1992 to 1993, Dr. Link was Chairman of the Board of Sandoz Pharma, Ltd., a manufacturer of pharmaceutical products. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including as President and Chief Executive Officer. Dr. Link is also a director of Protein Design Labs, Inc., Cell Therapeutics, Inc., and
Procept, Inc., each a publicly held pharmaceutical company, as well as Human Genome Sciences Inc., a genomics company.

    JOSEPH A. MADRI, PH.D., M.D. is a founder of Alexion and has been a director of Alexion since February 1992. Since 1980, Dr. Madri has been on the faculty of the Yale University School of Medicine and is currently a Professor of Pathology. Dr. Madri serves on the editorial boards of numerous scientific journals and he is the author of over 175 scientific publications. Dr. Madri works in the areas of regulation of angiogenesis, vascular cell-matrix interactions, cell-cell interactions, lymphocyte-endothelial cell interactions and endothelial and smooth muscle cell biology and has been awarded a Merit award from the National Institutes of Health. Dr. Madri received his B.S. and M.S. in Biology from St. John's University and M.D. and Ph.D. in Biological Chemistry from Indiana University.

    LEONARD MARKS, JR., PH.D. has been a director of Alexion since April 1992. Since 1985 Dr. Marks has served as an independent corporate director and management consultant. Dr. Marks serves on the board of directors of Netvision Technologies Inc. Dr. Marks served as a director of Airlease Management Services, an aircraft leasing company (a subsidiary of Bank America Leasing & Capital Corporation), from 1995 to March 1998, and Northern Trust Bank of Arizona, a commercial and trust bank subsidiary of Northern Trust of Chicago, from 1995 to March 1998. Prior to 1985, Dr. Marks held various positions in academia and in the corporate sector including Executive Vice President, Castle & Cooke, Inc. from 1972 to 1985. Dr. Marks received his B.A. in Economics from Drew University and an M.B.A. and Doctorate in Business Administration from Harvard University.

    EILEEN M. MORE has been a director of Alexion since December 1993. Ms. More has been associated since 1978 with Oak Investment Partners and has been a General Partner of Oak since 1980. Oak is a venture capital firm and a stockholder of Alexion. Ms. More is currently a director of several private high technology and biotechnology firms including OraPharma, Inc., Halox Technologies, Psychiatric Solutions and Teloquent Communication Corporation.
Ms. More studied mathematics at the University of Bridgeport and is a Chartered Financial Analyst.

    R. DOUGLAS NORBY has been a director of Alexion since September 1999. Since 1996, Mr. Norby has been the Executive Vice President and Chief Financial Officer of LSI Logic Corporation, a semiconductor company, and he also serves on the Board of LSI. From September 1993 until November 1996, he served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, a software company. Mr. Norby served as President of Pharmetrix Corporation, a drug delivery company, from July 1992 to September 1993, and from 1985 to 1992, he was President and Chief Operating Officer of Lucasfilm, Ltd., an entertainment company. From 1979 to 1985, Mr. Norby was Senior Vice President and Chief Financial Officer of Syntex Corporation, a pharmaceutical company.
Mr. Norby received a B.A. in Economics from Harvard University and an M.B.A. from Harvard Business School.

    ALVIN S. PARVEN has been a director of Alexion since May 1999. Since 1997, Mr. Parven has been President of ASP Associates, a management and strategic consulting firm. From 1994 to 1997, Mr. Parven was Vice President at Aetna Business Consulting, reporting to the Office of the Chairman of Aetna. From 1987 to 1994, Mr. Parven was Vice President, Operations at Aetna Health Plans. Prior to 1987, he served in various capacities at Aetna including Vice President, Pension Services from 1983 to 1987. Mr. Parven received his B.A. from Northeastern University.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers and Directors" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 1, 1999, except as otherwise noted in the footnotes: (1) each person known by us to own beneficially more than 5.0% percent of our outstanding common stock; (2) each director and each named executive officer; and (3) all directors and executive officers of Alexion as a group.

                                                              NUMBER OF SHARES     PERCENTAGE OF
                                                                BENEFICIALLY           SHARES
NAME OF BENEFICIAL OWNER(1)                                       OWNED(2)       BENEFICIALLY OWNED
---------------------------                                   ----------------   ------------------
BB Biotech AG
  Vordergrasse 3
  8200 Schaffhausen
  CH/Switzerland(3).........................................     1,824,113               16.1%

Zesiger Capital
  320 Park Avenue, 30th floor
  New York, NY 10022(4).....................................       845,000                7.5%

The Kaufmann Fund, Inc.
  140 E. 45th Street, 43rd floor
  New York, NY 10017(5).....................................       837,300                7.4%

Scudder Kemper Investments, Inc.
  345 Park Avenue
  New York, NY 10154(6).....................................       828,600                7.3%

T. Rowe Price Associates
  100 East Pratt Street
  Baltimore, MD 21205(7)....................................       828,600                7.3%

OrbiMed Advisers, Inc.
  41 Madison Avenue, 40th floor
  New York, NY 10010(8).....................................       750,500                6.6%

Leonard Bell, M.D.(9).......................................       583,850                5.0%
Stephen P. Squinto, Ph.D.(10)...............................       180,450                1.6%
David W. Keiser(11).........................................       167,300                1.5%
Louis A. Matis, M.D.(12)....................................       147,900                1.3%
Eileen M. More(13)..........................................       114,780                1.0 %
John H. Fried, Ph.D.(14)....................................        91,003                    *
James A. Wilkins, Ph.D.(15).................................        60,000                    *
Joseph A. Madri, Ph.D., M.D.(16)............................        57,467                    *
Max Link, Ph.D.(17).........................................        25,490                    *
Leonard Marks, Jr., Ph.D.(18)...............................        15,967                    *
Jerry T. Jackson(19)........................................            --                    *
R. Douglas Norby(20)........................................            --                    *
Alvin S. Parven(21).........................................            --                    *
Directors and Executive Officers as a group
  (15 persons)(22)..........................................     1,501,257               12.2%

------------------------

*   Less than one percent

(1) Unless otherwise indicated, the address of all persons is 25 Science Park, New Haven, Connecticut 06511.

(2) To our knowledge, except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.

(3) This figure is based upon information set forth in Amendment No. 3 to
    Schedule 13D filed on May 27, 1998, filed jointly by BB Biotech AG and Biotech Target, S.A. Biotech Target, S.A., a Panamanian corporation, is a wholly-owned subsidiary of BB Biotech AG. BB Biotech AG is a holding company incorporated in Switzerland.

(4) This figure is based upon information set forth in Schedule 13G filed on January 21, 1999.

(5) This figure is based upon information set forth in Schedule 13G filed on August 20, 1999.

(6) This figure is based upon information independently obtained by us as of October 14, 1999. The last publicly available disclosure filed with the SEC by the stockholder was a Form 13F dated as of August 14, 1998.

(7) This figure is based upon information set forth in Schedule 13G filed on February 5, 1999.

(8) This figure is based upon information set forth in Schedule 13G filed on March 25, 1999.

(9) Includes 423,750 shares of our common stock that may be acquired upon the exercise of options within 60 days of October 1, 1999 and 300 shares, in aggregate, held in the names of Dr. Bell's three minor children. Excludes 161,250 shares obtainable through the exercise of options granted to Dr. Bell which are not exercisable within 60 days of October 1, 1999 and 90,000 shares held in trust for Dr. Bell's children of which Dr. Bell disclaims beneficial ownership. Dr. Bell disclaims beneficial ownership of the shares held in the name of his minor children.

(10) Includes 123,750 shares of our common stock which may be acquired upon the exercise of options within 60 days of October 1, 1999 and 6,200 shares, in aggregate, held in the names of Dr. Squinto's two minor children of which 6,000 shares are in two trusts managed by his wife. Excludes 58,750 shares obtainable through the exercise of options granted to Dr. Squinto which, are not exercisable within 60 days of October 1, 1999. Dr. Squinto disclaims beneficial ownership of the shares held in the name of his minor children and the foregoing trusts.

(11) Includes 125,000 shares of our common stock which may be acquired upon the exercise of options within 60 days of October 1, 1999 and 300 shares, in aggregate, held in the names of Mr. Keiser's three minor children. Excludes 72,500 shares obtainable through the exercise of options granted to Mr. Keiser, which, are not exercisable within 60 days of October 1, 1999. Mr. Keiser disclaims beneficial ownership of the shares held in the name of his minor children.

(12) Includes 133,750 shares of our common stock which may be acquired upon the exercise of options granted to Dr. Matis within 60 days of October 1, 1999 and 150 shares, in aggregate, held in the names of Dr. Matis' three minor children. Excludes 58,750 shares obtainable through the exercise of options, granted to Dr. Matis, which, are not exercisable within 60 days of October 1, 1999. Dr. Matis disclaims beneficial ownership of the shares held in the name of his minor children.

(13) Includes 27,467 shares of our common stock which may be acquired upon the exercise of options within 60 days of October 1, 1999 granted to Eileen More. Also includes 76,406 shares owned by Oak Investment V Partners and 10,907 shares owned by Oak Investment V Affiliates, two affiliated limited partnerships. Ms. More is a General Partner of these entities. Excludes 3,333 shares obtainable through the exercise of options granted to Ms. More which are not exercisable within 60 days of October 1, 1999.

(14) Includes 14,967 shares of our common stock that may be acquired on the exercise of options that are exercisable within 60 days of October 1, 1999. Excludes 3,333 shares obtainable through the exercise of options granted to Dr. Fried, which are not exercisable within 60 days of October 1, 1999.

(15) Excludes 45,000 shares obtainable through the exercise of options granted to Dr. Wilkins, which are not exercisable within 60 days of October 1, 1999.

(16) Includes 12,467 shares of our common stock that may be acquired upon the exercise of options within 60 days of October 1, 1999. Excludes 3,333 shares obtainable through the exercise of options granted to Dr. Madri, which are not exercisable within 60 days of October 1, 1999.

(17) Includes 167 shares of our common stock which, may be acquired upon the exercise of options within 60 days of October 1, 1999. Excludes 3,333 shares obtainable through the exercise of options, granted to Dr. Link, which are not exercisable within 60 days of October 1, 1999.

(18) Includes 14,967 shares of our common stock which, may be acquired upon the exercise of options within 60 days of October 1, 1999. Excludes 3,333 shares obtainable through the exercise of options granted to Dr. Marks, which are not exercisable within 60 days of October 1, 1999.

(19) Excludes 7,500 shares obtainable through the exercise of options granted to Mr. Jackson, which are not exercisable within 60 days of October 1, 1999.

(20) Excludes 7,500 shares obtainable through the exercise of options granted to Mr. Norby, which are not exercisable within 60 days of October 1, 1999.

(21) Excludes 7,500 shares obtainable through the exercise of options granted to Mr. Parven, which are not exercisable within 60 days of October 1, 1999.

(22) Consists of shares beneficially owned by Drs. Bell, Fried, Link, Madri, Marks, Matis, Motola, Squinto, and Wilkins, Messrs. Jackson, Keiser, Luke, Norby and Parven, and Ms. More. Includes 993,335 shares of our common stock which, may be acquired upon the exercise of options within 60 days of October 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In March 1998, through its wholly-owned subsidiary Biotech Target, S.A.,
BB Biotech AG, a single institutional investor, purchased 670,000 shares of our common stock in a private placement at $13.175 per share, aggregating
$8.8 million. At October 1, 1999, BB Biotech beneficially owned 1,824,113 shares of common stock, or approximately 16.1% of our outstanding shares of common stock.

    In September 1997, BB Biotech, through Biotech Target, purchased 400,000 shares of Series B Preferred Stock at $25.00 per share, convertible automatically in six months, or at the election of the holder at any time after the date of issuance, into 935,782 shares of common stock at $10.69 per share. The net proceeds from this private placement were approximately $9.5 million. The conversion price represented a 3.0% premium to the closing bid of $10.38 on the day of pricing. The Series B Preferred Stock paid a dividend of $2.25 per share of Series B Preferred Stock on March 4, 1998. In March 1998, the Series B Preferred Stock was converted to 935,782 shares of our common stock, and we elected to pay the dividend on the preferred stock in shares of common stock, aggregating 70,831 shares.

    In June and October 1992, we entered into patent licensing agreements with Oklahoma Medical Research Foundation and Yale University. The agreements provide that we will pay to these institutions royalties based on sales of products incorporating technology licensed thereunder and also license initiation fees, including annual minimum royalties that increase in amount based on the status of product development and the passage of time. Under policies of OMRF and Yale, the individual inventors of patents are entitled to receive a percentage of the royalties and other license fees received by the licensing institution. Some of our founders and scientific advisors are inventors under patent and patent applications, including Dr. Bell, one of our directors and our President and Chief Executive Officer, Dr. Madri, one of our directors, Dr. Squinto, Senior Vice President and Chief Technology Officer, and Dr. Rollins, Senior Director of Project Management and Drug Development with respect to patent applications licensed from Yale and, therefore, entitled to receive a portion of royalties and other fees payable by us.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) (1)  FINANCIAL STATEMENTS:

    The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

    (2) FINANCIAL STATEMENT SCHEDULES:

    Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

    (3) EXHIBITS:

          3.1           Certificate of Incorporation, as amended.*(1)

          3.2           Bylaws.*(1)

          4.1           Specimen Common Stock Certificate.*(1)

         10.1           Employment Agreement, dated April 1, 1997, between the
                        Company and Dr. Leonard Bell.*(2)

         10.2           Employment Agreement, dated October 22, 1997, between the
                        Company and David W. Keiser.*(3)

         10.3           Employment Agreement, dated October 22, 1997, between the
                        Company and Dr. Stephen P. Squinto.*(3)

         10.4           Employment Agreement, dated October 22, 1997, between the
                        Company and Dr. Louis A. Matis.*(3)

         10.5 Employment Agreement, dated July 1993, between the Company and Dr. James A. Wilkins, as amended.*(1)

         10.6 Administrative Facility Lease, dated August 23, 1995, between the Company and Science Park Development
                        Corporation.*(1)

         10.7           Research and Development Facility Lease, dated August 23,
                        1995, between the Company and Science Park Development
                        Corporation.*(1)

         10.8 Option Agreement, dated April 1, 1992 between the Company and Dr. Leonard Bell.*(1)

         10.9           Company's 1992 Stock Option Plan, as amended.*(4)

        10.10 Company's 1992 Stock Option Plan for Outside Directors, as amended.*(5)

        10.11           Form of Investor Rights Agreement, dated December 23, 1994, between the Company and the purchasers of the Company's
                        Series A Preferred Stock, as amended.*(1)

        10.12           Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research
                        Foundation.*(1)+

        10.13           License Agreement dated as of September 30, 1992 between the
                        Company and Yale University, as amended July 2, 1993.*(1)+

        10.14           License Agreement dated as of August 1, 1993 between the
                        Company and Biotechnology Research and Development
                        Corporation ("BRDC"), as amended as of July 1, 1995.*(1)+

        10.15           License Agreement dated January 25, 1994 between the Company and The Austin Research Institute.*(1)+

        10.16 Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health.*(1)+

        10.17 License Agreement dated July 22, 1994 between the Company and The Austin Research Institute.*(1)+

        10.18           License Agreement dated as of January 10, 1995 between the
                        Company and Yale University.*(1)+

        10.19           Advanced Technology Program ("ATP"), Cooperative Agreement
                        70NANB5H, National Institute of Standards and Technology,
                        entitled "Universal Donor Organs for Transplantation," dated
                        September 15, 1995.*(1)+

        10.20           U.S. Department of Health and Human Services, National
                        Heart, Lung and Book Institute, Small Business Research
                        Program, Phase II Grant Application, entitled "Role of
                        Complement Activation in Cardiopulmonary Bypass," dated
                        December 14, 1994; and Notice of Grant Award dated September
                        21, 1995.*(3)+

        10.21           Agreement to be Bound by Master Agreement dated as of August
                        1, 1993 between the Company and BRDC.*(1)

        10.22           Research and Development Facility Lease, dated April 1,
                        1996, between the Company and Science Park Development
                        Corporation.*(6)

        10.23 License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(6)+

        10.24           License Agreement dated May 8, 1996 between the Company and
                        Enzon, Inc.*(6)+

        10.25 Stock Purchase Agreement dated September 8, 1997 by and between the Company and Biotech Target S.A. *(7)+

        10.26           Stock Purchase Agreement dated March 4, 1998 by and between the Company and Biotech Target S.A. *(7)+

        10.27 Asset Purchase Agreement dated as of February 9, 1999 between the Company and United States Surgical
                        Corporation.++

        10.28           Collaboration Agreement dated January 25, 1999 between the
                        Company and The Procter & Gamble Company, as amended.++

        10.29           Letter agreement dated September 14, 1999 between the
                        Company and Leonard Bell.

         23.1           Consent of Arthur Andersen LLP.

         27.1           Financial Data Schedule.

         99.1           Risk Factors.

------------------------

*   Previously filed

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-00202).

(2) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-1 (Reg. No. 333-19905) filed on April 4, 1997.

(3) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1997.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-71985) filed on February 8, 1999.

(6) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1996.

(7) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1998.

+  Confidential treatment was granted for portions of such document.

++ A request for confidential treatment was filed for portions of such document.
    Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(B) REPORTS ON FORM 8-K:

    Current Report on Form 8-K dated May 25, 1999 relating to the election of Alvin S. Parven to the Company's Board of Directors.

    Current Report on Form 8-K dated September 24, 1999 relating to the election of Jerry T. Jackson and R. Douglas Norby to the Company's Board of Directors.

(C) EXHIBITS:

    See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULES:

    See (a) (2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ALEXION PHARMACEUTICALS, INC.

                                                       By:               /s/ LEONARD BELL
                                                            -----------------------------------------
                                                                        Leonard Bell, M.D.
                                                               PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                                                     SECRETARY AND TREASURER

                                                       By:             /s/ DAVID W. KEISER
                                                            -----------------------------------------
                                                                         David W. Keiser
                                                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                                                        OPERATING OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       President, Chief Executive
                  /s/ LEONARD BELL                     Officer, Secretary, Treasurer
     -------------------------------------------       and Director (principal        October 18, 1999
                  Leonard Bell, M.D                    executive officer)

                 /s/ DAVID W. KEISER                   Executive Vice President and
     -------------------------------------------       Chief Operating Officer        October 18, 1999
                   David W. Keiser                     (principal financial officer)

                  /s/ BARRY P. LUKE                    Vice President of Finance and
     -------------------------------------------       Administration (principal      October 18, 1999
                    Barry P. Luke                      accounting officer)

                  /s/ JOHN H. FRIED
     -------------------------------------------       Chairman of the Board of       October 18, 1999
                John H. Fried, Ph.D.                   Directors

     -------------------------------------------       Director
                  Jerry T. Jackson

                    /s/ MAX LINK
     -------------------------------------------       Director                       October 18, 1999
                   Max Link, Ph.D.

                 /s/ JOSEPH A. MADRI
     -------------------------------------------       Director                       October 18, 1999
            Joseph A. Madri, Ph.D., M.D.

                  /s/ LEONARD MARKS
     -------------------------------------------       Director                       October 18, 1999
              Leonard Marks, Jr., Ph.D.

                 /s/ EILEEN M. MORE
     -------------------------------------------       Director                       October 18, 1999
                   Eileen M. More

                /s/ R. DOUGLAS NORBY
     -------------------------------------------       Director                       October 18, 1999
                  R. Douglas Norby

                 /s/ ALVIN S. PARVEN
     -------------------------------------------       Director                       October 18, 1999
                   Alvin S. Parven

                         ALEXION PHARMACEUTICALS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of July 31, 1999 and 1998....    F-3

Consolidated Statements of Operations for the Years Ended
  July 31, 1999, 1998 and 1997..............................    F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 1999, 1998, and 1997.................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 1999, 1998 and 1997..............................    F-6

Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Alexion Pharmaceuticals, Inc.:

    We have audited the accompanying consolidated balance sheets of Alexion Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexion Pharmaceuticals, Inc. and subsidiary as of July 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Hartford, Connecticut
August 27, 1999

                         ALEXION PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (amounts in thousands)

                                                                   JULY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 24,238   $ 31,509
  Marketable securities.....................................     4,090      5,985
  Reimbursable contract costs:
    Billed..................................................     4,577         --
    Unbilled................................................     2,285        137
  Prepaid expenses..........................................       472        209
                                                              --------   --------
      Total current assets..................................    35,662     37,840
PROPERTY, PLANT, AND EQUIPMENT, net.........................     7,413      2,357
SECURITY DEPOSITS AND OTHER ASSETS..........................     1,299      1,888
                                                              --------   --------
      Total assets..........................................  $ 44,374   $ 42,085
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of notes payable..........................  $    368   $    368
  Accounts payable..........................................     3,544        810
  Accrued expenses..........................................     2,328        818
  Deferred revenue..........................................       450         67
                                                              --------   --------
      Total current liabilities.............................     6,690      2,063
                                                              --------   --------
NOTES PAYABLE, less current portion included above..........     4,383        832
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (Notes 1, 7, 9 and 12)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 5,000 shares
    authorized; none issued at July 31, 1999 and 1998.......        --         --
  Common stock $.0001 par value; 25,000 shares authorized;
    11,304 and 11,237 shares issued at July 31, 1999 and
    1998, respectively......................................         1          1
  Additional paid-in capital................................    80,287     79,781
  Accumulated deficit.......................................   (46,987)   (40,592)
  Treasury stock, at cost, 12 shares........................        --         --
                                                              --------   --------
      Total stockholders' equity............................    33,301     39,190
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 44,374   $ 42,085
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (amounts in thousands, except per share amounts)

                                                                      FOR THE YEARS
                                                                      ENDED JULY 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CONTRACT RESEARCH REVENUES..................................  $18,754    $ 5,037    $ 3,811
                                                              -------    -------    -------
OPERATING EXPENSES:
  Research and development..................................   23,710     12,323      9,079
  General and administrative................................    2,953      2,666      2,827
                                                              -------    -------    -------
    Total operating expenses................................   26,663     14,989     11,906
                                                              -------    -------    -------
OPERATING LOSS..............................................   (7,909)    (9,952)    (8,095)
OTHER INCOME, net...........................................    1,514      2,087        843
                                                              -------    -------    -------
    Net loss................................................   (6,395)    (7,865)    (7,252)
PREFERRED STOCK DIVIDENDS...................................       --       (900)        --
                                                              -------    -------    -------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS..................  $(6,395)   $(8,765)   $(7,252)
                                                              =======    =======    =======
NET LOSS PER COMMON SHARE--
  BASIC AND DILUTED (NOTE 2)................................  $ (0.57)   $ (0.87)   $ (0.97)
                                                              =======    =======    =======
SHARES USED IN COMPUTING
  NET LOSS PER COMMON SHARE.................................   11,265     10,056      7,451
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (amounts in thousands)

                                         CONVERTIBLE                                                           TREASURY STOCK,
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL                        AT COST
                                     -------------------   -------------------    PAID-IN     ACCUMULATED    -------------------
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT       SHARES     AMOUNT
                                     --------   --------   --------   --------   ----------   ------------   --------   --------
BALANCE, July 31, 1996.............        --   $    --      7,335      $  1      $42,859       $(24,575)       12        $ --
  Issuance of common stock, net of
    issuance costs of $814.........        --        --      1,450        --       10,424             --        --          --
  Issuance of common stock from
    exercise of warrants...........        --        --         38        --          286             --        --          --
  Issuance of common stock from
    exercise of stock options......        --        --         35        --           83             --        --          --
  Net change in unrealized gains on
    marketable securities..........        --        --         --        --           20             --        --          --
  Net loss.........................        --        --         --        --           --         (7,252)       --          --
                                     --------   -------     ------      ----      -------       --------       ---        ----
BALANCE, July 31, 1997.............        --        --      8,858         1       53,672        (31,827)       12          --
  Issuance of Series B convertible
    preferred stock, net of
    issuance
    costs of $493..................   400,000        --         --        --        9,507             --        --          --
  Issuance of common stock in
    payment of preferred stock
    dividend.......................        --        --         71        --          900           (900)       --          --
  Conversion of Series B
    convertible preferred stock
    into
    common stock...................  (400,000)       --        936        --           --             --        --          --
  Issuance of common stock, net of
    issuance costs of $49..........        --        --        837        --       11,779             --        --          --
  Issuance of common stock from
    exercise of warrants...........        --        --        513        --        3,858             --        --          --
  Issuance of common stock from
    exercise of stock options......        --        --         22        --           67             --        --          --
  Net change in unrealized gains on
    marketable securities..........        --        --         --        --           (2)            --        --          --
  Net loss.........................        --        --         --        --           --         (7,865)       --          --
                                     --------   -------     ------      ----      -------       --------       ---        ----
BALANCE, July 31, 1998.............        --        --     11,237         1       79,781        (40,592)       12          --
  Issuance of common stock from
    exercise of stock options......        --        --         67        --          383             --        --          --
  Compensation expense, related to
    grant of stock options.........        --        --         --        --          132             --        --          --
  Net change in unrealized gains on
    marketable securities..........        --        --         --        --           (9)            --        --          --
  Net loss.........................        --        --         --        --           --         (6,395)       --          --
                                     --------   -------     ------      ----      -------       --------       ---        ----
BALANCE, July 31, 1999.............        --   $    --     11,304      $  1      $80,287       $(46,987)       12        $ --
                                     ========   =======     ======      ====      =======       ========       ===        ====


                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
BALANCE, July 31, 1996.............     $18,285
  Issuance of common stock, net of
    issuance costs of $814.........      10,424
  Issuance of common stock from
    exercise of warrants...........         286
  Issuance of common stock from
    exercise of stock options......          83
  Net change in unrealized gains on
    marketable securities..........          20
  Net loss.........................      (7,252)
                                        -------
BALANCE, July 31, 1997.............      21,846
  Issuance of Series B convertible
    preferred stock, net of
    issuance
    costs of $493..................       9,507
  Issuance of common stock in
    payment of preferred stock
    dividend.......................          --
  Conversion of Series B
    convertible preferred stock
    into
    common stock...................          --
  Issuance of common stock, net of
    issuance costs of $49..........      11,779
  Issuance of common stock from
    exercise of warrants...........       3,858
  Issuance of common stock from
    exercise of stock options......          67
  Net change in unrealized gains on
    marketable securities..........          (2)
  Net loss.........................      (7,865)
                                        -------
BALANCE, July 31, 1998.............      39,190
  Issuance of common stock from
    exercise of stock options......         383
  Compensation expense, related to
    grant of stock options.........         132
  Net change in unrealized gains on
    marketable securities..........          (9)
  Net loss.........................      (6,395)
                                        -------
BALANCE, July 31, 1999.............     $33,301
                                        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                                               FOR THE YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (6,395)  $ (7,865)  $ (7,252)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................       889        598        698
      Compensation expense related to grant of stock
        options.............................................       132         --         --
      Change in assets and liabilities--
        Reimbursable contract costs.........................    (6,725)      (137)        --
        Prepaid expenses....................................      (263)        23        235
        Accounts payable....................................     2,734         82        447
        Accrued expenses....................................     1,510       (384)       801
        Deferred revenue....................................       383       (279)      (653)
                                                              --------   --------   --------
            Net cash used in operating activities...........    (7,735)    (7,962)    (5,724)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from marketable securities, net..................     1,895         20      3,119
  Purchases of property, plant, and equipment...............    (1,912)    (2,057)      (749)
                                                              --------   --------   --------
            Net cash (used in) provided by investing
              activities....................................       (17)    (2,037)     2,370
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and common
    stock...................................................       383     25,211     10,793
  Repayments of capital lease obligations...................        --         (8)       (29)
  Borrowings under notes payable............................        --      1,200         --
  Repayments of notes payable...............................      (369)      (130)      (321)
  Security deposits and other...............................       467     (1,508)       163
                                                              --------   --------   --------
            Net cash provided by financing activities.......       481     24,765     10,606
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (7,271)    14,766      7,252
CASH AND CASH EQUIVALENTS, beginning of period..............    31,509     16,743      9,491
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 24,238   $ 31,509   $ 16,743
                                                              ========   ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest expense............................  $    188   $     42   $     47
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Fixed assets acquired pursuant to seller financing........  $  3,920   $     --   $     --
                                                              ========   ========   ========
  Preferred stock dividends.................................  $     --   $    900   $     --
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS:

    Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is a company engaged in the development of proprietary products for the treatment of cardiovascular, autoimmune and neurologic diseases and disorders. The Company is currently conducting Phase II clinical trials for its two lead C5 Inhibitor product candidates, 5G1.1-SC and 5G1.1. The Company is also developing Apogen immunotherapeutic products affecting disease-causing T-cells. In addition, the Company is developing therapies to permit transplantation of cells from other species into humans known as xenotransplantation.

    The Company has incurred consolidated losses since inception and has made no product sales to date.

    The Company will continue to need additional financing to obtain regulatory approvals for its product candidates, fund operating losses, and, if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities. In addition, the Company operates in an environment of rapid changes in technology, FDA guidelines and regulations, healthcare regulations and competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and other third parties.

    The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION--

    The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiary Columbus Farming Corporation ("Columbus"). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical") (See Notes 3 and 6). All significant inter-company balances and transactions have been eliminated in consolidation.

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

    The Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in stockholders' equity as a component of additional paid-in capital. At July 31, 1999, the Company's marketable securities had a

                         ALEXION PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) maximum maturity of less than two years with an average of approximately six months. The following is a summary of marketable securities at July 31, 1999 and 1998 (dollars in thousands):

                                               AMORTIZED     UNREALIZED       FAIR
                                                 COST      GAINS (LOSSES)    VALUE
                                               ---------   --------------   --------
Federal agency obligations...................   $2,088          $(9)         $2,079
Corporate bonds..............................    2,006            5           2,011
                                                ------          ---          ------
  Total marketable securities at July 31,
    1999.....................................   $4,094          $(4)         $4,090
                                                ======          ===          ======
U.S. government obligations..................   $  500          $--          $  500
Federal agency obligations...................    2,000           --           2,000
Corporate bonds..............................    3,480            5           3,485
                                                ------          ---          ------
  Total marketable securities at July 31,
    1998                                        $5,980          $ 5          $5,985
                                                ======          ===          ======

PROPERTY, PLANT, AND EQUIPMENT--

    Property, plant, and equipment is recorded at cost and is depreciated over the estimated useful lives of the assets involved. Depreciation commences at the time the assets are placed in service and is computed using the straight-line method over the estimated useful lives of the assets (see Note 3). Maintenance and repairs are charged to expense when incurred.

ASSET                                                       ESTIMATED USEFUL LIFE
-----                                                       ---------------------
Building and building improvements........................        15 years
Laboratory equipment......................................         5 years
Office equipment..........................................         3 years
Furniture.................................................         3 years

LONG-LIVED ASSETS--

    The Company accounts for its investments in long-lived assets in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of"
(SFAS 121). SFAS 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has reviewed its long-lived assets and determined that no impairments exist.

REVENUE RECOGNITION--

    Contract research revenues recorded by the Company consist of research and development support payments, license fees, and milestone payments under collaborations with third parties and amounts received under various government grants.

    Research and development support revenues are recognized as the related work and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones are recognized when the milestone is achieved. Non-refundable license fees received in

                         ALEXION PHARMACEUTICALS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) exchange for specific rights to the Company's technologies, research, potential products and markets are recognized as revenues as earned in accordance with the terms of the contracts.

    Unbilled reimbursable contract costs as shown on the accompanying consolidated balance sheets represent reimbursable costs incurred in connection with research contracts which have not yet been billed. The Company bills these costs and recognizes the costs and related revenues in accordance with the terms of the contracts.

    Deferred revenue results from cash received in advance of revenue recognition under research and development contracts (see Note 8).

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

COMPREHENSIVE INCOME--

    In July 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("comprehensive income (loss)").

    The impact of adoption of this statement did not have a significant effect on the Company's financial position and results of operations, as there was no significant difference in comprehensive income (loss) and net loss represented a gain (loss) on marketable securities of $(9,000), $(2,000), and $20,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

NET LOSS PER COMMON SHARE--

    The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." There is no difference in basic and diluted net loss per common share as the effect of stock options and warrants is anti-dilutive for all periods presented. These outstanding stock options and warrants entitled holders to purchase 2,568,587, 1,947,986, and 2,410,953 shares of common stock at July 31, 1999, 1998 and 1997, respectively.

                         ALEXION PHARMACEUTICALS, INC.

3. PROPERTY, PLANT, AND EQUIPMENT:

    A summary of equipment is as follows (dollars in thousand):

                                                                 JULY 31,
                                                            -------------------
                                                             1999       1998
                                                            -------    -------
Land......................................................  $   364    $    --
Building and building improvements........................    3,080         --
Laboratory equipment......................................    6,013      4,523
Office equipment..........................................      648        352
Furniture.................................................      695        104
Equipment under capital leases............................       --        378
                                                            -------    -------
                                                             10,800      5,357
Less--Accumulated depreciation and amortization...........   (3,387)    (3,000)
                                                            -------    -------
                                                            $ 7,413    $ 2,357
                                                            =======    =======

    During 1999, the Company acquired land, building, and additional laboratory equipment at a total cost of approximately $3.9 million financed with a note payable to US Surgical (see Note 6).

4. SECURITY DEPOSITS AND OTHER:

    A summary of security deposits and other assets is as follows (dollars in thousands):

                                                                   JULY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Restricted cash held as collateral for note payable (see
  Note 6)...................................................   $  955     $1,500
Other.......................................................      344        388
                                                               ------     ------
                                                               $1,299     $1,888
                                                               ======     ======

5. ACCRUED EXPENSES:

    A summary of accrued expenses is as follows (dollars in thousands):

                                                                   JULY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Research and development expenses...........................   $1,333     $  159
Payroll and employee benefits...............................      617        477
Professional fees...........................................       91         77
Other.......................................................      287        105
                                                               ------     ------
                                                               $2,328     $  818
                                                               ======     ======

                         ALEXION PHARMACEUTICALS, INC.

6. NOTES PAYABLE:

    A summary of notes payable is as follows (dollars in thousands):

                                                                1999       1998
                                                              --------   --------
Term loan payable to a bank requiring quarterly principal
  payments of $92 payable through August 2001 bearing
  interest at a variable rate which is repriced quarterly.
  The rate as of July 31, 1999 was 7.1%. The term loan
  agreement requires the Company to maintain a restricted
  cash balance equal to 115% of the outstanding loan balance plus accrued interest in an interest bearing account as
  collateral for the note...................................   $  831     $1,200
Term note payable to US Surgical bearing interest at 6% per
  annum, payable quarterly. The principal balance under the
  note matures in May 2005. The note payable is secured by
  certain manufacturing assets of Columbus..................    3,920         --
                                                               ------     ------
                                                                4,751      1,200
Less--Current portion.......................................      368        368
                                                               ------     ------
      Total long--term......................................   $4,383     $  832
                                                               ======     ======

    Future repayments of the notes payable are scheduled as follows (dollars in thousands):

YEAR ENDING JULY 31,
--------------------
    2000....................................................  $  368
    2001....................................................     463
    2005....................................................   3,920
                                                              ------
                                                              $4,751
                                                              ======

7. LICENSE AND RESEARCH & DEVELOPMENT AGREEMENTS:

    The Company has entered into a number of license and research & development agreements since its inception. These agreements have been made with various research institutions, universities, and government agencies in order to advance and obtain technologies management believes important to the Company's overall business strategy.

    License agreements generally provide for an initial fee followed by annual minimum royalty payments. Additionally, certain agreements call for future payments upon the attainment of agreed to milestones, such as, but not limited to, Investigational New Drug (IND) application or Product License Approval
(PLA). These agreements require minimum royalty payments based upon sales developed from the applicable technologies, if any. The Company's policy is to amortize capitalized licensed technology over a seven year period or over the license term, whichever is shorter, using the straight-line method.

    Research & development agreements generally provide for the Company to fund future project research for one to four years. Based upon these agreements, the Company may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research. The Company's policy is to expense research and development payments as incurred.

                         ALEXION PHARMACEUTICALS, INC.

7. LICENSE AND RESEARCH & DEVELOPMENT AGREEMENTS: (CONTINUED)
    The minimum payments (assuming non-termination of the above agreements) as of July 31, 1999, for each of the next five years are as follows (dollars in thousands):

                                                                      RESEARCH
                                                         LICENSE     DEVELOPMENT
YEAR ENDING JULY 31,                                    AGREEMENTS   AGREEMENTS
--------------------                                    ----------   -----------
    2000..............................................     $296          $50
    2001..............................................      296           50
    2002..............................................      389           50
    2003..............................................      389           50
    2004..............................................      274           --

    Should the Company achieve certain milestones related to product development and product license applications and approvals, additional payments would be required if the Company elects to continue and maintain its licenses. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

8. CONTRACT RESEARCH REVENUES:

    During the three years ended July 31, 1999, the Company recorded contract research revenues from the Commerce Department's National Institute of Standards and Technology (NIST) and National Institutes of Health (NIH).

    In July 1995, the Company entered into a collaborative research and development agreement in connection with its xenotransplantation program with US Surgical. In September 1997, the Company modified its research and development agreement with US Surgical. As part of the modification agreement, US Surgical purchased 166,945 shares of common stock for $3.0 million. In February 1999, as part of the termination of this agreement, the Company purchased certain manufacturing assets and effected the return of all technology rights of its xenotransplantation program from US Surgical. The Company financed the asset purchase with a $3.9 million note payable (see Note 6).

    In December 1996, the Company entered into a license and collaborative research agreement with Genetic Therapy Inc. ("GTI/Novartis"), a subsidiary of Novartis, Inc., relating to the Company's gene transfer technology. In
October 1998, in view of Alexion's increased focus on the advanced clinical development of its anti-inflammatory drug candidates and GTI/Novartis' announced restructuring and reorganization, the Company and GTI/Novartis agreed to discontinue the collaborative gene therapy program.

    In August 1995, the Company was awarded a three-year agreement, for approximately $2 million, from NIST to fund a xenotransplantation project. In November 1997, the Company and US Surgical were awarded a three-year, $2 million cooperative agreement from NIST to fund a joint xenotransplantation project. This agreement was modified into a single entity agreement in February 1999. In October 1998, the Company was awarded another three-year
$2 million agreement from NIST to fund a xenotransplantation project.

    In January 1999, the Company and Procter & Gamble Pharmaceuticals Inc. ("P&G") entered into an exclusive collaboration to develop and commercialize 5G1.1-SC, one of the Company's lead product candidates. Under this collaboration, the Company will initially pursue the development of 5G1.1-SC for

                         ALEXION PHARMACEUTICALS, INC.

8. CONTRACT RESEARCH REVENUES: (CONTINUED) the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. P&G has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. Additionally, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable upfront license fee, milestone payments, and research and development support payments. The Company will also receive royalties on worldwide sales of 5G1.1-SC, if any, for all indications. The Company also has a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute 5G1.1-SC in the United States, and has granted P&G the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States. Through July 31, 1999, the Company recorded revenues of $17.8 million from P&G, including receiving a non-refundable upfront license fee of $10 million and $7.8 million for research and development support expenses.

    A summary of revenues generated from contract research collaboration and grant awards is as follows for the years ended July 31, (dollars in thousands):

COLLABORATION/GRANT AWARDS                             1999       1998       1997
--------------------------                           --------   --------   --------
P&G................................................  $17,753     $   --     $   --
NIST and NIH.......................................      834        857        924
US Surgical........................................       --      3,780      1,804
GTI/Novartis.......................................      167        400      1,083
                                                     -------     ------     ------
                                                     $18,754     $5,037     $3,811
                                                     =======     ======     ======

9. COMMITMENTS:

    The Company has entered into three-year and five-year employment agreements with its executives. These agreements provide that these individuals will receive aggregate annual base salaries of approximately $827,000 as of July 31, 1999. These individuals may also receive discretionary bonus awards, as determined by the Board of Directors.

    As of July 31, 1999, the Company leases its administrative and research & development facilities under three operating leases which expired in December 1997, June 1998, and March 1999. The Company is currently continuing the leases on a month-to-month basis while discussions for new lease arrangements continue. The Company believes it will reach an agreement regarding such facilities on commercially adequate terms.

    Lease expense for the Company's facilities was $420,000, $415,000 and $216,000 for the years ended July 31, 1999, 1998, and 1997, respectively.

    Future minimum annual rental payments as of July 31, 1999, under other noncancellable operating leases (primarily for equipment) are approximately $36,000, $34,000, $30,000, $30,000, and $30,000 for the five years ended
July 31, 2004, respectively.

                         ALEXION PHARMACEUTICALS, INC.

10. COMMON STOCK AND PREFERRED STOCK:

FISCAL 1997 PRIVATE PLACEMENT--

    In July 1997, the Company completed a private placement offering for 1,450,000 shares of common stock, resulting in net proceeds of approximately $10.4 million.

FISCAL 1998 PRIVATE PLACEMENTS--

    In September 1997, the Company completed the private placement of 400,000 shares of Series B convertible preferred stock for aggregate consideration of $10 million to a single institutional investor, Biotech Target, S.A., a wholly-owned subsidiary of BB Biotech AG. The net proceeds to the Company were approximately $9.5 million. The investor was entitled to a dividend of $2.25 per share of Series B convertible preferred stock if this stock was held through March 4, 1998. In March 1998 the investor converted the preferred stock into 935,782 shares of common stock and dividends of $900,000 were paid by the delivery of an additional 70,831 shares of the Company's common stock. Also, in March 1998, Biotech Target S.A. purchased an additional 670,000 shares of common stock for aggregate consideration of approximately $8.8 million.

    In September 1997, the Company sold 166,945 shares of its common stock to US Surgical for aggregate consideration of $3.0 million. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and US Surgical.

11. STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS--

    Under the Company's 1992 Stock Option Plan, as amended, incentive and nonqualified stock options may be granted for up to a maximum of 3.1 million shares of common stock to directors, officers, key employees and consultants of the Company. Under the Company's 1992 Stock Option Plan for Outside Directors, as amended, the Company has registered an additional 200,000 shares of common stock for issuance upon exercise of options granted under the plan. Options generally become exercisable in equal proportions over three to four years and remain exercisable for up to ten years after the grant date, subject to certain conditions.

    Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123) requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosure required under SFAS 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk free interest rate...........................    5.00%      5.25%      6.25%
Expected dividend yield...........................       0%         0%         0%
Expected lives....................................  5 years    5 years    5 years
Expected volatility...............................      65%        61%        53%

                         ALEXION PHARMACEUTICALS, INC.

11. STOCK OPTIONS AND WARRANTS: (CONTINUED)
    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and pro forma net loss per common share would have been increased to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                      1999       1998       1997
                                                    --------   --------   --------
Net loss:
  As reported.....................................  $(6,395)   $(8,765)   $(7,252)
  Pro forma.......................................   (8,419)    (9,958)    (7,815)
Net loss per common share:
  As reported.....................................  $ (0.57)   $ (0.87)   $ (0.97)
  Pro forma.......................................    (0.74)     (0.99)     (1.05)

    A summary of the status of the Company's stock option plans at July 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the table and narrative below:

                                                   1999                   1998                   1997
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding at August 1..................  1,727,986    $7.40     1,484,284    $ 6.63    1,207,334    $ 5.46
  Granted................................    780,750     9.64       279,750    $11.31      337,250    $10.37
  Exercised..............................    (66,587)    5.75       (21,864)   $ 3.16      (34,937)   $ 2.38
  Cancelled..............................    (93,562)    9.73       (14,184)   $11.29      (25,363)   $ 6.19
                                           ---------    -----     ---------    ------    ---------    ------
Outstanding at July 31...................  2,348,587    $8.10     1,727,986    $ 7.40    1,484,284    $ 6.63
                                           =========    =====     =========    ======    =========    ======
Options exercisable at July 31...........  1,238,398    $6.46       883,063    $ 5.73      574,690    $ 4.98
Weighted-average fair value of options
  granted during the year................               $6.52                  $ 6.42                 $ 5.40

    During fiscal 1999, options to purchase 513,500 shares of common stock were granted at an exercise price equal to the fair value of the stock at the date of grant. The weighted average exercise price of these options was $9.98 per share. The weighted average fair value of these options at the date of grant was $5.89 per option. In addition, options to purchase 267,250 shares of common stock were granted subject to shareholders' approving an increase in total shares available to be granted under the plan. These options were granted at an exercise price of $9.00 per share which was equal to the fair value of the common stock at the date of grant. The exercise price of these options was less than the fair value of the stock at the date of shareholder approval. Accordingly, the Company is recording compensation expense based upon this difference over the vesting period associated with these options. Compensation expense associated with these options was $132,000 for the year ended July 31, 1999. Aggregate compensation expense of approximately $600,000 associated with these option grants is expected to be recognized over the next three years. The weighted average fair value of these options at the date of shareholder approval was $7.73 per option.

                         ALEXION PHARMACEUTICALS, INC.

11. STOCK OPTIONS AND WARRANTS: (CONTINUED)
    The following table presents weighted average price and life information about significant option groups outstanding at July 31, 1999:

                                      WEIGHTED
                                       AVERAGE     WEIGHTED                 WEIGHTED
                                      REMAINING    AVERAGE                  AVERAGE
      RANGE OF           NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
   EXERCISE PRICES     OUTSTANDING   LIFE (YRS)     PRICE     EXERCISABLE    PRICE
---------------------  -----------   -----------   --------   -----------   --------
 $2.37-$2.50              555,448        5.4        $ 2.38       536,698     $ 2.38
 $2.51-$8.24              166,000        3.5          7.47       152,250       7.54
 $8.25-$10.50           1,359,839        8.4          9.69       512,552       9.95
$10.51-$13.25             267,300        8.7         12.25        36,898      12.87
                        ---------        ---        ------     ---------     ------
                        2,348,587        7.4        $ 8.10     1,238,398     $ 6.46
                        =========        ===        ======     =========     ======

WARRANTS--

    In connection with the Company's initial public offering, the Company sold to its underwriter, for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants are exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997. None of these warrants have been exercised as of July 31, 1999.

12. RIGHTS TO PURCHASE PREFERRED STOCK:

    In February 1997, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $75.00, subject to adjustment. The rights may be exercised only after a public announcement that a party acquired 20% or more of the Company's common stock or after commencement or public announcement to make a tender offer for 20% or more of the Company's common stock. The rights, which do not have voting rights, expire on March 6, 2002, and may be redeemed by the Company at a price of $0.01 per right at any time prior to their expiration or the acquisition of 20% or more of the Company's stock. The preferred stock purchasable upon exercise of the rights will have a minimum preferential dividend of $10.00 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of common stock. In the event of a liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment to be made per share of common stock.

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

                         ALEXION PHARMACEUTICALS, INC.

13. 401(K) PLAN:

    The Company has a 401(k) plan. Under the plan, employees may contribute up to 15 percent of their compensation with a maximum of $10,000 per employee in calendar year 1999. Effective January 1998, Company matching contributions of $0.50 for each dollar deferred (up to the first 6% deferred) have been authorized by the Board of Directors. The Company had matching contributions of approximately $85,000, $48,000 and $31,000 for the years ended July 31, 1999, 1998 and 1997, respectively.

14. INCOME TAXES:

    At July 31, 1999, the Company has available for federal tax reporting purposes, net operating loss carryforwards of approximately $44.1 million which expire through 2019. The Company also has research and development credit carryovers of approximately $2.2 million which begin to expire commencing in fiscal 2008. The Tax Reform Act of 1986 contains certain provisions that may limit the Company's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. Accordingly there can be no assurance that the Company's ability to utilize its existing net operating loss and tax credit carryforwards in future periods will not be limited as a result of the effect of changes in ownership in excess of 50% over a three-year period.

    The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement requires that deferred income tax assets and liabilities reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

    The components of deferred income taxes as of July 31, 1999 are as follows (dollars in thousands):

Deferred tax assets:
  Net operating loss carryforwards..........................  $16,801
  Tax credit carryforwards..................................    2,218
  Other.....................................................      144
                                                              -------
Total deferred tax assets...................................   19,163
Less: Valuation allowance for deferred tax assets...........   19,163
                                                              -------
Net deferred tax assets.....................................  $    --
                                                              =======

    The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of July 31, 1999 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax asset.