Form 10-K/A
period 1999-07-31
ALEXION PHARMACEUTICALS INC
filed 1999-11-19
CIK 899866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on November 17, 1999, was approximately $148,000,000.



    The number of shares of Common Stock outstanding as of November 17, 1999 was 11,331,947.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

    Set forth below is certain information regarding our executive officers, directors and key employees:

NAME                                          AGE                POSITION WITH ALEXION
----                                        --------             ---------------------
John H. Fried, Ph.D.(1)(2) ...............     70      Chairman of the Board of Directors
Leonard Bell, M.D.(1) ....................     41      President, Chief Executive Officer,
                                                       Secretary, Treasurer, Director
David W. Keiser...........................     48      Executive Vice President, Chief Operating
                                                       Officer
Louis A. Matis, M.D. .....................     49      Senior Vice President, Chief Scientific
                                                       Officer
Stephen P. Squinto, Ph.D. ................     43      Senior Vice President, Chief Technology
                                                       Officer
Barry P. Luke.............................     41      Vice President of Finance and
                                                       Administration, Assistant Secretary
Nancy Motola, Ph.D. ......................     47      Vice President of Regulatory Affairs and
                                                       Quality Assurance
James A. Wilkins, Ph.D. ..................     47      Vice President of Process Sciences and
                                                       Manufacturing
William Fodor, Ph.D.(3) ..................     41      Senior Director of Xenotransplantation
Christopher F. Mojcik, M.D., Ph.D.(3) ....     39      Senior Director of Clinical Development
Scott A. Rollins, Ph.D.(3) ...............     36      Senior Director of Project Management and
                                                       Drug Development
Jerry T. Jackson..........................     58      Director
Max Link, Ph.D.(1)(2) ....................     59      Director
Joseph A. Madri, Ph.D., M.D. .............     53      Director
Leonard Marks, Jr., Ph.D.(2) .............     78      Director
Eileen M. More............................     53      Director
R. Douglas Norby..........................     64      Director
Alvin S. Parven(2)........................     59      Director

------------------------

    (1)  Member of our nominating committee.


    (2)  Member of our audit committee and our compensation committee.



    (3)  Key employee.


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


                                                              NUMBER OF SHARES     PERCENTAGE OF
                                                                BENEFICIALLY           SHARES
NAME OF BENEFICIAL OWNER(1)                                       OWNED(2)       BENEFICIALLY OWNED
---------------------------                                   ----------------   ------------------
BB Biotech AG
  Vordergrasse 3
  8200 Schaffhausen
  CH/Switzerland(3).........................................     1,824,113               16.1%
Scudder Kemper Investments, Inc.
  345 Park Avenue
  New York, NY 10154(4).....................................       869,500                7.6%

Zesiger Capital
  320 Park Avenue, 30th floor
  New York, NY 10022(5).....................................       845,000                7.5%

The Kaufmann Fund, Inc.
  140 E. 45th Street, 43rd floor
  New York, NY 10017(6).....................................       837,300                7.4%

T. Rowe Price Associates
  100 East Pratt Street
  Baltimore, MD 21205(7)....................................       828,600                7.3%

OrbiMed Advisers, Inc.
  41 Madison Avenue, 40th floor
  New York, NY 10010(8).....................................       750,500                6.6%

Leonard Bell, M.D.(9).......................................       583,850                5.0%
Stephen P. Squinto, Ph.D.(10)...............................       180,450                1.6%
David W. Keiser(11).........................................       167,300                1.5%
Louis A. Matis, M.D.(12)....................................       147,900                1.3%
Eileen M. More(13)..........................................       114,780                1.0 %
John H. Fried, Ph.D.(14)....................................        91,003                    *
James A. Wilkins, Ph.D.(15).................................        60,000                    *
Joseph A. Madri, Ph.D., M.D.(16)............................        57,467                    *
Max Link, Ph.D.(17).........................................        25,490                    *
Leonard Marks, Jr., Ph.D.(18)...............................        15,967                    *
Jerry T. Jackson(19)........................................            --                    *
R. Douglas Norby(20)........................................            --                    *
Alvin S. Parven(21).........................................            --                    *
Directors and Executive Officers as a group
  (15 persons)(22)..........................................     1,501,257               12.2%


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


(4) This figure is based upon information set forth in a Report on Form 13F as of June 30, 1999 filed with the SEC.



(5) This figure is based upon information set forth in Schedule 13G filed on January 21, 1999.



(6) This figure is based upon information set forth in Schedule 13G filed on August 20, 1999.


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

        10.23 License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(6)+

        10.24           License Agreement dated May 8, 1996 between the Company and
                        Enzon, Inc.*(6)+

        10.25 Stock Purchase Agreement dated September 8, 1997 by and between the Company and Biotech Target S.A. *(7)+

        10.26           Stock Purchase Agreement dated March 4, 1998 by and between the Company and Biotech Target S.A. *(7)+

        10.27           Asset Purchase Agreement dated as of February 9, 1999
                        between the Company and United States Surgical Corporation.

        10.28           Collaboration Agreement dated January 25, 1999 between the
                        Company and The Procter & Gamble Company, as amended.+

        10.29           Letter agreement dated September 14, 1999 between the
                        Company and Leonard Bell.*(8)

         23.1           Consent of Arthur Andersen LLP.*(8)

         27.1           Financial Data Schedule.*(8)

         99.1           Risk Factors.*(8)


------------------------


*   Previously filed.


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



(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.


+  Confidential treatment was granted for portions of such document.


(B) REPORTS ON FORM 8-K:


    Current Report on Form 8-K dated May 25, 1999 relating to the election of Alvin S. Parven to the Company's Board of Directors.

    Current Report on Form 8-K dated September 24, 1999 relating to the election of Jerry T. Jackson and R. Douglas Norby to the Company's Board of Directors.

(C) EXHIBITS:

    See (a) (3) above.

(D) FINANCIAL STATEMENT SCHEDULES:

    See (a) (2) above.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



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