Form 10-K/A
period 1999-07-31
ALEXION PHARMACEUTICALS INC
filed 1999-11-29
CIK 899866

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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III


ITEM 11. Executive Compensation.


         The following table shows all the cash compensation paid by the Company as well as certain other compensation paid during the fiscal years indicated to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company for such period in all capacities in which they served.

                                             SUMMARY COMPENSATION TABLE
                                                                                                        LONG TERM
                                                               ANNUAL COMPENSATION                     COMPENSATION
                                                  --------------------------------------------------------------------
                                         FISCAL        BASE                           OTHER              OPTIONS
      NAME AND PRINCIPAL POSITION         YEAR        SALARY          BONUS       COMPENSATION      (NUMBER OF SHARES)
      ---------------------------         ----        ------          -----       ------------      ------------------
Leonard Bell, M.D.                        1999       $275,000        $70,800       $4,167 (1)              40,000
    President, Chief Executive            1998        250,000         50,000        3,873 (1)              60,000
    Officer, Secretary and Treasurer      1997        213,404                       1,983 (1)             150,000

David W. Keiser                           1999       $190,460        $50,000       $4,102 (1)              22,500
    Executive Vice President and          1998        178,000         30,000        3,788 (1)              25,000
    Chief Operating Officer               1997        157,642         29,000        1,892 (1)              25,000

Louis A. Matis, M.D.                      1999       $180,500        $17,500                               17,500
    Sr. Vice-President and                1998        165,000         30,000       $4,800 (1)              25,000
    Chief Scientific Officer              1997        138,423         25,000        2,400 (1)              22,500

Stephen P. Squinto, Ph.D.                 1999       $180,500        $25,000            -                  17,500
    Sr. Vice-President and                1998        165,000         30,000            -                  25,000
    Chief Technical Officer               1997        148,460         25,000            -                  22,500

James A. Wilkins, Ph.D.                   1999       $136,000        $20,000       $4,215 (1)              17,500
    Vice-President Process Sciences       1998        120,000         25,000        3,600 (1)              20,000
    and Manufacturing                     1997        113,500         20,000        1,703 (1)              12,500



(1) Represents the Company's matching contribution pursuant to its 401(k) defined contribution plan.

    The following table sets forth information with respect to option grants in 1999 to the persons named in the Summary Compensation Table.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL REALIZED
                                                   % OF TOTAL                                            VALUE AT ASSUMED
                                    NUMBER OF        OPTIONS                                             ANNUAL RATES OF
                                    SECURITIES      GRANTED TO   EXERCISE     MARKET                       STOCK PRICE
                                    UNDERLYING     EMPLOYEES IN      OR      PRICE ON                    APPRECIATION FOR
                                     OPTIONS       FISCAL YEAR   BASE PRICE  DATE OF    EXPIRATION       OPTION TERM (3)
NAME                              GRANTED(#)(1)        (2)         ($/SH)     GRANT         DATE       5% ($)      10% ($)
----                              -------------        ---         ------     -----    ---- -----      ------     --------
Leonard Bell, M.D.                    40,000 (4)       5.5         $9.50      $9.50      07/27/09    $238,980     $605,622
David W. Keiser                       22,500           3.1          9.50       9.50      07/27/09     134,426      340,662
Louis A. Matis, M.D.                  17,500           2.4          9.50       9.50      07/27/09     104,554      264,960
Stephen P. Squinto, Ph.D.             17,500           2.4          9.50       9.50      07/27/09     104,554      264,960
James A. Wilkins, Ph.D.               17,500           2.4          9.50       9.50      07/27/09     104,554      264,960

---------------------

(1) Options vest in four equal annual installments commencing on the anniversary date of the grant unless otherwise indicated.

(2) Based upon options to purchase 494,000 shares granted to all employees during fiscal 1999

(3) The 5% and 10% assumed rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved.
     (4) These options vest in three equal annual installments commencing on the anniversary date of the grant.

         The following table sets forth information with respect to (i) stock options exercised in 1999 by the persons named in the Summary Compensation Table and (ii) unexercised stock options held by such individuals at July 31, 1999.

                           AGGREGATED OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES


                                                                NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED,
                                   SHARES                      OPTIONS HELD AT FISCAL         IN-THE-MONEY OPTIONS AT
                                ACQUIRED ON      VALUE                YEAR END                FISCAL YEAR END ($)(1)
                                                                      --------                ----------------------
              NAME              EXERCISE (#)  REALIZED ($)    EXERCISABLEUNEXERCISABLE        EXERCISABLEUNEXERCISABLE
              ----              ------------  ------------    ------------------------        ------------------------
  Leonard Bell, M.D.                 0             0           423,750        161,250       $1,618,594       $196,969
  David W. Keiser                    0             0           125,000         72,500          572,656        100,125
  Louis A. Matis, M.D.               0             0           133,750         58,750          681,250         45,313
  Stephen P. Squinto, Ph.D.          0             0           123,750         58,750          601,250         45,313
  James A. Wilkins, Ph.D.            0             0            60,000         45,000          253,906         38,281

----------------------

(1) Based on the average of the high and low sale price of the Common Stock on July 31, 1999 of $10.375.

EMPLOYMENT AGREEMENTS

         Dr. Leonard Bell, President, Chief Executive Officer, Secretary and Treasurer of the Company, has a three-year employment agreement with the Company which expires April 1, 2000. The agreement provides that Dr. Bell will be employed as the President and Chief Executive Officer of the Company and that the Company will use its best efforts to cause Dr. Bell to be elected to the Board of Directors for the term of the agreement. Dr. Bell currently receives an annual base salary of $283,000. The contract provides that if (i) Dr. Bell is dismissed for any reason other than cause (as defined in the employment agreement) or (ii) Dr. Bell terminates the employment agreement for certain reasons including (a) certain changes in control of the Company, (b) Dr. Bell's loss of any material duties or authority, (c) if the Chief Executive Officer is not the highest ranking officer of the Company, (d) an uncured material breach of the employment agreement by the Company and (e) the retention of any senior executive officer by the Company, or an offer to pay compensation to any senior executive of the Company that in either case is unacceptable to Dr. Bell, in his reasonable judgment, then Dr. Bell shall be entitled to receive a lump sum cash payment equal to Dr. Bell's annual salary then in effect multiplied by the number of years remaining in the term of the employment agreement. In addition, upon such termination, all stock options and stock awards vest and become immediately exercisable and remain exercisable through their original terms. If, upon the termination of the employment agreement on April 1, 2000, Dr. Bell shall cease to be employed by the Company in the capacity of Chief Executive Officer by reason of the Company's decision not to continue to employ Dr. Bell as Chief Executive Officer at least on terms substantially similar to those set forth in the existing employment agreement, then Dr. Bell will be entitled to a severance payment equal to his annual salary during the final year of such employment agreement.

         Mr. David W. Keiser, Executive Vice-President and Chief Operating Officer, has a three-year employment agreement with the Company which commenced in July 1997. Mr. Keiser currently receives an annual base salary of $205,697.

         Dr. Stephen P. Squinto, Senior Vice-President and Chief Technical Officer, has a five-year employment agreement with the Company which commenced in March 1997. Dr. Squinto currently receives an annual base salary of $187,720.

         Dr. Louis A. Matis, Senior Vice President and Chief Scientific Officer, has a five-year employment agreement with the Company which commenced in August 1997. Dr. Matis currently receives an annual base salary of $187,720.

         Dr. James A. Wilkins, Vice-President Process Sciences and Manufacturing, had a five-year employment agreement with the Company which commenced in September 1993. Dr. Wilkins receives an annual base salary of $142,800.

         Under the employment agreements for each of Mr. Keiser and Drs. Squinto and Matis, if any of them, respectively, is dismissed for any reason other than cause (as defined in the employment agreement), death or disability, or if any of them, respectively, terminates the employment agreement because of an uncured material breach thereof by the Company, he shall be entitled to receive a lump sum cash payment equal to the greater of (a) the annual salary for the remainder of the then current year of employment and (b) six months salary at the annual rate for the then current year of employment. In addition, upon such termination, all stock options shall accelerate vesting such that the number of such options vested on the day of termination shall be equal to the number of such options vested if the executive were to have been continuously employed by the Company until the date twelve months after the date of termination.

         All the Company's employment agreements require acknowledgment of the Company's possession of information created, discovered or developed by the employee/executive and applicable to the business of the Company and any client, customer or strategic partner of the Company. Each employee/executive also agreed to assign all rights he/she may have or acquire in proprietary information and to keep such proprietary information confidential and also agreed to certain covenants not to compete with the Company.

COMPENSATION OF DIRECTORS

         Directors may be granted options to purchase Common Stock under the 1992 Stock Option Plan and the 1992 Outside Directors Plan. During February 1996, Drs. Fried, Link and Marks, independent members of the Board and the members of the Company's audit and compensation committees, became entitled to receive an annual accrued stipend of $25,000, $8,000 and $8,000, respectively, which began to accrue on November 1, 1994. Per meeting fees were paid in the amounts of $1,500, $750, and $750 to Drs. Fried, Link and Marks, respectively. These per meeting fees were deducted from the accrued stipends, which were paid during 1996. Effective September 9, 1996, all non-employees, non-Chairman members of the Board became entitled, with 75% attendance at Board meetings, to receive an annual accrued stipend of up to $8,000. The Chairman of the Board is entitled, with 75% attendance at Board meetings, to receive an annual accrued stipend of up to $25,000. Per meeting fees are paid in the amounts of $1,500 and $750 to the Chairman of the Board and non-employee members of the Board, respectively. These per meeting fees are deducted from the maximum annual accrued stipends, which are to be paid in October of the following year. Each of Drs. Fried, Madri, Marks, Link, and Ms. More all attended at least 75% of the meetings of the Company's Board and received their full annual stipend.

         The Company's 1992 Outside Directors' Stock Option Plan (the "Directors' Option Plan") was adopted by the Board of Directors in August 1992 and approved by its stockholders in September 1992. The Directors' Option Plan was amended in November 1995. The Directors' Option Plan provides for the automatic grant of options to purchase shares of Common Stock to directors of the Company who are not officers, nor employees, nor consultants of the Company or any of its subsidiaries (other than the Chairman of the Board of Directors of the Company who shall be eligible) ("Outside Directors"). Subject to the provisions of the Directors' Option Plan, the Board has the power and authority to interpret the Directors' Plan, to prescribe, amend and rescind rules and regulations relating to the Directors' Plan and to make all other determinations deemed necessary or advisable for the administration of the Directors' Option Plan. No participant may participate in any determination of the Board concerning options granted to such Participant under the Directors' Option Plan.

         Under the Directors' Option Plan, each Outside Director receives an option to purchase 7,500 shares of Common Stock on the date of his or her election to the Board. In addition, on the date of the Annual Meeting and on the date of each subsequent annual meeting of stockholders at which a director is reelected, such director, if he or she is still an Outside Director on such date and has attended, either in person or by telephone, at least seventy-five percent (75%) of the meetings of the Board of Directors that were held while he or she was a director since the prior annual meeting of stockholders, will be granted an option to purchase an additional 2,000 shares of the Company's Common Stock. All options granted under the Outside Directors' Plan will have an exercise price equal to the fair market value on the date of grant. Options granted under the Outside Directors' Plan vest in three equal annual installments beginning on the anniversary of the date of grant.

COMPENSATION COMMITTEE REPORT TO STOCKHOLDERS

         The report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended (the "Securities Act") or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

         The Compensation Committee is currently comprised of four directors. As members of the Compensation Committee, it is our responsibility to determine the most effective total executive compensation strategy based on the Company's business and consistent with stockholders' interests. Our specific duties entail reviewing the Company's compensation practices, recommending compensation for executives and key employees, the making of recommendations to the Board of Directors with respect to major compensation and benefit programs, and administering the Company's stock option plans.

COMPENSATION PHILOSOPHY

         The Company's overall compensation philosophy is to offer competitive salaries, cash incentives, stock options and benefit plans consistent with the Company's financial position. Rewarding capable employees who contribute to the continued success of the Company plus equity participation and a strong alignment to stockholder's interests are key elements of the Company's compensation policy. One of the, Company's strengths contributing to its success is the strong management team - many of whom have been with the Company for a significant period of time. The Company's executive compensation policy is to attract and retain key executives necessary for the Company's short and long-term success by establishing a direct link between executive compensation and the performance of the Company by rewarding individual initiative and the achievement of annual corporate goals through salary and cash bonus awards;

and by providing equity awards based upon present and expected future performance to allow executives to participate in maximizing shareholder value.

         In awarding salary increases and bonuses, the Compensation Committee did not relate the various elements of corporate performance to each element of executive compensation. Rather, the Compensation Committee considered whether the compensation package as a whole adequately compensated each executive for the Company's performance during the past year and executive's contribution to such performance.

         Under the Omnibus Budget Reconciliation Act ("OBRA") which was enacted in 1993, publicly held companies may be prohibited from deducting as an expense for federal income tax purposes total remuneration in excess of $1 million paid to certain executive officers in a single year. However, OBRA provides an exception for "performance based" remuneration, including stock options. The Company expects to keep "nonperformance based" remuneration within the $1 million limit in order that all executive compensation will be fully deductible. Nevertheless, although the Committee considers the net cost to the Company in making all compensation decisions (including, for this purpose, the potential limitation on deductibility of executive compensation), there is no assurance that compensation realized with respect to any particular award will qualify as "performance based" remuneration.

BASE SALARY

         Base salary represents the fixed component of the executive compensation program. The Company's philosophy regarding base salaries is conservative, maintaining salaries at approximately competitive industry average. Determinations of base salary levels are established on an annual review of marketplace competitiveness with similar biopharmaceutical companies, and on internal relationships. Periodic increases in base salary relate to individual contributions to the Company's overall performance, relative marketplace competitiveness levels, length of service and the industry's annual competitive pay practice movement. No specific performance targets were established for fiscal year 1998, which was the base year for determining the salary increase's awarded during 1999. In determining appropriate levels of base salary, the Compensation Committee relied in part on several biopharmaceutical industry compensation surveys.

BONUS

         Bonuses represent the variable component of the executive compensation program that is tied to the Company's performance and individual achievement. The Company's policy is to base a significant portion of its senior executives' cash compensation on bonus. In determining bonuses, the Compensation Committee considers factors such as relative performance of the Company during the year and the individual's contribution to the Company's performance.

STOCK OPTIONS

         The Compensation Committee, which administers the Company's stock option plans, believes that one important goal of the executive compensation program should be to provide executives, key employees and consultants - who have significant responsibility for the management, growth and future success of the Company with an opportunity to increase their ownership and potentially gain financially from the Company's stock price increases. This approach ensures that the best interests of the stockholders, executives and employees will be closely aligned. Therefore, executive officers and other key employees of the Company are granted stock options from time to time, giving them a right to purchase shares of the Company's Common Stock at a specified price in the future. The grant of options is based primarily on an employee's potential contribution to the Company's growth and financial results. In determining the size of option grants, the Compensation Committee considers the number of options owned by such employee, the number of options previously granted and currently outstanding, and the aggregate size of the current option grants. Options generally are granted at the prevailing market value of the Company's Common Stock and will only have value if the Company's stock price increases. Generally, grants of options vest in equal amounts over four years and the individual must be employed by the Company for such options to vest.

1999 COMPENSATION TO CHIEF EXECUTIVE OFFICER

         In reviewing and recommending Dr. Bell's salary and bonus and in awarding him stock options for fiscal year 1999 and for his future services, the Compensation Committee followed its compensation philosophy. Dr. Bell's annual salary was increased to $283,000 in August 1999. For the 1999 fiscal year, Dr. Bell did earn a $70,000 bonus, which was paid in August 1999. The Compensation Committee recommended this salary and bonus in recognition of Dr. Bell's achievements in entering into an exclusive collaboration with Procter & Gamble, advancing the Company's research efforts, and advancing the Company's clinical progress. In 1999, Dr. Bell was granted options, to purchase 40,000 shares of the Company's Common Stock at an exercise price of $9.50, the fair market value on the date of grant, under the terms of the 1992 Stock Option Plan. The options will become exercisable in equal installments over three years on the anniversary date of the date of grant. The Compensation Committee recommended this option grant, to secure the long-term services of the Company's chief executive officer and to further align the chief executive officer's compensation with stockholder interests.

                             COMPENSATION COMMITTEE

JOHN H. FRIED, PH.D., MAX LINK, PH.D., LEONARD MARKS, JR., PH.D. AND ALVIN S. PARVEN

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

        10.23 License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(6)+

        10.24           License Agreement dated May 8, 1996 between the Company and
                        Enzon, Inc.*(6)+

        10.25 Stock Purchase Agreement dated September 8, 1997 by and between the Company and Biotech Target S.A. *(7)+

        10.26           Stock Purchase Agreement dated March 4, 1998 by and between the Company and Biotech Target S.A. *(7)+


        10.27           Asset Purchase Agreement dated as of February 9, 1999
                        between the Company and United States Surgical Corporation.*(8)

        10.28           Collaboration Agreement dated January 25, 1999 between the
                        Company and The Procter & Gamble Company, as amended.*(8)+


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