Form 10-Q
period 1999-10-31
ALEXION PHARMACEUTICALS INC
filed 1999-12-13
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended October 31, 1999

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
         For the transition period from     to
                                        ----   -------

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

         Yes    X        No

        Common Stock, $0.0001 par value                14,747,447 shares
        -------------------------------         --------------------------------
               CLASS                            OUTSTANDING AT DECEMBER 10, 1999

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX

                                                                                                             Page
                                                                                                             ----

PART I.           FINANCIAL INFORMATION                                                                       3

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                                           3

                  Consolidated Balance Sheets as of October 31, 1999

                  and July 31, 1999                                                                           3

                  Consolidated Statements of Operations for the three months ended

                  October 31, 1999 and 1998                                                                   4

                  Consolidated Statements of Cash Flows for the three months ended

                  October 31, 1999 and 1998                                                                   5

                  Notes to Consolidated Financial Statements                                                  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 15

PART II.          OTHER INFORMATION                                                                          16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         SIGNATURES                                                                                          17

                                 ALEXION PHARMACEUTICALS, INC.

                                  Consolidated Balance Sheets
                                    (amounts in thousands)

                                                                 October 31, 1999   July 31, 1999
                                                                 ---------------    ------------
                                                                 ---------------    ------------
                            ASSETS                                (UNAUDITED)
Current Assets:

     Cash and cash equivalents                                          $13,266         $24,238
     Marketable securities                                                8,062           4,090
     Reimbursable contract costs: billed                                  5,893           4,577
                                  unbilled                                2,685           2,285
     Prepaid expenses                                                       401             472
                                                                 ---------------    ------------
               Total current assets                                      30,307          35,662
                                                                 ---------------    ------------

Fixed Assets, net of accumulated

     depreciation and amortization                                        7,447           7,413
                                                                 ---------------    ------------

Security Deposits and Other Assets                                        1,155           1,299
                                                                 ---------------    ------------

                         TOTAL ASSETS                                   $38,909         $44,374
                                                                 ---------------    ------------
                                                                 ---------------    ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

     Current portion of notes payable                                      $368            $368
     Accounts payable                                                     4,404           3,544
     Accrued expenses                                                       846           2,328
     Deferred revenue                                                       600             450
                                                                 ---------------    ------------
               Total current liabilities                                  6,218           6,690
                                                                 ---------------    ------------


Notes Payable, less current portion included above                        4,290           4,383
                                                                 ---------------    ------------

Stockholders' Equity:

     Common stock $.0001 par value;  25,000 shares

          authorized; 11,332 and 11,304 shares issued
          at October  31, 1999 and July 31, 1999, respectively                1               1
     Additional paid-in capital                                          80,596          80,287
     Deferred offering costs                                                (32)              -
     Accumulated deficit                                                (52,164)        (46,987)
     Treasury stock, at cost;  12 shares                                      -               -
                                                                 ---------------    ------------
               Total stockholders' equity                                28,401          33,301
                                                                 ---------------    ------------

        TOTAL LIABILITIES AND NET STOCKHOLDERS' EQUITY                  $38,909         $44,374
                                                                 ---------------    ------------
                                                                 ---------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

                             ALEXION PHARMACEUTICALS, INC.

                         Consolidated Statements of Operations

                                      (UNAUDITED)

                (amounts in thousands, except per share amounts)


                                                  Three months ended October 31,
                                                  -------------------------

                                                     1999         1998
                                                  ------------ ------------


CONTRACT RESEARCH REVENUES                             $6,288         $255

                                                  ------------ ------------
OPERATING EXPENSES:

     Research and Development                          11,140        3,784
     General and Administrative                           615          628

                                                  ------------ ------------
     Total Operating Expenses                          11,755        4,412

                                                  ------------ ------------

OPERATING (LOSS)                                       (5,467)      (4,157)


OTHER INCOME, Net                                         290          497
                                                  ------------ ------------


NET (LOSS)                                            $(5,177)     $(3,660)
                                                  ------------ ------------
                                                  ------------ ------------


NET (LOSS) PER COMMON SHARE- BASIC
AND DILUTED

 (Note 3)                                              $(0.46)      $(0.33)
                                                  ------------ ------------
                                                  ------------ ------------

SHARES USED IN COMPUTING BASIC AND

DILUTED (LOSS) PER COMMON SHARE                        11,319       11,226
                                                  ------------ ------------
                                                  ------------ ------------





The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)
                             (amounts in thousands)


                                                                     Three months ended October 31,
                                                                     ------------------------------
                                                                        1999           1998
                                                                     ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                             ($5,177)       ($3,660)
    Adjustments to reconcile net loss to net cash
            used in operating activities:

       Depreciation and amortization                                         361            163
       Compensation expense related to grant of stock options                 49              -
       Change in assets and liabilities:

         Reimbursable contract cost                                       (1,716)           137
         Prepaid expenses                                                     71             40
         Accounts payable                                                    860            (47)
         Accrued expenses                                                 (1,482)          (205)
         Deferred revenue                                                    150              -
                                                                     ------------  -------------
            Net cash used in operating activities                         (6,884)        (3,572)
                                                                     ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Purchase of) proceeds from  marketable securities, net               (3,986)         1,956
    Purchases of fixed assets                                               (347)          (188)
    Patent application costs                                                   -             (2)
                                                                     ------------  -------------
            Net cash (used in) provided by investing activities           (4,333)         1,766
                                                                     ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net proceeds from issuance of common stock                               265              -
    Repayments of notes payable                                              (93)           (92)
    Deferred offering costs                                                  (32)             -
    Security deposits and other assets                                       105             (4)
                                                                     ------------  -------------
            Net cash provided by financing activities                        245            (96)

                                                                     ------------  -------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                               (10,972)        (1,902)


CASH and CASH EQUIVALENTS at beginning of period                          24,238         31,509

                                                                     ------------  -------------

CASH AND CASH EQUIVALENTS at end of period                               $13,266        $29,607
                                                                     ------------  -------------
                                                                     ------------  -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest expense                                           $72            $23
                                                                     ------------  -------------
                                                                     ------------  -------------



       The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is a company engaged in development of proprietary products for the treatment of cardiovascular, autoimmune and neurologic diseases and disorders. The Company is currently conducting Phase II clinical trials for its two lead C5 Inhibitor product candidates, 5G1.1-SC and 5G1.1. The Company is also developing Apogen immunotherapeutic products affecting disease-causing T-cells. In addition, the Company is developing therapies to permit transplantation of cells from other species into humans known as xenotransplantation.

In November 1999, the Company sold 3.415 million shares of common stock at a price of $14.00 per share in a public offering resulting in net proceeds of approximately $44.5 million to the Company.

The Company has incurred consolidated losses since inception and has made no product sales to date.

The Company will continue to need additional financing to obtain regulatory approvals for its product candidates, fund operating losses, and, if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities. In addition the Company operates in an environment of rapid change in technology, FDA guidelines and regulations, healthcare regulations and competition from pharmaceutical and biotechnology companies and is dependent upon the services of its employees and other third parties.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiary Columbus Farming Corporation ("Columbus"). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical") (See Note 5). All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. It is suggested that these consolidated condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K/A Annual Report for the fiscal year ended July 31, 1999, as amended.

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

3.       NET (LOSS) PER SHARE -

The Company computes and presents net loss per common share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". There is no difference in basic and diluted net loss per common share as the effect of stock options and equivalents is anti-dilutive for all periods presented.

4.       REVENUES -

Contract research revenues recorded by the Company consist of research and development support payments, license fees, and milestone payments under collaboration with third parties and amounts received under various government grants.

Research and development support revenues are recognized as the related work and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones are recognized when the milestone is achieved. Non-refundable license fees received in exchange for specific rights to the Company's technologies, research,

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

potential products and markets are recognized as revenues as earned in accordance with the terms of the contracts.

Unbilled reimbursable contract costs as shown on the accompanying consolidated balance sheets represent reimbursable costs incurred in connection with research contracts which have not yet been billed. The Company bills these costs and recognizes the costs and related revenues in accordance with the terms of the contracts.

Deferred revenue results from cash received in advance of revenue recognition under research and development contracts.

Revenues recorded during the three months ended October 31, 1999 and 1998 by the Company consist of license fees and research and development support, reimbursement of costs related to clinical development and manufacturing of clinical supplies under the collaboration agreement with Procter & Gamble Pharmaceuticals Inc. ("P&G"). Revenues also include funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through the grants from Advanced Technology Program ("ATP").

In August 1995, the Company was awarded a three-year agreement, for approximately $2 million, from NIST to fund a xenotransplantation project. In November 1997, the Company and US Surgical was awarded a three-year, $2 million cooperative agreement from NIST to fund a joint xenotransplantation project. This agreement was modified into a single entity agreement in February 1999. In October 1998, the Company was awarded another three-year $2 million agreement from NIST to fund a xenotransplantation project.

In January 1999, the Company entered into an exclusive collaboration with P&G to develop and commercialize 5G1.1-SC. Under this collaboration, the Company will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, myocardial infarction and angioplasty. The Company has granted P&G an exclusive license to the Company's intellectual property related to 5G1.1-SC, with the right to sublicense. P&G has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. In addition, under this agreement, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable upfront license fee, as well as milestone and research and development support payments. In addition, the Company will receive royalties on worldwide sales of 5G1.1-SC for all indications. The Company has a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute 5G1.1-SC in the United States, and has granted P&G the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


A summary of revenues generated from contract research collaboration and grant awards is as follows for the three months ended October 31, (dollars in thousands):

         Collaboration/Grant Awards                        1999     1998
         --------------------------                        ----     ----
         P&G...........................................   $6,038     -
         NIST and NIH..................................      250   $155
         Other.........................................        -    100
                                                          -------  ------
                                                          $6,288   $255

                                                          -------  ------
                                                          -------  ------

5.       Notes Payable -

In November 1998, a term loan was used to finance the purchase of capital equipment. The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The balance on the note was $738,000 at October 31, 1999. The term loan agreement requires the Company to maintain a restricted cash balance equal to 115% of the outstanding loan balance plus accrued interest in an interest bearing account as collateral for the note.

In February 1999, the Company acquired manufacturing assets for the xenotransplantation program developed by US Surgical, a subsidiary of Tyco International Ltd., and financed the purchase with a note payable bearing interest at 6% per annum, in the amount of approximately $3.9 million due in May 2005. The note is secured by certain manufacturing assets of Columbus. Interest on the note is payable quarterly.

6.        Comprehensive Income (Loss) -

SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. There was no significant difference in comprehensive loss and net loss for the three month periods ended October 31, 1999 and 1998.

                          ALEXION PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS WHICH MAY CAUSE OUR PLANS AND RESULTS TO DIFFER SIGNIFICANTLY FROM PLANS AND RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN EXHIBIT 99.1 TO OUR ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED JULY 31, 1999.

OVERVIEW

Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research and product development. In 1998, we began to focus more of our resources in clinical testing and trials. We are currently conducting Phase II clinical trials of our two lead product candidates, 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery and 5G1.1 for the chronic treatment of rheumatoid arthritis and membranous nephritis. To date, we have not received any revenues from the sale of products. We have incurred operating losses since we began our operations. As of October 31, 1999, we had an accumulated deficit of $52.2 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development and scale-up and developing a sales and marketing force.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded by our own resources. For those products for which greater resources will be required, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. In January 1999, we entered into a collaboration agreement with Proctor & Gamble Pharmaceuticals to develop and commercialize one of our C5 Inhibitor products, 5G1.1-SC, for various acute cardiovascular indications such as cardiopulmonary bypass, heart attack, and angioplasty. We are enrolling up to 1000 patients in a Phase IIb efficacy trial with 5G1.1-SC in patients undergoing cardiopulmonary bypass during coronary artery bypass graft surgery. We have also commenced Phase II efficacy trials with 5G1.1-SC for both rheumatoid arthritis and membranous nephritis patients.

                          ALEXION PHARMACEUTICALS, INC.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED OCTOBER 31, 1999
         COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1998

We earned contract research revenues of $6.3 million for the three months ended October 31, 1999 and $255,000 for the same period ended October 31, 1998. This increase was due to contract revenues from our collaborative agreement with P&G for research and development support and clinical development and process manufacturing related expense reimbursements.

We incurred research and development expenses of $11.1 million for the three months ended October 31, 1999 and $3.8 million for the three months ended October 31, 1998. The increase resulted principally from costs associated with our expansion of on-going clinical trials for our lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and the cost of developing the manufacturing processes related to our C5 Inhibitors.

Our general and administrative expenses were $615,000 for the three months ended October 31, 1999 and $628,000 for the three months ended October 31, 1998.

Other income, net, was $290,000 for the three months ended October 31, 1999 and $497,000 for the three months ended October 31, 1998. This decrease resulted principally from reduced earnings due to lower cash balances available for investment during the period.

As a result of the above factors, we incurred net losses of $5.2 million for the three months ended October 31, 1999 and net losses of $3.7 million for the three months ended October 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1999, we had working capital of $24.1 million, including $21.3 million of cash, cash equivalents and marketable securities. This compares with working capital at October 31, 1998 of $32.0 million, including $33.7 million of cash, cash equivalents and marketable securities. This decrease in working capital was due to the costs incurred in operating our business, primarily research and development, clinical and manufacturing development activities.

In November 1999, we sold 3.415 million shares of common stock at a price of $14.00 per share in a public offering, resulting in net proceeds of approximately $44.5 million to the Company.

We anticipate that our existing available capital resources, together with the anticipated funding from only the collaboration agreement with Procter and Gamble will provide us adequate funding for the clinical testing of our C5 inhibitor product, 5G1.1-SC in cardiopulmonary bypass

                          ALEXION PHARMACEUTICALS, INC.


and acute coronary syndromes. We believe that our available capital resources, funding from existing grants and interest earned on available cash and marketable securities should be sufficient to fund our operating expenses and capital requirements as currently planned for at least the next thirty-six months. While we currently have no material commitments for capital expenditures, our future capital requirements will depend on many factors, including the progress of our research and development programs, progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, our ability to establish development and commercialization relationships, and the costs of manufacturing scale-up.

We expect to incur substantial additional costs, including costs associated with research, pre-clinical and clinical testing, manufacturing process development, and additional capital expenditures related to personnel and facilities expansion and manufacturing requirements in order to commercialize our products currently under development. In addition to funds we may receive from our collaboration with Procter & Gamble, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of our product candidates. Our additional financing may include public or private equity offerings, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake itself, any of which could have a material adverse effect.

We lease our administrative and research and development facilities under three operating leases which expired in December 1997, June 1998, and March 1999. We are currently continuing the leases on a month-to-month basis while participating in ongoing discussions for new leases of our current facilities.

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

                          ALEXION PHARMACEUTICALS, INC.


         We are a biotechnology company and our proposed product candidates are not software or computer based. Therefore, our proposed products are not directly impacted by the Y2K problem. Our exposure to potential risks from this problem involves computer and information technology systems, and other systems which include embedded technology using date sensitive programs such as for heating, ventilation and air conditioning (or HVAC), scientific instrumentation and laboratory facilities.

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

         We have identified a Y2K problem in our HVAC system. We have engaged an outside contractor to correct the Y2K problem. We believe that the cost of correcting this problem will be approximately $20,000 and expect the problem to be corrected in December 1999 during a regularly scheduled maintenance cycle. As a result of our personnel expansion, we upgraded our telecommunication system, whether or not it had a Y2K problem. The cost of this upgrade, which we have been informed is Y2K compliant, was approximately $35,000 and also provided for future enhancements.

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

         In a worst case scenario, we could experience delays in receiving research and development and manufacturing supplies as well as managing and accessing data on patients enrolled in clinical studies. These delays could slow clinical development and research and development programs, or impact our ability to effectively manage and monitor these programs. These delays could also have an adverse impact on our stock price. Because of the difficulty or impossibility and cost of replacing our research and development and collaboration agreements, we believe that contingency plans are impractical, and none have been developed.

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

         To date, we have incurred less than $5,000 in costs associated with our Y2K assessment and remediation program. This excludes the costs of older computer and scientific instrumentation that have been replaced in the ordinary course as such systems are upgraded or expanded. We believe that the costs associated with repairs or upgrades and verification of our internal systems to become Y2K compliant will not be more than $50,000. We believe that all such repairs or upgrades and verification will be complete in December 1999 with the repair and upgrade to our HVAC system discussed above. We expect to fund all these expenses from working capital.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest income on the Company's marketable securities is carried in "Other income, (NET)". The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's marketable securities are held for purposes other than trading. The marketable securities as of October 31, 1999, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 1999 was 5.9%. The fair value of marketable securities held at October 31, 1999 was $8.0 million.

                          ALEXION PHARMACEUTICALS, INC.


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports

                  (a) Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b) Form 8-K

                           None

                          ALEXION PHARMACEUTICALS, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ALEXION PHARMACEUTICALS, INC.

Date:  December 10, 1999                             By:  /s/ Leonard Bell, M.D.
                                                          ----------------------
                                                            Leonard Bell, M.D.

                                                            President and Chief Executive Officer,
                                                                    Secretary and Treasurer (principal
                                                                    executive officer)

Date:  December 10, 1999                             By:  /s/ David W. Keiser
                                                          ----------------------
                                                            David W. Keiser

                                                            Executive Vice President and Chief Operating
                                                                    Officer (principal financial officer)

Date:  December 10, 1999                             By:  /s/ Barry P. Luke
                                                          ----------------------
                                                            Barry P. Luke
                                                            Vice President of Finance and Administration
                                                            (principal accounting officer)