Form 10-Q
period 2000-01-31
ALEXION PHARMACEUTICALS INC
filed 2000-03-15
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934: For the quarterly period ended January 31, 2000

                                       OR

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
         For the transition period from               to
                                       ---------------  ----------------

         Commission file number: 0-27756

                          ALEXION PHARMACEUTICALS, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-3648318
         --------                                             ----------
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

         Yes    X        No
               ---           ---

   COMMON STOCK, $0.0001 PAR VALUE                   15,028,023 SHARES
   -------------------------------              -----------------------------
               CLASS                             OUTSTANDING AT MARCH 14, 2000

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX


                                                                                                            Page

                                                                                                            ----

PART I.           FINANCIAL INFORMATION.                                                                      3

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.                                                          3

                  Consolidated Balance Sheets as of January 31, 2000                                          3
                  and July 31, 1999

                  Consolidated Statements of Operations for the three months and six months                   4
                  ended January 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the six months
                  ended January 31, 2000 and 1999                                                             5

                  Notes to Consolidated Financial Statements                                                  6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                                             11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 14

PART II.          OTHER INFORMATION.

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.                                         16

         ITEM 5.  OTHER INFORMATION.                                                                         16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                                          16

         SIGNATURES                                                                                          17

                          ALEXION PHARMACEUTICALS, INC.

                           Consolidated Balance Sheets
                             (amounts in thousands)


                                                      January 31, 2000    July 31, 1999
                                                      ----------------    -------------
                                                      ----------------    -------------
                                                        (UNAUDITED)

                            ASSETS

Current Assets:

 Cash and cash equivalents                               $  53,311          $  24,238
 Marketable securities                                       8,950              4,090
 Reimbursable contract costs: billed                         5,898              4,577
                              unbilled                       1,272              2,285
 Prepaid expenses                                            2,129                472
                                                         ---------          ---------
  Total current assets                                      71,560             35,662
                                                         ---------          ---------

Fixed Assets, net of accumulated

 depreciation and amortization                               7,759              7,413
                                                         ---------          ---------
Security Deposits and Other Assets                           1,011              1,299
                                                         ---------          ---------
                            TOTAL ASSETS                 $  80,330          $  44,374
                                                         ---------          ---------
                                                         ---------          ---------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

 Current portion of notes payable                        $     368          $     368
 Accounts payable                                            2,834              3,544
 Accrued expenses                                            1,047              2,328
 Deferred revenue                                              750                450
                                                         ---------          ---------
  Total current liabilities                                  4,999              6,690
                                                         ---------          ---------

Notes Payable, less current portion included above           4,199              4,383
                                                         ---------          ---------

Stockholders' Equity:

 Common stock $.0001 par value; 25,000 shares authorized; 14,957 and 11,304 shares issued

  at January 31, 2000 and July 31, 1999, respectively            2                  1
 Additional paid-in capital                                126,933             80,287
 Accumulated deficit                                       (55,803)           (46,987)
 Treasury stock, at cost;  12 shares                            --                 --
                                                         ---------          ---------
  Total stockholders' equity                                71,132             33,301
                                                         ---------          ---------
  TOTAL LIABILITIES AND NET STOCKHOLDERS' EQUITY         $  80,330          $  44,374
                                                         ---------          ---------
                                                         ---------          ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Operations
                                   (UNAUDITED)
                (amounts in thousands, except per share amounts)



                                  Three months ended January 31,      Six months ended January 31,
                                  ------------------------------      ----------------------------
                                       2000        1999                    2000        1999
                                     --------    --------                --------    --------
CONTRACT RESEARCH REVENUES           $  6,679    $    170                $ 12,967    $    425
                                     --------    --------                --------    --------
                                     --------    --------                --------    --------

OPERATING EXPENSES:
     Research and Development           9,840       4,681                  20,980       8,465
     General and Administrative         1,150         790                   1,765       1,418
                                     --------    --------                --------    --------

     Total Operating Expenses          10,990       5,471                  22,745       9,883
                                     --------    --------                --------    --------

OPERATING (LOSS)                       (4,311)     (5,301)                 (9,778)     (9,458)

OTHER INCOME, net                         672         421                     962         918
                                     --------    --------                --------    --------

NET (LOSS)                           ($ 3,639)   ($ 4,880)                 (8,816)     (8,540)
                                     --------    --------                --------    --------
                                     --------    --------                --------    --------

NET (LOSS) PER COMMON SHARE- BASIC
  AND DILUTED (Note 3)               ($  0.26)   ($  0.43)               ($  0.69)   ($  0.76)
                                     --------    --------                --------    --------
                                     --------    --------                --------    --------

SHARES USED IN COMPUTING BASIC AND
  DILUTED (LOSS) PER COMMON SHARE      14,239      11,227                  12,779      11,246
                                     --------    --------                --------    --------
                                     --------    --------                --------    --------



        The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                             (amounts in thousands)


                                                                  Six months ended January 31,
                                                                  ----------------------------
                                                                      2000           1999
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         ($ 8,816)     ($ 8,540)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
       Depreciation and amortization                                      720           340
       Compensation expense related to grant of stock options              99            33
       Change in assets and liabilities:
         Reimbursable contract cost                                      (308)          137
         Prepaid expenses                                              (1,657)         (252)
         Accounts payable                                                (710)          260
         Accrued expenses                                              (1,281)           24
         Deferred revenue                                                 300           (67)
                                                                     --------      --------
            Net cash used in operating activities                     (11,653)       (8,065)
                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities, net                             (4,860)       (1,611)
    Purchases of fixed assets                                          (1,066)         (333)
    Patent application costs                                               --            (4)
                                                                     --------      --------
            Net cash used in investing activities                      (5,926)       (1,948)
                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                         46,548           364
    Repayments of notes payable                                          (184)         (185)
    Security deposits and other assets                                    288             0
                                                                     --------      --------
            Net cash provided by financing activities                  46,652           179
                                                                     --------      --------
                                                                     --------      --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                  29,073        (9,834)


CASH and CASH EQUIVALENTS, beginning of period                         24,238        31,509
                                                                     --------      --------

CASH AND CASH EQUIVALENTS, end of period                             $ 53,311      $ 21,675
                                                                     --------      --------
                                                                     --------      --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest expense                                   $    147      $     40
                                                                     --------      --------
                                                                     --------      --------



        The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the development of proprietary products for the treatment of cardiovascular, autoimmune and neurologic disorders. The Company is currently conducting Phase II clinical trials for its two lead C5 Inhibitor product candidates, 5G1.1-SC and 5G1.1. The Company is also developing Apogen immunotherapeutic products affecting disease-causing T-cells. In addition, the Company is developing therapies employing the transplantation of cells from other species into humans known as xenotransplantation.

On March 8, 2000, the Company completed a $120 million placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The notes will be convertible into shares of the Company's common stock at a price equal to $106.425 per share.

In November 1999, the Company sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering, resulting in net proceeds of approximately $44.4 million to the Company.

The Company has incurred consolidated losses since inception and has made no product sales to date.

The Company may need additional financing to obtain regulatory approvals for its product candidates, fund operating losses, and, if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities.

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1999, as amended.

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

Research and development support revenues are recognized as the related work and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones are recognized when the milestone is achieved. Non-refundable license fees received in exchange for specific rights to the Company's technologies, research, potential products and markets are recognized as revenues as earned in accordance with the terms of the contracts (See Note 8).

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


                                  Page 7 or 17

                          ALEXION PHARMACEUTICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Revenues recorded during the three and six months ended January 31, 2000 and 1999 consist of license fees, research and development support, reimbursement of costs related to clinical development and manufacturing of clinical supplies under the collaboration agreement with Procter & Gamble Pharmaceuticals Inc. ("P&G"). Revenues also include funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through grants from the Advanced Technology Program ("ATP").

In November 1997, the Company and US Surgical were awarded a three-year, $2 million cooperative agreement from NIST to fund a joint xenotransplantation project. This agreement was modified into a single entity (Alexion only) agreement in February 1999. In October 1998, the Company was awarded another three-year $2 million agreement from NIST to fund a xenotransplantation project. In November 1999, the Company was awarded a three-year $2 million agreement from NIST to fund another xenotransplantation project.

In January 1999, the Company entered into an exclusive collaboration with P&G to develop and commercialize 5G1.1-SC. Under this collaboration, the Company will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, myocardial infarction and angioplasty. The Company has granted P&G an exclusive license to the Company's intellectual property related to 5G1.1-SC, with the right to sublicense. P&G has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. In addition, under this agreement, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable upfront license fee (See Note 8), as well as milestone and research and development support payments. In addition, the Company will receive royalties on worldwide sales of 5G1.1-SC for all indications. The Company has a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute 5G1.1-SC in the United States, and has granted P&G the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States.

A summary of revenues generated from contract research collaboration and grant awards is as follows for the three and six months ended January 31, (dollars in thousands):



                                       Three months ended    Six months ended
                                       ------------------    ----------------
         Collaboration/Grant Awards       2000     1999       2000     1999
         --------------------------       ----     ----       ----     ----
        P&G .........................   $ 6,031        --   $12,069        --
        NIST and NIH.................       648   $   103       898   $   258
        Other .......................        --        67        --       167
                                        -------   -------   -------   -------
                                        $ 6,679   $   170   $12,967   $   425
                                        -------   -------   -------   -------
                                        -------   -------   -------   -------



5.       NOTES PAYABLE -

                      ALEXION PHARMACEUTICALS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

In November 1998, a term loan was used to finance the purchase of capital equipment. The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The balance on the note was $647,000 at January 31, 2000. The term loan agreement requires the Company to maintain a restricted cash balance equal to 115% of the outstanding loan balance plus accrued interest in an interest bearing account as collateral for the note.

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

                      ALEXION PHARMACEUTICALS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

6.       EQUITY

In November 1999, the Company sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering resulting in net proceeds of approximately $44.4 million to the Company.

In connection with the Company's initial public offering in 1996, the Company sold to its underwriter, for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants are exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997. During the quarter ended January 31, 2000, warrants have been exercised for the purchase of 153,274 shares of Common Stock resulting in aggregate proceeds of approximately $1.5 million to the Company.

7.       COMPREHENSIVE INCOME (LOSS) -

SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. There was no significant difference in comprehensive loss and net loss for the three and six month periods ended January 31, 2000 and 1999.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS -

Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 will require companies to recognize certain up-front non-refundable fees over the life of the related collaboration agreement when such fees are received in conjunction with collaboration agreements which have multiple elements. The Company is required to adopt this new accounting principle through a cummulative charge to retained earnings, in accordance with the provisions of APB Opinion No. 20, no later than the first quarter of fiscal 2001. The Company believes that the adoption of SAB 101 will have a material impact on its future operating results as it applies to the $10.0 million up-front non-refundable payment received by it in connection with its collaboration with Proctor & Gamble. The Company's historical financial statements reflect this payment as revenue in the year ended July 31, 1999. Based on guidance currently available, the Company will be required to record the $10.0 million fee as revenue over the future life, as defined, of the collaboration agreement. As of January 31, 2000, the Company had not yet adopted this new accounting principle.

                          ALEXION PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS WHICH MAY CAUSE OUR PLANS AND RESULTS TO DIFFER SIGNIFICANTLY FROM PLANS AND RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN EXHIBIT 99.1 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 1999, AS AMENDED.

OVERVIEW

We are engaged in the development of products for the treatment of cardiovascular, autoimmune and neurologic diseases caused by undesired effects of the human immune system. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research and product development. In 1998, we began to focus more of our resources in clinical testing and trials. Our two lead product candidates are currently in seven clinical development programs. 5G1.1-SC, in collaboration with Procter & Gamble, is in a Phase IIb cardiopulmonary bypass efficacy trial and in two 1000 patient Phase II myocardial infarction (heart attack) efficacy trials. 5G1.1 is in a Phase II efficacy trial for the chronic treatment of rheumatoid arthritis and a Phase II efficacy trial for the treatment of membranous nephritis. In addition, we are commencing a Phase Ib pilot study for treatment of psoriasis and a Phase Ib pilot study for treatment of dermatomyositis both using 5G1.1. To date, we have not received any revenues from the sale of products. We have incurred operating losses since we began our operations. As of January 31, 2000, we had an accumulated deficit of $55.8 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development and scale-up and developing a sales and marketing force.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded by our own resources. For those products for which greater resources will be required, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. In January 1999, we entered into a collaboration agreement with Proctor & Gamble Pharmaceuticals to develop and commercialize one of our C5 Inhibitor products, 5G1.1-SC, for various acute cardiovascular indications such as cardiopulmonary bypass, heart attack, and angioplasty. As of January 2000, we have completed enrollment of over 35% of the up to 1000 patients in a Phase IIb efficacy trial with 5G1.1-SC in patients undergoing cardiopulmonary bypass during coronary artery bypass graft surgery and we have commenced enrolling up to 1000 patients each in two Phase IIb efficacy studies in myocardial infarction (heart attack) patients receiving thrombolytic therapy and myocardial infarction (heart attack) patients receiving angioplasty.

RESULTS OF OPERATIONS

                          ALEXION PHARMACEUTICALS, INC.

         THREE MONTHS ENDED JANUARY 31, 2000
         COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1999

We earned contract research revenues of $6.7 million for the three months ended January 31, 2000 and $170,000 for the same period ended January 31, 1999. This increase was due to contract revenues from our collaborative agreement with Procter & Gamble for research and development support and clinical development and process manufacturing related expense reimbursements.

We incurred research and development expenses of $9.8 million for the three months ended January 31, 2000 and $4.7 million for the three months ended January 31, 1999. The increase resulted principally from costs associated with our expansion of clinical trials for our lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and the cost of manufacturing development and manufacturing of our C5 Inhibitors.

Our general and administrative expenses were $1.2 million for the three months ended January 31, 2000 and $790,000 for the three months ended January 31, 1999. This increase resulted principally from higher payroll related costs, depreciation and other professional fees.

Other income, net, was $672,000 for the three months ended January 31, 2000 and $421,000 for the three months ended January 31, 1999. This increase resulted principally from greater interest income from higher cash balances available for investment during the period resulting from our follow-on public offering that raised $44.4 million in net proceeds.

As a result of the above factors, we incurred a net loss of $3.6 million for the three months ended January 31, 2000 and a net loss of $4.9 million for the three months ended January 31, 1999.


         SIX MONTHS ENDED JANUARY 31, 2000
         COMPARED WITH SIX MONTHS ENDED JANUARY 31, 1999

We earned contract research revenues of $13.0 million for the six months ended January 31, 2000 and $425,000 for the same period ended January 31, 1999. This increase was due primarily to contract revenues from our collaborative agreement with Procter & Gamble for research and development support and clinical development and process manufacturing related expense reimbursements.

We incurred research and development expenses of $21.0 million for the six months ended January 31, 2000 and $8.5 million for the six months ended January 31, 1999. The increase resulted principally from costs associated with our expansion of clinical trials for our lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and the cost of manufacturing development and manufacturing of our C5 Inhibitors.

Our general and administrative expenses were $1.8 million for the six months ended January 31, 2000 and $1.4 million for the six months ended January 31, 1999. This increase resulted principally from higher payroll related costs, depreciation and other professional fees.

                          ALEXION PHARMACEUTICALS, INC.

Other income, net, was $962,000 for the six months ended January 31, 2000 and $918,000 for the six months ended January 31, 1999. This increase resulted principally from greater interest income from higher cash balances available for investment during the period.

As a result of the above factors, we incurred net losses of $8.8 million for the six months ended January 31, 2000 and net losses of $8.5 million for the six months ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2000, we had working capital of $66.6 million, including $62.3 million of cash, cash equivalents and marketable securities. This compares with working capital at January 31, 1999 of $27.4 million, including $29.3 million of cash, cash equivalents and marketable securities. This increase in working capital was due to the increase in available cash from the follow-on public offering in November 1999.

In November 1999, we sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering, resulting in net proceeds of approximately $44.4 million to the Company.

On March 8, 2000, we completed a $120 million placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The notes will be convertible into shares of our common stock at a price equal to $106.425 per share.

In connection with our initial public offering in 1996, we sold to the underwriter, for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants are exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997. During the quarter ended January 31, 2000, warrants have been exercised for the purchase of 153,274 shares of Common Stock resulting in aggregate proceeds of approximately $1.5 million to the Company.

We anticipate that our existing available capital resources with the proceeds of our sale of $120 million of Convertible Subordinated Notes, together with the anticipated funding from the collaboration agreement with Procter and Gamble, will provide us adequate funding for the clinical testing of our C5 inhibitor product, 5G1.1-SC in cardiopulmonary bypass and acute coronary syndromes. We believe that our available capital resources, funding from existing grants and interest earned on available cash and marketable securities should be sufficient to fund our operating expenses and capital requirements as currently planned for at least the next thirty-six months. While we currently have no material commitments for capital expenditures, our future capital requirements will depend on many factors, including the progress of our research and development programs, progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, our ability to establish development and commercialization relationships, and the costs of manufacturing scale-up.

                          ALEXION PHARMACEUTICALS, INC.

We expect to incur substantial additional costs, including costs associated with research, pre-clinical and clinical testing, manufacturing process development, and additional capital expenditures related to personnel and facilities expansion and manufacturing requirements in order to commercialize our products currently under development. In addition to funds we may receive from our collaboration with Procter & Gamble, we may need to raise or generate substantial additional funding in order to complete the development and commercialization of our product candidates. Our additional financing may include public or private equity offerings, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake itself, any of which could have a material adverse effect.

We lease our administrative and research and development facilities under one operating lease on a month-to-month basis while we are negotiating a longer term arrangement.

YEAR 2000

While we have not experienced any Year 2000 problems to date, such problems could arise in the future. In that event, our operations could be affected in several adverse ways. Failure of a scientific instrument or laboratory facility or by any of our suppliers could result, among other things, in the loss of experiments that would take weeks to set up and repeat. Such delays in the progress of research could have an adverse impact on our stock price and on our ability to raise capital, and the cost of repeating lost experiments cannot reasonably be estimated at this time. In addition, research delays could occur due to the impact of Year 2000 problems at major vendors, government research funding agencies, or development partners.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Interest income on the Company's marketable securities is carried in "Other income (expense)". The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's marketable securities are held for purposes other than trading. The marketable securities as of January 31, 2000, had maturities of less than twelve months. The

                          ALEXION PHARMACEUTICALS, INC.

weighted-average interest rate on marketable securities at January 31, 2000 was 5.9%. The fair value of marketable securities held at January 31, 2000 was $8.9 million.

                          ALEXION PHARMACEUTICALS, INC.

PART II.      OTHER INFORMATION.

Item 4.       Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on February 17, 2000, the stockholders voted to elect the following directors by the votes indicated:

    John H. Fried, Ph.D.:           12,151,084 For, 1,975 Against or Withheld, 0 Abstaining
    Leonard Bell, M.D.:             12,151,084 For, 1,975 Against or Withheld, 0 Abstaining
    Jerry T. Jackson:               12,151,384 For, 1,675 Against or Withheld, 0 Abstaining
    Max Link, Ph.D.:                12,151,584 For, 1,475 Against or Withheld, 0 Abstaining
    Joseph A. Madri, Ph.D., M.D.:   12,151,784 For, 1,275 Against or Withheld, 0 Abstaining
    Leonard Marks, Jr, Ph.D.:       12,151,384 For, 1,675 Against or Withheld, 0 Abstaining
    R. Douglas Norby:               12,151,584 For, 1,475 Against or Withheld, 0 Abstaining
    Alvin S. Parven:                12,151,384 For, 1,675 Against or Withheld, 0 Abstaining



Item 5.       Other Information.

              The 2000 Annual meeting of stockholders of the Company will be held on or about December 8, 2000 rather than February 2001. All stockholder proposals which are intended to be presented at the 2000 annual meeting of stockholders of the Company must be received by the Company no later than July 7, 2000 for inclusion in the Board of Directors' proxy statement and form of proxy relating to that meeting.

Item 6.       Exhibits and Reports.

              (a)  Exhibits
                   Exhibit 27 - Financial Data Schedule
                   Exhibit 10.30 - Collaboration Agreement dated
                   December 22, 1999 between the Company and Genzyme Transgenics Corporation.*

              (b)  Form 8-K

              Current report on Form 8-K dated December 3, 1999, relating to the Company's November 1999 follow-on public stock offering.

              Current Report on Form 8-K dated January 18, 2000, relating to the Company's agreement with Genzyme Transgenics Corporation.

              *The Company has applied for confidential treatment with respect to specific portions of this agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ALEXION PHARMACEUTICALS, INC.


Date:  March 15, 2000             By: /s/ Leonard Bell, M.D.
                                      ---------------------------------------
                                      Leonard Bell, M.D.
                                      President and Chief Executive Officer,
                                      Secretary and Treasurer (principal
                                      executive officer)

Date:  March 15, 2000             By: /s/ David W. Keiser
                                      ---------------------------------------
                                      David W. Keiser
                                      Executive Vice President and Chief
                                      Operating Officer (principal financial
                                      officer)

Date:  March 15, 2000             By: /s/ Barry P. Luke
                                      ---------------------------------------
                                      Barry P. Luke
                                      Vice President of Finance and
                                      Administration
                                      (principal accounting officer)