Form 10-Q
period 2000-04-30
ALEXION PHARMACEUTICALS INC
filed 2000-06-13
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X       Quarterly report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934: For the quarterly period ended April 30, 2000

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934:
         For the transition period from _____________ to ______________

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

         Yes    X        No
               ---           ---


Common Stock, $0.0001 par value             15,095,810 shares
-------------------------------      -------------------------------------
           CLASS                        OUTSTANDING AT JUNE 12, 2000

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX


                                                                                            Page
                                                                                            ----

PART I.           FINANCIAL INFORMATION                                                      3


         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                          3

                  Consolidated Balance Sheets as of April 30, 2000 (unaudited)
                  and July 31, 1999                                                          3

                  Unaudited Consolidated Statements of Operations for the three months
                  and nine months ended April 30, 2000 and 1999                              4

                  Unaudited Consolidated Statements of Cash Flows for the nine months
                  ended April 30, 2000 and 1999                                              5

                  Notes to Consolidated Financial Statements                                 6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           12

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 16

PART II.          OTHER INFORMATION                                                          17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



         SIGNATURES                                                                          18

                          ALEXION PHARMACEUTICALS, INC.

                           Consolidated Balance Sheets
                             (amounts in thousands)

                                                                     April 30, 2000    July 31, 1999
                                                                     ==============    =============
                                                                       (UNAUDITED)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                          $ 168,764       $ 24,238
     Marketable securities                                                  6,766          4,090
     Reimbursable contract costs: billed                                    4,687          4,577
                                  unbilled                                    961          2,285
     Prepaid expenses                                                         573            472
                                                                        ---------       --------
               Total current assets                                       181,751         35,662
                                                                        ---------       --------

Fixed Assets, net of accumulated
     depreciation and amortization                                          8,494          7,413
                                                                        ---------       --------

Deferred financing costs, net                                               3,787           --
                                                                        ---------       --------
Security deposits and other assets                                            907          1,299
                                                                        ---------       --------

                                  TOTAL ASSETS                          $ 194,939       $ 44,374
                                                                        =========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                                   $     368       $    368
     Accounts payable                                                       1,672          3,544
     Accrued expenses                                                       2,103          2,328
     Deferred revenue                                                         750            450
                                                                        ---------       --------
               Total current liabilities                                    4,893          6,690
                                                                        ---------       --------

Notes payable - noncurrent                                                  4,106          4,383
                                                                        ---------       --------
Convertible subordinated notes                                            120,000           --
                                                                        ---------       --------

Stockholders' Equity:
     Common stock $.0001 par value;  25,000 shares
          authorized; 15,087 and 11,304 shares issued
          at April 30, 2000 and July 31, 1999, respectively                     2              1
     Additional paid-in capital                                           128,060         80,287
     Accumulated deficit                                                  (62,122)       (46,987)
     Treasury stock, at cost;  12 shares                                     --             --
                                                                        ---------       --------
               Total stockholders' equity                                  65,940         33,301
                                                                        ---------       --------

                 TOTAL LIABILITIES AND NET STOCKHOLDERS' EQUITY         $ 194,939       $ 44,374
                                                                        =========       ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statement of Operations
                                   (UNAUDITED)
                (amounts in thousands, except per share amounts)

                                   Three months ended April 30,    Nine months ended April 30,
                                   ----------------------------    ---------------------------
                                         2000        1999             2000        1999
                                       --------    --------         --------    --------
CONTRACT RESEARCH REVENUES             $  4,483    $ 12,374         $ 17,450    $ 12,799
                                       --------    --------         --------    --------

OPERATING EXPENSES:
      Research and Development           10,438       5,669           31,418      14,134
      General and Administrative          1,196         717            2,961       2,135
                                       --------    --------         --------    --------
      Total Operating Expenses           11,634       6,386           34,379      16,269
                                       --------    --------         --------    --------

OPERATING INCOME (LOSS)                  (7,151)      5,988          (16,929)     (3,470)
                                       --------    --------         --------    --------

      Interest Income                     1,937         468            3,045       1,426
      Interest Expense                   (1,013)        (76)          (1,159)       (198)
      Other Expense                         (92)        (82)             (92)       --
                                       --------    --------         --------    --------
OTHER INCOME, net                           832         310            1,794       1,228
                                       --------    --------         --------    --------

NET INCOME (LOSS)                      ($ 6,319)   $  6,298         ($15,135)   ($ 2,242)
                                       ========    ========         ========    ========

BASIC NET INCOME (LOSS) PER COMMON
  SHARE (Note 3)                       ($  0.42)   $   0.56         ($  1.11)   ($  0.20)
                                       ========    ========         ========    ========

SHARES USED IN COMPUTING BASIC NET
  INCOME (LOSS) PER COMMON SHARE         15,020      11,283           13,657      11,258
                                       ========    ========         ========    ========

DILUTED NET INCOME PER COMMON SHARE
  (Note 3)                                            $0.53
                                                   ========

SHARES USED IN COMPUTING DILUTED NET
  INCOME PER COMMON SHARE                            11,890
                                                   ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                Nine months ended April 30,
                                                                ---------------------------
                                                                    2000        1999
                                                                  ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     ($ 15,135)   ($ 2,242)
     Adjustments to reconcile net loss to net cash
             used in operating activities:
        Depreciation and amortization                                 1,093         591
        Compensation expense related to grant of stock options          148          82
        Change in assets and liabilities:
          Reimbursable contract cost                                  1,214      (4,471)
          Prepaid expenses                                             (101)        (56)
          Accounts payable                                           (1,872)      2,100
          Accrued expenses                                             (133)         68
          Deferred revenue                                              300         383
                                                                  ---------    --------
             Net cash used in operating activities                  (14,486)     (3,545)
                                                                  ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale of marketable securities, net                   (2,676)        459
     Purchases of fixed assets                                       (2,174)       (885)
     Licensed technology costs                                         --           (75)
     Patent application costs                                          --            (5)
                                                                  ---------    --------
             Net cash used in investing activities                   (4,850)       (506)
                                                                  ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                      47,626         364
     Issuance of convertible subordinated note, net of expenses     116,121        --
     Repayments of notes payable                                       (277)       (277)
     Security deposits and other assets                                 392         414
                                                                  ---------    --------
             Net cash provided by financing activities              163,862         501
                                                                  ---------    --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS               144,526      (3,550)

CASH and CASH EQUIVALENTS, beginning of period                       24,238      31,509
                                                                  ---------    --------

CASH AND CASH EQUIVALENTS, end of period                          $ 168,764    $ 27,959
                                                                  =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest expense                               $     305    $     57
                                                                  =========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Fixed assets acquired pursuant to seller financing           $    --      $  3,920
                                                                  =========    ========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the development of proprietary products for the treatment of cardiovascular, autoimmune and neurologic disorders. The Company is currently conducting Phase II clinical trials for its two lead C5 Inhibitor product candidates, 5G1.1-SC and 5G1.1. The Company is also developing Apogen immunotherapeutic products to treat T-cell related disorders and is developing therapies employing the transplantation of cells from other species into humans known as xenotransplantation.

On March 8, 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The offering was made through initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The notes will be convertible into shares of the Company's common stock at a price equal to $106.425 per share (See Note 7).

The Company has incurred consolidated losses since inception and has made no product sales to date.

The Company may need additional financing to obtain regulatory approvals for its product candidates, fund operating losses, and if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiary Columbus Farming Corporation ("Columbus"). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical") (See Note 6). All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1999, as amended.


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


3.       NET INCOME (LOSS) PER SHARE -

The Company computes and presents net loss per common share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". Basic income (loss) per common share are based on the average number of common shares outstanding during the year. Diluted income per common share assumes in addition to the above, a dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options, warrants, and convertible subordinated debt. There is no difference in basic and diluted net loss per common share for the nine months ended April 30, 2000 and 1999 and the three months ended April 30, 2000 as the effect of common share equivalents is anti-dilutive.


4.       REVENUES -

Contract research revenues recorded by the Company consist of research and development support payments, license fees, and milestone payments under collaboration with third parties and amounts received from various government grants.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Research and development support revenues are recognized as the related work and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones are recognized when the milestone is achieved. Non-refundable license fees received in exchange for specific rights to the Company's technologies, research, potential products and markets are recognized as revenues as earned in accordance with the terms of the contracts (See Note 5).

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

Revenues recorded during the three and nine months ended April 30, 2000 and 1999 consist of license fees, research and development support, reimbursement of costs related to clinical development and manufacturing of clinical supplies under the collaboration agreement with Procter & Gamble Pharmaceuticals Inc. ("P&G"). Revenues also include funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through grants from the Advanced Technology Program.

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

In January 1999, the Company entered into an exclusive collaboration with P&G to develop and commercialize 5G1.1-SC. Under this collaboration, the Company will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, myocardial infarction and angioplasty. The Company has granted P&G an exclusive license to the Company's intellectual property related to 5G1.1-SC, with the right to sublicense. P&G has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. In addition, under this agreement, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable upfront license fee (See Note 5), as well as milestone and research and development support payments. In addition, the Company will receive royalties on worldwide sales of 5G1.1-SC for all indications. The Company has a

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute 5G1.1-SC in the United States, and has granted P&G the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States.

A summary of revenues generated from contract research collaboration and grant awards is as follows for the three and nine months ended April 30, (dollars in thousands):

                                             Three months ended              Nine months ended
                                             ------------------              -----------------
         Collaboration/Grant Awards         2000           1999              2000         1999
         --------------------------         ----           ----              ----         ----

         P&G...........................    $4,142         $12,145          $16,211     $12,145
         NIST and NIH..................       341             229            1,239         487
         Other.........................         -               -                -         167
                                           ------         -------          -------     -------
                                           $4,483         $12,374          $17,450     $12,799
                                           ======         =======          =======     =======


5.         RECENTLY ISSUED ACCOUNTING STANDARDS -

Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 will require companies to recognize certain up-front non-refundable fees over the life of the related collaboration agreement when such fees are received in conjunction with collaboration agreements which have multiple elements. The Company is required to adopt this new accounting principle through a cummulative charge to retained earnings through the statement of operations, in accordance with the provisions of APB Opinion No. 20, no later than the first quarter of fiscal 2001. The Company believes that the adoption of SAB 101 will have a material impact on its future operating results as it applies to the $10.0 million up-front non-refundable payment received by it in connection with its collaboration with Procter & Gamble. The Company's historical financial statements reflect this payment as revenue in the year ended July 31, 1999 and the quarter ended April 30, 1999. Based on guidance currently available, the Company will be required to record the $10.0 million fee as revenue over the future life, as defined, of the collaboration agreement. As of April 30, 2000, the Company had not yet adopted this new accounting principle.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.       NOTES PAYABLE -

In November 1998, a term loan was used to finance the purchase of capital equipment. The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The balance on the note was $554,000 at April 30, 2000. The term loan agreement requires the Company to maintain a restricted cash balance equal to 115% of the outstanding loan balance plus accrued interest in an interest bearing account as collateral for the note. This restricted cash balance is included in other assets in the accompanying consolidated balance sheets.

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


7.         CONVERTIBLE SUBORDINATED NOTES -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share.

The notes are subordinated to all of the Company's existing and future senior indebtedness and are effectively subordinated to all of the indebtedness and other liabilities (including trade and other payables) of the Company and its subsidiaries. The indenture governing the notes does not limit the amount of indebtedness, including senior indebtedness, which the Company and its subsidiaries may incur.

Noteholders may require the Company to repurchase their notes upon a repurchase event (as described in the offering) in cash, or, at the option of the Company, in common stock, at 105% of the principal amount of the notes, plus accrued and unpaid interest.

The notes are not entitled to any sinking fund. At any time or from time to time on or after March 20, 2003 and ending on March 14, 2007, the Company may redeem some or all the notes on at least 30 days' notice as a whole or, from time to time, in part at certain premiums over the principal amount plus accrued interest.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In May 2000, pursuant to a registration rights agreement, the Company filed a registration statement under the Securities Act of 1933 with the SEC to register resales of the notes and the shares of common stock into which the notes are convertible. The registration statement has not yet been declared effective by the SEC.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million which are recorded in the consolidated balance sheet and are being amortized into interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $92,000 for the three months ended April 30, 2000.

8.          EQUITY -

In November 1999, the Company sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering resulting in net proceeds of approximately $44.4 million to the Company.


9.        COMPREHENSIVE INCOME (LOSS) -

SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. There was no significant difference in comprehensive loss and net loss for the three and nine month periods ended April 30, 2000 and 1999.


10.         SUBSEQUENT EVENT -

In May 2000, the Company entered into a new lease for its headquarters and research and development facility in Cheshire, Connecticut. The lease is expected to commence in August 2000 and has a term of ten years and six months. The monthly fixed rent is expected to start at approximately $80,000. The Company's occupancy of this lease, however, is contingent upon the timely departure of the current tenant and subsequent additional work to be completed by the landlord.

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


OVERVIEW

We are engaged in the development of products for the treatment of cardiovascular, autoimmune and neurologic diseases caused by undesired effects of the human immune system. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research and product development. In 1998, we began to focus more of our resources in clinical testing and trials. Our two lead product candidates are currently in seven clinical development programs. 5G1.1-SC, in collaboration with Procter & Gamble, is in a Phase IIb cardiopulmonary bypass efficacy trial and in two 1000 patient Phase II myocardial infarction (heart attack) efficacy trials. 5G1.1 is in a Phase II efficacy trial for the chronic treatment of rheumatoid arthritis and a Phase II efficacy trial for the treatment of membranous nephritis. In addition, we are commencing three separate Phase Ib pilot studies for treatment of psoriasis, dermatomyositis and pemphigoid all using 5G1.1. To date, we have not received any revenues from the sale of products. We have incurred operating losses since we began our operations. As of April 30, 2000, we had an accumulated deficit of $62.1 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development and scale-up and developing a sales and marketing force.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded by our own resources. For those products for which greater resources will be required, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization. In January 1999, we entered into a collaboration agreement with Procter & Gamble Pharmaceuticals to develop and commercialize one of our C5 Inhibitor products, 5G1.1-SC, for various acute cardiovascular indications such as cardiopulmonary bypass, heart attack, and angioplasty. We are enrolling up to 1000 patients in a Phase IIb efficacy trial with 5G1.1-SC in patients undergoing cardiopulmonary bypass during coronary artery bypass graft surgery and we have commenced enrolling up to 1000 patients each in two Phase IIb efficacy studies in

                          ALEXION PHARMACEUTICALS, INC.


myocardial infarction (heart attack) patients receiving thrombolytic therapy and myocardial infarction (heart attack) patients receiving angioplasty. As of April 30, 2000 we have completed enrolling up to 200 rheumatoid arthritis patients in a Phase IIb efficacy study with 5G1.1 and 150 patients in a Phase IIb efficacy trial in membraneous nephritis.


RESULTS OF OPERATIONS

         THREE MONTHS ENDED APRIL 30, 2000
         COMPARED WITH THREE MONTHS ENDED APRIL 30, 1999

We earned contract research revenues of $4.5 million for the three months ended April 30, 2000 and $12.4 million for the same period ended April 30, 1999. This decrease was primarily due to the one-time license fee of $10.0 million we received in February 1999 from the start of our collaborative agreement with Procter & Gamble.

We incurred research and development expenses of $10.4 million for the three months ended April 30, 2000 and $5.7 million for the three months ended April 30, 1999. The increase resulted principally from costs associated with our expanded clinical trial programs which include several Phase II efficacy studies for our lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and the cost of manufacturing development and manufacturing of our C5 Inhibitors for our clinical trials.

Our general and administrative expenses were $1.2 million for the three months ended April 30, 2000 and $717,000 for the three months ended April 30, 1999. This increase resulted principally from higher payroll-related costs, as well as higher facilities expenses and other professional fees primarily public relations and patent/legal costs.

Other income, net, was $832,000 for the three months ended April 30, 2000 and $310,000 for the three months ended April 30, 1999. The increase in interest income of $1.5 million resulted from higher cash balances which were obtained from the net proceeds relating to the 5.75% Subordinated Convertible Notes of $120 million private placement and follow-on public offering. This was offset by interest expense of $946,000 from the 5.75% Subordinated Convertible Notes and amortization expense of $92,000 associated with the financing costs of the notes.

As a result of the above factors, we incurred a net loss of $6.3 million for the three months ended April 30, 2000 and net income of $6.3 million for the three months ended April 30, 1999.

                          ALEXION PHARMACEUTICALS, INC.


         NINE MONTHS ENDED APRIL 30, 2000
         COMPARED WITH NINE MONTHS ENDED APRIL 30, 1999

We earned contract research revenues of $17.5 million for the nine months ended April 30, 2000 and $12.8 million for the same period ended April 30, 1999. This increase was due primarily to contract revenues from our collaborative agreement with Procter & Gamble for research and development support and clinical development and manufacturing related expense reimbursements.

We incurred research and development expenses of $31.4 million for the nine months ended April 30, 2000 and $14.1 million for the nine months ended April 30, 1999. The increase resulted principally from costs associated with our expanded clinical trial programs for our lead C5 Inhibitors, 5G1.1-SC and 5G1.1, and the cost of manufacturing development and manufacturing of our C5 Inhibitors for our clinical trials.

Our general and administrative expenses were $3.0 million for the nine months ended April 30, 2000 and $2.1 million for the nine months ended April 30, 1999. This increase resulted principally from higher payroll related costs, as well as higher facilities expenses and other professional fees primarily public relations and patent/legal costs.

Other income, net, was $1.8 million for the nine months ended April 30, 2000 and $1.2 million for the nine months ended April 30, 1999. The increase in interest income of $1.6 million resulted from higher cash balances which were obtained from the net proceeds relating to the 5.75% Subordinated Convertible Notes of $120 million private placement and follow-on public offering. This was offset by interest expense of $946,000 from the 5.75% Subordinated Convertible Notes and amortization expense of $92,000 associated with the financing costs of the notes.

As a result of the above factors, we incurred net losses of $15.1 million for the nine months ended April 30, 2000 and net losses of $2.2 million for the nine months ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, we had working capital of $176.8 million, including $175.5 million of cash, cash equivalents and marketable securities. This compares with working capital at April 30, 1999 of $33.8 million, including $33.5 million of cash, cash equivalents and marketable securities. This increase in working capital was due to the increase in available cash from our sale of 5.75% Convertible Subordinated Notes and the follow-on public offering in November 1999.

                          ALEXION PHARMACEUTICALS, INC.


In March 2000, we completed a $120 million private placement of our 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share. We incurred issuance costs related to this offering of approximately $4.0 million which are being amortized into interest expense over the seven-year term of the notes.

In November 1999, we sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering, resulting in net proceeds of approximately $44.4 million to the Company.

We anticipate that our existing available capital resources with the proceeds of our sale of $120 million of 5.75% Convertible Subordinated Notes, together with the anticipated funding from the collaboration agreement with Procter and Gamble, will provide us adequate funding for the clinical testing of our C5 inhibitor product, 5G1.1-SC in cardiopulmonary bypass and acute coronary syndromes. We believe that our available capital resources, funding from existing grants and interest earned on available cash and marketable securities should be sufficient to fund our operating expenses and capital requirements as currently planned for at least the next thirty-six months. While we currently have no material commitments for capital expenditures, our future capital requirements will depend on many factors, including the progress of our research and development programs, progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, our ability to establish development and commercialization relationships, and the costs of manufacturing scale-up.

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

                          ALEXION PHARMACEUTICALS, INC.


In May 2000, we entered into a new lease for our headquarters and research and development facility in Cheshire, Connecticut. The lease is expected to commence in August 2000 and has a term of ten years and six months. Our occupancy of this lease, however, is contingent upon the timely departure of the current tenant and subsequent additional work to be completed by the landlord. We cannot be certain that either event will be completed in a timely manner. At this site, we will lease and occupy a total of 82,000 square feet of space, which includes approximately 35,000 square feet of research laboratories. We expect to incur initial leasehold improvements and relocation costs aggregating approximately $2.5 million. In addition, we will be required to pay a pro rata percentage of real estate taxes and operating expenses. Our monthly fixed rent is expected to start at approximately $80,000. Our pilot manufacturing plant, which is used for producing compounds for our current clinical trials, will remain in our current facility encompassing approximately 24,000 square feet of labs and offices at 25 Science Park, New Haven, Connecticut. Our current administrative and research and development facilities in New Haven are under one operating lease on a month-to-month basis. We are currently negotiating a longer-term arrangement of our facilities in New Haven. We believe the new space and our pilot manufacturing facility will be adequate for our activities.


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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's marketable securities are held for purposes other than trading. The marketable securities as of April 30, 2000, had a weighted-average maturity of less than twelve months. The weighted-average interest rate on marketable securities at April 30, 2000 was 6.17%. The fair value of marketable securities held at April 30, 2000 was $6.8 million.

                          ALEXION PHARMACEUTICALS, INC.


PART II.          OTHER INFORMATION




Item 6.           Exhibits and Reports

                  (a) Exhibits

                           Exhibit 10.1 Form of Agreement of Lease, between WE Knotter, L.L.C. and Alexion Pharmaceuticals, Inc.*

                           Exhibit 10.2 Employment Agreement, dated April 1, 2000, between the Company and Dr. Leonard Bell.

                           Exhibit 27 - Financial Data Schedule

                           *Incorporated by reference to the Company's
                             Registration Statement filed on May 10, 2000 with the Securities and Exchange Commission.

                  (b) Form 8-K

                           Current Report on Form 8-K dated February 25, 2000, relating to the Company's announcement of intention to Offer Approximately $120 million Convertible Notes due 2007.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALEXION PHARMACEUTICALS, INC.



Date:  June 12, 2000            By:  /s/ Leonard Bell, M.D.
                                     ---------------------------------------
                                     Leonard Bell, M.D.
                                       President and Chief Executive Officer,
                                           Secretary and Treasurer (principal
                                           executive officer)


Date:  June 12, 2000            By:  /s/ David W. Keiser
                                     ---------------------------------------
                                       David W. Keiser
                                       Executive Vice President and Chief
                                           Operating Officer (principal
                                           financial officer)


Date:  June 12, 2000            By:  /s/ Barry P. Luke
                                     ---------------------------------------
                                       Barry P. Luke
                                       Vice President of Finance and
                                       Administration (principal accounting
                                       officer)