Form 10-K
period 2000-07-31
ALEXION PHARMACEUTICALS INC
filed 2000-10-06
CIK 899866

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

                    FOR THE FISCAL YEAR ENDED JULY 31, 2000
                                       OR

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
 (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
     of Incorporation or
        Organization)

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on October 5, 2000, was approximately $1,620,000,000.

    The number of shares of Common Stock outstanding as of October 5, 2000 was 15,494,671.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS," ATTACHED HERETO AS EXHIBIT 99, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

ITEM 1. BUSINESS.

OVERVIEW

    We develop pharmaceutical products for the treatment of heart disease, and inflammation, diseases of the immune system and cancer in humans. During the fiscal years ended July 31, 2000, 1999, and 1998, we spent $40.2 million, $23.7 million, and $12.3 million, respectively, on research and development activities. Our lead product candidates are genetically altered antibodies that target specific diseases which arise when the human immune system induces undesired inflammation in the human body. Our lead product candidates are designed to block components of the human immune system which cause undesired inflammation while allowing beneficial components of the immune system to remain functional. Our two lead genetically altered antibody product candidates are designed to block the inflammatory effects of the components of the immune system known as "complement," and are:

    - 5G1.1-SC. We completed enrollment in Phase IIb trials for the treatment of acute inflammation caused by the trauma of heart and lung bypass procedures during open heart surgery, and we are enrolling patients in two Phase II heart attack trials. We are developing 5G1.1-SC in collaboration with Procter & Gamble; and

    - 5G1.1. We completed enrollment in Phase II trials for the chronic treatment of rheumatoid arthritis and we are enrolling patients in Phase II trials for the treatment of membranous nephritis, and Phase Ib pilot trials for psoriasis, dermatomyositis, and bullous pemphigoid. We are developing 5G1.1 ourselves.

    In September 2000, we acquired Prolifaron, Inc., through a merger with Alexion Antibody Technologies (AAT), Inc., a newly created, wholly owned subsidiary of Alexion. Prolifaron was a biopharmaceutical company that possessed extensive research expertise and technologies in the area of creating fully human antibodies from libraries containing billions of human antibody genes.

    In addition, to our antibody product candidates which inhibit the inflammatory effects of complement and our technology programs focusing on human antibody discovery and development, we are developing products to block the harmful effects of a component of the immune system known as "T-cells" in pre-clinical studies. We call these products "Apogens." We are targeting our first Apogen product candidate, known as MP4, for the treatment of patients with multiple sclerosis. We are also developing methods of blocking the human immune system to permit the use of cells and organs from non-human species in the treatment of diseases in humans. This product development program is initially targeting the treatment of patients with Parkinson's disease and patients with spinal cord injury with genetically altered pig cells.

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

PRODUCT DEVELOPMENT PROGRAMS

    We have focused our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Currently available drugs for certain autoimmune, cardiovascular and neurologic diseases, in which the immune system attacks the patient's own tissue, broadly suppress the entire immune system, and may also cause potentially severe side effects. Our lead product candidates, which are genetically altered antibodies known as C5 Complement Inhibitors, are designed to selectively block the production of inflammation-causing proteins in the complement cascade. We believe that selective suppression of this immune response will provide a significant therapeutic advantage relative to existing therapies.

    Additionally, we are developing selective T-cell inhibitors known as Apogens and UniGraft xenotransplants for neurologic disorders.

    Our product candidates are as follows:

PRODUCT CANDIDATE           TECHNOLOGY             INDICATION               STATUS
-----------------      ---------------------  ---------------------  ---------------------
5G1.1-SC               C5 Complement          Cardiopulmonary        Phase IIb enrollment
                       Inhibitor (single      bypass                 completed
                       chain antibody)
                                              Myocardial infarction
                                              (1) Thrombolysis       Phase II ongoing
                                              (2) PTCA               Phase II ongoing
5G1.1                  C5 Complement          Rheumatoid arthritis   Phase II enrollment
                       Inhibitor (antibody)                          completed
                                              Membranous nephritis   Phase II ongoing
                                              Lupus                  Phase I completed
                                              Psoriasis              Phase Ib ongoing
                                              Dermatomyositis        Phase Ib ongoing
                                              Bullous Pemphigoid     Phase Ib ongoing
MP4                    Apogen                 Multiple sclerosis     Pre-clinical
UniGraft-SCI           Cell replacement       Spinal cord injury     Pre-clinical
UniGraft-PD            Cell replacement       Parkinson's disease    Pre-clinical

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

    [diagram]

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

    C5 INHIBITOR IMMUNOTHERAPEUTIC PRODUCT CANDIDATES

    We are developing one of our two lead C5 Inhibitor product candidates, 5G1.1-SC, for the treatment of inflammation related to acute cardiovascular diseases and procedures. Our initial indications for 5G1.1-SC are cardiopulmonary bypass surgery and myocardial infarction. We are developing our other C5 Inhibitor product candidate, 5G1.1, for the treatment of inflammation related to chronic autoimmune disorders. Our initial indications for 5G1.1 are rheumatoid arthritis, membranous nephritis, psoriosis, dermatomyositis, and bullious pemphagoid. We have selected these seven initial indications because we believe each represents a clinical condition which is:

    - closely tied to the production of activated complement byproducts;

    - characterized by clear development pathways;

    - inadequately treated by current therapies;

    - associated with substantial health care costs; and

    - a significant market opportunity.

    To date, 5G1.1-SC and 5G1.1 have been observed to be safe and well tolerated in completed and ongoing controlled clinical trials in over 1,300 individuals treated with either C5 Inhibitor or placebo.

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

    - the scope of required treatments associated with cardiopulmonary bypass;
      and

    - the need for blood transfusions.

    The American Heart Association estimates that in 1997, approximately 600,000 cardiopulmonary bypass operations were performed in the United States. Currently, products utilized in patients undergoing cardiopulmonary bypass are designed to enhance the coagulation of blood so as to reduce the need for blood transfusions. However, we believe these products have little beneficial effect on the heart and brain inflammatory complications associated with the surgery.

    Our pre-clinical studies indicated that C5 Inhibitors can prevent activation of platelets and leukocytes and the subsequent inflammatory response that occurs during circulation of human blood in a closed-loop cardiopulmonary bypass machine. These pre-clinical studies additionally indicated that administration of a C5 Inhibitor reduces cardiac damage associated with reduced heart blood flow.

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

       -- showed dose-dependent reduction in complement activity in study subjects.

    - In October 1998, we commenced a Phase I clinical trial in 49 healthy volunteers receiving a single bolus dose, double bolus dose, and single bolus dose followed by continuous infusion administration of up to 6.8 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       -- was safe and well tolerated in this study population as compared to placebo; and

       -- showed dose-dependent reduction in complement activity in study subjects.

    - In October 1996, we commenced a Phase I/II clinical trial in 17 patients undergoing cardiopulmonary bypass surgery receiving a single bolus administration of 0.5 to 2.0 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       -- was safe and well tolerated in this study population as compared to placebo; and

       -- showed a dose-dependent reduction in the more than ten-fold increase in activated complement byproducts experienced by placebo-treated patients.

    - In August 1997, we commenced a Phase IIa clinical trial in 18 patients undergoing cardiopulmonary bypass surgery receiving a single bolus administration of 1.0 or 2.0 mg/kg of 5G1.1-SC or placebo. In this trial, 5G1.1-SC:

       -- was safe and well tolerated in this study population as compared to placebo; and

       -- showed dose-dependent reductions in activated complement byproducts.

    In April 1998, we announced the combined results of our Phase I/II and Phase IIa trials in cardiopulmonary bypass surgery patients. The results for patients treated with either a 2.0 mg/kg bolus of 5G1.1-SC or placebo are shown in the table below.

            CLINICAL RESULTS OF A SINGLE 2.0 MG/KG DOSE OF 5G1.1-SC
                 IN PATIENTS UNDERGOING CARDIOPULMONARY BYPASS

BIOLOGICAL AND CLINICAL MEASUREMENTS                         5G1.1-SC VS. PLACEBO
---------------------------------------------------------    --------------------
C5 complement activation.................................  100% less*
C3 complement activation.................................  No difference
Leukocyte activation.....................................  60% to 70% less*+
Heart tissue damage......................................  40% less*
New cognitive deficits...................................  80% less*
Blood loss...............................................  400 ml less*

------------------------

  * P < .05 vs. placebo

  + Includes both patients treated with 1.0 mg/kg 5G1.1-SC and patients treated with 2.0 mg/kg 5G1.1-SC

    In January 1999, we commenced dosing patients undergoing coronary artery bypass graft surgery with or without accompanying valve surgery during cardiopulmonary bypass in a Phase IIb clinical trial with 5G1.1-SC. In September 2000, we announced that we had completed enrollment in this multi-center, double-blinded, randomized, placebo-controlled study was completed. The study enrolled approximately 1,000 patients and is designed to gather clinical data to augment and extend previous findings regarding the safety profile and pharmacokinetics of 5G1.1-SC and its efficacy in reducing the life-threatening inflammatory complications, such as mortality, myocardial infarction, heart failure and stroke, that can be triggered by cardiopulmonary bypass procedures.

    ACUTE MYOCARDIAL INFARCTION

    Myocardial infarction is an acute cardiovascular disorder in which the coronary arteries, the blood vessels that supply nutrients to the heart muscle, are blocked to such an extent that the flow of blood is insufficient to supply enough oxygen and nutrients to keep the heart muscle alive. With insufficient supply of blood, oxygen, and nutrients, the heart muscle may subsequently infarct or die. Upon the reduction in flow in the coronary artery, a complex cascade of inflammatory events involving complement proteins, platelets and leukocytes and their secreted factors, and endothelial cells commences within the blood vessel. In patients suffering a myocardial infarction, activated complement byproducts are significantly elevated. This severe inflammatory response targeting the area of insufficient blood flow to cardiac muscle is associated with subsequent death of heart muscle. Restoration of blood flow is also associated with an additional inflammatory reaction with concomitant production of activated complement byproducts. In addition to the high incidence of sudden cardiac death at the onset, severe complications associated with the initial survival of an acute myocardial infarction include congestive heart failure, stroke, and death. The American Heart Association estimates that approximately 1.1 million people in the United States will have a heart attack in 2000.

    We are developing 5G1.1-SC to inhibit inflammation associated with complement activation in order to reduce the extent of death of heart muscle in patients suffering an acute myocardial infarction. In contrast, most drugs currently being developed or on the market to treat myocardial infarction are designed to improve blood flow through the heart, rather than treating the damaging effects of inflammation caused by myocardial infarction. We and our scientific collaborators have performed pre-clinical studies in rodents which have demonstrated that administration of a C5 Inhibitor during periods of insufficient supply of blood to the heart muscle and prior to restoration of normal flow to the heart muscle significantly reduced the extent of subsequent death of heart muscle compared to control animal studies. Additionally, administration of a C5 Inhibitor significantly reduced the extent of cardiac damage associated with reduced heart blood flow without subsequent restoration of blood flow. The results of these pre-clinical studies are shown in the table below.

             PRE-CLINICAL RESULTS WITH C5 INHIBITOR ADMINISTRATION
                   IN ANIMAL MODELS OF MYOCARDIAL INFARCTION

BIOLOGICAL AND CLINICAL MEASUREMENTS                      C5 INHIBITOR VS. PLACEBO
------------------------------------                      ------------------------
Complement activity.....................................  100% less*
Leukocyte activation....................................  > 90% less*
Heart tissue damage.....................................  50% less*

------------------------

  * P < .05 vs. placebo

    CLINICAL TRIALS

    In October 1998, we commenced dosing subjects in a Phase I clinical trial in healthy individuals that was designed to evaluate dosing regimens for subsequent cardiopulmonary bypass and myocardial infarction clinical trials. We have used the results of this trial to select dosing regimens for subsequent clinical trials in acute myocardial infarction patients. The results of this trial indicated that 5G1.1-SC was well tolerated at doses more than three times as high as had been previously administered. In December 1999, together with our collaborator Procter & Gamble, we announced that we were commencing enrollment in two Phase II trials each one designed to enroll approximately 1,000 patients for the treatment of acute myocardial infarction.

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

    We are developing 5G1.1 for the treatment of patients with chronic inflammatory diseases, including rheumatoid arthritis. We have performed pre-clinical studies in rodent models of rheumatoid arthritis which have shown that C5 Inhibitor administration, as compared to placebo-treated subjects:

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

              CLINICAL RESULTS OF A SINGLE 8.0 MG/KG DOSE OF 5G1.1
                     IN PATIENTS WITH RHEUMATOID ARTHRITIS

                                                          AFTER 5G1.1 TREATMENT VS.
BIOLOGICAL AND CLINICAL MEASUREMENTS                       BEFORE 5G1.1 TREATMENT
------------------------------------                      -------------------------
Complement activity.....................................  100% reduction*
C-reactive protein blood level..........................  30% decrease*

------------------------

  * P < .05 vs. before treatment

    In November 1999, we announced additional results from this Phase I/II trial that demonstrated 50% of rheumatoid arthritis patients receiving 8.0 mg/kg of 5G1.1 achieved an ACR20 score, a measure of clinical benefit, as compared to 10% of placebo-treated patients. In August 1999, we initiated a Phase II multi-center, double-blinded, randomized, placebo-controlled clinical safety and efficacy trial with multiple doses of 5G1.1 at one to four week dosing intervals. We announced that we completed the trial enrollment of the 200 patients in August 2000. Also in August 2000, we announced that we have commenced a one year extended trial designed to test safety and enroll approximately 100 rheumatoid arthritis patients.

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

    We have performed pre-clinical studies in rodent models of nephritis and observed that C5 Inhibitor administration, as compared to placebo-treated subjects, substantially reduced:

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

       - showed dose-dependent reduction in complement activity in study subjects; and

       - at 8.0 mg/kg, resulted in significantly lower incidence of proteinuria in study subjects as compared to placebo.

    Although we designed this initial clinical trial to assess primarily dosing and safety, we also collected biological and clinical results. These results in the patients treated with a 8.0 mg/kg bolus of 5G1.1, announced in June 1999, are shown in the table below.

                  CLINICAL RESULTS OF A SINGLE 8.0 MG/KG DOSE
                        OF 5G1.1 IN PATIENTS WITH LUPUS

BIOLOGICAL AND CLINICAL MEASUREMENTS                          5G1.1 VS. PLACEBO
------------------------------------                          -----------------
Complement activity.........................................  100% less*
Incidence of proteinuria....................................  100% less*

------------------------

  * P < .05 vs. placebo

    In August 1999, we commenced a Phase II multi-center, double-blinded, randomized, placebo-controlled clinical safety and efficacy trial with multiple doses of 5G1.1 at two to four week dosing intervals that is intended to enroll approximately 100 membranous nephritis patients.

    In February 2000, we announced that the FDA has designated Fast Track status for development of 5G1.1 for the treatment of patients with membranous nephritis.

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

    Patients with active lupus may have a broad range of symptoms related to the antibody and activated complement deposition and inflammation. Inflammation of the brain may cause seizures and other neurologic abnormalities. Inflammation of the heart may cause heart failure or sudden death. Lung inflammation causes shortness of breath. Lupus may also cause swollen joints and arthritis. One of the most common complications associated with lupus, however, is kidney disease, which often leads to kidney failure requiring dialysis or transplantation.

    Current therapies generally act to suppress broadly the proliferation of many types of cells, including white blood cells. In contrast, 5G1.1 directly targets the inhibition of deleterious complement activation. We believe 5G1.1 may exert more selective and effective anti-inflammatory activity without the adverse effects associated with current therapies.

    We are developing 5G1.1 for the prevention and treatment of inflammation in lupus patients. We have performed pre-clinical studies in a rodent model of lupus. In this chronic rodent model that spontaneously develops a disease similar to lupus, substantially more animals treated with a C5 Inhibitor survived as compared to untreated control animals.

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

PRE-CLINICAL TECHNOLOGIES

    COMBINATORIAL HUMAN ANTIBODY LIBRARY TECHNOLOGIES

    In order to expand our pipeline of potential antibody therapeutics, in September 2000, we acquired Prolifaron, Inc., a privately held biopharmaceutical company, through a merger with our newly organized, wholly owned subsidiary, Alexion Antibody Technologies (AAT), Inc. AAT possesses extensive research expertise and technologies in the area of creating fully human antibodies from libraries containing billions of human antibody genes.

    AAT's goal is to develop new fully human therapeutic antibodies addressing multiple disease areas, including autoimmune and inflammatory disorders and cancer. AAT's technologies involve the generation of diverse libraries of human antibodies and the screening of these libraries against a wide array of potential drug targets. We believe that these technologies may be optimally suited to the rapid generation of novel fully human therapeutic antibodies directed at validated clinical targets. To date, we have focused on identifying validated clinical targets, antibodies to which might be therapeutically effective in different autoimmune or inflammatory disorders and cancer. In addition, we believe that these technologies could permit the pre-clinical validation of new gene targets that are coming out of the international effort to sequence the human genome. We also believe that these technologies might also provide new therapeutic antibodies when the libraries are screened against certain of these new gene targets.

    APOGEN T-CELL IMMUNOTHERAPEUTIC TECHNOLOGY AND PRODUCT CANDIDATES

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

    In February 1998, we filed an IND with the FDA for MP4 for the treatment of patients suffering from multiple sclerosis. After completion of additional pre-clinical studies and amendment of the clinical protocol in line with the preferred route of administration, we may initiate a Phase I/II clinical trial in multiple sclerosis patients.

    THE UNIGRAFT XENOTRANSPLANTATION TECHNOLOGIES PROGRAM

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

    Although approximately 21,000 people received whole organ transplants in the United States in 1999, there are many times that number of patients who have disorders that may be amenable to cell or tissue transplantation. It is estimated that this broader population includes approximately 200,000 patients suffering from spinal cord injury and 1.0 million individuals with Parkinson's disease. In particular, we believe that use of a safe and effective cell transplantation therapy for patients with spinal cord injury or Parkinson's disease would represent major therapeutic advances. We are developing a portfolio of UniGraft immunoregulatory technologies designed to permit the therapeutic transplantation of such cells without rejection.

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

    We are designing UniGraft cell products to resist complement/antibody-mediated hyperacute rejection. We have commenced preclinical studies employing the UniGraft technologies during transplantation of genetically modified and proprietary porcine cells that are resistant to destruction by human complement proteins. We are currently focusing our immunoregulatory and molecular engineering technologies primarily on the development of UniGraft cells to treat Parkinson's disease and injuries to the spinal cord. We are currently performing pre-clinical studies in the spinal cord injury and Parkinson's disease programs and optimizing manufacturing methods of the genetically modified pig cells.

STRATEGIC ALLIANCE WITH PROCTER & GAMBLE

    In January 1999, we entered into an exclusive collaboration with Procter & Gamble to develop and commercialize 5G1.1-SC. Under this collaboration, we will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, myocardial infarction and angioplasty. Procter & Gamble has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. In addition, under this agreement, Procter & Gamble has agreed to pay us up to $95 million in payments, which include a non-refundable up-front license fee, as well as milestone and research and development support payments. In addition, we will receive royalties on worldwide sales of 5G1.1-SC for all indications. We also have a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. We share co-promotion rights with Procter & Gamble to sell, market and distribute 5G1.1-SC in the United States, and have granted Procter & Gamble the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States. Through July 31, 2000, we earned revenues of $37.5 million from Procter & Gamble, including a non-refundable up-front license fee of $10.0 million and $27.5 million in research and development support payments. Our collaboration with Procter & Gamble does not involve any of our other product candidates. Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 will require companies to recognize certain up-front non-refundable fees over the life of the related collaboration agreement when such fees are received in conjunction with collaboration agreements which have multiple elements. We are required to adopt this new accounting principle through a cumulative charge to retained earnings through the statement of operations in accordance with the provisions of APB Opinion No. 20, in fiscal 2001. We believe that the adoption of SAB 101 will have a material impact on our future operating results as it applies to the $10.0 million up-front non-refundable payment received by us in connection with our collaboration with Procter & Gamble. Our historical financial statements reflect this payment as revenue in the year ended July 31, 1999. Based on guidance currently available, we will be required to record the $10.0 million fee as revenue over the future life, as defined, of the collaboration agreement. As of July 31, 2000 we have not yet adopted this new accounting principle.

GRANTS FROM ADVANCED TECHNOLOGY PROGRAM AND NATIONAL INSTITUTE OF STANDARDS AND
  TECHNOLOGY

    In August 1995, we were awarded cost-shared funding from the U.S. Commerce Department's National Institute of Standards and Technology under its Advanced Technology Program. Through the program, we may receive up to approximately $2.0 million over three years to support our UniGraft cell, tissue, and organ transplantation programs. Through July 31, 2000, we have received approximately $1.9 million under this award. As of September 1999 this award has been completed.

    In November 1997, both ourselves and United States Surgical Corporation ("US Surgical", a division of Tyco International, Ltd.) were awarded a three-year $2.0 million cooperative agreement from NIST under its Advanced Technology Program for funding a joint xenotransplantation project. In February 1999, this funding was amended to a single company award to us with our reacquisition of the rights to all aspects of our xenotransplantation program from US Surgical which had been acquired by Tyco International Ltd. Through July 31, 2000, we had received approximately $1.2 million under this award.

    In October 1998, we were granted our third award under this program, a three-year grant supporting product development within our neurologic disorder transplantation program. Through the program, we may receive up to approximately $2.0 million over three years to support our UniGraft program to develop a spinal cord injury product within our neurologic disorder xenotransplantation program. Through July 31, 2000, we had received approximately $498,000 under this award.

    In November 1999, we were granted our fourth award under this program, a three-year grant supporting product development within our UniGraft program. Through the program, we may receive up to approximately $2.0 million over three years to support our production of UniGraft products. Through July 31, 2000, we had received approximately $45,000 under this award.

MANUFACTURING

    We obtain drug product to meet our requirements for pre-clinical studies using both internal and third-party contract manufacturing capabilities. At our headquarters in New Haven, Connecticut, we have pilot manufacturing facilities suitable for the fermentation and purification of certain of our recombinant compounds for clinical studies. Our pilot plant has the capacity to manufacture under cGMP regulations. We have also secured the production of clinical supplies of certain other recombinant products through third-party manufacturers. In each case, we have contracted product finishing, vial filling, and packaging through third parties.

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

    We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have exclusively licensed several additional U.S. patents and patent applications. Of our owned and exclusively licensed patents and patent applications as of July 31, 2000, 14 relate to technologies or products in the C5 Inhibitor program, 8 relate to the Apogen program, 26 relate to the UniGraft program, 1 relates to the recombinant human antibody program and 1 relates to the high throughput antibody screening program.

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

    We are aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single-chain antibodies, recombinant human antibodies, recombinant human single chain antibodies, and genetically engineered animals. Many of our products are genetically engineered antibodies, including recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies, and other products are tissues from animals. We have received notices from the owners of some of these patents in which the owners claim that some of these patents may be relevant to the development of some of our drug candidates. With respect to certain of these patents which we believe are relevant for the expeditious development and commercialization of certain of our products as currently contemplated, we have acquired licenses. With regard to certain other patents, we have either determined in our judgment that our products do not infringe the patents or have identified and are testing various approaches which we believe should not infringe the patents and which should permit commercialization of our products.

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

GOVERNMENT REGULATION

    The pre-clinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our products will be regulated by the FDA as biologics.

    The steps required before a novel biologic may be approved for marketing in the United States generally include:

        (1) pre-clinical laboratory tests and IN VIVO pre-clinical studies;

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

    Pre-clinical studies include animal studies to evaluate the mechanism of action of the product, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be produced according to applicable cGMP requirements and pre-clinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time requests an extension to review or raises concerns about the conduct of the trials as outlined in the application. In such latter case, the sponsor of the application and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

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

    The results of the pre-clinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval for the marketing of the product. The FDA may deny approval of the application if applicable regulatory criteria are not satisfied, or if additional testing or information is required. Post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. FDA approval of any application may include many delays or never be granted. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Among the conditions for approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP requirements. These requirements must be followed at all times in the manufacture of the approved product. In complying with these requirements, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

    Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the review process, or at any time afterward, including after approval, may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the license holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, its manufacturer, or the license holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

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

    Many of these companies have significant experience in pre-clinical testing, human clinical trials, product manufacturing, marketing and distribution and other regulatory approval procedures. They may also have a greater number of significant patents and greater legal resources to seek remedies for cases of alleged infringement of their patents by us to block, delay, or co-opt our own drug development process.

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

    Each of Avant Immunotherapeutics, Inc., Leukosite Inc., Abbott Laboratories, Gliatech Inc., Biocryst Pharmaceuticals Inc., and Tanox, Inc. has publicly announced intentions to develop complement inhibitors to treat diseases related to trauma, inflammation or certain brain or nervous system disorders. Avant has initiated clinical trials for a proposed complement inhibitor to treat acute respiratory distress syndrome, myocardial infarction, lung transplantation, and in infants undergoing heart and lung bypass procedures during open heart surgery. We are aware that Pfizer, Inc., SmithKline Beecham Plc, and Merck & Co., Inc. are also attempting to develop complement inhibitor therapies. We believe that our potential C5 Inhibitors differ substantially from those of our competitors due to our compounds' demonstrated ability to specifically intervene in the complement cascade at what we believe to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

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

    Each of Cambridge Antibody Technology, PLC, MorphoSys AG, and Dyax Corporation have publicly announced intentions to develop therapeutic genetically altered human antibodies from libraries of human antibody genes. Additionally, each of Abgenix Inc. and Medarex, Inc. have publicly announced intentions to develop therapeutic genetically altered human antibodies from mice that have been bred to include some human antibody genes.

EMPLOYEES

    As of October 1, 2000, we had 113 full-time employees, of which 100 were engaged in research, development, manufacturing, and clinical development, and thirteen in administration and finance. Doctorates are held by 38 of our employees. Each of our employees has signed a confidentiality agreement.

ITEM 2.  PROPERTIES.

FACILITIES

    We lease our administrative and research and development facilities under an operating lease at 25 Science Park, New Haven, Connecticut consisting of approximately 80,000 square feet at a fixed monthly rate of approximately $70,000. We expect to relocate our administrative and research and development facilities at the end of calendar year 2000. Our pilot manufacturing plant, encompassing approximately 21,000 square feet of labs and office space, is currently being utilized for producing compounds for our current clinical trials and will remain currently in New Haven, Connecticut at our current facilities. In addition through a wholly-owned subsidiary, we own a transgenic manufacturing facility located in the Northeast. We believe the laboratory space will be adequate for our current research and development activities.

    In May 2000 we entered into a new lease for our headquarters and research and development facility in Cheshire, Connecticut. The lease commenced in August 2000 and has a term of ten years and six months. Occupancy of this lease is contingent upon the timely departure of the current tenant and subsequent additional work to be completed by the landlord. At this site we will lease and occupy a total of 82,000 square feet of space. We expect to incur initial leasehold improvements and relocation costs aggregating approximately
$2.5 million, of which $16,000 were incurred as of July 31, 2000. At our option, the landlord is required to fund up to $2.5 million of these lease improvements under a financing arrangement payable over the term of the lease at 11% per annum. In addition, we will be required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent starts at approximately $80,000, increasing to approximately $95,500 over the term of the lease. We have issued a $200,000 open letter of credit to secure the lease.

    In September 2000, we acquired Prolifaron, Inc. a privately held biopharmaceutical company located in San Diego, California through a merger between our wholly owned subsidiary, Alexion Antibody Technologies, Inc. and Prolifaron. ATT leases approximately 3,400 square feet of labs and office space at a monthly fixed rent that starts at approximately $3,100 increasing to approximately $3,400 over the term of the lease and terminates in August 2002.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

              EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

    The executive officers and key employees of the Company and their respective ages and positions with the Company as of October 1, 2000 were as follows:

NAME                                          AGE                POSITION WITH ALEXION
----                                        --------   ------------------------------------------
Leonard Bell, M.D.........................     42      President, Chief Executive Officer,
                                                       Secretary, Treasurer, Director

David W. Keiser...........................     49      Executive Vice President, Chief Operating
                                                       Officer

Stephen P. Squinto, Ph.D..................     44      Executive Vice President and Head of
                                                       Research

Barry P. Luke.............................     42      Vice President of Finance and
                                                       Administration, Assistant Secretary

Nancy Motola, Ph.D........................     47      Vice President of Regulatory Affairs and
                                                       Quality Assurance

Samuel Chu, Ph.D..........................     50      Vice President of Process Sciences and
                                                       Manufacturing

Christopher F. Mojcik, M.D., Ph.D.........     40      Vice President of Clinical Development

Scott A. Rollins, Ph.D....................     37      Vice President of Drug Development and
                                                       Project Management

Katherine S. Bowdish, Ph.D................     43      Vice President of Antibody Discovery

Daniel N. Caron...........................     37      Senior Director of Operations and
                                                       Engineering

William Fodor, Ph.D.......................     42      Senior Director of Xenotransplantation

    LEONARD BELL, M.D. is the principal founder of Alexion, and has been a director of Alexion since February 1992 and the Company's President and Chief Executive Officer, Secretary and Treasurer since January 1992. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was the recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and three patent applications. Dr. Bell is a director of The Medicines Company, the Connecticut Technology Council, and Connecticut United for Research Excellence, Inc. He also served as a director of the Biotechnology Research and Development Corporation from 1993 to 1997.
Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at Yale University School of Medicine.

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

    STEPHEN P. SQUINTO, PH.D. is a founder of Alexion and has been recently promoted to Executive Vice President and Head of Research in August 2000. He has held the positions of Senior Vice President and Chief Technical Officer from March 1998 to July 2000, Vice President of Research, Molecular Sciences, from August 1994 to March 1998, Senior Director of Molecular Sciences from July 1993 to July 1994 and Director of Molecular Development from 1992 to July 1993. From 1989 to 1992 Dr. Squinto held various positions at Regeneron
Pharmaceuticals, Inc. most recently serving as Senior Scientist and Assistant Head of the Discovery Group. From 1986 to 1989, Dr. Squinto was an Assistant Professor of Biochemistry and Molecular Biology at Louisiana State University Medical Center. Dr. Squinto's work has led to over 70 scientific papers in the fields of gene regulation, growth factor biology and gene transfer.
Dr. Squinto's work is primarily in the fields of regulation of eukaryotic gene expression, mammalian gene expression systems and growth receptor and signal transduction biology. Dr. Squinto also serves as a Director of the BRDC since 1997. Dr. Squinto received his B.A. in Chemistry and Ph.D. in Biochemistry and Biophysics from Loyola University of Chicago.

    BARRY P. LUKE has been Vice President of Finance and Administration since September 1998 and Senior Director of Finance and Administration of Alexion from August 1995 to September 1998 and prior thereto as Director of Finance and Accounting of the Company from May 1993. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President-Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1980 to 1985, Mr. Luke was employed by General Electric Company where he held positions at GE's Corporate Audit Staff after completing GE's Financial Management Program. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

    NANCY MOTOLA, PH.D. has been the Vice President of Regulatory Affairs and Quality Assurance since 1998. From 1991 to 1998, Dr. Motola served as Assistant, Associate and then Deputy Director, Regulatory affairs for the Bayer Corporation Pharmaceuticals Division where she was responsible for regulatory aspects of product development programs for cardiovascular, neuroscience, metabolic and oncology drugs and included drugs targeting arthritis, cardiac discorders, stroke and cognitive dysfunction. Dr. Motola has been responsible for the filing of numerous INDs, other regulatory submissions and has filed New Drug Applications for marketing approval resulting in three currently marketed drugs. Dr. Motola held regulatory affairs positions of increasing responsibility at Abbott Laboratories from 1989 to 1991 and at E.R. Squibb and Sons, Inc. from 1983 to 1989. She also served as past Chairperson of the Regulatory Affairs Section of the American Association of Pharmaceuticals Scientists. Dr. Motola received her B.A. from Central Connecticut State University and M.S. and Ph.D. degrees in medical chemistry from the University of Rhode Island.

    SAM CHU, PH.D. has been Vice President of Process Sciences and Manufacturing since September 2000. Before joining Alexion Dr. Chu was Director of the Biotech Development and Pilot Plant, Bio-Chemistry Division operations at Bristol-Meyers Squibb, Co from 1993 to 2000. From 1990 to 1993 Dr. Chu was an Associate Director of Product Development and Scale-up at Lederle-Praxis Biologicals, a division of American Cyanamid. From 1985 to 1990 Dr. Chu was the Associate Director of Product Development and Scale-up at Praxis Biologics.
Dr. Chu received his B.S. from National Chung-Hsing University, M.S. from Illinois Institute of Technology, and Ph.D. degree from the University of Toronto.

    CHRISTOPHER F. MOJCIK, M.D., PH.D. has been Vice President of Clinical Development since August 2000. Since joining the Alexion in July 1998 to July 2000, Dr. Mojcik was Senior Director of

Clinical Development. From 1996 until July 1998, he was an Associate Director in the Metabolics/ Rheumatics Department at Bayer Corporation's Pharmaceuticals Division. Dr. Mojcik was responsible for Phase II and III development of certain arthritis programs and certain Phase IV programs in cardiopulmonary bypass. From 1993 to 1996, he was a Senior Staff Fellow in the Cellular Immunology Section of the Laboratory of Immunology in the NIAID at the NIH. From 1991 to 1993, he completed his Fellowship in Rheumatology in the National Institute of Arthritis and Musculoskeletal and Skin Diseases at the NIH. He received his B.A. from Washington University in St. Louis, Missouri, and his M.D. and Ph.D. from the University of Connecticut.

    SCOTT A. ROLLINS, PH.D. is a co-founder of Alexion and has been Vice President of Drug Development and Project Management since August 2000.
Dr. Rollins was Senior Director of Project Management and Drug Development from August 1999 to July 2000, Senior Director of Complement Biology from 1997 to 1999, Director of Complement Biology from 1996 to 1997, Principal Scientist from 1994 to 1996, and Staff Scientist from 1992 to 1994. Since 1994, Dr. Rollins has been responsible for the preclinical development of our anti-inflammatory compound 5G1.1-SC. Since 1999, Dr. Rollins has been additionally responsible for the project management functions of 5G1.1-SC, currently under joint development with Procter & Gamble Pharmaceuticals. Prior to 1992, Dr. Rollins was a postdoctoral research fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rollins' work has led to over 50 scientific papers and patents in the fields of complement biology. He received his B.S. in Cytotechnology and Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center.

    KATHERINE S. BOWDISH, PH.D. has been Vice President of Antibody Discovery since September 2000. Dr. Bowdish has also been President of Alexion Antibody Technologies, Inc., a wholly-owned subsidiary of the Company, since
September 2000. Dr. Bowdish was a co-founder and Chief Scientific Officer and Executive Vice President of Prolifaron, Inc., a San Diego, CA-based antibody engineering company which was merged into Alexion Antibody Technologies, Inc. in September 2000, from 1997 to 1998, and the Chief Executive Officer and Chief Scientific Officer of Prolifaron from 1998 to 2000. Dr. Bowdish previously held positions at The Scripps Research Institute, Monsanto, and Rockefeller University. Dr. Bowdish is an internationally recognized expert in the field of antibody engineering and has 19 years of experience in biotechnology research. Dr. Bowdish received her B.S. degree in biology from the College of William and Mary, M.A. degree in cell biology from Columbia University, and Ph.D. degree in genetics from Columbia University.

    WILLIAM FODOR, PH.D. has been Senior Director of Xenotransplantation since 1997. After joining Alexion in 1992, Dr. Fodor was a Staff Scientist from 1992 to 1994, Principal Scientist from 1994 to 1996, and Director of Xenotransplantation from 1996 to 1997. Dr. Fodor has been responsible for managing the pre-clinical development and manufacturing of our xenotransplantation product candidates. Prior to 1992, Dr. Fodor was a postdoctoral research fellow in the Section of Immunobiology at Yale University School of Medicine and at Biogen, Inc., a biopharmaceutical firm. Dr. Fodor's work has led to over 30 scientific papers and patents in the fields of immunobiology and molecular biology. Dr, Fodor received his B.S. in Genetics and Ph.D. in Molecular Genetics from Ohio State University.

    DANIEL N. CARON has been Senior Director of Operations and Engineering since 1998. After joining the Company in 1992, Mr. Caron was Operations Manager from 1992 to 1993, Senior Operations Manager from 1993 to 1996, and Director of Operations from 1996 to 1998. Mr. Caron has been responsible for managing the engineering, build-out, validation and maintenance of all of the Company's research, manufacturing, and administrative facilities. Prior to 1992, Mr. Caron was a research scientist at Imclone Systems, Inc., a biopharmaceutical firm. Mr. Caron received his B.A. in Biology from Adelphia University and M.S. in Biomedical Engineering from Polytechnic University of New York.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is quoted on The Nasdaq National Market under the symbol "ALXN." The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated since August 1, 1997.

FISCAL 1998                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter August 1, 1997 to October 31, 1997)..........  $ 16.00     $ 9.25
Second Quarter (November 1, 1997 to January 31, 1998)......  $ 14.88     $ 9.88
Third Quarter (February 1, 1998 to April 30, 1998).........  $ 15.00     $12.13
Fourth Quarter (May 1, 1998 to July 31, 1998)..............  $ 13.75     $ 8.00

FISCAL 1999                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter (August 1, 1998 to October 31, 1998).........  $ 10.25     $ 5.50
Second Quarter (November 1, 1998 to January 31, 1999)......  $ 17.75     $ 8.38
Third Quarter (February 1, 1999 to April 30, 1999).........  $ 14.25     $ 8.38
Fourth Quarter (May 1, 1999 to July 31, 1999)..............  $ 12.75     $ 8.75

FISCAL 2000                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter (August 1, 1999 to October 31, 1999).........  $ 16.25     $10.00
Second Quarter (November 1, 1999 to January 31, 2000)......  $ 50.13     $12.75
Third Quarter (February 1, 2000 to April 30, 2000).........  $119.88     $34.81
Fourth Quarter (May 1, 2000 to July 31, 2000)..............  $ 84.50     $30.50

    As of October 5, 2000, we had 155 stockholders of record of our common stock and an estimated 4,000 beneficial owners. The closing sale price of our common stock on October 4, 2000 was $104.56 per share.

    In March 2000, we completed a $120 million private placement of our 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest semi-annually on September 15 and March 15 of each year, beginning
September 15, 2000. The holders of the notes may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share. The notes were offered to qualified institutional buyers under the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended, and to persons outside the United States under Regulation S under the Securities Act. We incurred issuance costs related to this offering of approximately $4.0 million, including discounts to J.P. Morgan & Co., U.S. Bancorp Piper Jaffray, Chase H&Q and Warburg Dillon Read LLC, the initial purchasers of the notes. The costs are being amortized into interest expense over the seven-year term of the notes.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                             FISCAL YEAR ENDED JULY 31,
                                                ----------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:       2000       1999       1998       1997       1996
-------------------------------------------     --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Contract research revenues....................  $ 21,441   $18,754    $ 5,037    $ 3,811    $ 2,640
                                                --------   -------    -------    -------    -------
Operating expenses:
Research and development......................    40,187    23,710     12,323      9,079      6,629
General and administrative....................     4,175     2,953      2,666      2,827      1,843
                                                --------   -------    -------    -------    -------
Total operating expenses......................    44,362    26,663     14,989     11,906      8,472
                                                --------   -------    -------    -------    -------
Operating loss................................   (22,921)   (7,909)    (9,952)    (8,095)    (5,832)
Other income (expense), net...................     2,694     1,514      2,087        843        397
                                                --------   -------    -------    -------    -------
Net loss......................................   (20,227)   (6,395)    (7,865)    (7,252)    (5,435)
Preferred stock dividends.....................        --        --       (900)        --         --
                                                --------   -------    -------    -------    -------
Net loss applicable to common shareholders....  $(20,227)  $(6,395)   $(8,765)   $(7,252)   $(5,435)
                                                ========   =======    =======    =======    =======
Basic and diluted net loss per common share...  $  (1.45)  $ (0.57)   $ (0.87)   $ (0.97)   $ (1.02)
                                                ========   =======    =======    =======    =======
Shares used in computing net loss per common
  share.......................................    13,914    11,265     10,056      7,451      5,351
                                                ========   =======    =======    =======    =======

                                                                   AS OF JULY 31,
                                                ----------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                  2000       1999       1998       1997       1996
--------------------------------                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Cash, cash equivalents, and marketable
  securities..................................  $174,529   $28,328    $37,494    $22,749    $18,598
Total current assets..........................   180,080    35,662     37,840     22,981     19,064
Total assets..................................   192,702    44,374     42,085     24,260     20,454
Notes payable, less current portion...........     3,920     4,383        832          0        128
Convertible subordinated notes................   120,000         0          0          0          0
Total stockholders' equity....................    61,604    33,301     39,190     21,846     18,285

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

OVERVIEW

    We are engaged in the development of biopharmaceutical products for the treatment of patients with cardiovascular and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, product and clinical development. Since mid 1996, we have focused our resources increasingly to clinical manufacturing and clinical development. We are currently examining our two lead genetically altered antibody product candidates in eight different clinical development programs. One of our lead genetically altered antibody product candidates, 5G1.1-SC, which is in development in collaboration with Procter & Gamble, has completed enrolling in an approximately 1000 patient Phase IIb study for the treatment of inflammation caused by cardiopulmonary bypass surgery. Two additional Phase II studies are in progress in myocardial infarction patients, in the one study in patients receiving thrombolytic therapy, and in the other in patients receiving angioplasty. Our other lead genetically altered antibody product candidate 5G1.1 is in clinical development for the treatment of a variety of chronic autoimmune diseases. As of August 2000, enrollment has been completed in a Phase II clinical study in rheumatoid arthritis patients and a Phase II study in membranous nephritis patients is ongoing. In both of these indications, enrollment has commenced in an additional 12 month open-label extension study to test safety. In addition, we have commenced three separate Phase Ib pilot trials to study 5G1.1 in patients with psoriasis, dermatomyositis, and bullous pemphigoid.

    To date, we have not received any revenues from the sale of products. We have incurred operating losses since our inception. As of July 31, 2000 we had an accumulated deficit of $67.2 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with:

    - product research and development;

    - pre-clinical studies and clinical testing;

    - regulatory activities;

    - manufacturing development, scale-up and manufacturing; and

    - developing a sales and marketing force.

    In September 2000, we acquired Prolifaron, Inc. a privately held biopharmaceutical company located in San Diego, California. Prolifaron was developing therapeutic antibodies addressing multiple diseases, including cancer. The acquisition was in the form of a merger between our new wholly owned subsidiary, Alexion Antibody Technologies, Inc., and Prolifaron. In the merger, we are obligated to issue up to 400,000 shares of our common stock, with a value of approximately $41 million, to the stockholders of Prolifaron. The acquisition will be accounted for using the purchase method of accounting.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JULY 31, 2000, 1999 AND 1998

    We earned contract research revenues of $21.4 million for the fiscal year ended July 31, 2000, $18.8 million for the fiscal year ended July 31, 1999, and $5.0 million for the fiscal year ended July 31, 1998. The increase in the fiscal year ended July 31, 2000 as compared to the fiscal year ended July 31, 1999 was primarily due to the increased contract revenues from our collaborative research and development agreement with Procter & Gamble. The increase in the fiscal year ended July 31, 1999 as compared to the fiscal year ended July 31, 1998 was primarily due to a non-refundable up-front license fee of $10.0 million which we received from Procter & Gamble in February 1999 in connection with our entering into the collaboration agreement with Procter & Gamble to develop and commercialize 5G1.1-SC. Additionally, during fiscal year ended July 31, 1999, we received $7.8 million in contract revenues from Procter & Gamble under our collaborative research and development agreement.

    During the fiscal year ended July 31, 2000, we incurred expenses of $40.2 million on research and development activities. In the fiscal year ended July 31, 1999, we incurred expenses of $23.7 million, and in the fiscal year ended July 31, 1998 we incurred expenses of $12.3 million in research and development activities. The increase in research and development expenses in the fiscal year ended July 31, 2000 as compared to the fiscal year ended July 31, 1999 was primarily attributable to the continued expansion of the clinical trials of our lead C5 Inhibitor product candidates and the cost of manufacturing development and manufacturing of our C5 Inhibitors for our clinical trials. In the fiscal year ended July 31, 1999 the increase as compared to the fiscal year ended July 31, 1998 was primarily attributable to an expansion of the clinical trials of our lead C5 Inhibitor product candidates and process manufacturing development for our C5 Inhibitor product candidates.

    Our general and administrative expenses were $4.2 million for the fiscal year ended July 31, 2000, $3.0 million for the fiscal year ended July 31, 1999, and $2.7 million for the fiscal year ended July 31, 1998. The increase in general and administrative expenses in the fiscal year ended July 31, 2000 as compared to fiscal year ended July 31, 1999 was principally due to higher payroll-related costs, as well as higher facilities expenses related to increased rent expense and space and professional fees related to public relations and patent/legal costs. The increase in general and administrative expenses in the fiscal year ended July 31, 1999 as compared to the fiscal year ended July 31, 1998 was primarily related to higher recruiting expenses, legal expenses related to business development and patent costs in the fiscal year ended July 31, 1999.

    Other income, net, was $2.7 million for the fiscal year ended July 31, 2000, $1.5 million for the fiscal year ended July 31, 1999, and $2.1 million for the fiscal year ended July 31, 1998. The increase in the fiscal year ended July 31, 2000 was due to increased interest income from higher cash balances resulting from the net proceeds obtained from the issuance of Subordinated Convertible Notes and follow-on public offering of our common stock during fiscal 2000. The decrease in other income, net, for the fiscal year ended July 31, 1999 was due to lower cash balances available for investment as compared to amounts available in fiscal year ended July 31, 1998.

    As a result of the above factors, we incurred net losses of $20.2 million for the fiscal year ended July 31, 2000, $6.4 million for the fiscal year ended July 31, 1999, and $7.9 million for the fiscal year ended July 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception in January 1992, we have financed our operations and capital expenditures principally through private placements of our common and preferred stock, an initial public offering of our common stock and a subsequent follow-on offering, convertible subordinated notes, other debt financing, payments under corporate collaborations and grants, and equipment and leasehold improvements financing.

    In March 2000, we completed a $120 million private placement of our 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest semi-annually on September 15 and March 15 of each year, beginning
September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share. We incurred issuance costs related to this offering of approximately $4.0 million which are being amortized into interest expense over the seven-year term of the notes. In May 2000, pursuant to a registration rights agreement, we filed a registration statement under the Securities Act of 1933 with the SEC to register resales of the notes and the shares of common stock into which the notes are convertible.

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

    In the fiscal year ended July 31, 1998, we financed the purchase of laboratory and process development equipment and leasehold improvements through a $1.2 million secured term loan from a commercial bank. Principal payments of $92,000 are payable quarterly through August 2001. As of July 31, 2000, the outstanding balance on this term loan was $369,000. Principal is due with interest at a variable rate which is reset quarterly. As of July 31, 2000, the annualized interest rate was 8.46%. The term loan agreement requires us to maintain a restricted cash balance equal to the outstanding loan balance divided by 85% plus accrued interest in an interest earning money market account as collateral for the note.

    As of July 31, 2000, our cash, cash equivalents, and marketable securities totaled $174.5 million. At July 31, 2000, our cash and cash equivalents consisted of $91.9 million of cash we hold in short-term highly liquid investments with original maturities of less than three months. This increase in cash, cash equivalents and marketable securities as compared to July 31, 1999 was due to the increase in available cash from our sale 5.75% Convertible Subordinated Notes and the follow-on public offering of our common stock in November 1999. As of July 31, 2000, we have invested $13.0 million in property and equipment to support our research and development efforts. We anticipate our research and development expense will increase significantly for the foreseeable future to support our clinical and manufacturing development of our product candidates.

    We lease our administrative and research and development facilities under an operating lease at 25 Science Park, New Haven, Connecticut consisting of approximately 80,000 square feet at a fixed monthly rate of approximately $70,000. We expect to relocate our administrative and research and development facilities at the end of calendar year 2000. Our pilot manufacturing plant, encompassing approximately 21,000 square feet of labs and office space, is currently being utilized for producing compounds for our current clinical trials and will remain currently in New Haven, Connecticut at our current facilities. In addition through a wholly-owned subsidiary, we own a transgenic manufacturing facility located in the Northeast. We believe the laboratory space will be adequate for our current research and development activities.

    In May 2000 we entered into a new lease for our headquarters and research and development facility in Cheshire, Connecticut. The lease commenced in August 2000 and has a term of ten years and six months. Occupancy of this lease is contingent upon the timely departure of the current tenant and subsequent additional work to be completed by the landlord. At this site we will lease and occupy a total of 82,000 square feet of space. We expect to incur initial leasehold improvements and relocation costs aggregating approximately $2.5 million, of which $16,000 were incurred as of July 31, 2000. At our option, the landlord is required to fund up to $2.5 million of these lease improvements under a financing arrangement payable over the term of the lease at 11% per annum. In addition, we will be required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent starts at approximately $80,000, increasing to approximately $95,500 over the term of the lease. We have issued a $200,000 open letter of credit to secure the lease.

    In September 2000, we acquired Prolifaron, Inc. a privately held biopharmaceutical company located in San Diego, California through a merger between our wholly owned subsidiary, Alexion Antibody Technologies, Inc. and Prolifaron. Alexion Antibody Technologies, Inc. leases approximately 3,400 square feet of labs and office space at a monthly fixed rent that starts at approximately $3,100 increasing to approximately $3,400 over the term of the lease and terminates in August 2002.

    Procter & Gamble has agreed to fund all clinical testing of our C5 Inhibitor, 5G1.1-SC, initially for use in cardiopulmonary bypass surgery, myocardial infarction and angioplasty. The Procter & Gamble collaboration does not involve any of our other product candidates.

    We anticipate that our existing available capital resources with the proceeds of our sale of $120 million of 5.75% Convertible Subordinated Notes, together with the anticipated funding from the collaboration agreement with Procter and Gamble, will provide us adequate funding for the clinical testing of our C5 inhibitor product, 5G1.1-SC in cardiopulmonary bypass and acute coronary syndromes. In addition, our interest earned on available cash and marketable securities should be sufficient to fund our operating expenses and capital requirements as currently planned for at least the next 30 months. While we currently have no material commitments for capital expenditures other than the leasehold improvements at the Cheshire facility, our future capital requirements will depend on many factors, including:

    - progress of our research and development programs;

    - progress and results of clinical trials;

    - time and costs involved in obtaining regulatory approvals;

    - costs involved in obtaining and enforcing patents and any necessary licenses;

    - our ability to establish marketing and sales capabilities;

    - our ability to establish development and commercialization relationships; and

    - costs of manufacturing and manufacturing scale-up.

    We expect to incur substantial additional costs, for:

    - research;

    - pre-clinical studies and clinical testing;

    - manufacturing process development;

    - additional capital expenditures related to personnel, and facilities expansion;

    - clinical and commercial manufacturing requirements; and

    - marketing and sales.

    In addition to funds we may receive from our collaboration with Procter & Gamble, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of our product candidates. In addition, if and when we achieve contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to a maximum of $5.5 million. Our additional financing may include public or private debt or equity offerings, equity line facilities, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable by us, if at all, or that discussions with potential strategic or collaborative partners will results in any agreements on a timely basis, if at all. The unavailability of additional financing could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake ourself, any of which could have a material adverse effect.

    For tax reporting purposes, as of July 31, 2000, we had approximately
$64.6 million of federal net operating loss carryforwards which expire through 2020 and $5.6 million of tax credit carryforwards which expire commencing in fiscal 2008. Provisions of the Tax Reform Act of 1986 may limit our ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including a provision relating to cumulative changes in ownership interests in excess of 50% over a three-year period. We cannot assure you that our ability to utilize the net operating loss and tax credit carryforwards in future years will not be limited as a result of a change in ownership.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's marketable securities are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The marketable securities as of July 31, 2000, had maturities of less than two years. The weighted-average interest rate on marketable securities at July 31, 2000 and 1999 was 6.9% and 5.7%, respectively. The fair value of marketable securities held at July 31, 2000 was $82.7 million.

    At July 31, 2000, we had aggregate fixed rate debt of approximately
$124 million. If interest rates associated with this debt were increased 10%, a corresponding increase in our annual interest expense of approximately $700,000 would occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and supplementary data of the Company required in this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

    Set forth below is certain information regarding our executive officers, directors and key employees:

NAME                                             AGE                   POSITION WITH ALEXION
----                                           --------   ------------------------------------------------
John H. Fried, Ph.D.(1)(2)(3)................     70      Chairman of the Board of Directors

Leonard Bell, M.D.(3)........................     42      President, Chief Executive Officer, Secretary,
                                                          Treasurer, Director

David W. Keiser..............................     49      Executive Vice President, Chief Operating
                                                          Officer

Stephen P. Squinto, Ph.D.....................     44      Executive Vice President and Head of Research

Barry P. Luke................................     42      Vice President of Finance and Administration,
                                                          Assistant Secretary

Nancy Motola, Ph.D...........................     47      Vice President of Regulatory Affairs and Quality
                                                          Assurance

Samuel Chu, Ph.D.(4).........................     50      Vice President of Process Sciences and
                                                          Manufacturing

Christopher F. Mojcik, M.D., Ph.D.(4)........     40      Vice President of Clinical Development

Scott A. Rollins, Ph.D.(4)...................     37      Vice President of Drug Development and Project
                                                          Management

Katherine S. Bowdish, Ph.D...................     43      Vice President of Antibody Discovery

Daniel N. Caron (4)..........................     37      Senior Director of Operations and Engineering

William Fodor, Ph.D.(4)......................     42      Senior Director of Xenotransplantation

Jerry T. Jackson (2).........................     59      Director

Max Link, Ph.D.(1)(2)(3).....................     60      Director

Joseph A. Madri, Ph.D., M.D..................     54      Director

Leonard Marks, Jr., Ph.D.(1).................     79      Director

R. Douglas Norby (1).........................     65      Director

Alvin S. Parven (2)..........................     60      Director

------------------------

(1) Member of our Audit Committee of the Board of Directors.

(2) Member of our Compensation Committee of the Board of Directors.

(3) Member of our Nominating Committee of the Board of Directors.

(4) Key employee.

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

    LEONARD BELL, M.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    DAVID W. KEISER incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    STEPHEN P. SQUINTO, PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    BARRY P. LUKE incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    NANCY MOTOLA, PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    SAM CHU, PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    CHRISTOPHER F. MOJCIK, M.D., PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    SCOTT A. ROLLINS, PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    KATHERINE S. BOWDISH, PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    WILLIAM FODOR, PH.D. incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    DANIEL N. CARON incorporated by reference herein to the section of this Report in Part I, Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS entitled "EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY"

    JERRY T. JACKSON has been a director of Alexion since September 1999. He was employed by Merck & Co. Inc., a major pharmaceutical company, from 1965 until his retirement in 1995. During this time, he had extensive experience in sales, marketing and corporate management, including joint ventures. From 1993 until 1995, Mr. Jackson served as Executive Vice President of Merck with broad responsibilities for numerous operating groups including Merck's International Human Health, Worldwide Human Vaccines, the AgVet Division, Astra/Merck U.S. Operations, as well as worldwide marketing. During 1993, he was also President of the Worldwide Human Health Division in 1993. He served as Senior Vice President of Merck from 1991 to 1992 responsible for Merck's Specialty Chemicals and previously, he was President of Merck's Sharp & Dohme International.
Mr. Jackson serves as a director of Cor Therapeutics, Inc., Molecular Biosystems, Inc., and Crescendo Pharmaceuticals Corporation. Mr. Jackson received his B.A. from University of New Mexico.

    MAX LINK, PH.D.  has been a director of Alexion since April 1992. From
May 1993 to June 1994, Dr. Link was Chief Executive Officer of Corange (Bermuda), the parent company of Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy Orthopedics. From 1992 to 1993, Dr. Link was Chairman of the Board of Sandoz Pharma, Ltd., a manufacturer of pharmaceutical products. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including as President and Chief Executive Officer. Dr. Link is also a director of Access Pharmaceuticals, Inc., Discovery Labs, Inc., Protein Design Labs, Inc., and Cell Therapeutics, Inc., each a publicly held pharmaceutical company, as well as Human Genome Sciences Inc. and Celsion Corporation.

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

    LEONARD MARKS, JR., PH.D. has been a director of Alexion since April 1992. Since 1985 Dr. Marks has served as an independent corporate director and management consultant. Dr. Marks serves on the board of directors of Ubizen, Inc. (formerly Netvision Technologies Inc.). Dr. Marks served as a director of Airlease Management Services, an aircraft leasing company (a subsidiary of Bank America Leasing & Capital Corporation), from 1995 to
March 1998, and Northern Trust Bank of Arizona, a commercial and trust bank subsidiary of Northern Trust of Chicago, from 1995 to March 1998. Prior to 1985, Dr. Marks held various positions in academia and in the corporate sector including Executive Vice President, Castle & Cooke, Inc. from 1972 to 1985.
Dr. Marks received his B.A. in Economics from Drew University and an M.B.A. and Doctorate in Business Administration from Harvard University.

    R. DOUGLAS NORBY has been been a director of Alexion since September 1999. Since 1996, Mr. Norby has been the Executive Vice President and Chief Financial Officer of LSI Logic Corporation, a semiconductor company, and he has also served on the Board of LSI. From September 1993 until November 1996, he served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, a software company. Mr. Norby served as President of Pharmetrix Corporation, a drug delivery company, from July 1992 to September 1993, and from 1985 to 1992, he was President and Chief Operating Officer of Lucasfilm, Ltd., an entertainment company. From 1979 to 1985, Mr. Norby was Senior Vice President and Chief Financial Officer of Syntex Corporation, a pharmaceutical company.
Mr. Norby received a B.A. in Economics from Harvard University and an M.B.A. from Harvard Business School.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

    The information concerning the Company's directors regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item will be set forth in the Company's definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 1, 2000, except as otherwise noted in the footnotes: (1) each person known by us to own beneficially more than 5% percent of our outstanding common stock; (2) each director and each named executive officer; and (3) all directors and executives of Alexion as a group.

                                                                                      PERCENTAGE OF
                                                                                       OUTSTANDING
                                                                NUMBER OF SHARES        SHARES OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                       BENEFICIALLY OWNED(2)   COMMON STOCK
---------------------------------------                       ---------------------   -------------
BB Biotech AG Vordergrasse 3 ...............................        1,824,113             11.8%
8200 Schaffhausen
CH/Switzerland(3)
Scudder Kemper Investments, Inc. ...........................        1,615,000             10.4%
345 Park Avenue
New York, NY 10154(4)
Janus Capital Corporation ..................................        1,185,695              7.7%
100 Fillmore Street, Suite 400
Denver, Colorado 80206-4923(5)
Franklin Advisors, Inc.  ...................................        1,004,500              6.5%
777 Mariners Island Blvd., 7th Flr
San Mateo, CA 94404(6)
AMVESCAP, PLC ..............................................          871,640              5.6%
1315 Peachtree Street, NE
Atlanta, GA 30309(7)
The Kaufmann Fund, Inc.  ...................................          837,300              5.4%
140 E. 45th Street, 43rd floor
New York, NY 10017(8)
Leonard Bell, M.D.(9).......................................          698,434              4.4%
Stephen P. Squinto, Ph.D.(10)...............................          202,950              1.3%
David W. Keiser(11).........................................          197,175              1.3%
John H. Fried, Ph.D.(12)....................................           92,336                *
Joseph Madri, Ph.D., M.D.(13)...............................           58,800                *
Max Link, Ph.D.(14).........................................           26,823                *
Leonard Marks, Jr., Ph.D.(15)...............................           17,300                *
Nancy Motola, Ph.D..........................................            8,875                *
Jerry T. Jackson(17)........................................            2,500                *
R. Douglas Norby(18)........................................            2,500                *
Alvin S. Parven(19).........................................            1,400                *
All Directors and Executive Officers as a group                     1,430,236              8.7%
  (13 persons)(20)..........................................

--------------------------
*   Less than one percent.

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

(3) This figure is based upon information set forth in Amendment No. 3 to
    Schedule 13D dated May 27, 1998, filed jointly by BB Biotech AG and Biotech Target, S.A. Biotech Target, S.A., a Panamanian corporation, is a wholly-owned subsidiary of BB Biotech AG. BB Biotech AG is a holding company incorporated in Switzerland. BB Biotech AG disclosed that it may be deemed to share with Biotech Target, S.A. the voting and dispositive power with respect to these shares.

(4) This figure is based upon information set forth in Schedule 13G dated December 10, 1999. Scudder disclosed that it has shared voting power with respect to 154,000 shares. Scudder disclaims beneficial ownership of the shares held by it.

(5) This figure is based upon information set forth in Schedule 13F dated August 14, 2000.

(6) This figure is based upon information disclosed to the Company by Franklin Advisers, Inc. representing its ownership as of September 18, 2000.

(7) This figure is based upon information disclosed to the Company by AMVESCAP, PLC representing its ownership as of August 31, 2000.

(8) This figure is based upon information set forth in Schedule 13G dated June 8, 2000.

(9) Includes 538,334 shares of Common Stock that may be acquired upon the exercise of options within 60 days of October 1, 2000 and 300 shares, in aggregate, held in the names of Dr. Bell's three minor children. Excludes 146,666 shares obtainable through the exercise of options, granted to Dr. Bell, which are not exercisable within 60 days of October 1, 2000 and 90,000 shares held in trust for Dr. Bell's children of which Dr. Bell disclaims beneficial ownership. Dr. Bell disclaims beneficial ownership of the shares held in the name of his minor children.

(10) Includes 151,250 shares of Common Stock which may be acquired upon the exercise of options within 60 days of October 1, 2000 and 6,200 shares, in aggregate, held in the names of Dr. Squinto's two minor children of which 6,000 shares are in two trusts managed by his wife. Excludes 51,250 shares obtainable through the exercise of options, granted to Dr. Squinto, which are not exercisable within 60 days of October 1, 2000. Dr. Squinto disclaims beneficial ownership of the shares held in the name of his minor children and the foregoing trusts.

(11) Includes 161,875 shares of Common Stock which may be acquired upon the exercise of options within 60 days of October 1, 2000 and 300 shares, in aggregate, held in the names of Mr. Keiser's three minor children. Excludes 65,625 shares obtainable through the exercise of options, granted to Mr. Keiser, which are not exercisable within 60 days of October 1, 2000. Mr. Keiser disclaims beneficial ownership of the shares held in the name of his minor children.

(12) Excludes 14,000 shares obtainable through the exercise of options granted to Dr. Fried, which are not exercisable within 60 days of October 1, 2000.

(13) Includes 13,800 shares of Common Stock which may be acquired on the exercise of options within 60 days of October 1, 2000. Excludes 14,000 obtainable through the exercise of options granted to Dr. Madri, which are not exercisable within 60 days of October 1, 2000.

(14) Includes 1,500 shares of Common Stock which may be acquired upon the exercise of options within 60 days of October 1, 2000. Excludes 14,000 shares obtainable through the exercise of options, granted to Dr. Link, which are not exercisable within 60 days of October 1, 2000.

(15) Includes 16,300 shares of Common Stock which may be acquired upon the exercise of options within 60 days of October 1, 2000. Excludes 14,000 shares obtainable through the exercise of options granted to Dr. Marks, which are not exercisable within 60 days of October 1, 2000.

(16) Includes 8,875 shares of Common Stock, which may be acquired upon the exercise of options within 60 days of October 1, 2000. Excludes 53,125 shares obtainable through the exercise of options, granted to Dr. Motola, which are not exercisable within 60 days of October 1, 2000.

(17) Includes 2,500 shares of Common Stock, which may be acquired upon the exercise of options within 60 days of October 1, 2000. Excludes 17,000 shares obtainable through the exercise of options, granted to Mr. Jackson, which are not exercisable within 60 days of October 1, 2000.

(18) Includes 2,500 shares of Common Stock, which may be acquired upon the exercise of options within 60 days of October 1, 2000. Excludes 17,000 shares obtainable through the exercise of options, granted to Mr. Norby, which are not exercisable within 60 days of October 1, 2000.

(19) Includes 1,400 shares of Common Stock, which may be acquired upon the exercise of options within 60 days of October 1, 2000. Excludes 17,000 shares obtainable through the exercise of options, granted to Mr. Parven, which are not exercisable within 60 days of October 1, 2000

(20) Consists of shares beneficially owned by Drs. Bell, Fried, Link, Madri, Marks, Motola, Squinto and Messrs. Jackson, Keiser, Norby and Parven, and certain other officers. Includes 978,061 shares of Common Stock, which may be acquired upon the exercise of options within 60 days of October 1, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In June and October 1992, we entered into patent licensing agreements with Oklahoma Medical Research Foundation and Yale University. The agreements provide that we will pay to these institutions royalties based on sales of products incorporating technology licensed thereunder and also license initiation fees, including annual minimum royalties that increase in amount based on the status of product development and the passage of time. Under policies of OMRF and Yale, the individual inventors of patents are entitled to receive a percentage of the royalties and other license fees received by the licensing institution. Some of our founders and scientific advisors are inventors under patent and patent applications, including Dr. Bell, one of our directors and our President and Chief Executive Officer, Dr. Madri, one of our directors, Dr. Squinto, Executive Vice President and Head of Research, and Dr. Rollins, Vice President of Drug Development and Project Management, with respect to patent applications licensed from Yale and therefore, entitled to receive a portion of royalties and other fees payable by us.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1)  FINANCIAL STATEMENTS

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

  (3)  EXHIBITS:

  3.1   Certificate of Incorporation, as amended.*(1)

  3.2   Bylaws.*(1)

  4.1   Specimen Common Stock Certificate.*(1)

 10.1   Employment Agreement, dated April 1, 2000, between the
        Company and Dr. Leonard Bell.*(2)

 10.2   Employment Agreement, dated October 2, 2000, between the
        Company and David W. Keiser.

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

10.10 Company's 1992 Outside Directors Stock Option Plan, as amended.*(5)

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

10.20   U.S. Department of Health and Human Services, National
        Heart, Lung and Book Institute, Small Business Research
        Program, Phase II Grant Application, entitled "Role of
        Complement Activation in Cardiopulmonary Bypass," dated
        December 14, 1994; and Notice of Grant Award dated September
        21, 1995.*(1)+ License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended
        September 23, 1992.*(1)+

10.21   Agreement to be Bound by Master Agreement dated as of August
        1, 1993 between the Company and BRDC.*(1)

10.22   Research and Development Facility Lease, dated April 1,
        1996, between the Company and Science Park Development
        Corporation.*(7)

10.23 License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(7)+

10.24   License Agreement dated May 8, 1996 between the Company and
        Enzon, Inc.*(7)+

10.25 Stock Purchase Agreement dated September 8, 1997 by and between the Company and Biotech.Target S.A. *(8)+

10.26 Stock Purchase Agreement dated March 4, 1998 by and between the Company and Biotech.Target S.A. *(8)+

10.27 Asset Purchase Agreement date as of February 9, 1999 between the Company and United States Surgical Corporation.*(9)

10.28   Collaboration Agreement dated January 25, 1999 between the
        Company and the Procter & Gamble Company, as amended.*(9)+

10.29   Letter agreement dated September 14, 1999 between the
        Company and Leonard Bell.*(9)

 23.1   Consent of Arthur Andersen LLP.

 27.1   Financial data Schedule.

 99.1   Risk Factors.

------------------------

*   Previously filed

    (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-00202).

    (2) Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended April 30, 2000.

    (3) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1997.

    (4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.

    (5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Reg. No. 333-71985) filed on February 8, 1999.

    (6) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement Forms S-1 (Reg. No. 333-19905) filed on April 4, 1997.

    (7) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1996.

    (8) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1998.

    (9) Incorporated by reference to the Company's Annual report on Form 10-K for the fiscal year ended July 31, 1999.

    +  Confidential treatment was granted for portions of such document.

(B)  REPORTS ON FORM 8-K

       None.

(C)  EXHIBITS.

       See (a)(3) above.

(D)  FINANCIAL STATEMENT SCHEDULES

       See (a)(2) above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 5, 2000.

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

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       President, Chief Executive
                  /s/ LEONARD BELL                       Officer, Secretary,
     -------------------------------------------         Treasurer and Director        October 5, 2000
                 Leonard Bell, M.D.                      (principal executive
                                                         officer)

                                                       Executive Vice President and
                 /s/ DAVID W. KEISER                     Chief Operating Officer
     -------------------------------------------         (principal financial          October 5, 2000
                   David W. Keiser                       officer)

                  /s/ BARRY P. LUKE                    Vice President of Finance and
     -------------------------------------------         Administration (principal     October 5, 2000
                    Barry P. Luke                        accounting officer)

                  /s/ JOHN H. FRIED
     -------------------------------------------       Chairman of the Board           October 5, 2000
                John H. Fried, Ph.D.                     of Directors

                /s/ JERRY T. JACKSON
     -------------------------------------------       Director                        October 5, 2000
                  Jerry T. Jackson

                    /s/ MAX LINK
     -------------------------------------------       Director                        October 5, 2000
                   Max Link, Ph.D.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                 /s/ JOSEPH A. MADRI
     -------------------------------------------       Director                        October 5, 2000
            Joseph A. Madri, Ph.D., M.D.

                  /s/ LEONARD MARKS
     -------------------------------------------       Director                        October 5, 2000
              Leonard Marks, Jr., Ph.D.

                /s/ R. DOUGLAS NORBY
     -------------------------------------------       Director                        October 5, 2000
                  R. Douglas Norby

                 /s/ ALVIN S. PARVEN
     -------------------------------------------       Director                        October 5, 2000
                   Alvin S. Parven

                         ALEXION PHARMACEUTICALS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JULY 31, 2000 AND 1999
       AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JULY 31, 2000
                                 TOGETHER WITH
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ALEXION PHARMACEUTICALS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------

Report of Independent Public Accountants....................    F-2

Consolidated Balance Sheets as of July 31, 2000 and 1999....    F-3

Consolidated Statements of Operations for the Years Ended
  July 31, 2000, 1999 and 1998..............................    F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended July 31, 2000, 1999
  and 1998..................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  July 31, 2000, 1999 and 1998..............................    F-7

Notes to Consolidated Financial Statements..................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Alexion Pharmaceuticals, Inc.:

    We have audited the accompanying consolidated balance sheets of Alexion Pharmaceuticals, Inc. (a Delaware corporation) and subsidiary as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alexion Pharmaceuticals, Inc. and subsidiary as of July 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Hartford, Connecticut
September 5, 2000 (except with respect
to the matter discussed in Note 15 as to which the date is September 22, 2000)

                         ALEXION PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 91,858   $24,238
  Marketable securities.....................................    82,671     4,090
  Reimbursable contract costs:
    Billed..................................................     3,660     4,577
    Unbilled................................................     1,435     2,285
    Prepaid expenses........................................       456       472
                                                              --------   -------
      Total current assets..................................   180,080    35,662
PROPERTY, PLANT, AND EQUIPMENT, net.........................     8,213     7,413
DEFERRED FINANCING COSTS, net (Note 6)......................     3,752        --
OTHER ASSETS................................................       657     1,299
                                                              --------   -------
      Total assets..........................................  $192,702   $44,374
                                                              ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable..........................  $    369   $   368
  Accounts payable..........................................     2,100     3,544
  Accrued expenses..........................................     1,229     2,255
  Accrued interest..........................................     2,730        73
  Deferred revenue..........................................       750       450
                                                              --------   -------
      Total current liabilities.............................     7,178     6,690
                                                              --------   -------
NOTES PAYABLE, less current portion included above..........     3,920     4,383
                                                              --------   -------
CONVERTIBLE SUBORDINATED NOTES (Note 6).....................   120,000        --
                                                              --------   -------

COMMITMENTS AND CONTINGENCIES (NOTES 7, 9, 12 AND 15)

STOCKHOLDERS' EQUITY:
  Common stock $.0001 par value; 25,000 shares authorized;
    15,146 and 11,304 shares issued at July 31, 2000 and
    1999, respectively......................................         2         1
  Additional paid-in capital................................   128,836    80,291
  Accumulated deficit.......................................   (67,214)  (46,987)
  Other comprehensive loss..................................       (20)       (4)
  Treasury stock, at cost, 12 shares........................        --        --
                                                              --------   -------
      Total stockholders' equity............................    61,604    33,301
                                                              --------   -------
      Total liabilities and stockholders' equity............  $192,702   $44,374
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CONTRACT RESEARCH REVENUES..................................  $ 21,441   $18,754    $ 5,037
                                                              --------   -------    -------

OPERATING EXPENSES:
  Research and development..................................    40,187    23,710     12,323
  General and administrative................................     4,175     2,953      2,666
                                                              --------   -------    -------
    Total operating expenses................................    44,362    26,663     14,989
                                                              --------   -------    -------

OPERATING LOSS..............................................   (22,921)   (7,909)    (9,952)

OTHER INCOME AND EXPENSE:
  Interest income...........................................     5,833     1,702      2,129
  Interest expense..........................................    (3,139)     (188)       (42)
                                                              --------   -------    -------
    Net loss................................................   (20,227)   (6,395)    (7,865)

PREFERRED STOCK DIVIDENDS...................................        --        --       (900)
                                                              --------   -------    -------
NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS..............................................  $(20,227)  $(6,395)   $(8,765)
                                                              ========   =======    =======
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE (NOTE 2).....................................  $  (1.45)  $ (0.57)   $ (0.87)
                                                              ========   =======    =======
SHARES USED IN COMPUTING BASIC AND DILUTED
  NET LOSS PER COMMON SHARE.................................    13,914    11,265     10,056
                                                              ========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                          CONVERTIBLE
                                        PREFERRED STOCK        COMMON STOCK       ADDITIONAL                     OTHER
                                      -------------------   -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                       SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT      GAIN (LOSS)
                                      --------   --------   --------   --------   ----------   -----------   -------------
BALANCE, July 31, 1997..............      --       $ --       8,858      $ 1       $ 53,665      $(31,827)        $  7
Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $493.....................     400         --          --       --          9,507            --           --
Issuance of common stock in payment
  of preferred stock dividend.......      --         --          71       --            900          (900)          --
Conversion of Series B convertible
  preferred stock into common
  stock.............................    (400)        --         936       --             --            --           --
Issuance of common stock, net of
  issuance costs of $49.............      --         --         837       --         11,779            --           --
Issuance of common stock from
  exercise of warrants..............      --         --         513       --          3,858            --           --
Issuance of common stock from
  exercise of stock options.........      --         --          22       --             67            --           --
Net change in unrealized losses on
  marketable securities.............      --         --          --       --             --            --           (2)
Net loss............................      --         --          --       --             --        (7,865)          --
Comprehensive loss..................
                                        ----       ----      ------      ---       --------      --------         ----
BALANCE, July 31, 1998..............      --         --      11,237        1         79,776       (40,592)           5
Issuance of common stock from
  exercise of stock options.........      --         --          67       --            383            --           --
Compensation expense related to
  grant of stock options............      --         --          --       --            132            --           --
Net change in unrealized losses on
  marketable securities.............      --         --          --       --             --            --           (9)
Net loss............................      --         --          --       --             --        (6,395)          --
Comprehensive loss..................
                                        ----       ----      ------      ---       --------      --------         ----
BALANCE, July 31, 1999..............      --       $ --      11,304      $ 1       $ 80,291      $(46,987)        $ (4)
                                        ====       ====      ======      ===       ========      ========         ====

                 The accompanying notes are an integral part of these consolidated financial statements.

                                        TREASURY STOCK,
                                            AT COST             TOTAL           TOTAL
                                      -------------------   STOCKHOLDERS'   COMPREHENSIVE
                                       SHARES     AMOUNT       EQUITY           LOSS
                                      --------   --------   -------------   -------------
BALANCE, July 31, 1997..............      12       $ --        $21,846
Issuance of Series B convertible
  preferred stock, net of issuance
  costs of $493.....................      --         --          9,507
Issuance of common stock in payment
  of preferred stock dividend.......      --         --             --
Conversion of Series B convertible
  preferred stock into common
  stock.............................      --         --             --
Issuance of common stock, net of
  issuance costs of $49.............      --         --         11,779
Issuance of common stock from
  exercise of warrants..............      --         --          3,858
Issuance of common stock from
  exercise of stock options.........      --         --             67
Net change in unrealized losses on
  marketable securities.............      --         --             (2)        $     (2)
Net loss............................      --         --         (7,865)          (7,865)
                                                                               --------
Comprehensive loss..................                                           $ (7,867)
                                        ----       ----        -------         ========
BALANCE, July 31, 1998..............      12         --         39,190
Issuance of common stock from
  exercise of stock options.........      --         --            383
Compensation expense related to
  grant of stock options............      --         --            132
Net change in unrealized losses on
  marketable securities.............      --         --             (9)        $     (9)
Net loss............................      --         --         (6,395)          (6,395)
                                                                               --------
Comprehensive loss..................                                           $ (6,404)
                                        ----       ----        -------         ========
BALANCE, July 31, 1999..............      12       $ --        $33,301
                                        ====       ====        =======
                                         The accompanying notes are an
                                             integral part of these
                                             consolidated financial
                 The accompanying no               statements.

                         ALEXION PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (AMOUNTS IN THOUSANDS) (CONTINUED)

                                          CONVERTIBLE
                                        PREFERRED STOCK        COMMON STOCK       ADDITIONAL                     OTHER
                                      -------------------   -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE
                                       SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT      GAIN (LOSS)
                                      --------   --------   --------   --------   ----------   -----------   -------------
BALANCE, July 31, 1999..............      --       $ --      11,304      $ 1       $ 80,291      $(46,987)        $ (4)
Issuance of common stock from
  exercise of options...............      --         --         225       --          1,697            --           --
Noncash compensation expense related
  to grant of stock options to
  employees and consultants.........      --         --          --       --            430            --           --
Issuance of common stock from
  exercise of warrants..............      --         --         202       --          1,998            --           --
Issuance of common stock, net of
  issuance costs of $3,391..........      --         --       3,415        1         44,420            --           --
Net change in unrealized losses on
  marketable securities.............      --         --          --       --             --            --          (16)
Net loss............................      --         --          --       --             --       (20,227)          --
Comprehensive loss..................
                                        ----       ----      ------      ---       --------      --------         ----
BALANCE, July 31, 2000..............      --       $ --      15,146      $ 2       $128,836      $(67,214)        $(20)
                                        ====       ====      ======      ===       ========      ========         ====

                 The accompanying notes are an integral part of these consolidated financial statements.

                                        TREASURY STOCK,
                                            AT COST             TOTAL           TOTAL
                                      -------------------   STOCKHOLDERS'   COMPREHENSIVE
                                       SHARES     AMOUNT       EQUITY           LOSS
                                      --------   --------   -------------   -------------
BALANCE, July 31, 1999..............      12       $ --        $33,301
Issuance of common stock from
  exercise of options...............      --         --          1,697
Noncash compensation expense related
  to grant of stock options to
  employees and consultants.........      --         --            430
Issuance of common stock from
  exercise of warrants..............      --         --          1,998
Issuance of common stock, net of
  issuance costs of $3,391..........      --         --         44,421
Net change in unrealized losses on
  marketable securities.............      --         --            (16)             (16)
Net loss............................      --         --        (20,227)         (20,227)
Comprehensive loss..................                                           $(20,243)
                                        ----       ----        -------         --------
BALANCE, July 31, 2000..............      12       $ --        $61,604
                                        ====       ====        =======         ========
                                         The accompanying notes are an
                                             integral part of these
                                             consolidated financial
                 The accompanying no               statements.

                         ALEXION PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               FOR THE YEARS ENDED JULY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(20,227)  $ (6,395)  $ (7,865)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,769        889        598
    Compensation expense related to grant of stock
      options...............................................       430        132         --
    Change in assets and liabilities--
      Reimbursable contract costs...........................     1,767     (6,725)      (137)
      Prepaid expenses......................................        16       (263)        23
      Accounts payable......................................    (1,444)     2,734         82
      Accrued expenses......................................    (1,026)     1,459       (406)
      Accrued interest......................................     2,657         51         22
      Deferred revenue......................................       300        383       (279)
                                                              --------   --------   --------
        Net cash used in operating activities...............   (15,758)    (7,735)    (7,962)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases of) proceeds from marketable securities, net...   (78,597)     1,895         20
  Purchases of property, plant, and equipment...............    (2,229)    (1,912)    (2,057)
  Investment in licensed technology.........................       (40)        --         --
                                                              --------   --------   --------
        Net cash used in investing activities...............   (80,866)       (17)    (2,037)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred and common
    stock...................................................    48,116        383     25,211
  Repayments of capital lease obligations...................        --         --         (8)
  Borrowings under notes payable............................        --         --      1,200
  Repayments of notes payable...............................      (462)      (369)      (130)
  Issuance of convertible subordinated notes, net of
    deferred financing costs of $3,937......................   116,063         --         --
  Other.....................................................       527        467     (1,508)
                                                              --------   --------   --------
        Net cash provided by financing activities...........   164,244        481     24,765
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    67,620     (7,271)    14,766
CASH AND CASH EQUIVALENTS, beginning of period..............    24,238     31,509     16,743
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 91,858   $ 24,238   $ 31,509
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest expense............................  $    296   $    188   $     42
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Fixed assets acquired pursuant to seller financing........  $     --   $  3,920   $     --
                                                              ========   ========   ========
  Preferred stock dividends paid in common stock............  $     --   $     --   $    900
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND OPERATIONS

    Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the development of proprietary products for the treatment of cardiovascular, autoimmune and neurologic disorders. The Company is currently conducting Phase II clinical trials for its two lead C5 Inhibitor product candidates, 5G1.1-SC and 5G1.1. The Company is also developing Apogen immunotherapeutic products to target T-cells and related disorders and is developing therapies employing the transplantation of cells from other species into humans known as xenotransplantation.

    The Company has incurred consolidated losses since inception and has made no product sales to date.

    The Company may need additional financing to obtain regulatory approvals for its product candidates, fund operating losses, and, if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities.

    The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company will seek to raise necessary funds through public or private equity or debt financing, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiary Columbus Farming Corporation ("Columbus"). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical"), a subsidiary of Tyco International (see Notes 3 and 5). All significant inter-company balances and transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents are stated at cost, which approximates market, and includes short-term highly liquid investments with original maturities of less than three months.

    MARKETABLE SECURITIES

    The Company invests in marketable debt securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity.

    The Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other comprehensive income (loss) as a component of stockholders' equity. At July 31, 2000, the Company's marketable securities had a maximum maturity of less than two years with an average of approximately twelve months. The weighted average interest rate associated with these marketable debt securities is 6.9% and 5.7% as of July 31, 2000 and 1999, respectively.

                         ALEXION PHARMACEUTICALS, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following is a summary of marketable securities at July 31, 2000 and 1999 (dollars in thousands):

                                              AMORTIZED     UNREALIZED       FAIR
                                                COST      GAINS (LOSSES)    VALUE
                                              ---------   --------------   --------
Federal agency obligations..................   $43,435         $(14)       $43,421
Corporate bonds.............................    39,256           (6)        39,250
                                               -------         ----        -------
  Total marketable securities at July 31,
    2000....................................   $82,691         $(20)       $82,671
                                               =======         ====        =======
Federal agency obligations..................   $ 2,088         $ (9)       $ 2,079
Corporate bonds.............................     2,006            5          2,011
                                               -------         ----        -------
  Total marketable securities at July 31,
    1999....................................   $ 4,094         $ (4)       $ 4,090
                                               =======         ====        =======

    PROPERTY, PLANT, AND EQUIPMENT

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

    LONG-LIVED ASSETS

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

    REVENUE RECOGNITION

    Contract research revenues recorded by the Company consist of research and development support payments, license fees, and milestone payments under collaborations with third parties and amounts received under various government grants.

    Research and development support revenues are recognized as the related work is performed and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones are recognized when the milestone is achieved. Non-refundable license fees received in exchange for specific rights to the Company's technologies, research, potential

                         ALEXION PHARMACEUTICALS, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) products and markets are recognized as revenues as earned in accordance with the terms of the contracts (see below for recently issued accounting standard).

    Unbilled reimbursable contract costs as shown on the accompanying consolidated balance sheets represent reimbursable costs incurred in connection with research contracts which have not yet been billed. The Company bills these costs and recognizes the costs and related revenues in accordance with the terms of the contracts.

    Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts (see Note 8).

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development costs are expensed in the period incurred.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    COMPREHENSIVE INCOME (LOSS)

    The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130 "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). The Company's other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income
(loss) as a component of the statements of stockholders' equity.

    NET LOSS PER COMMON SHARE

    The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The Company computes basic net loss per share by dividing net loss by the weighted average shares of common stock outstanding during the year. There is no difference in basic and diluted net loss per common share as the effect of stock options, warrants and convertible subordinated debt which would be included in the computation of diluted net loss per share is anti-dilutive for all periods presented. These outstanding stock options, warrants, and convertible subordinated debt entitled holders to acquire 3,829,887, 2,568,587, and 1,947,986 shares of common stock at July 31, 2000,
1999, and 1998, respectively.

                         ALEXION PHARMACEUTICALS, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENTLY ISSUED ACCOUNTING STANDARDS

    Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 will require companies to recognize certain up-front non-refundable fees over the life of the related collaboration agreement when such fees are received in conjunction with collaboration agreements which have multiple elements. The Company is required to adopt this new accounting principle through a cummulative charge to retained earnings through the statements of operations, in accordance with the provisions of APB Opinion
No. 20, in fiscal 2001. The Company believes that the adoption of SAB 101 will have a material impact on its future operating results as it applies to the $10.0 million up-front non-refundable payment received by it in connection with its collaboration with Procter & Gamble (see Note 8). The Company's historical financial statements reflect this payment as revenue in the year ended July 31, 1999. Based on guidance currently available, the Company will be required to record the $10.0 million fee as revenue over the future life, as defined, of the collaboration agreement. As of July 31, 2000, the Company had not yet adopted this new accounting principle.

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND FOR HEDGING ACTIVITIES (SFAS No. 133) which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. In
June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities--Deferral of the Effective Date of SFAS
No. 133--an Amendment of SFAS No. 133" for the sole purpose of updating the effective date of adoption of SFAS No. 133 to January 1, 2001. The Company does not believe that the adoption of SFAS No. 133 will have an impact on its results of operations or financial condition as the Company holds no derivative financial instruments and does not engage in hedging activities.

(3) PROPERTY, PLANT, AND EQUIPMENT

    A summary of equipment is as follows (dollars in thousand):

                                                                 JULY 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Land......................................................  $   364    $   364
Building and building improvements........................    4,070      3,080
Laboratory and support equipment..........................    7,378      6,541
Furniture and office equipment............................    1,217        815
                                                            -------    -------
                                                             13,029     10,800
Less--Accumulated depreciation and amortization...........   (4,816)    (3,387)
                                                            -------    -------
                                                            $ 8,213    $ 7,413
                                                            =======    =======

    During 1999, the Company acquired land, building, and additional laboratory equipment at a total cost of approximately $3.9 million financed with a note payable to US Surgical (see Note 5).

                         ALEXION PHARMACEUTICALS, INC.

(4) ACCRUED EXPENSES

    A summary of accrued expenses is as follows (dollars in thousands):

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Research and development expenses...........................   $  176     $1,333
Payroll and employee benefits...............................      809        617
Other.......................................................      244        305
                                                               ------     ------
                                                               $1,229     $2,255
                                                               ======     ======

(5) NOTES PAYABLE

    A summary of notes payable is as follows (dollars in thousands):

                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Term loan payable to a bank requiring quarterly principal
  payments of $92 payable through August 2001 bearing
  interest at a variable rate which is repriced quarterly.
  The rate as of July 31, 2000 was 8.46%. The term loan
  agreement requires the Company to maintain a restricted
  cash balance equal to the outstanding loan balance divided by 85% plus accrued interest in an interest bearing
  account as collateral for the note........................   $  369     $  831
Term note payable to US Surgical bearing interest at 6% per
  annum, payable quarterly. The principal balance under the
  note matures in May 2005. The note payable is secured by
  certain manufacturing assets of Columbus..................    3,920      3,920
                                                               ------     ------
                                                                4,289      4,751
Less--Current portion.......................................      369        368
                                                               ------     ------
    Total long-term.........................................   $3,920     $4,383
                                                               ======     ======

    Future repayments of the notes payable are scheduled as follows (dollars in thousands):

YEAR ENDING JULY 31,
--------------------
2001........................................................   $  369
2005........................................................    3,920
                                                               ------
                                                               $4,289
                                                               ======

(6) CONVERTIBLE SUBORDINATED NOTES

    In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all

                         ALEXION PHARMACEUTICALS, INC.

(6) CONVERTIBLE SUBORDINATED NOTES (CONTINUED) or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share.

    The notes are subordinated to all the Company's existing and future senior indebtedness and are effectively subordinated to all of the indebtedness and other liabilities (including trade and other payables) of the Company and its subsidiary. The indenture governing the notes does not limit the amount of indebtedness, including senior indebtedness, which the Company and its subsidiary may incur.

    Noteholders may require the Company to repurchase their notes upon a repurchase event as defined by the loan agreement in cash, or, at the option of the Company, in common stock, at 105% of the principal amount of the notes, plus accrued and unpaid interest.

    The notes are not entitled to any sinking fund. At any time or from time to time on or after March 20, 2003 and ending on March 14, 2007, the Company may redeem some or all the notes on at least 30 days notice as a whole or, from time to time, in part at certain premiums over the principal amount plus accrued interest.

    The Company incurred deferred financing costs related to this offering of approximately $4.0 million which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $185,000 for the year ended July 31, 2000.

(7) LICENSE AND RESEARCH & DEVELOPMENT AGREEMENTS

    The Company has entered into a number of license and research and development agreements since its inception. These agreements have been made with various research institutions, universities, and government agencies in order to advance and obtain technologies management believes important to the Company's overall business strategy.

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

    Research and development agreements generally provide for the Company to fund future project research from one to ten years. Based upon these agreements, the Company may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research. The Company's policy is to expense research and development payments as incurred.

                         ALEXION PHARMACEUTICALS, INC.

(7) LICENSE AND RESEARCH & DEVELOPMENT AGREEMENTS (CONTINUED)
    The minimum payments (assuming non-termination of the above agreements) as of July 31, 2000, for each of the next five years are as follows (dollars in thousands):

        YEAR                         RESEARCH AND
       ENDING            LICENSE     DEVELOPMENT
      JULY 31,          AGREEMENTS    AGREEMENTS
---------------------   ----------   ------------
 2001.......               $394         $8,869
 2002.......                487          1,602
 2003.......                367             --
 2004.......                347             --
 2005.......                402             --

    Should the Company achieve certain milestones related to product development and product license applications and approvals, additional payments would be required. The agreements also require the Company to fund certain costs associated with the filing of patent applications.

(8) CONTRACT RESEARCH REVENUES

    During the three years ended July 31, 2000 the Company recorded contract research revenues from research and development support payments, license fees and milestone payments under collaboration with third parties and amounts received from various government grants.

    In February 1999, as part of the termination of the U.S. Surgical Collaborative research and development agreement, the Company purchased certain manufacturing assets and effected the return of all technology rights of its xenotransplantation program from US Surgical. The Company financed the asset purchase with a $3.9 million note payable to U.S. Surgical (see Note 5). In November 1997, the Company and US Surgical were awarded a three-year, $2 million cooperative agreement from the Commerce Department's National Institute of Standards and Technology (NIST) to fund a joint xenotransplantation project. This agreement was modified into a single entity agreement in February 1999. In October 1998, the Company was awarded another three-year
$2 million agreement from NIST to fund a xenotransplantation project. In November 1999, the Company was awarded a three-year $2 million agreement from NIST to fund another xenotransplantation project.

    In January 1999, the Company and Procter & Gamble Pharmaceuticals Inc. ("P&G") entered into an exclusive collaboration to develop and commercialize 5G1.1-SC, one of the Company's lead product candidates. Under this collaboration, the Company will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. P&G has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. Additionally, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable upfront license fee, milestone payments, and research and development support payments. The Company will also receive royalties on worldwide sales of 5G1.1-SC, if any, for all indications. The Company also has a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute 5G1.1-SC in the United States, and has granted P&G the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States. Through July 31, 2000, the Company recorded revenues of $37.5 million from P&G, including receiving a non-refundable upfront

                         ALEXION PHARMACEUTICALS, INC.

(8) CONTRACT RESEARCH REVENUES (CONTINUED) license fee of $10 million in fiscal 1999 and $27.5 million for research and development support expenses (see Note 2 for recently issued accounting standards related to revenue recognition).

    A summary of revenues generated from contract research collaboration and grant awards is as follows (dollars in thousands):

                                                         YEAR ENDED JULY 31,
                                                    ------------------------------
COLLABORATION/GRANT AWARDS                            2000       1999       1998
--------------------------                          --------   --------   --------
P&G...............................................  $19,708    $17,753     $   --
NIST..............................................    1,733        834        857
US Surgical.......................................       --         --      3,780
GTI/Novartis......................................       --        167        400
                                                    -------    -------     ------
                                                    $21,441    $18,754     $5,037
                                                    =======    =======     ======

(9) COMMITMENTS

    The Company has entered into three-year and five-year employment agreements with its executives. These agreements provide that these individuals will receive aggregate annual base salaries of approximately $914,000 as of July 31, 2000. These individuals may also receive discretionary bonus awards, as determined by the Board of Directors.

    As of July 31, 2000, the Company leases its administrative offices and a portion of its research & development facilities under an operating lease at 25 Science Park, New Haven, Connecticut (Science Park).

    In May 2000, the Company entered into a new lease for its headquarters and research & development facilities in Cheshire, Connecticut. The lease commenced in August 2000 and has a term of ten years and six months. Occupancy of the leased facility is contingent upon the timely departure of the current tenant and subsequent additional work to be completed by the landlord. At this site the Company will lease and occupy a total of 82,000 square feet of space. The Company expects to incur initial leasehold improvements and relocation costs aggregating approximately $2.5 million, of which $16,000 were incurred as of July 31, 2000. At the Company's option, the landlord is required to fund up to $2.5 million of these improvements under a financing arrangement payable over the term of the lease at 11% per annum. In addition, the Company will be required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent starts at approximately $80,000, increasing to approximately $95,500 over the term of the lease. The Company has issued a $200,000 open letter of credit to secure the lease.

    The pilot manufacturing plant, which is used for producing compounds for clinical trials, will remain in the current facility encompassing approximately 21,000 square feet of labs and offices at Science Park. Monthly fixed rent for the plant starts at approximately $16,500 increasing to $18,300 through December 2002.

    Lease expense for the Company's facilities was $694,000, $420,000, and $415,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

                         ALEXION PHARMACEUTICALS, INC.

(9) COMMITMENTS (CONTINUED)
    Future minimum annual rental payments as of July 31, 2000, under other noncancellable operating leases (primarily for equipment) are approximately $56,000, $56,000, $56,000, $56,000, and $32,000 for the five years ended
July 31, 2004, respectively.

(10) COMMON STOCK AND PREFERRED STOCK

    FISCAL 2000 SECONDARY PUBLIC OFFERING

    In November 1999, the Company sold 3.415 million shares of common stock at a price of $14 per share in a follow-on public offering resulting in net proceeds of approximately $44.4 million to the Company.

    FISCAL 1998 PRIVATE PLACEMENTS

    In September 1997, the Company completed the private placement of 400,000 shares of Series B convertible preferred stock for aggregate consideration of $10 million to a single institutional investor, Biotech Target S.A., a wholly-owned subsidiary of BB Biotech AG. The net proceeds to the Company were approximately $9.5 million. The investor was entitled to a dividend of $2.25 per share of Series B convertible preferred stock if this stock was held through March 4, 1998. In March 1998 the investor converted the preferred stock into 935,782 shares of common stock and dividends of $900,000 were paid by the delivery of an additional 70,831 shares of the Company's common stock. Also, in March 1998, Biotech Target S.A. purchased an additional 670,000 shares of common stock for aggregate consideration of approximately $8.8 million.

    In September 1997, the Company sold 166,945 shares of its common stock to U.S. Surgical for aggregate consideration of $3.0 million. The sale of common stock was made in connection with the modification of the joint development agreement between the Company and U.S. Surgical.

(11) STOCK OPTIONS AND WARRANTS

    STOCK OPTIONS

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

    Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS 123) requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS 123. The Company has computed the pro forma disclosure required under SFAS 123 for options granted

                         ALEXION PHARMACEUTICALS, INC.

(11) STOCK OPTIONS AND WARRANTS (CONTINUED) using the Black-Scholes option pricing model prescribed by SFAS 123. The weighted average assumptions used are as follows:

                                                      2000       1999       1998
                                                    --------   --------   --------
Risk free interest rate...........................    6.00%      5.00%      5.25%
Expected dividend yield...........................       0%         0%         0%
Expected lives....................................  5 years    5 years    5 years
Expected volatility...............................      85%        65%        61%

    Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS 123, the Company's net loss and pro forma net loss per common share would have been increased to the pro forma amounts indicated below (dollars in thousands, except per share amounts):

                                                     2000       1999       1998
                                                   --------   --------   --------
Net loss:
  As reported....................................  $(20,227)  $(6,395)   $(8,765)
  Pro forma......................................   (22,887)   (8,419)    (9,958)
Net loss per common share:
  As reported....................................  $  (1.45)  $ (0.57)   $ (0.87)
  Pro forma......................................     (1.64)    (0.74)     (0.99)

    A summary of the status of the Company's stock option plans at July 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                2000                    1999                    1998
                        ---------------------   ---------------------   ---------------------
                                     WEIGHTED                WEIGHTED                WEIGHTED
                                     AVERAGE                 AVERAGE                 AVERAGE
                                     EXERCISE                EXERCISE                EXERCISE
                         OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                        ----------   --------   ----------   --------   ----------   --------
Outstanding at August
  1...................   2,348,587    $ 8.10     1,727,986    $7.40      1,484,284    $ 6.63
  Granted.............     644,800     63.18       780,750     9.64        279,750     11.31
  Exercised...........    (225,083)     7.56       (66,587)    5.75        (21,864)     3.16
  Cancelled...........     (84,089)    17.34       (93,562)    9.73        (14,184)    11.29
                        ----------    ------    ----------    -----     ----------    ------
Outstanding at July
  31..................   2,684,215    $21.09     2,348,587    $8.10      1,727,986    $ 7.40
                        ==========    ======    ==========    =====     ==========    ======
Options exercisable at
  July 31.............   1,443,554    $ 7.26     1,238,398    $6.46        883,063    $ 5.73
Weighted-average fair
  value of options
  granted during the
  year................                $45.02                  $6.52                   $ 6.42

    During fiscal 1998, options to purchase 279,750 shares of common stock were granted to employees at exercise prices equal to the fair value of the stock at the date of grant.

    During fiscal 1999, options to purchase 513,500 shares of common stock were granted to employees at an exercise prices equal to the fair value of the stock at the date of grant. The weighted

                         ALEXION PHARMACEUTICALS, INC.

(11) STOCK OPTIONS AND WARRANTS (CONTINUED) average exercise price of these options was $9.98 per share. The weighted average fair value of these options at the date of grant was $5.89 per option. In addition, options to purchase 267,250 shares of common stock were granted to employees subject to shareholders' approving an increase in total shares available to be granted under the plan. These options were granted at an exercise price of $9.00 per share which was equal to the fair value of the common stock at the date of grant. However, the exercise price of these options was less than the fair value of the stock at the date of shareholder approval. Accordingly, the Company is recording compensation expense based upon this difference over the vesting period associated with these options. Compensation expense associated with these options is $191,000 and $132,000 for the years ended July 31, 2000 and 1999, respectively. Aggregate compensation expense of approximately $430,000 associated with these option grants is expected to be recognized over the next two years. The weighted average fair value of these options at the date of shareholder approval was $7.73 per option.

    During fiscal 2000, options to purchase 644,800 shares of common stock were granted to employees and consultants of the Company at an exercise price equal to the fair value of the stock at the date of grant. In accordance with EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services", the Company is recording compensation expense based upon the fair value of the options granted to consultants over the vesting term. Compensation expense related to these options was $239,000 for the year ended July 31, 2000.

    The following table presents weighted average price and life information about significant option groups outstanding at July 31, 2000:

                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED                  WEIGHTED
                                                          REMAINING     AVERAGE                  AVERAGE
RANGE OF                                     NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                            OUTSTANDING   LIFE (YRS)      PRICE     EXERCISABLE    PRICE
---------------                            -----------   -----------   ---------   -----------   --------
$ 2.37-$ 8.24...........................      611,710          4.0     $    3.44      601,960     $ 3.38
$ 8.25-$ 9.50...........................      662,965          8.5          9.25      255,429       9.16
$ 9.51-$10.50...........................      570,082          6.3         10.21      530,039      10.19
$10.51-$17.00...........................      232,458          7.9         12.60       56,126      12.52
$62.00-$85.00...........................      607,000          9.9         65.27           --         --
                                            ---------       ------     ---------    ---------     ------
                                            2,684,215          7.3     $   21.09    1,443,554     $ 7.26
                                            =========       ======     =========    =========     ======

    WARRANTS

    In connection with the Company's initial public offering in 1996, the Company sold to its underwriter, for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants are exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997. During fiscal 2000, warrants to purchase 201,883 shares were exercised resulting in proceeds of $2.0 million to the Company.

                         ALEXION PHARMACEUTICALS, INC.

(12) RIGHTS TO PURCHASE PREFERRED STOCK

    In February 1997, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock (including all future issuances of common stock). Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $75.00, subject to adjustment. The rights may be exercised only after a public announcement that a party acquired 20% or more of the Company's common stock or after commencement or public announcement to make a tender offer for 20% or more of the Company's common stock. The rights, which do not have voting rights, expire on March 6, 2002, and may be redeemed by the Company at a price of $.01 per right at any time prior to their expiration or the acquisition of 20% or more of the Company's stock. The preferred stock purchasable upon exercise of the rights will have a minimum preferential dividend of $10.00 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of common stock. In the event of a liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment to be made per share of common stock.

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

(13) 401(K) PLAN

    The Company has a 401(k) plan. Under the plan, employees may contribute up to 15 percent of their compensation with a maximum of $10,500 per employee in calendar year 2000. Effective January 1998, Company matching contributions of $0.50 for each dollar deferred (up to the first 6% of compensation) were authorized by the Board of Directors. The Company had matching contributions of approximately $127,000, $85,000, and $48,000 for the years ended July 31, 2000, 1999 and 1998, respectively.

(14) INCOME TAXES

    At July 31, 2000, the Company has available for federal tax reporting purposes, net operating loss carryforwards of approximately $64.6 million which expire through 2020. The Company also has federal and state research and development credit carryforwards of approximately $5.6 million which begin to expire commencing in fiscal 2008. The Tax Reform Act of 1986 contains certain provisions that may limit the Company's ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including cumulative changes in ownership interests in excess of 50% over a three-year period. Accordingly there can be no assurance that the Company's ability to utilize its existing net operating loss and tax credit carryforwards in future periods will not be limited as a result of the effect of changes in ownership in excess of 50% over a three year period.

    The Company follows SFAS No. 109, "Accounting for Income Taxes." This statement requires that deferred income tax assets and liabilities reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

                         ALEXION PHARMACEUTICALS, INC.

(14) INCOME TAXES (CONTINUED)
    The components of deferred income taxes as follows (dollars in thousands):

                                                                 JULY 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Deferred tax assets:
  Net operating loss carryforwards, federal and state.....  $24,250    $16,801
  Tax credit carryforwards................................    5,580      2,218
  Other...................................................      230        144
                                                            -------    -------
Total deferred tax assets.................................   30,060     19,163
Less: Valuation allowance for deferred tax assets.........   30,060     19,163
                                                            -------    -------
Net deferred tax assets...................................  $    --    $    --
                                                            =======    =======

    The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of July 31, 2000 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax assets.

(15) SUBSEQUENT EVENT

    In September 2000, the Company acquired all the outstanding stock and stock options of Prolifaron, Inc., a formerly privately held company which possesses combinatorial human antibody library technologies and expertise for approximately $41 million. The Company will finance the acquisition through the issuance of up to 400,000 shares of common stock and stock options, in aggregate. The acquisition will be accounted for under the purchase method of accounting.