Form 10-Q
period 2000-10-31
ALEXION PHARMACEUTICALS INC
filed 2000-12-15
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-
      Exchange Act of 1934:
      For the quarterly period ended October 31, 2000

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities
---
      Exchange Act of 1934:
      For the transition period from             to
                                     -----------    --------

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

                 352 KNOTTER DRIVE, CHESHIRE, CONNECTICUT 06410
                 ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  203-272-2596
                                  ------------
              (Registrant's telephone number, including area code)



            25 SCIENCE PARK, SUITE 360, NEW HAVEN, CONNECTICUT 06511
            --------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X          No
          ----------         ----------



        COMMON STOCK, $0.0001 PAR VALUE                18,016,311 SHARES
        -------------------------------         -------------------------------
                     CLASS                      OUTSTANDING AT DECEMBER 1, 2000

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX


                                                                            PAGE
                                                                          ----

PART I.     FINANCIAL INFORMATION                                          3


      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)               3

            Consolidated Balance Sheets as of July 31, 2000,
            October 31, 2000 and October 31, 2000 Proforma                 3

            Consolidated Statements of Operations for the three months
            ended October 31, 2000 and 1999                                4

            Consolidated Statements of Cash Flows for the three months
            ended October 31, 2000 and 1999                                5

            Notes to Consolidated Financial Statements                     6


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              12

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK 16

PART II.    OTHER INFORMATION                                             17

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.



      SIGNATURES                                                          18


                          ALEXION PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                        July  31, 2000   October 31,2000  October 31, 2000
                                                        --------------   ---------------  ----------------
ASSETS                                                                     (UNAUDITED)    Proforma (Note 3)

Current Assets:
     Cash and cash equivalents                            $  91,858         $  47,693         $ 256,272
     Marketable securities                                   82,671           118,906           118,906
     Reimbursable contract costs: billed                      3,660             1,840             1,840
                                  unbilled                    1,435             2,062             2,062
     Prepaid expenses                                           456               849               849
                                                          ---------         ---------         ---------
               Total current assets                         180,080           171,350           379,929


Property, plant, and equipment, net                           8,213            10,407            10,407
Purchased intangible assets, net                                               22,015            22,015
Deferred financing costs, net                                 3,752             3,700             3,700
Other assets                                                    657               535               535
                                                          ---------         ---------         ---------
      TOTAL  ASSETS                                       $ 192,702         $ 208,007         $ 416,586
                                                          =========         =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                     $     369         $     277         $     277
     Accounts payable                                         2,100             2,572             2,572
     Accrued expenses                                         1,229             1,774             1,774
     Accrued interest                                         2,730               863               863
     Deferred revenue                                           750               788               788
                                                          ---------         ---------         ---------
               Total current liabilities                      7,178             6,274             6,274
                                                          ---------         ---------         ---------

Notes payable, less current portion included above            3,920             3,920             3,920
                                                          ---------         ---------         ---------
Convertible subordinated notes                              120,000           120,000           120,000
                                                          ---------         ---------         ---------

Stockholders' Equity:
     Common stock $.0001 par value; 25,000 shares
          authorized; 15,146, 15,718 and 18,018
          shares issued at July 31, 2000, October
          31, 2000, and October 31, 2000 proforma,
          respectively                                            2                 2                  2
     Additional paid-in capital                             128,836           174,700            383,200
     Accumulated deficit                                    (67,214)          (96,802)           (96,802)
     Deferred offering costs                                     --               (79)                --
     Other comprehensive loss                                   (20)               (8)                (8)
     Treasury stock, at cost;  12 shares                         --                --                 --
                                                          ---------         ---------         ---------
               Total stockholders' equity                    61,604            77,813            286,392
                                                          ---------         ---------         ---------

      TOTAL LIABILITIES AND NET STOCKHOLDERS' EQUITY      $ 192,702         $ 208,007          $ 416,586
                                                          =========         =========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (amounts in thousands, except per share amounts)


                                                    Three months ended October 31,
                                                    -----------------------------
                                                        2000            1999
                                                     --------         --------
CONTRACT RESEARCH REVENUES                           $  3,252         $  6,288
                                                     --------         --------

OPERATING EXPENSES:
  Research and development                             10,923           11,140
  General and administrative                            1,378              615
  In-process research and development                  21,000               --
  Amortization of purchased intangible assets             349               --
                                                     --------         --------

  Total operating expenses                             33,650           11,755
                                                     --------         --------
OPERATING LOSS                                        (30,398)          (5,467)
                                                     --------         --------
OTHER INCOME AND EXPENSE:
      Interest income                                   2,808              408
      Interest expense                                 (1,998)            (118)
                                                     --------         --------
      Total other income, net                             810              290
                                                     --------         --------

NET LOSS                                             ($29,588)        ($ 5,177)
                                                     ========         ========


BASIC AND DILUTED NET LOSS PER COMMON
  SHARE (Note 5)                                     ($  1.93)        ($  0.46)
                                                     ========         ========

SHARES USED IN COMPUTING BASIC AND
 DILUTED NET LOSS PER COMMON SHARE                     15,323           11,319
                                                     ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            ( amounts in thousands )


                                                                THREE MONTHS ENDED OCTOBER 31
                                                                -----------------------------
                                                                    2000             1999
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         ($29,588)        ($ 5,177)
 Adjustments to reconcile net loss to net cash
          used in operating activities:
    In-process research and development                             21,000               --
    Depreciation and amortization                                      562              361
    Amortization of purchased intangible assets                        349               --
    Compensation expense related to grant of stock options             457               49
    Change in assets and liabilities:
       Reimbursable contract costs                                   1,236           (1,716)
       Prepaid expenses                                                168               71
       Accounts payable                                                 61              860
       Accrued expenses                                                (84)          (1,482)
       Accrued interest                                             (1,867)              --
       Deferred revenue                                                 38              150
                                                                  --------         --------
          Net cash used in operating activities                     (7,668)          (6,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities, net                           (36,223)          (3,986)
 Purchases of property, plant and equipment                         (2,075)            (347)
 Cash received in acquisition of Prolifaron                            771               --
                                                                  --------         --------
         Net cash used in investment activities                    (37,527)          (4,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                          1,462              265
 Deferred financing and offering costs                                (175)             (32)
 Repayments of notes payable                                           (92)             (93)
 Security deposits and other assets                                   (165)             105
                                                                  --------         --------
         Net cash provided by financing activities                   1,030              245
                                                                  --------         --------

NET DECREASE IN CASH                                               (44,165)         (10,972)

CASH AND CASH EQUIVALENTS, beginning of period                      91,858           24,238
                                                                  --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 47,693         $ 13,266
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest expense                                   $  3,735         $     72
                                                                  ========         ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
 Acquisition of Prolifaron through the issuance of
       common stock and stock options                             $ 43,945               --
                                                                  ========         ========




The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the development of proprietary products for the treatment of heart disease, diseases of the immune system, inflammation and cancer. The Company currently has an extensive clinical development program in progress. For one of its lead antibody candidates, 5G1.1-SC, enrollment has been completed in a large Phase II clinical study in cardiopulmonary bypass patients and two additional large Phase II studies in myocardial infarction (heart attack) patients are in progress. For the Company's other lead antibody product candidate, 5G1.1, enrollment in a large Phase II clinical study in rheumatoid arthritis patients has been completed and clinical trials are ongoing in four additional diseases.

In September 2000, the Company acquired Prolifaron, Inc. ("Prolifaron"), a privately held biopharmaceutical company that possesses extensive combinatorial human antibody library technologies and expertise (the Prolifaron Acquisition) (See Note 2). With the merger of Prolifaron into Alexion's subsidiary to form Alexion Antibody Technologies, the Company has developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of autoimmune diseases and cancer.

The Company is also developing Apogen immunotherapeutic products to target T-cell related disorders and is developing therapies employing the transplantation of cells from other species into humans known as xenotransplantation.

In October 2000, the Company filed a shelf registration statement to offer up to $300 million of equity securities. In November 2000, the Company sold 2.3 million shares of common stock to U.S. Bancorp Piper Jaffray, Inc. resulting in proceeds of approximately $208.5 million, net of fees and other expenses of approximately $225,000 related to the transaction (See Notes 3 and 10).

In October 2000, the Company agreed to contribute certain technology to a newly formed company, Arradial, Inc. ("Arradial"), in exchange for a 15% equity interest in Arradial and a $200,000 license fee (See Note 6). The cost of the contributed technology had been previously expensed by the Company as research and development expenditures; and, therefore, there is no value assigned to the investment in Alexion's consolidated financial statements. Arradial is an informatics and instrumentation company that applies diverse proprietary technologies to provide to drug discovery scientists high throughput bench top tools that accelerate the discovery and validation of therapeutic compounds. The Company will account for its investment in Arradial under the cost method of accounting.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Columbus Farming Corporation ("Columbus") and Alexion Antibody Technologies ("AAT"). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical") (See Note 9). AAT was formed for the purpose of merging Prolifaron into a newly created, wholly owned subsidiary of Alexion. Results of operations of AAT are included in the Company's consolidated statements of operations since September 23, 2000, the effective date of the Prolifaron Acquisition (See Note 2). All significant inter-company balances and transactions have been eliminated in consolidation.

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

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 2000.


2.    PROLIFARON ACQUISITION -

On September 23, 2000, the Company acquired Prolifaron, Inc. ("Prolifaron"), a privately-held biopharmaceutical company possessing extensive combinatorial human antibody library technologies and expertise. The acquisition was accomplished when Prolifaron was merged with a wholly owned subsidary of Alexion and renamed Alexion Antibody Technologies, Inc. In consideration thereof, the Company issued 355,594 shares of the Company's common stock and fully vested options to purchase 44,364 shares of the Company's common stock at a weighted average exercise price of $44.35 per share, in exchange for all of the outstanding equity of Prolifaron including fully vested options under their stock option plan. The fair value of the Company's common stock and stock options issued at the date of the acquisition was approximately $43.9 million.

The Prolifaron Acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company allocated $21.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess cost over the fair value of the net assets acquired, which amounted to approximately $22.4 million, is reflected as purchased intangible assets and is being amortized over approximately 7 years. The following table summarizes the allocation of the purchase price to the net assets acquired (dollars in thousands):

  Cash and cash equivalents acquired                                      $771
  Reimbursable contract costs                                               43
  Prepaid expenses and other current assets                                307
  Property, plant and equipment                                            493
  Other                                                                      7
  Purchased intangible assets                                           22,364
  In-process research & development                                     21,000
  Accounts payable and accrued expenses                                   (540)
  Accrued transaction costs                                               (500)
                                                                       -------
           Total fair value of equities issued                         $43,945
                                                                       =======

The following unaudited pro forma condensed consolidated information has been prepared to give effect to the acquisition as if such transaction had occurred at the beginning of the periods presented. The historical results have been adjusted to reflect: i) elimination of the one-time charge to operations for the purchase of acquired in-process research and development, ii) amortization of purchased intangible assets arising from the transaction, and iii) elimination of income tax benefits or expenses that would not have been realized on a combined basis (dollars in thousands, except per share data).


                                                 THREE MONTHS ENDED OCTOBER 31,
                                                 ------------------------------
                                                       2000        1999
                                                       ----        -----
      Contract research revenues                    $  4,373    $  6,861
      Net loss                                      $ (9,387)   $ (5,858)
      Basic and diluted net loss per common share   $  (0.60)   $  (0.50)
      Shares used in computing basic and
            diluted net loss per common share         15,528      11,675


The unaudited pro forma condensed consolidated financial information is not necessarily indicative of what actual results would have been had the transaction occurred on the dates indicated and do not purport to indicate the results of future operations.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.    UNAUDITED PRO FORMA PRESENTATION -

The unaudited proforma balance sheet as of October 31, 2000 reflects the sale of
2.3 million shares of common stock for net proceeds of approximately $208.5 million, which occurred on November 1, 2000 (See Note 1).


4.    CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES -

Cash and cash equivalents are stated at cost, which approximates market, and include short-term highly liquid investments with original maturities of less than three months.

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other comprehensive loss as a component of stockholders' equity.


5.    NET LOSS PER SHARE -

The Company computes and presents net loss per common share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options, warrants, and convertible subordinated debt. There is no difference in basic and diluted net loss per common share for the three months ended October 31, 2000 and 1999 as the effect of common share equivalents is anti-dilutive.


6.    REVENUES -

Contract research revenues recorded by the Company consist of research and development support payments, license fees, and milestone payments under collaboration with third parties and amounts received from various government grants.

Research and development support revenues are recognized as the related work and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones are recognized when the milestone is achieved. Non-refundable license fees received in exchange for specific rights to the Company's technologies, research, potential products and markets are recognized as revenues as earned in accordance with the terms of the contracts (See Note 7).

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

Revenues recorded during the three months ended October 31, 2000 and 1999 consist of license fees, research and development support, reimbursement of costs related to clinical development and manufacturing of clinical supplies under the collaboration agreement with Procter & Gamble Pharmaceuticals Inc. ("P&G"). Revenues also include funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through grants from the Advanced Technology Program, and the National Institutes of Health/Small Business Innovation Research ("NIH-SBIR") program.

In November 1997, the Company and US Surgical had been awarded a three-year, $2 million cooperative agreement from NIST to fund a joint xenotransplantation project, it was modified in February 1999 as a single entity (Alexion only). In October 1998, the Company was awarded another three-year $2 million agreement from NIST to fund a xenotransplantation project. In November 1999, the Company was awarded a three-year $2 million agreement from NIST to fund another xenotransplantation project.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



In January 1999, the Company entered into an exclusive collaboration with P&G to develop and commercialize 5G1.1-SC. Under this collaboration, the Company will initially pursue the development of 5G1.1-SC for the treatment of inflammation caused by cardiopulmonary bypass surgery, myocardial infarction (heart attack) and angioplasty. The Company has granted P&G an exclusive license to the Company's intellectual property related to 5G1.1-SC, with the right to sublicense. P&G has agreed to fund all clinical development and manufacturing costs relating to 5G1.1-SC for these indications. In addition, under this agreement, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable up-front license fee (See Note 7), as well as milestone and non-clinical research and development support payments. In addition, the Company will receive royalties on worldwide sales of 5G1.1-SC for all indications. The Company has a preferred position relative to third-party manufacturers to manufacture 5G1.1-SC worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute 5G1.1-SC in the United States, and has granted P&G the exclusive rights to sell, market and distribute 5G1.1-SC outside of the United States.

In September 2000, the Company was awarded a two year grant of $250,000 from the Small Business Innovative Research/Center for Disease Control to fund a research project for humanization of anti-viral antibodies. In addition, in July 2000, the Company was awarded a one year grant of $100,000 from the NIH-SBIR to fund a research project for Type I diabetes.

In October 2000, the Company entered into a license agreement with Arradial (See
Note 1), in exchange for a 15% equity interest in Arradial, $200,000 of license payments and future royalty payments based upon product sales utilizing the licensed technologies. The license payments which will be recognized as license revenue over the estimated life of the agreement. No revenues have been recognized under this agreement as of October 31, 2000.

A summary of revenues generated from contract research collaboration and grant awards is as follows for the three months ended October 31, (dollars in thousands):

      COLLABORATION/GRANT AWARDS      2000     1999
      --------------------------      ----     ----
      P&G ........................  $2,802   $6,038
      NIST and NIH ...............     418      250
      Other ......................      32       --
                                    ------   ------
                                    $3,252   $6,288
                                     =====    =====


7.         RECENTLY ISSUED ACCOUNTING STANDARDS -

Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, was issued in December 1999. SAB 101 requires companies to recognize certain up-front non-refundable fees over the life of the related collaboration agreement when such fees are received in conjunction with collaboration agreements which have multiple elements. The Company is required to adopt this new accounting principle through a cumulative charge to retained earnings through the statement of operations, in accordance with the provisions of APB Opinion No. 20, in fiscal 2001. The Company believes that the adoption of SAB 101 will have a material impact on its future operating results as it applies to the $10.0 million up-front non-refundable payment received by it in connection with its collaboration with Procter & Gamble. The Company's historical financial statements reflect this payment as revenue in the year ended July 31, 1999. Based on guidance currently available, the Company will be required to record the $10.0 million fee as revenue over the future life, as defined, of the collaboration agreement. As of October 31, 2000, the Company had not yet adopted this new accounting principle.


8.         CONVERTIBLE SUBORDINATED NOTES -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per common share. The Company incurred interest expense of approximately $1.8 million for the three months ended October 31, 2000 related to these notes.

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company incurred deferred financing costs related to this offering of approximately $4.0 million which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $148,000 for the three months ended October 31, 2000.


9.    NOTES PAYABLE -

In November 1997, a term loan was used to finance the purchase of capital equipment. The term loan requires quarterly principal payments of $92,000 commencing August 3, 1998 and payable through August 2001. The balance on the note was $277,000 at October 31, 2000. The term loan agreement requires the Company to maintain a restricted cash balance equal to the outstanding loan balance divided by 85% plus accrued interest in an interest bearing account as collateral for the note. This restricted cash balance is included in other assets in the accompanying consolidated balance sheets.

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


10.          EQUITY -

In November 2000, the Company sold 2.3 million shares of common stock at a price of $90.75 per share to U.S. Bancorp Piper Jaffray Inc. resulting in net proceeds of approximately $208.5 million to the Company.

In September 2000, in connection with the Prolifaron Acquisition, the Company issued 355,594 shares of common stock and fully vested options to purchase 44,364 shares of the Company's common stock at a weighted average exercise price of $44.35 (See Note 2).

In November 1999, the Company sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering resulting in net proceeds of approximately $44.4 million to the Company.


11.        COMPREHENSIVE INCOME (LOSS) -

SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative translation adjustments. The Company's other comprehensive loss arises from net unrealized gains (losses) on marketable securities. The Company's total comprehensive loss was approximately $29.6 million and $5.2 million for the three month periods ended October 31, 2000 and 1999, respectively.


12.        RIGHTS TO PURCHASE PREFERRED STOCK -

On September 18, 2000, the Board of Directors of the Company amended the purchase price under Alexion's Shareholder Rights Plan ("Rights Plan"). Such purchase price, for each one one-hundredth of a share of Junior Participating Cumulative Preferred Stock of the Company to be issued upon the exercise of each preferred stock purchase right under that certain Rights Agreement, dated as of February 14, 1997, was increased from $75.00 to $725.00. Except for the increase in the purchase price, the terms and conditions of the Rights Plan remain unchanged from the description contained in the Form 8-A filed on February 21, 1997.

                          ALEXION PHARMACEUTICALS, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS WHICH MAY CAUSE OUR PLANS AND RESULTS TO DIFFER SIGNIFICANTLY FROM PLANS AND RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN EXHIBIT 99.1 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 31, 2000.


OVERVIEW

We are engaged in the development of biopharmaceutical products for the treatment of patients with cardiovascular and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, product and clinical development. Since mid-1996, we have focused our resources increasingly to clinical manufacturing and clinical development. We are currently examining our two lead genetically altered or "humanized" antibody product candidates in eight different clinical development programs.

One of our lead antibody product candidates, 5G1.1-SC, which is in development in collaboration with Procter & Gamble, has completed its enrollment in a Phase IIb study for the treatment of inflammation caused by cardiopulmonary bypass surgery. Two additional Phase II studies are on-going in myocardial infarction patients; the one study in patients receiving thrombolytic therapy, and the other in patients receiving angioplasty. In September 2000, the Food and Drug Administration or FDA granted Fast Track status for the development of 5G1.1-SC in cardiopulmonary bypass surgery. Our other lead antibody product candidate, 5G1.1, is in clinical development for the treatment of a variety of chronic autoimmune diseases. Enrollment has also been completed in a Phase II clinical study in rheumatoid arthritis patients and a Phase II study in membranous nephritis patients, a kidney disease, is on-going. In both of these indications, enrollment has commenced in an additional 12 month open-label extension study to test long-term safety. In addition, we have three separate Phase Ib pilot on-going trials to study 5G1.1 in patients with psoriasis, dermatomyositis, a muscle disorder, and bullous pemphigoid, a severe inflammatory skin disorder. In October 2000, the FDA granted us orphan drug status for the development of 5G1.1 for the treatment of dermatomyositis.

To date, we have not received any revenues from the sale of products. We have incurred operating losses since our inception. As of October 31, 2000, we had an accumulated deficit of $96.8 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and manufacturing and developing a sales and marketing force.

In September 2000, we acquired Prolifaron, Inc., a privately held biopharmaceutical company located in San Diego, California, through the issuance of common stock and fully vested options having an aggregate fair value of approximately $43.4 million. Prolifaron was developing therapeutic antibodies addressing multiple diseases, including cancer. The acquisition was in the form of a merger with our wholly owned subsidiary and Prolifaron. With the merger of Prolifaron with Alexion's subsidiary to form Alexion Antibody Technologies, Inc., we have developed the important additional capabilities to discover and develop additional antibody product candidates for the treatment of autoimmune diseases and cancer. We accounted for the acquisition of Prolifaron using the purchase method of accounting.

In October 2000, the Company contributed technology to form a new company, Arradial, Inc., which is aimed at commercializing the Company's novel, desktop silicon-based microarray assay technology. The technology is expected to have applications in genomics and drug discovery. The Company is a minority shareholder of the new company.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded by our own resources. For those products for which greater resources will be required, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization.

                          ALEXION PHARMACEUTICALS, INC.


RESULTS OF OPERATIONS

      THREE MONTHS ENDED OCTOBER 31, 2000
      COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1999

We earned contract research revenues of $3.3 million for the three months ended October 31, 2000 and $6.3 million for the same period ended October 31, 1999. The lower contract revenues were due primarily to lower clinical manufacturing related expense reimbursements from our collaborative agreement with P&G as the manufacturing of the clinical supplies for the Phase IIb studies utilizing 5G1.1-SC were completed.

We incurred research and development expenses of $10.9 million for the three months ended October 31, 2000 and $11.1 million for the three months ended October 31, 1999. The decrease resulted primarily from lower clinical manufacturing and clinical trial costs associated with one of our lead C5 inhibitor, 5G1.1-SC, due to enrollment completion in the cardiopulmonary bypass Phase IIb trial. These lower costs were offset by increased clinical trial costs associated with our other lead C5 inhibitor, 5G1.1, which is in clinical studies in rheumatoid arthritis, membranous nephritis, psoriasis, dermatomyositis, and pemphgoid patients. In addition, we incurred higher costs in the three months ended October 31, 2000 due to non-cash stock-based compensation expenses and the consolidated ongoing research costs of Alexion Antibody Technologies that were included for the first time as a result of our acquisition of Prolifaron in September 2000.

Our general and administrative expenses were $1.4 million for the three months ended October 31, 2000 and $615,000 for the three months ended October 31, 1999. This increase resulted principally from additional legal fees related to intellectual property and patents and other professional fees as well as increased rents and higher payroll costs. Higher rents resulted from our lease for our new headquarters and research and development facility in Cheshire, Connecticut.

During the three months ended October 31, 2000, we recognized a $21.0 million in-process research and development charge resulting from the September 2000 Prolifaron Acquistion. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess cost over the fair value of the net assets acquired, which amounted to approximately $22.4 million, is reflected as purchased intangible assets and is being amortized over approximately 7 years. Accordingly, the purchased intangible assets resulted in $349,000 of amortization expense during the three months ended October 31, 2000.

Other income, net, was $810,000 for the three months ended October 31, 2000 and $290,000 for the three months ended October 31, 1999. The increase in interest income of $2.4 million resulted from higher cash balances resulting from the net proceeds from the sale of the $120 million of 5.75% Subordinated Convertible Notes in March 2000 and the follow-on public offering in November 1999. This increase in interest income was offset by the increase in interest expense of $1.9 million resulting from the Convertible Notes.

As a result of the above factors, we incurred a net loss of $29.6 million or $1.93 basic and diluted net loss per common share for the three months ended October 31, 2000 and a net loss of $5.2 million or $0.46 basic and diluted net loss per common share for the three months ended October 31, 1999. Net loss, excluding the one-time non-cash in-process research and development charge of $21 million and the amortization expense of $349,000 for purchased intangibles related to the Prolifaron Acquisition, was $8.2 million or $0.54 basic and diluted proforma net loss per common share for the three months ended October 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2000, we had working capital of $165.1 million, including $166.6 million of cash, cash equivalents and marketable securities. This compares with working capital at October 31, 1999 of $24.1 million, including $21.3 million of cash, cash equivalents and marketable securities. This increase in working capital was primarily due to the increase in available cash from our sale of 5.75% Convertible Subordinated Notes in March 2000 and the follow-on public offering of shares of the Company's common stock in November 1999.

                          ALEXION PHARMACEUTICALS, INC.


Cash used in operations for the three months ended October 31, 2000 was $7.7 million compared with $6.9 for the same period in 1999. A net loss of $29.6 million for the fiscal quarter ended October 31, 2000 was principally offset by non-cash charges of $21.0 million for in-process research and development and the $349,000 amortization of purchased intangible assets related to the our acquisition of Prolifaron. During the three months ended October 31, 2000, we had invested $36.2 million in marketable securities and $2.1 million in property, plant and equipment additions, principally leasehold improvements related to the our new facility in Cheshire discussed below. We also received net proceeds of $1.5 million from the issuance of common stock related to stock option and warrant exercises during the fiscal quarter ended October 31, 2000.

In October 2000, we filed a shelf registration statement to offer up to $300 million of equity securities. On November 1, 2000, we sold 2.3 million shares of common stock to US Bancorp Piper Jaffray, Inc. resulting in net proceeds of approximately $208.5 million, net of estimated fees and other expenses of approximately $225,000 related to the transaction.

In March 2000, we completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share. We incurred issuance costs related to this offering of approximately $4.0 million which are being amortized into interest expense over the seven-year term of the notes. We incurred interest expense of approximately $1.8 million for the three months ended October 31, 2000 related to these notes.

In November 1999, we sold 3.415 million shares of common stock at a price of $14.00 per share in a follow-on public offering, resulting in net proceeds of approximately $44.4 million to the Company.

We anticipate that our existing available capital resources from the proceeds of our sale of $208.5 million of common stock in November 2000 and the proceeds from $120 million of 5.75% Convertible Subordinated Notes, together with the anticipated funding from the collaboration agreement with Procter and Gamble, as well as the addition of our interest earned on available cash and marketable securities will provide us adequate funding for the clinical testing of our C5 inhibitor products and support our broad research and development of antibody candidates. Our lead C5 inhibitor products and their respective indications are:
5G1.1-SC in cardiopulmonary bypass and acute coronary syndromes, and 5G1.1 for the treatment of chronic immune diseases, rheumatoid arthritis, membranous nephritis, dermatomyositis, and pemphigoid.

With our cash, cash equivalents, and marketable securities totaling $375 million on November 1, 2000 (including the recent sale of 2.3 million shares of common stock) and our anticipated funding from our Procter & Gamble collaboration along with our anticipated interest income, we should have sufficient resources to fund our operating expenses and capital requirements as currently planned for at least the next thirty-six months. While we currently have no material commitments for capital expenditures, other than the leasehold improvements at the Cheshire facility discussed below, our future capital requirements will depend on many factors, including the progress of our research and development programs, progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, our ability to establish development and commercialization relationships, and the costs of manufacturing scale-up.

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, and marketing and sales in order to commercialize our products currently under development. In addition to funds we may receive from our collaboration with Procter & Gamble, we may need to raise or generate substantial additional funding in order to complete the development and commercialization of our product candidates. Our additional financing may include public or private debt or equity offerings, equity line facilities, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake itself, any of which could have a material adverse effect.

In August 2000, we commenced a lease for our new headquarters and research and development facility in Cheshire, Connecticut. The lease has a term of ten years and six months. At this site we lease and occupy a total of

                          ALEXION PHARMACEUTICALS, INC.

82,000 square feet of space, which includes approximately 64,000 square feet of research laboratories. We expect to incur initial leasehold improvements and relocation costs aggregating approximately $4.5 million. In addition, we will be required to pay a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which is used for producing compounds for some of our current clinical trials, will remain in New Haven, Connecticut encompassing approximately 24,000 square feet of labs and offices at 25 Science Park. We are currently negotiating a longer-term arrangement of our facilities in New Haven. We believe the new space and our pilot manufacturing facility will be adequate for our current activities. Alexion Antibody Technologies, Inc. leases approximately 5,800 square feet of labs and office space.

                          ALEXION PHARMACEUTICALS, INC.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's marketable securities are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The marketable securities as of October 31, 2000, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 2000 was approximately 6.5%. The fair value of marketable securities held at October 31, 2000 was $118.9 million.

                          ALEXION PHARMACEUTICALS, INC.


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports
            (a) Exhibits

            2.1   Agreement and Plan of Merger, dated as of September 22, 2000, between the Registrant, Prolifaron, certain shareholders of
                  Prolifaron and PI Acquisition Company, Inc. *(1)
            2.2   Amendment No.1 to the Agreement and Plan of Merger, dated as of
                  September 22, 2000, between the Registrant, Prolifaron,
                  certain shareholders of Prolifaron and PI Acquisition
                  Company, Inc. *(1)
            4.1   Amendment No.1 to Rights Agreement, dated as of September 18, 2000, between the Registrant and Continental Stock Transfer and
                  Trust Company. *(1)
            10.1  Employment Agreement between the Registrant and Katherine Bowdish, dated September 21, 2000. *(1)
            10.2  Purchase Agreement, dated October 26, 2000, among Alexion
                  Pharmaceuticals, Inc. and U.S. Bancorp Piper Jaffray Inc. *(2)
            27    Financial Data Schedule

      --------------------------
                  *    Previously filed.
                  (1) Incorporated by reference to the Company's current report on Form 8-K, dated October 3, 2000.
                  (2) Incorporated by reference to the Company's current report on Form 8-K, dated October 27, 2000.

            (b) Form 8-K

            Report on Form 8-K/A, filed November 20, 2000, amending the
Form 8-K filed on October 3, 2000 relating to the Company's acquisition of Prolifaron, Inc. and to provide the required pro forma financial information relating to the business combination.

            Report on Form 8-K, filed October 27, 2000, relating to an agreement to sell 2,300,000 shares of the Company's Common Stock to U.S. Bancorp Piper Jaffray Inc. from the Company's shelf registration statement (Registration No. 333-47594), filed October 6, 2000.

            Report on Form 8-K, filed October 3, 2000, relating to the announcement that the Company had entered into an agreement to acquire Prolifaron, Inc. The Company also announced that on September 18, 2000, the Board of Directors of the Company had amended the purchase price under the Company's Shareholder Rights Plan.

            Report on Form 8-K, filed September 25, 2000, relating to the announcement of the promotion of Stephen P. Squinto, Ph.D., to Executive Vice President and Head of Research, Dr. Christopher Mojcik, M.D., Ph.D., to Vice President, Clinical Development, and Scott A. Rollins, Ph.D., to Vice President, Drug Development and Project Management, and the appointment of Samuel S. Chu, Ph.D. as Vice President, Manufacuring and Process Sciences.
In addition, the Company also announced that Louis A. Matis, M.D., had resigned from the Company to pursue other interests, but he had joined the Company's Scientific Advisory Board.

                          ALEXION PHARMACEUTICALS, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALEXION PHARMACEUTICALS, INC.



Date:  December 13, 2000            By:  /s/ Leonard Bell, M.D.
                                         -------------------------------
                                         Leonard Bell, M.D.
                                         President and Chief Executive
                                            Officer, Secretary and Treasurer
                                            (principal executive officer)


Date: December 13, 2000             By:  /s/ David W. Keiser
                                         -------------------------------------
                                         David W. Keiser
                                         Executive Vice President and Chief
                                            Operating Officer (principal
                                            financial officer)


Date: December 13, 2000             By:  /s/ Barry P. Luke
                                         -------------------------------
                                         Barry P. Luke
                                         Vice President of Finance and
                                            Administration
                                            (principal accounting officer)