Form 10-Q
period 2001-04-30
ALEXION PHARMACEUTICALS INC
filed 2001-06-13
CIK 899866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934:
     For the quarterly period ended April 30, 2001

                                      OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
     For the transition period from____________to_______________

     Commission file number: 0-27756


                         Alexion Pharmaceuticals, Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   13-3648318
            --------                                   ----------
            (State or other                         (I.R.S. Employer
            jurisdiction of                         Identification No.)
            incorporation or
            organization)

                352 Knotter Drive, Cheshire, Connecticut  06410
                -----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 203-272-2596
                                 ------------
             (Registrant's telephone number, including area code)



                                      N/A
          ----------------------------------------------------------
          (Former address of principal executive offices) (Zip Code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X       No ______
              ------



      Common Stock, $0.0001 par value             18,097,601 shares
      -------------------------------       ---------------------------------
                  Class                      Outstanding at June 11, 2001

                         ALEXION PHARMACEUTICALS, INC.

                                     INDEX

                                                                                               Page
                                                                                               ----

PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of April 30, 2001 and
              July 31, 2000                                                                     3

              Consolidated Statements of Operations for the three months and nine months
              ended April 30, 2001 and 2000                                                     4

              Consolidated Statements of Cash Flows for the nine months
              ended April 30, 2001 and 2000                                                     5

              Notes to Consolidated Financial Statements                                        6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                  13

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       18

PART II.      OTHER INFORMATION                                                                19

     Item 6.  Exhibits and Reports on Form 8-K.

     SIGNATURES                                                                                20

                         ALEXION PHARMACEUTICALS, INC.

                          Consolidated Balance Sheets
                            (amounts in thousands)

                                                                          April 30, 2001          July 31, 2000
                                                                        ===================    ==================
ASSETS                                                                      (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                                    $ 231,575             $  91,858
     Marketable securities                                                          132,154                82,671
     Reimbursable contract costs: billed                                                721                 3,660
                             unbilled                                                 3,179                 1,435
     Prepaid expenses                                                                   510                   456
                                                                        -------------------    ------------------
               Total current assets                                                 368,139               180,080

Property, plant, and equipment, net                                                  13,487                 8,213
Purchased intangible assets, net                                                     21,116                     -
Deferred financing costs, net                                                         3,408                 3,752
Other assets                                                                            279                   657
                                                                        -------------------    ------------------

      TOTAL  ASSETS                                                               $ 406,429             $ 192,702
                                                                        ===================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of notes payable                                             $      92             $     369
     Accounts payable                                                                 1,630                 2,100
     Accrued expenses                                                                 2,926                 1,229
     Accrued interest                                                                   863                 2,730
     Deferred revenue                                                                 1,446                   750
                                                                        -------------------    ------------------
               Total current liabilities                                              6,957                 7,178
                                                                        -------------------    ------------------

Deferred revenue, less current portion included above                                 8,088                     -
                                                                        -------------------    ------------------
Notes payable, less current portion included above                                    3,920                 3,920
                                                                        -------------------    ------------------
Convertible subordinated notes                                                      120,000               120,000
                                                                        -------------------    ------------------

Stockholders' Equity:
     Common stock $.0001 par value;  150,000 shares
          authorized; 18,105 and 15,146 shares issued
          at April 30, 2001 and July 31, 2000, respectively                               2                     2
     Additional paid-in capital                                                     383,824               128,836
     Accumulated deficit                                                           (116,721)              (67,214)
     Other comprehensive gain (loss)                                                    359                   (20)
     Treasury stock, at cost;  12 shares                                                  -                     -
                                                                        -------------------    ------------------
               Total stockholders' equity                                           267,464                61,604
                                                                        -------------------    ------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 406,429             $ 192,702
                                                                        ===================    ==================

      The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     Consolidated Statements of Operations
                                  (UNAUDITED)
               (amounts in thousands, except per share amounts)

                                                               Three months ended April 30,        Nine months ended April 30,
                                                           ---------------------------------    --------------------------------
                                                                2001              2000               2001             2000
                                                           ---------------   ---------------    --------------   ---------------
CONTRACT RESEARCH REVENUES                                      $    1,960        $    4,483       $     8,533        $   17,450
                                                           ---------------   ---------------    --------------   ---------------
OPERATING EXPENSES:
     Research and development                                        8,362            10,438            28,684            31,418
     General and administrative                                      1,916             1,196             5,265             2,961
     In-process research and development                                 -                 -            21,000                 -
     Amortization of purchased intangible assets                       847                 -             2,074                 -
                                                           ---------------   ---------------    --------------   ---------------
     Total operating expenses                                       11,125            11,634            57,023            34,379
                                                           ---------------   ---------------    --------------   ---------------
OPERATING LOSS                                                      (9,165)           (7,151)          (48,490)          (16,929)

Interest income                                                      4,646             1,937            13,990             3,045
Interest expense                                                    (1,943)           (1,105)           (5,889)           (1,251)
                                                           ---------------   ---------------    --------------   ---------------
LOSS BEFORE CUMULATIVE EFFECT OF ADOPTION OF STAFF
     ACCOUNTING BULLETIN NO. 101 (SAB 101)(see Note 2)          $   (6,462)       $   (6,319)      $   (40,389)       $  (15,135)
Cumulative effect of adoption of SAB 101                                 -                 -            (9,118)                -
                                                           ---------------   ---------------    --------------   ---------------
NET LOSS                                                        $   (6,462)       $   (6,319)      $   (49,507)       $  (15,135)
                                                           ===============   ===============    ==============   ===============


BASIC AND DILUTED PER SHARE DATA (see Note 5):

Loss before cumulative effect of adoption of SAB 101            $    (0.36)       $    (0.42)      $     (2.36)       $    (1.11)
Cumulative effect of adoption of SAB 101                                 -                 -             (0.53)                -
                                                           ---------------   ---------------    --------------   ---------------
NET LOSS                                                        $    (0.36)       $    (0.42)      $     (2.89)       $    (1.11)
                                                           ===============   ===============    ==============   ===============


PRO FORMA AMOUNTS ASSUMING ADOPTION OF SAB 101
     APPLIED RETROACTIVELY (see Note 2):

Pro forma net loss                                              $   (6,462)       $   (6,172)      $   (40,389)       $  (14,694)
                                                           ===============   ===============    ==============   ===============
Pro forma basic and diluted net loss per common share           $    (0.36)       $    (0.41)      $     (2.36)       $    (1.08)
                                                           ===============   ===============    ==============   ===============

SHARES USED IN COMPUTING BASIC AND
  DILUTED NET LOSS PER COMMON SHARE
  AND PROFORMA NET LOSS PER COMMON SHARE                            18,077            15,020            17,123            13,657
                                                           ===============   ===============    ==============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     Consolidated Statements of Cash Flows
                                 ( UNAUDITED )
                           ( amounts in thousands )

                                                                             Nine months ended April 30
                                                                         ---------------------------------
                                                                               2001              2000
                                                                         ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $  (49,507)       $  (15,135)
     Adjustments to reconcile net loss to net cash
              used in operating activities:
        In-process research and development                                      21,000                 -
        Cumulative effect of adopting SAB 101                                     9,118                 -
        Depreciation and amortization                                             1,837             1,093
        Amortization of purchased intangible assets                               2,074                 -
        Compensation expense related to grant of stock options                      245               148
        Change in assets and liabilities:
           Reimbursable contract costs                                            1,238             1,214
           Prepaid expenses                                                         253              (101)
           Accounts payable                                                        (881)           (1,872)
           Accrued expenses                                                       1,466              (133)
           Accrued interest                                                      (1,867)                -
           Deferred revenue                                                        (334)              300
                                                                         ---------------   ---------------
              Net cash used in operating activities                             (15,358)          (14,486)
                                                                         ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in marketable securities                                      (247,083)          (66,307)
     Proceeds from sales and maturities of marketable securities                197,979            63,631
     Purchases of property, plant and equipment                                  (6,179)           (2,174)
     Patent costs                                                                   (40)                -
     Cash paid for transaction costs, net of cash received
         in acquisition of Prolifaron                                              (430)                -
                                                                         ---------------   ---------------
              Net cash used in investment activities                            (55,753)           (4,850)
                                                                         ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                 210,798            47,626
     Issuance of convertible subordinated notes, net of expenses                      -           116,121
     Repayments of notes payable                                                   (277)             (277)
     Security deposits and other assets                                             307               392
                                                                         ---------------   ---------------
              Net cash provided by financing activities                         210,828           163,862
                                                                         ---------------   ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       139,717           144,526

CASH AND CASH EQUIVALENTS, beginning of period                                   91,858            24,238
                                                                         ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                     $  231,575        $  168,764
                                                                         ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest expense                                          $    7,223        $      305
                                                                         ===============   ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Acquisition of Prolifaron through the issuance of
           common stock and stock options                                    $   43,945                 -
                                                                         ===============   ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Operations and Basis of Presentation -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular and autoimmune disorders, inflammation and cancer. The Company's two lead antibody product candidates are currently in eight clinical development programs. For one of its lead antibody product candidates, pexelizumab, a large Phase IIb clinical study in cardiopulmonary bypass ("CPB") patients was completed and two additional large Phase II studies in myocardial infarction (heart attack) patients are in progress. For the Company's other lead antibody product candidate, 5G1.1, a large Phase II clinical study in rheumatoid arthritis patients was completed and clinical programs are on-going in four additional diseases, including a Phase II study in membranous nephritis patients, as well as open label extension trials in rheumatoid arthritis and membranous nephritis patients. A Phase I Pilot safety trial of 5G1.1 in psoriasis patients was completed.

In September 2000, the Company acquired Prolifaron, Inc. ("Prolifaron"), a privately held biopharmaceutical company with extensive combinatorial human antibody library technologies and expertise (the Prolifaron Acquisition) (See
Note 3). Prolifaron was merged into a subsidiary of Alexion to form Alexion Antibody Technologies which provides capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer.

The Company is also developing Apogen immunotherapeutic products to target T-cell related disorders and is developing therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

In October 2000, the Company filed a shelf registration statement to offer up to $300 million of equity securities. In November 2000, the Company sold 2.3 million shares of common stock to U.S. Bancorp Piper Jaffray, Inc. resulting in proceeds of approximately $208.5 million, net of fees and other expenses of approximately $201,000 related to the transaction (See 10).

In October 2000, the Company agreed to contribute certain technology to a newly formed company, Arradial, Inc. ("Arradial"), in exchange for a 15% equity interest in Arradial and a $200,000 license fee (See Note 7). The cost of the contributed technology had been previously expensed by the Company as research and development expenditures and therefore, there is no value assigned to the investment in Alexion's consolidated financial statements. Arradial is an informatics and instrumentation company that applies diverse proprietary technologies to provide to drug discovery scientists high throughput bench top tools that accelerate the discovery and validation of therapeutic compounds. The Company accounts for its investment in Arradial under the cost method of accounting.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Alexion Antibody Technologies ("AAT") and Columbus Farming Corporation ("Columbus"). Results of operations of AAT are included in the Company's consolidated statements of operations since September 23, 2000, the effective date of the Prolifaron acquisition (See Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical") (See Note 10).

The Company has incurred consolidated losses since inception and has made no product sales to date. The Company may need additional financing to seek regulatory approvals for its product candidates, fund operating losses, and if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and, if applicable, the commercialization of its products. The Company will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

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


2.   Cumulative Effect of Accounting Change -

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable upfront fees. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. The Company has adopted SAB 101 in the quarter ended April 30, 2001, and has therefore changed its revenue recognition policy for up-front non-refundable payments from immediate recognition to deferral of the revenue with the up-front fee amortized into revenue over the life of the agreement.

In 1999 the Company recognized $10,000,000 of revenue from a non-refundable up-front licensing fee received from Procter and Gamble (see Note 7). With the adoption of SAB 101, the Company is now required to recognize this $10,000,000 license fee as revenue over the average of the remaining patent lives of the underlying technologies (17 years) as the agreement with Procter & Gamble provides for ongoing collaborative services and the funding of specified clinical development and manufacturing costs of our pexelizumab product candidate. The license is being recognized over the lives of the patents, as the agreement does not have a specified contractual term. As part of the change to this accounting method, the Company has recognized a non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. The Company recognized $147,000 and $441,000 of revenue in the three and nine months ended April 30, 2001, respectively, that was previously recognized and is included in the cumulative effect adjustment. There are no income tax effects related to this accounting change.

The Company has provided pro forma net loss and net loss per share information as if the Company had adopted SAB 101 for all periods presented.


3.   Prolifaron Acquisition -

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

The Prolifaron acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company allocated $21.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. At the merger date, Prolifaron was conducting pre-clinical development and testing activities with a goal to develop technologies for antibody discovery and engineering and identify new fully human therapeutic antibodies addressing multiple disease areas. The drug candidates under development represent innovative technologies addressing autoimmune and inflammatory disorders, and cancer.

As of the acquisition date, Prolifaron had incurred approximately $5.7 million of expenses on development projects since its inception in 1998, and expected to spend approximately $8.5 million over the next seven years to complete animal testing of the developmental drug candidates. Management anticipates the in-process projects would, if successful, be marketed in the U.S. in five to nine years.

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as technological and regulatory risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by Prolifaron and its competitors.

The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations. Due to the risks associated with the projected cash flow forecast, a discount rate of 40 percent was considered appropriate for the in-process R&D. The selected rate reflects the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, and the uncertainty of technological advances that are unknown at this time.

If these projects are not successfully developed, the sales and profitability of the combined companies may by adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired.

The excess cost over the fair value of the net assets acquired, which amounted to approximately $23.2 million, is reflected as purchased intangible assets and is being amortized over approximately 7 years. The following table summarizes the allocation of the purchase price to the net assets acquired (dollars in thousands):


     Cash and cash equivalents acquired           $   771
     Reimbursable contract costs                       43
     Prepaid expenses and other current assets        307
     Property, plant and equipment                    493
     Other                                              7
     Purchased intangible assets                   23,167
     In-process research and development           21,000
     Accounts payable and accrued expenses           (540)
     Accrued transaction costs                     (1,303)
                                                  -------
          Total fair value of equities issued     $43,945
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

                                                     Three months
                                                     ------------
                                                    ended April 30          Nine months ended April 30
                                                    --------------          --------------------------
                                                         2000                  2001           2000
                                                         ----                  ----           ----
     Contract research revenues                       $ 5,062                $  9,654        $ 19,394
     Net loss before cumulative effect of adoption
        of SAB 101                                    $(7,006)               $(20,188)       $(17,210)
     Net loss                                         $(7,006)               $(29,306)       $(17,210)
     Basic and diluted net loss per common share      $ (0.46)               $  (1.70)       $  (1.22)
     Shares used in computing basic and
           diluted net loss per common share           15,376                  17,192          14,053

Had SAB 101 been retroactively applied to the proforma information for the three and nine months ended April 30, 2000, contract revenues would increase and net loss would decrease by $147,000 and $441,000, respectively. Basic and diluted net loss per share would be reduced to $(0.45) and $(1.19) per share for these periods, respectively.

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

The Company invests in marketable securities of highly rated financial institutions and investment-grade debt instruments and limits the amount of credit exposure with any one entity. The Company has classified its marketable securities as "available for sale" and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other comprehensive loss as a component of stockholders' equity (see Note 12).


5.   Net Loss Per Share -

The Company computes and presents net loss per common share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options, warrants, and convertible subordinated debt. These outstanding stock options, warrants, and convertible subordinated debt entitled holders to acquire 3,785,209 shares of common stock at April 30, 2001. There is no difference in basic and diluted net loss per common share for the three and nine months ended April 30, 2001 and 2000 as the effect of common share equivalents is anti-dilutive.

The pro forma net loss per share for the three and nine months ended April 30, 2001 and 2000, assume the retroactive adoption of SAB 101 (see Note 2 above).



6.   Quarterly Financial Information -

The following quarterly information for the fiscal quarters ended October 31, 2000 and January 31, 2001, reflects the quarters as previously reported and as restated for the retroactive adoption of SAB 101 to August 1, 2000, as noted in the column headings. The impact of the change resulted in an increase in total revenues and corresponding decrease in loss before cumulative effect of a change in accounting principle of $147,000 for each of the quarters ended October 31, 2000 and January 31, 2001 as compared to amounts previously reported in Form 10-Q's filed with the SEC.


                                                               First Quarter                  Second Quarter
                                                                   Ended                           Ended
                                                              October 31, 2000               January 31, 2001
                                                        As previously                    As previously
                                                          Reported       Restated          Reported      Restated
                                                          --------       --------          --------      --------
Contract Revenue                                          $  3,252       $  3,399          $  3,027      $  3,174
Operating Expense                                           33,650         33,650            12,248        12,248
                                                          --------       --------          --------      --------
Operating loss                                             (30,398)       (30,251)           (9,221)       (9,074)
Total other income, net                                        810            810             4,588         4,588
                                                          --------       --------          --------      --------
Net Loss before cumulative effect of
     adopting SAB 101                                     $(29,588)      $(29,441)         $ (4,633)     $ (4,486)
Cumulative effect of adopting SAB 101                            -         (9,118)                -             -
                                                          --------       --------          --------      --------
Net loss                                                  $(29,588)      $(38,559)         $ (4,633)     $ (4,486)
                                                          ========       ========          ========      ========

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Basic and Diluted net loss per common share                 $ (1.93)        $ (2.52)       $ (0.26)       $ (0.25)
                                                            =======         =======        =======        =======
Shares used in computing Basic and Diluted
      net loss per common share                              15,323          15,323         17,999         17,999
                                                            =======         =======        =======        =======

7.    Revenues -

Contract research revenues recorded by the Company consist of research and development support payments, license fees, and milestone payments under collaborations with third parties and amounts received under various government grants.

As a result of the Company's adoption of SAB 101, up-front, non-refundable license fees received in connection with a collaboration are deferred and amortized into revenue over the life of the related collaboration arrangement and revenues derived from the achievement of milestones are recognized when the milestone is achieved, provided that the milestone is substantive and a culmination of the earnings process has occurred. Research and development support revenues are recognized as the related work is performed and expenses are incurred under the terms of the contracts for development activities.

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

Revenues recorded during the three and nine months ended April 30, 2001 and 2000 consist of license fees, research and development support, reimbursement of costs related to clinical development and manufacturing of clinical supplies under the collaboration agreement with Procter & Gamble Pharmaceuticals Inc. ("P&G"). Revenues also include funding from the Commerce Department's National Institute of Standards and Technology ("NIST") through grants from the Advanced Technology Program, and the National Institutes of Health/Small Business Innovation Research ("NIH-SBIR") program.

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

In January 1999, the Company entered into an exclusive collaboration with P&G to develop and commercialize pexelizumab. Under this collaboration, the Company is pursuing the development of pexelizumab for the treatment of inflammation caused by CPB surgery, myocardial infarction (heart attack) and angioplasty. The Company has granted P&G an exclusive license to the Company's intellectual property related to pexelizumab, with the right to sublicense. P&G has agreed to fund all clinical development and manufacturing costs relating to pexelizumab for these indications. In addition, under this agreement, P&G has agreed to pay the Company up to $95 million in payments, which include a $10 million non-refundable up-front license fee (See Note 2), as well as milestone and non-clinical research and development support payments. In addition, the Company would receive royalties on worldwide sales of pexelizumab for all indications. The Company has a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute pexelizumab in the United States, and has granted P&G the exclusive rights to sell, market and distribute pexelizumab outside of the United States.

In September 2000, the Company was awarded a two year grant of $250,000 from the Small Business Innovative Research/Center for Disease Control to fund a research project for humanization of anti-viral antibodies. In addition, in July 2000, the Company was awarded a one year grant of $100,000 from the NIH-SBIR to fund a research project for Type I diabetes. As of April 30, 2001, the Company received $18,125 and $54,000 from the SBIR/CDC and NIH-SBIR grant, respectively.

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In October 2000, the Company entered into a license agreement with Arradial (See
Note 1), in exchange for a 15% equity interest in Arradial and a $200,000 license fee. The license fee will be recognized as license revenue over the estimated life of the agreement. Revenues of $46,000 have been recognized under this agreement as of April 30, 2001.

A summary of revenues generated from contract research collaboration and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

                                                Three months ended April 30          Nine months ended April 30
                                                ---------------------------          --------------------------
        Collaboration/Grant Awards                    2001          2000                   2001        2000
        --------------------------                    ----          ----                   ----        ----
        P&G...............................         $1,383        $4,142                  $ 7,195     $16,211
        NIST and NIH......................            361           341                    1,036       1,239
        Other.............................            216             -                      302           -
                                                   ------        ------                  -------     -------
                                                   $1,960        $4,483                  $ 8,533     $17,450
        Proforma revenue as if SAB101
         was retroactively adopted                      -           147                        -         441
                                                   ------        ------                  -------     -------
          Total pro forma revenues                 $1,960        $4,630                  $ 8,533     $17,891
                                                   ======        ======                  =======     =======

8.   Research and Development Expenses -

Research and development expenses are expensed when incurred unless recoverable under contract. Research and development expenses include the following major types of costs: salaries and benefit costs, research license fees and various contractor costs, depreciation and amortization of lab facilities, leasehold improvements and purchased intangibles, building and utilities costs related to research space, and lab supplies.


9.   Convertible Subordinated Notes -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per common share. The Company incurred interest expense of approximately $1.7 million and $5.2 million for the three and nine months ended April 30, 2001, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $156,000 and $448,000 for the three and nine months ended April 30, 2001, respectively.


10.  Notes Payable -

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


11.  Stockholders' Equity -

In November 2000, the Company sold 2.3 million shares of common stock at a price of $90.75 per share to U.S. Bancorp Piper Jaffray Inc. resulting in net proceeds of approximately $208.5 million to the Company.

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


In September 2000, in connection with the Prolifaron acquisition, the Company issued 355,594 shares of common stock and fully vested options to purchase 44,364 shares of the Company's common stock at a weighted average exercise price of $44.35 (See Note 3).


12.  Comprehensive Income (Loss) -

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

A summary of total comprehensive loss is as follows (dollars in thousands):


                                             Nine months ended April 30,
                                             ---------------------------
                                                 2001       2000
                                                 ----       ----
          Net loss                             $(49,507)  $(15,135)
          Other comprehensive income (loss)         379        (19)
                                               --------   --------
          Total comprehensive loss             $(49,128)  $(15,154)
                                               ========   ========


13.  Rights to Purchase Preferred Stock -

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


Overview
--------

We are engaged in the development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, product and clinical development. Since mid-1996, we have focused our resources increasingly on clinical manufacturing and clinical development. We are currently examining our two "humanized" antibody product candidates in eight different clinical development programs. A humanized antibody is an antibody genetically altered to minimize or avoid an immune response in humans.

We recently completed a large Phase IIb study of one of our lead antibody product candidates, pexelizumab, which is in development in collaboration with Procter & Gamble for the treatment of inflammation caused by cardiopulmonary bypass surgery or CPB. Pending a full evaluation of the data, contingent on the results of anticipated discussions with the FDA or Food and Drug Administration, we expect to initiate a Phase III efficacy trial with pexelizumab in CPB in patients undergoing coronary artery bypass graft surgery or CABG at the earliest possible opportunity.

Two additional Phase II studies with pexelizumab are on-going in myocardial infarction or heart attack patients; one study in patients receiving thrombolytic therapy, and the other in patients receiving angioplasty. In September 2000, the FDA granted Fast Track status for the development of pexelizumab in CPB.

Our other lead antibody product candidate, 5G1.1, is in clinical development for the treatment of a variety of chronic autoimmune diseases. We initiated a Phase II study in lupus nephritis, a kidney disease, and a separate Phase II study in membranous nephritis, a kidney disease is on-going. We completed a large Phase II clinical study in rheumatoid arthritis patients. We continue to analyze the data from this rheumatoid arthritis trial. We expect to initiate an efficacy trial with 5G1.1 in rheumatoid arthritis at the earliest possible opportunity. The design, patient population and phase of the next rheumatoid arthritis efficacy trial will be determined following final analysis of the data from the completed Phase II clinical trial and discussions with the FDA. It is not certain at this time whether the next efficacy trial with 5G1.1 in rheumatoid arthritis patients will be a Phase III trial. In both rheumatoid arthritis and membranous nephritis, enrollment has commenced in additional 12 month open-label extension studies to test long-term safety. In addition, we have two separate early stage clinical programs to study 5G1.1 in patients with dermatomyositis, a muscle disorder, and bullous pemphigoid, a severe inflammatory skin disorder. In October 2000, the FDA granted us orphan drug status for the development of 5G1.1 for the treatment of dermatomyositis. In addition, we recently completed a Phase I pilot safety trial of 5G1.1 in psoriasis patients. The study did not influence the clinical outcome on a common scale of effectiveness for psoriasis. Following complete analysis of the data and consideration of strategic product development imperatives, we may consider further clinical development of 5G1.1 in patient populations with psoriasis or psoriatic arthritis.

To date, we have not received any revenues from the sale of products. We have incurred operating losses since our inception. As of April 30, 2001, we had an accumulated deficit of $116.7 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force.

In September 2000, we acquired Prolifaron, Inc., a privately held biopharmaceutical company located in San Diego, California, through the issuance of common stock and fully vested options having an aggregate fair value of approximately $43.9 million. Prolifaron was developing therapeutic antibodies addressing multiple diseases, including cancer. The acquisition was in the form of a merger with a wholly owned subsidiary of Alexion to form Alexion Antibody Technologies, Inc. We accounted for the acquisition of Prolifaron using the purchase method of accounting. Through Alexion Antibody Technologies, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer.

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


Results of Operations
---------------------

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable up-front fees. Prior to the implementation of SAB 101, non-refundable up-front license fees received upon execution of license agreements were recognized as revenue immediately. We have adopted SAB 101 in the quarter ended April 30, 2001, and have therefore changed our revenue recognition policy related to up-front non-refundable license fees from immediate recognition to deferral of the revenue with the up-front fee amortized into revenue over the life of the agreement.

In 1999 we recognized $10,000,000 of revenue from a non-refundable up-front licensing fee received from Procter and Gamble. With the adoption of SAB 101, we are now required to recognize this $10,000,000 license fee as revenue over the average of the remaining patent lives of the underlying technologies (17 years) as the agreement with Procter & Gamble provides for ongoing collaborative services and the funding of specified clinical development and manufacturing costs of our pexelizumab product candidate. The license is being recognized over the lives of the patents, as the agreement does not have a specified contractual term. As part of the change to this accounting method, we have recognized a non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. We recognized $147,000 and $441,000 of revenue in the three and nine months ended April 30, 2001, respectively, that was previously recognized and is included in the cumulative effect adjustment. There are no income tax effects related to this accounting change.

The following discussions relating to revenue for the three and nine months ended April 30, 2001, include a discussion of pro forma results as if we had followed SAB 101 from our inception.


     Three Months Ended April 30, 2001
     ----------------------------------
     Compared with Three Months April 30, 2000
     -----------------------------------------

We earned contract research revenues of $2.0 million for the three months ended April 30, 2001 and $4.5 million for the same period ended April 30, 2000. Included in the April 30, 2001 contract research revenues is $147,000 of revenue resulting from the adoption of SAB 101 in fiscal 2001. Had we adopted SAB 101 for all periods presented, the contract research revenues for the three months ended April 30, 2000 would have been $4.6 million. The $2.5 million decrease in contract research revenues reflects lower reimbursement of clinical manufacturing costs from our collaborative agreement with P&G, due to the completion of enrollment of CPB patients in the Phase IIb pexelizumab studies announced in September 2000.

We incurred research and development expenses of $8.4 million for the three months ended April 30, 2001 and $10.4 million for the three months ended April 30, 2000. The $2.0 million decrease resulted primarily from lower clinical manufacturing and clinical trial costs associated with one of our lead C5 inhibitor, pexelizumab, due to the patient enrollment completion in the cardiopulmonary bypass Phase IIb trial announced in September 2000. These lower costs were partially offset by increased costs associated with the clinical trials of our other lead C5 inhibitor, 5G1.1, in rheumatoid arthritis, membranous nephritis, psoriasis, dermatomyositis, and pemphigoid patients.

Our general and administrative expenses were $1.9 million for the three months ended April 30, 2001 and $1.2 million for the three months ended April 30, 2000. This increase resulted principally from additional legal fees related to intellectual property and patents as well as increased rents and higher payroll costs. Higher rents resulted from the lease for our new headquarters and research and development facility in Cheshire, Connecticut.

Total operating expenses were further impacted by a $847,000 non-cash charge for the amortization of purchased intangible assets related to the September 2000 acquisition of Prolifaron.

Other income, net, was $2.7 million for the three months ended April 30, 2001 and $832,000 for the three months ended April 30, 2000. The increase in interest income of $2.7 million resulted from higher cash balances resulting

                         ALEXION PHARMACEUTICALS, INC.


from the net proceeds from the sale of the $120 million of 5.75% Subordinated Convertible Notes in March 2000 and the net proceeds from the sale of common stock of $208.5 million in November 2000. This increase in interest income was partially offset primarily by the increase in interest expense of $838,000 resulting from the Convertible Notes.

As a result of the above factors, we incurred a net loss of $6.5 million or $0.36 basic and diluted net loss per common share for the three months ended April 30, 2001 and a net loss of $6.3 million or $0.42 basic and diluted net loss per common share for the three months ended April 30, 2000. Excluding the impact of the non-cash charges related to the acquisition of Prolifaron, we incurred a pro forma net loss of $5.6 million or $0.31 basic and diluted pro forma net loss per common share for the three months ended April 30, 2001. See below for pro forma statement of operations as it relates to the acquisition of Prolifaron.


     Nine Months Ended April 30, 2001
     --------------------------------
     Compared with Nine Months April 30, 2000
     ----------------------------------------

We earned contract research revenues of $8.5 million for the nine months ended April 30, 2001 and $17.5 million for the same period ended April 30, 2000. Included in the April 30, 2001 contract research revenue is $441,000 of revenue resulting from the adoption of SAB 101 in fiscal 2001. Had we adapted SAB 101 for all periods presented, the contract research revenues for the nine months ended April 30, 2000 would have been $17.9 million. The $9.0 million decrease in contract revenues reflect the lower reimbursements of clinical manufacturing and clinical trial costs from our collaborative agreement with P&G due to the patient enrollment completion announced in September 2000 associated with the Phase IIb pexelizumab study and the completion of the manufacturing of the clinical supplies for the Phase IIb CPB study.

We incurred research and development expenses of $28.7 million for the nine months ended April 30, 2001 and $31.4 million for the nine months ended April 30, 2000. The $2.7 million decrease resulted primarily from lower clinical manufacturing and clinical trial costs associated with one of our lead C5 inhibitor, pexelizumab, due to the completion in the cardiopulmonary bypass Phase IIb trial. These lower costs were partially offset by increased costs associated with the clinical trials of our other lead C5 inhibitor, 5G1.1, in rheumatoid arthritis, membranous nephritis, psoriasis, dermatomyositis, and pemphigoid patients. In addition, we incurred higher research costs in the nine months ended April 30, 2001 due to the consolidation of ongoing research costs of Alexion Antibody Technologies as a result of our acquisition of Prolifaron in September 2000.

Our general and administrative expenses were $5.3 million for the nine months ended April 30, 2001 and $3.0 million for the nine months ended April 30, 2000. This increase resulted principally from additional legal fees related to intellectual property and patents and other professional fees as well as increased rents and higher payroll costs. Higher rents resulted from our lease for our new headquarters and research and development facility in Cheshire, Connecticut.

Total operating expenses were substantially higher in the nine months ended April 30, 2001 due principally to the one-time non-cash in-process research and development charge of $21.0 million and the non-cash amortization of purchased intangibles charge of $2.1 million related to the September 2000 acquisition of Prolifaron.

Other income, net, was $8.1 million for the nine months ended April 30, 2001 and $1.8 million for the nine months ended April 30, 2000. The increase in interest income of $10.9 million resulted from higher cash balances resulting from the net proceeds from the sale of Convertible Notes in March 2000 and the net proceeds from the sale of common stock in November 2000. This increase in interest income was partially offset by the increase in interest expense of $4.6 million resulting from the Convertible Notes.

As discussed above, the Company implemented SAB 101 on April 30, 2001, effective August 1, 2000. The adoption of SAB 101 resulted in the Company recording a $9.1 million non-cash charge in fiscal 2001 to reflect the cumulative change in accounting principle, the impact of which was to increase the Company's net losses for the nine months ended April 30, 2001.

As a result of the above factors, we incurred a net loss of $49.5 million or $2.36 basic and diluted net loss per common share for the nine months ended April 30, 2001 and a net loss of $15.1 million or $1.11 basic and diluted net loss per common share for the nine months ended April 30, 2000. Excluding the impact of the non-cash charges related to the acquisition of Prolifaron, we incurred a pro forma net loss of $26.4 million or $1.54 basic and diluted pro
forma net loss per common share for the nine months ended April 30, 2001.   See
below for pro forma statement of operations as it relates to the acquisition of Prolifaron.

                         ALEXION PHARMACEUTICALS, INC.


The pro forma statements of operations below exclude the non-cash charges associated with our acquisition of Prolifaron in September 2000. Excluded are the one-time non-cash in-process research and development charge ("IPRD") of $21 million for the three months ended October 31, 2000 and the non-cash amortization charge of $847,000 and $2.1 million for purchased intangibles for the three and nine months ended April 30, 2001, respectively. Pro forma statement of operations for the current fiscal periods as compared to the same period a year ago is shown below.

                                                       Three months ended Apr 30       Nine months ended Apr 30
                                                    ---------------------------------  -------------------------
                                                        2001              2000             2001         2000
                                                     -------           -------           --------     --------
                                                    pro forma         pro forma          pro forma    pro forma
Contract Research Revenues                           $ 1,960           $ 4,483           $  8,533      $ 17,450
                                                     -------           -------           --------      --------
Operating Expenses
 Research and development                              8,362            10,438             28,684        31,418
 General and administrative                            1,916             1,196              5,265         2,961
                                                     -------           -------           --------      --------
   Total operating expenses                           10,278            11,634             33,949        34,379
                                                     -------           -------           --------      --------
Operating loss, excluding purchased intangibles       (8,318)           (7,151)           (25,416)      (16,929)

Interest income                                        4,646             1,937             13,990         3,045
Interest expense                                      (1,943)           (1,105)            (5,889)       (1,251)
                                                     -------           -------           --------      --------

Loss before cumulative effect of adoption
  of  SAB 101, excluding IPRD and
  amortization of purchased intangibles               (5,615)           (6,319)           (17,315)      (15,135)

                                                                                           (9,118)
Cumulative effect of adopting of SAB 101              -------           -------           --------      --------

Net loss excluding IPRD and amortization of
  purchase intangibles                               $(5,615)          $(6,319)          $(26,433)     $(15,135)
                                                     =======           =======           ========      ========
Net loss per share, excluding IPRD and
 amortization of purchased intangibles                $(0.31)           $(0.42)          $  (1.54)     $  (1.11)
                                                     =======           =======           ========      ========

Liquidity and Capital Resources
-------------------------------

As of April 30, 2001, we had working capital of $361.2 million, including $363.7 million of cash, cash equivalents and marketable securities. This compares with working capital at July 31, 2000 of $172.9 million, including $174.5 million of cash, cash equivalents and marketable securities. This increase in working capital was primarily due to the receipt by us of the proceeds from the sale of common stock in November 2000 (discussed below) of $208.5 million, net of expenses.

Cash used in operations for the nine months ended April 30, 2001 was $15.4 million. In 2001, net cash used in operating activities was less than the net loss, mainly due to the non-cash charges related to the in-process research and development charge of $21.0 million and the cumulative effect of the change in accounting principle resulting from the adoption of SAB 101 of $9.1 million. During the nine months ended April 30, 2001, we had invested $49.1 million, net, in marketable securities and $6.2 million in property, plant and equipment additions, principally leasehold improvements related to our new facility in Cheshire discussed below.

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

                         ALEXION PHARMACEUTICALS, INC.


With our cash, cash equivalents, and marketable securities totaling $363.7 million on April 30, 2001 and the potential funding from our Procter & Gamble collaboration along with our potential interest income, we should have sufficient resources to fund our operating expenses and capital requirements as currently planned for at least the next thirty-six months. This should provide us adequate funding for the clinical testing of our C5 inhibitor product candidates and support our broad research and development of our additional product candidates. The indications we are currently investigating for our lead C5 product candidates are respectively: pexelizumab in cardiopulmonary bypass and acute coronary syndromes, and 5G1.1 for the treatment of rheumatoid arthritis, membranous nephritis, lupus nephritis, dermatomyositis, and pemphigoid.

We currently have no material commitments for capital expenditures, other than the leasehold improvements at the Cheshire facility discussed below. Our future capital requirements will depend on many factors, including the progress of our research and development programs, progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, our ability to establish development and commercialization relationships, and the costs, either to establish on our own or to obtain from third parties, of clinical manufacturing, manufacturing scale-up, and commercial manufacturing.

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, and marketing and sales in order to commercialize our products currently under development. Although we believe that our cash and cash equivalent will support our activities for at least the next 36 months we may need to raise additional funding in order to complete the development and commercialization of our product candidates. Our additional financing may include public or private debt or equity offerings, equity line facilities, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing when and if required could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake itself, any of which could have a material adverse effect.

We lease our headquarters and research and development facility in Cheshire, Connecticut. The lease has a term of ten years and six months. At this site, we lease a total of 82,000 square feet of space, which includes approximately 62,000 square feet related to research and laboratories. We have incurred initial leasehold improvements and relocation costs aggregating approximately $4.1 million. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut encompassing approximately 24,000 square feet of labs and offices at 25 Science Park. We are currently negotiating a longer-term arrangement for our facilities in New Haven. We believe the new space and our pilot manufacturing facility will be adequate for our current clinical activities. Alexion Antibody Technologies, Inc. leases approximately 7,500 square feet of labs and office space in San Diego, California.

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

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The marketable securities as of April 30, 2001, had maturities of less than two years. The weighted-average interest rate on marketable securities at April 30, 2001 was approximately 5.5%. The fair value of marketable securities held at April 30, 2001 was $132.2 million.

                         ALEXION PHARMACEUTICALS, INC.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports

          (a) Exhibits

          (b) Form 8-K - none

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALEXION PHARMACEUTICALS, INC.



Date: June 13, 2001           By:  /s/ Leonard Bell, M.D.
                                   ----------------------
                                   Leonard Bell, M.D.
                                   President and Chief Executive Officer,
                                   Secretary and Treasurer (principal
                                   executive officer)


Date: June 13, 2001           By:  /s/ David W. Keiser
                                   -------------------
                                   David W. Keiser
                                   Executive Vice President and Chief Operating
                                   Officer (principal financial officer)


Date: June 13, 2001           By:  /s/ Barry P. Luke
                                   -----------------
                                   Barry P. Luke
                                   Vice President of Finance and Administration
                                   (principal accounting officer)