Form 10-Q
period 2001-10-31
ALEXION PHARMACEUTICALS INC
filed 2001-12-07
CIK 899866

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-    Act of 1934: For the quarterly period ended October 31, 2001

                                      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from_______ to_______

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



                                      N/A
                ----------------------------------------------
           (Former address of principal executive offices) (Zip Code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X          No __________
              ----------



      Common Stock, $0.0001 par value               18,117,851 shares
      -------------------------------     -------------------------------------
                  Class                      Outstanding at December 6, 2001

                         ALEXION PHARMACEUTICALS, INC.

                                     INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets as of October 31, 2001 and
              July 31, 2001                                                 3

              Consolidated Statements of Operations for the three months
              ended October 31, 2001 and 2000                               4

              Consolidated Statements of Cash Flows for the three months
              ended October 31, 2001 and 2000                               5

              Notes to Consolidated Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15

PART II.      OTHER INFORMATION                                            16


     Item 6.  Exhibits and Reports on Form 8-K.


     SIGNATURES                                                            17

                         ALEXION PHARMACEUTICALS, INC.

                          Consolidated Balance Sheets
                            (amounts in thousands)

                                                                          October 31, 2001                 July 31, 2001
                                                                        ======================         ======================
ASSETS                                                                       (UNAUDITED)
Current Assets:
     Cash and cash equivalents                                                       $120,158                       $135,188
     Marketable securities                                                            229,335                        220,086
     Reimbursable contract costs: billed                                                3,210                          2,974
                                  unbilled                                              3,957                          4,006
     Prepaid expenses                                                                     362                            493
                                                                        ----------------------         ----------------------
               Total current assets                                                   357,022                        362,747


Property, plant, and equipment, net                                                    13,388                         13,731
Goodwill, net                                                                          20,230                         20,270
Deferred financing costs, net                                                           3,122                          3,265
Other assets                                                                              248                            246
                                                                        ----------------------         ----------------------

      TOTAL  ASSETS                                                                  $394,010                       $400,259
                                                                        ======================         ======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                   1,213                          1,722
     Accrued expenses                                                                   3,352                          2,271
     Accrued interest                                                                     921                          2,646
     Deferred revenue                                                                   1,427                          1,352
                                                                        ----------------------         ----------------------
               Total current liabilities                                                6,913                          7,991
                                                                        ----------------------         ----------------------


Deferred revenue, less current portion included above                                   7,793                          7,940
                                                                        ----------------------         ----------------------
Notes payable                                                                           3,920                          3,920
                                                                        ----------------------         ----------------------
Convertible subordinated notes                                                        120,000                        120,000
                                                                        ----------------------         ----------------------


Stockholders' Equity:
     Preferred Stock $.0001 par value; 5,000 shares authorized;
          no shares issued or outstanding                                                   -                              -
     Common stock $.0001 par value;  145,000 shares
          authorized; 18,123 and 18,119 shares issued
          at October 31, 2001 and July 31, 2001, respectively                               2                              2
     Additional paid-in capital                                                       384,195                        384,091
     Accumulated deficit                                                             (132,046)                      (124,257)
     Other comprehensive gain                                                           3,233                            572
     Treasury stock, at cost;  12 shares                                                    -                              -
                                                                        ----------------------         ----------------------
               Total stockholders' equity                                             255,384                        260,408

                                                                        ----------------------         ----------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $394,010                       $400,259
                                                                        ======================         ======================

       The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     Consolidated Statements of Operations
                                  (UNAUDITED)
               (amounts in thousands, except per share amounts)

                                                                                           Three months ended October 31,
                                                                                           ------------------------------
                                                                                                2001             2000
                                                                                           -------------    -------------
CONTRACT RESEARCH REVENUES                                                                      $ 1,860         $  3,399
                                                                                           -------------    -------------

OPERATING EXPENSES:
      Research and development                                                                    9,671           10,923
      General and administrative                                                                  1,599            1,378
      In-process research and development (Note 3)                                                    -           21,000
      Amortization of goodwill (Note 4)                                                               -              349
                                                                                           -------------    -------------

      Total operating expenses                                                                   11,270           33,650
                                                                                           -------------    -------------
                     Operating loss                                                              (9,410)         (30,251)


      Interest income                                                                             3,538            2,808
      Interest expense                                                                           (1,917)          (1,998)
                                                                                           -------------    -------------
                     Loss before cumulative effect of Staff Accounting
                     Bulletin No. 101 (SAB 101)                                                  (7,789)         (29,441)

      CUMULATIVE EFFECT OF ADOPTION OF SAB 101 (Note 2)                                               -           (9,118)
                                                                                           -------------    -------------
                     Net loss                                                                   $(7,789)        $(38,559)
                                                                                           =============    =============

BASIC AND DILUTED PER SHARE DATA:
      Loss before cumulative effect of adoption of SAB 101                                      $ (0.43)        $  (1.92)
      Cumulative effect of adoption of SAB 101                                                        -            (0.60)
                                                                                           -------------    -------------
                     Net loss                                                                   $ (0.43)        $  (2.52)
                                                                                           =============    =============
SHARES USED IN COMPUTING BASIC AND DILUTED
      NET LOSS PER COMMON SHARE                                                                  18,110           15,323
                                                                                           =============    =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)
                            (amounts in thousands)

                                                                                          Three months ended October 31,
                                                                                          ------------------------------
                                                                                               2001             2000
                                                                                          --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                               $  (7,789)        $(38,559)
     Adjustments to reconcile net loss to net cash
              used in operating activities:
        In-process research and development                                                         -           21,000
        Cumulative effect of adoption of SAB 101                                                    -            9,118
        Depreciation and amortization                                                             925              562
        Amortization of goodwill                                                                    -              349
        Compensation expense related to grant of stock options                                     54              457
        Change in assets and liabilities:
           Reimbursable contract costs                                                           (187)           1,236
           Prepaid expenses                                                                       171              168
           Accounts payable                                                                      (509)              61
           Accrued expenses                                                                     1,105              (84)
           Accrued interest                                                                    (1,725)          (1,867)
           Deferred revenue                                                                       (72)            (109)
                                                                                          --------------   -------------
              Net cash used in operating activities                                            (8,027)          (7,668)
                                                                                          --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities                                                      (214,206)         (64,385)
     Proceeds from marketable securities                                                      207,618           28,162
     Purchases of property, plant and equipment                                                  (443)          (2,075)
     Cash paid for transaction costs, net of cash received
         for acquisition of Prolifaron                                                            (24)             771
                                                                                          --------------   -------------
             Net cash used in investing activities                                             (7,055)         (37,527)
                                                                                          --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                                    50            1,462
     Deferred financing and offering costs                                                          -             (175)
     Repayments of notes payable                                                                    -              (92)
     Other                                                                                          2             (165)
                                                                                          --------------   -------------
             Net cash provided by financing activities                                             52            1,030
                                                                                          --------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (15,030)         (44,165)

CASH AND CASH EQUIVALENTS, beginning of period                                                135,188           91,858
                                                                                          --------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                                    $ 120,158         $ 47,693
                                                                                          ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for interest expense                                                         $   3,509         $  3,735
                                                                                          ==============   =============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Acquisition of Prolifaron through the issuance of
           common stock and stock options                                                           -         $ 43,945
                                                                                          ==============   =============

       The accompanying notes are an integral part of these consolidated financial statements.

                         ALEXION PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Operations and Basis of Presentation -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the development of therapeutic products for the treatment of a wide array of severe disease states, including cardiovascular and autoimmune disorders and cancer. The Company's two lead product candidates are antibodies that address specific diseases that arise when the human immune system attacks the human body itself and produces undesired inflammation. Antibodies are proteins that bind specifically to selected targets in the body. After the antibody binds to its target, it may activate the body's immune system against the target, block activities of the target or stimulate activities of the target. For one of the Company's lead antibody product candidates, pexelizumab, a large Phase IIb clinical study in cardiopulmonary bypass ("CPB") patients was completed and two additional large Phase II studies in myocardial infarction (heart attack) patients are in progress. For the Company's other lead antibody product candidate, 5G1.1, a large Phase II clinical study in rheumatoid arthritis patients was completed and clinical programs are on-going in four additional diseases, including a Phase II study in membranous nephritis patients, as well as open label extension trials in rheumatoid arthritis and membranous nephritis patients. The Company is also developing Apogen immunotherapeutic products to target T-cell related disorders and is developing therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

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

The Company has incurred consolidated losses since inception and has made no product sales to date. The Company will continue to seek financing to obtain regulatory approvals for its product candidates, fund operating losses, and if deemed appropriate, establish manufacturing, sales, marketing, and distribution capabilities. The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its products. The Company will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 2001.


2.   Cumulative Effect of Accounting Change -

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable upfront fees. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. The Company elected to adopt SAB 101 during the quarter ended April 30, 2001, retroactive to August 1, 2000, and therefore the quarter ended October 31, 2001 reflects the adoption of SAB 101. As a result of the adoption of SAB 101, the Company has changed its revenue recognition policy for up-front non-refundable payments from immediate recognition to deferral of the revenue with the up-front fee amortized into revenue over the life of the agreement.

In 1999 the Company recognized $10,000,000 of revenue from a non-refundable up-front licensing fee received from Procter and Gamble (see Note 6). With the adoption of SAB 101, the Company is now required to recognize this $10,000,000 license fee as revenue over the average of the remaining patent lives of the underlying technologies (17 years) as the agreement with Procter & Gamble provides for ongoing collaborative services and the funding of specified clinical development and manufacturing costs of the Company's pexelizumab product candidate. The license is being recognized over the lives of the patents, as the agreement does not have a specified contractual term. As part of the change to this accounting method, the Company has recognized a non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. The Company recognized $147,000 of revenue in each of the three months ended October 31, 2001 and 2000, respectively, that was previously recognized and is included in the cumulative effect adjustment. There are no income tax effects related to this accounting change.


3.   Prolifaron Acquisition -

On September 23, 2000, the Company acquired Prolifaron, Inc. ("Prolifaron"), a privately-held biopharmaceutical company with extensive combinatorial human antibody library technologies and expertise. The acquisition was accomplished when Prolifaron was merged with a wholly owned subsidiary of Alexion and renamed Alexion Antibody Technologies, Inc. The fair value of the Company's common stock and stock options issued at the date of the acquisition was approximately $43.9 million. The Prolifaron acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. In addition, the Company allocated $21.0 million of the purchase price as a one-time, non-cash in-process research and development charge ("IPRD") resulting from the acquisition. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess cost over the fair value of the net assets acquired, which amounted to approximately $23.1 million, is reflected as goodwill and was being amortized over approximately 7 years (see
Note 4).

The following unaudited pro forma condensed consolidated information has been prepared to give effect to the acquisition as if such transaction had occurred at the beginning of the period presented. The historical results have been adjusted to reflect: i) elimination of the one-time charge to operations for the purchase of acquired in-process research and development, ii) amortization of goodwill arising from the transaction, and iii) elimination of income tax benefits or expenses that would not have been realized on a combined basis (dollars in thousands, except per share data).

                                                                Three months ended October 31,
                                                                ------------------------------
                                                                             2000
                                                                             ----
     Contract research revenues                                           $   4,520
     Loss before cumulative effect of adoption of SAB 101                    (9,240)
     Net loss                                                               (18,358)
     Basic and diluted net loss per common share                          $   (1.18)
     Shares used in computing basic and
        diluted net loss per common share                                    15,528

The unaudited pro forma condensed consolidated financial information is not necessarily indicative of what actual results would have been had the transaction occurred on the dates indicated and do not purport to indicate the results of future operations.


4.   Adoption of New Accounting Standard -

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the "pooling of interests" method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company's adoption of SFAS No. 141 did not have an impact on the historical financial statements.

The Company adopted SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 caused the amortization as it relates to the $23.2 million of goodwill acquired in connection with the acquisition of Prolifaron to cease effective August 1, 2001. Prior to the adoption of this standard, this annual amortization was expected to be approximately $3.3 million annually over a seven-year period. On a prospective basis, this goodwill is subject to annual impairment reviews (see Note 9), and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined. No impairment charge resulted upon the adoption of this standard.

A reconciliation of reported net loss to adjusted net loss before amortization of goodwill is as follows (dollars in thousands, except per share amounts):

                                                  Three months ended October 31,
                                                  ------------------------------
                                                      2001              2000
                                                      ----              ----
               Reported net loss                   $(7,789)           $(38,559)  -a)
               Amortization of goodwill                  -                 349
                                                   -------            --------
               Adjusted net loss                   $(7,789)           $(38,210)  -a)
                                                   =======            ========

               Basic and diluted loss per share:
               --------------------------------
               Reported net loss                   $ (0.43)           $  (2.52)  -b)
               Amortization of goodwill                  -                 .02
                                                   -------            --------
               Adjusted net loss                   $ (0.43)           $  (2.50)  -b)
                                                   =======            ========

     (a- includes the non-cash charges for IPRD of $21,000 and Cumulative Effect of Adoption of SAB 101 of $9,118
     (b- includes the non-cash charges for IPRD of $1.37 per share and Cumulative Effect of Adoption of SAB 101 of $0.60 per share

5.   Net Loss Per Share -

The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 4,688,175 shares of common stock at October 31, 2001. There is no difference in basic and diluted net loss per common share for the three months ended October 31, 2001 and 2000 as the effect of common share equivalents is anti-dilutive.

6.   Revenues -

During the three months ended October 31, 2001 and 2000, the Company recorded contract research revenues from research and development support payments and license fees under collaboration with third parties and amounts received from various government grants.

In January 1999, the Company and Procter and Gamble Pharmaceuticals, Inc.("P&G") entered into an exclusive collaboration to develop and commercialize pexelizumab, one of the Company's lead product candidates. Under this collaboration, the Company is pursuing the development of pexelizumab for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. The Company has granted P&G an exclusive license to the Company's intellectual property related to pexelizumab, with the right to sublicense. P&G has agreed to fund clinical development and manufacturing costs relating to pexelizumab for these indications. Additionally, P&G has agreed to pay the Company up to $95 million in payments, which include a non-refundable up-front license fee, milestone payments, and research and development support payments. The Company will also receive royalties on worldwide sales of pexelizumab, if any, for all indications. The Company also has a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute pexelizumab in the United States, and has granted P&G the exclusive rights to sell, market and distribute pexelizumab outside of the United States. Through October 31, 2001, the Company received proceeds of approximately $46.0 million from P&G, including receiving a non-refundable up-front license fee of $10 million in fiscal 1999 (see Note 2) and $36.0 million for research and development support expenses.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. Based upon costs incurred under these projects as of October 31, 2001, the Company has up to approximately $1.0 million of additional funding available under these grants.

A summary of revenues generated from contract research collaboration and grant awards is as follows for the three months ended October 31 (dollars in thousands):

                                        Three months ended  October 31,
                                        -------------------------------
                                                  2001    2000
                                                  ----    ----
     Collaboration/Grant Awards
     --------------------------
     P&G............................            $1,328  $2,949
     U.S. government grants.........               519     418
     Other..........................                13      32
                                                ------  ------
                                                $1,860  $3,399
                                                ======  ======

7.   Convertible Subordinated Notes -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per common share. The Company incurred interest expense of approximately $1.7 million and $1.8 million for the three months ended October 31, 2001 and 2000, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $143,000 and $148,000 for the three months ended October 31, 2001 and 2000, respectively.


8.   Comprehensive Income (Loss) -

SFAS No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Total comprehensive loss is comprised of net loss, unrealized gains and losses on marketable securities and cumulative translation adjustments. The Company's other comprehensive income arises from net unrealized gains on marketable securities.

A summary of total comprehensive loss is as follows (dollars in thousands):

                                        Three months ended October 31,
                                        ------------------------------
                                             2001          2000
                                             ----          ----
          Net loss                         $(7,789)   $ (38,559) -a)
          Other comprehensive income         2,661           12
                                           -------    ---------
          Total comprehensive loss         $(5,128)   $ (38,547) -a)
                                           =======    =========

     (a- includes the non-cash charges for IPRD of $21,000 and Cumulative Effect of Adoption of SAB 101 of $9,118

9.   Recently Issued Accounting Pronouncements -

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company does not believe that the adoption of this principle will have a material impact on either the operating results or financial position of the Company.

                         ALEXION PHARMACEUTICALS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements. Such statements are subject to certain factors which may cause our plans to differ or results to vary from those expected, including the results of pre-clinical or clinical studies (including termination or delay in clinical programs or inability to move forward to the next Phase of clinical development), the need for additional research and testing, delays in developing or arranging satisfactory manufacturing capability, inability to access capital and funding on a timely basis and on favorable terms, delays in development of or adverse changes in status of commercial relationships, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in larger clinical trials, dependence on Procter & Gamble Pharmaceuticals for performance of development and commercial matters related to pexelizumab, the risk that third parties won't agree to license us on reasonable terms their intellectual property necessary for us to develop and commercialize our products, and a variety of other risks set forth from time to time in our filings with the Securities and Exchange Commission, including but not limited to the risks discussed in "Important Factors Regarding Forward-Looking Statements" - Exhibit 99 in our Annual Report on Form 10-K for the year ended July 31, 2001.

Overview
--------

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc. or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

We are currently examining our two lead antibody product candidates in eight different clinical development programs. One of our antibody product candidates, pexelizumab, is an antibody fragment being developed in collaboration with Procter & Gamble Pharmaceuticals, and has completed a Phase IIb study in patients undergoing coronary artery bypass graft surgery ("CABG") with cardiopulmonary bypass ("CPB"). Following discussions with the FDA, or the U.S. Food and Drug Administration, with Procter & Gamble and ourselves, we are preparing to initiate a pivotal Phase III clinical trial of pexelizumab in approximately 3,000 patients undergoing CABG with CPB. The Phase III trial will assess the safety and efficacy of pexelizumab in reducing the combined incidence
of death and myocardial infarction in this patient population.   Also in
collaboration with Procter & Gamble, we are currently conducting two additional Phase II studies with pexelizumab in acute myocardial infarction or heart attack patients: one study in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, and the other in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. In September 2000, the FDA granted "Fast Track" status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA.

Our other lead antibody product candidate, 5G1.1, is in clinical development for the treatment of a variety of chronic autoimmune diseases. We initiated a Phase II study in lupus nephritis, a kidney disease, and a separate Phase II study is on-going in membranous nephritis, a kidney disease. We completed a large Phase II clinical study in rheumatoid arthritis or RA patients and we plan to initiate two Phase IIb RA studies, one of which we expect may serve as a pivotal study if we obtain strong efficacy and safety results.

In both the study of the effects of our products on rheumatoid arthritis and membranous nephritis, enrollment has commenced in additional 12-month open-label extension studies to test long-term safety. In addition, we have two separate early stage clinical programs to study 5G1.1 in patients with dermatomyositis, a muscle disorder, and bullous pemphigoid, a severe inflammatory skin disorder.
In October 2000, the FDA granted us Orphan Drug status for the development of 5G1.1 for the treatment of dermatomyositis. We recently completed a Phase I pilot safety trial of 5G1.1 in psoriasis patients.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of October 31, 2001, we had an accumulated deficit of $132.0 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force and we may need to obtain additional financing to cover these costs.

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

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded and accomplished by our own resources. For those products for which require greater resources, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization.

Results of Operations
---------------------

     Three Months Ended October 31, 2001
     ------------------------------------
     Compared with Three Months October 31, 2000
     -------------------------------------------

We earned contract research revenues of $1.9 million for the three months ended October 31, 2001 and $3.4 million for the same period ended October 31, 2000. The $1.5 million decrease in contract research revenues was primarily due to lower contract research revenues resulting from the completion of the Phase II pexelizumab CPB study related to our collaborative research and development agreement with Procter and Gamble.

We incurred research and development expenses of $9.7 million for the three months ended October 31, 2001 and $10.9 million for the three months ended October 31, 2000. The $1.2 million decrease resulted primarily from lower clinical manufacturing and clinical trial costs associated with pexelizumab due to the patient enrollment completion in the cardiopulmonary bypass Phase IIb trial announced in September 2000. These lower costs were partially offset by increased costs associated with the clinical trials of our other lead product candidate, 5G1.1, in rheumatoid arthritis, membranous nephritis, psoriasis, dermatomyositis, and pemphigoid patients.

Our general and administrative expenses were $1.6 million for the three months ended October 31, 2001 and $1.4 million for the three months ended October 31, 2000. This increase resulted principally from additional legal fees related to intellectual property and patents as well as higher payroll costs.

During the three months ended October 31, 2000, we incurred approximately $30.5 million of non-cash charges associated with in-process research and development, amortization of goodwill, and the cumulative effect of adoption of SAB 101.

Interest income was $3.5 million for the three months ended October 31, 2001 and $2.8 million for the three months ended October 31, 2000. The increase in interest income of $700,000 resulted from higher cash balances resulting from the net proceeds of $208.5 million from the sale of common stock in November 2000.

As a result of the above factors, we incurred a net loss of $7.8 million or $0.43 basic and diluted net loss per common share for the three months ended October 31, 2001 compared to a net loss of $38.6 million or $2.52 basic and diluted net loss per common share for the three months ended October 31, 2000. Excluding the $30.5 million of non-cash charges as described above, the pro forma net loss for the three months ended October 31, 2000 would have been $8.1 million or $0.53 basic and diluted net loss per common share.

Liquidity and Capital Resources
-------------------------------

As of October 31, 2001, we had working capital of $350.1 million, including $349.5 million of cash, cash equivalents and marketable securities. This compares with working capital at July 31, 2001 of $354.8 million, including $355.3 million of cash, cash equivalents and marketable securities. This decrease in working capital was primarily due to funding our operating expenses.

Cash used in operations for the three months ended October 31, 2001 was $8.0 million. During the three months ended October 31, 2001, we had invested $6.6 million, net, in marketable securities and $443,000 in property, plant and equipment additions.

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

Our cash, cash equivalents, and marketable securities totaled $349.5 million on October 31, 2001. We anticipate that our existing capital resources together with the funding from our collaboration agreement with Procter & Gamble, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next thirty-six months. This should also provide us adequate funding for the clinical testing of our C5 inhibitor product candidates and support our broad research and development of our additional product candidates. The indications we are currently investigating for our lead C5 product candidates are respectively: pexelizumab in cardiopulmonary bypass and acute coronary syndromes, and 5G1.1 for the treatment of rheumatoid arthritis, membranous nephritis, lupus nephritis, dermatomyositis, and bullous pemphigoid.

We currently have no material commitments for capital expenditures. Our future capital requirements will depend on many factors, including the progress of our research and development programs, progress and results of clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in obtaining and enforcing patents and any necessary licenses, dependence on Procter & Gamble for performance of development and commercial matters related to pexelizumab, delays in development of or changes in status of commercial relationships, delays in developing or arranging satisfactory manufacturing capability, our ability to establish marketing and sales capabilities, development and commercialization relationships, and the costs, either to establish on our own or to obtain from third parties, of clinical manufacturing, manufacturing scale-up, and commercial manufacturing. With regards to our commercial relationship with Procter & Gamble, we are in discussions with Procter & Gamble that may allow us to assume more responsibility and funding obligations for pexelizumab in return for a greater future commercial interest.

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, and marketing and sales in order to commercialize our products currently under development. If and when we achieve contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to $20.2 million. Furthermore, we will owe royalties to parties we have licensed intellectual property from in connection with the sale of our products. In addition to funds we may receive from our collaboration with Procter & Gamble, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of our product candidates. Our additional financing may include public or private debt or equity offerings, equity line facilities, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable by us, if at all or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, any of which could have a material adverse effect.

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


Item 3.  Quantitative and Qualitative Disclosure about Market Risks.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The marketable securities as of October 31, 2001, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 2001 was approximately 3.4%. The fair value of marketable securities held at October 31, 2001 was $229.3 million.

We believe the $3.9 million note payable approximates fair value based upon recent borrowing rates. The carrying value of the $120 million convertible subordinated notes exceeded fair value by approximately $48.5 million based upon the trading values reported at October 31, 2001.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports

          (a) Exhibits

          (b) Form 8-K - none

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ALEXION PHARMACEUTICALS, INC.



Date: December 7, 2001       By:  /s/ Leonard Bell, M.D.
                                  ------------------------------------
                                    Leonard Bell, M.D.
                                    President and Chief Executive Officer,
                                    Secretary and Treasurer (principal
                                    executive officer)


Date: December 7, 2001       By:  /s/ David W. Keiser
                                  ------------------------------------
                                    David W. Keiser
                                    Executive Vice President and Chief Operating
                                    Officer (principal financial officer)


Date: December 7, 2001       By:  /s/ Barry P. Luke
                                  ------------------------------------
                                    Barry P. Luke
                                    Vice President of Finance and Administration
                                    (principal accounting officer)