Form 10-Q
period 2002-01-31
ALEXION PHARMACEUTICALS INC
filed 2002-03-18
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934:
    For the quarterly period ended January 31, 2002

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934:
    For the transition period from____________to_____________

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

                                       N/A
         --------------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X  No
             ---    ----

   Common Stock, $0.0001 par value                    18,128,338  shares
   -------------------------------              -----------------------------
               CLASS                            OUTSTANDING AT MARCH 14, 2002

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.       FINANCIAL INFORMATION

      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheets as of January 31, 2002 and
              July 31, 2001                                                              3

              Consolidated Statements of Operations for the three and six months
              ended January 31, 2002 and 2001                                            4

              Consolidated Statements of Cash Flows for the six months
              ended January 31, 2002 and 2001                                            5

              Notes to Consolidated Financial Statements                                 6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           12

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                19

PART II.      OTHER INFORMATION                                                         20

      ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      SIGNATURES                                                                        21

                          ALEXION PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                                 January 31,2002         July 31,2001
                                                                 ===============         ============
ASSETS                                                             (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                           $ 168,794            $ 135,188
   Marketable securities                                                 172,145              220,086
   Reimbursable contract costs: billed                                       805                2,974
                                unbilled                                     130                4,006
   State tax receivable                                                      700                    -
   Prepaid expenses and other                                              1,087                  493
                                                                        --------             --------
         Total current assets                                            343,661              362,747

Property, plant, and equipment, net                                       13,459               13,731
Goodwill, net                                                             20,165               20,270
Deferred financing costs, net                                              2,978                3,265
Other assets                                                               3,252                  246
                                                                       ---------            ---------
   TOTAL ASSETS                                                        $ 383,515            $ 400,259
                                                                       =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        3,597                1,722
   Accrued expenses                                                        2,728                2,271
   Accrued interest                                                        2,646                2,646
   Deferred revenue                                                          610                1,352
                                                                        --------             --------
         Total current liabilities                                         9,581                7,991
                                                                        --------             --------

Deferred revenue, less current portion included above                      7,646                7,940
                                                                        --------             --------
Note payable                                                               3,920                3,920
                                                                        --------             --------
Convertible subordinated notes                                           120,000              120,000
                                                                        --------             --------

Stockholders' Equity:
   Common stock $.0001 par value;  150,000 shares
     authorized; 18,139 and 18,119 shares issued
     at January 31, 2002 and July 31, 2001, respectively                       2                    2
   Additional paid-in capital                                            384,427              384,091
   Accumulated deficit                                                  (142,856)            (124,257)
   Other comprehensive gain                                                  795                  572
   Treasury stock, at cost;  12 shares                                         -                    -
                                                                        --------             --------
         Total stockholders' equity                                      242,368              260,408
                                                                        --------             --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $383,515             $400,259
                                                                        ========             ========

   The accompanying notes are an integral part of these consolidated finacial statements

                          ALEXION PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (amounts in thousands, except per share amounts)

                                                                   Three months ended        Six months ended
                                                                       January 31,              January 31,
                                                                 ----------------------    --------------------
                                                                   2002          2001        2002        2001
                                                                 --------      --------    --------    --------
CONTRACT RESEARCH REVENUES                                       $  3,380      $  3,174    $  5,240    $  6,573
                                                                 --------      --------    --------    --------
OPERATING EXPENSES:
   Research and development                                        15,043         9,399      24,714      20,322
   General and administrative                                       1,836         1,971       3,435       3,349
   In-process research and development (Note 2)                         -             -           -      21,000
   Amortization of goodwill (Note 5)                                    -           878           -       1,227
                                                                 --------      --------    --------    --------
   Total operating expenses                                        16,879        12,248      28,149      45,898
                                                                 --------      --------    --------    --------
             Operating loss                                       (13,499)       (9,074)    (22,909)    (39,325)

   Interest income                                                  3,918         6,536       7,456       9,344
   Interest expense                                                (1,929)       (1,948)     (3,846)     (3,946)
                                                                 --------      --------    --------    --------
             Loss before state tax benefit and
             cumulative effect of adoption of
             Staff Accounting Bulletion No. 101
             (SAB 101)                                            (11,510)       (4,486)    (19,299)    (33,927)

   State tax benefit                                                  700             -         700           -
                                                                 --------      --------    --------    --------
             Loss before cumulative effect of
             adoption of SAB 101                                  (10,810)       (4,486)    (18,599)    (33,927)

   Cumulative effect of adoption of SAB 101 (Note 4)                    -             -           -      (9,118)
                                                                 --------      --------    --------    --------
             NET LOSS                                            $(10,810)     $ (4,486)   $(18,599)   $(43,045)
                                                                 ========      ========    ========    ========

BASIC AND DILUTED PER SHARE DATA:
   Loss before cumulative effect of adoption of
   SAB 101                                                       $  (0.60)     $  (0.25)   $  (1.03)   $  (2.04)
   Cumulative effect of adoption of SAB 101                             -             -           -       (0.55)
                                                                 --------      --------    --------    --------
             Net loss                                            $  (0.60)     $  (0.25)   $  (1.03)   $  (2.58)
                                                                 ========      ========    ========    ========
SHARES USED IN COMPUTING BASIC AND DILUTED
   NET LOSS PER COMMON SHARE                                       18,119        17,999      18,114      16,661
                                                                 ========      ========    ========    ========

   The accompanying notes are an integral part of these consolidated finacial statements.

                         ALEXION PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (amounts in thousands)

                                                                        Six months ended January 31,
                                                                        ----------------------------
                                                                          2002                 2001
                                                                          ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(18,599)            $(33,927)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     In-process research and development                                       -               21,000
     Depreciation and amortization                                         1,932                1,188
     Amortization of goodwill                                                  -                1,227
     Compensation expense related to grant of stock
        options                                                              154                  315
     Change in assets and liabilities:
        Reimbursable contract costs                                        6,045                 (394)
        State tax receivable                                                (700)                   -
        Prepaid expenses                                                    (489)                 229
        Other assets                                                      (2,970)                   -
        Accounts payable                                                   1,875                  315
        Accrued expenses                                                     457                  216
        Accrued interest                                                       -                 (142)
        Deferred revenue                                                  (1,036)                (256)
                                                                        --------             --------
          Net cash used in operating activities                          (13,331)             (10,229)
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of marketable securities                                   (132,787)             (90,610)
   Proceeds from marketable securities                                   180,951               64,109
   Purchases of property, plant and equipment                             (1,409)              (4,767)
   Cash paid for transaction costs, net of cash received
     for acquisition of Prolifaron                                             -                 (118)
                                                                        --------             --------
        Net cash provided by (used in) investing activities               46,755              (31,386)
                                                                        --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                182              210,508
   Deferred financing and offering costs                                       -                  (98)
   Repayments of notes payable                                                 -                 (178)
   Other                                                                       -                  194
                                                                        --------             --------
        Net cash provided by financing activities                            182              210,426
                                                                        --------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 33,606              168,811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           135,188               91,858
                                                                        --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $168,794             $260,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest expense                                       $  3,568             $  3,718
                                                                        ========             ========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
   Acquisition of Prolifaron through the issuance of
     common stock and stock options                                            -             $ 43,945
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

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     OPERATIONS AND BASIS OF PRESENTATION -

Alexion Pharmaceuticals, Inc. ("Alexion" or the "Company") was organized in 1992 and is engaged in the development of therapeutic products for the treatment of a wide array of severe diseases, including cardiovascular and autoimmune disorders, inflammation, and cancer.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly owned subsidiaries, Alexion Antibody Technologies ("AAT") (see Note 2) and Columbus Farming Corporation ("Columbus"). All significant inter-company balances and transactions have been eliminated in consolidation. Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation ("US Surgical").

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

2.     ALEXION ANTIBODY TECHNOLOGIES, INC. -

On September 23, 2000, the Company acquired Prolifaron, Inc. ("Prolifaron"), a privately-held biopharmaceutical company with extensive combinatorial human antibody library technologies and expertise. The acquisition was accomplished when Prolifaron was merged with a wholly owned subsidiary of Alexion and renamed Alexion Antibody Technologies, Inc. The fair value of the Company's common stock and stock options issued at the date of the acquisition was approximately $43.9 million. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. In addition, the Company allocated $21.0 million of the purchase price as a one-time, non-cash in-process research and development charge resulting from the acquisition. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date. The excess cost over the fair value of the net assets acquired, which amounted to approximately $23.1 million, was reflected as goodwill (see Note 5).

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

                                                    Six months ended January 31,
                                                    ----------------------------
                                                                2001
                                                                ----
    Contract research revenues                               $  7,634
    Loss before cumulative effect of adoption of SAB 101      (13,726)
    Net loss                                                  (22,844)
    Basic and diluted net loss per common share              $  (1.36)
    Shares used in computing basic and
           diluted net loss per common share                   16,765

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

3.     PROCTER & GAMBLE PHARMACEUTICALS COLLABORATION -

The Company and Procter & Gamble Pharmaceuticals ("P&G") entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. The Company granted P&G an exclusive license to the Company's intellectual property related to pexelizumab, with the right to sublicense. P&G agreed to fund generally all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. Additionally, P&G agreed to pay the Company up to $95 million in payments, which included a non-refundable up-front $10 million license fee, milestone payments - including up to $33 million in milestone payments for achievement of certain sales thresholds, and research and development support payments. The Company will also receive royalties on worldwide sales of pexelizumab, if any, for all indications. The Company also has a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. The Company shares co-promotion rights with P&G to sell, market and distribute pexelizumab in the United States ("U.S."), and granted P&G the exclusive rights to sell, market and distribute pexelizumab outside of the U.S.

In December 2001, the Company and P&G entered into a binding memorandum of understanding ("MOU") pursuant to which they revised their January 1999 collaboration. The Company expects to enter into a revised definitive collaboration agreement that reflects the terms of the MOU. Under the revised structure, the Company and P&G will share decision-making and responsibility for all future United States ("U.S.") development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that the Company and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones (approximately $33 million) and will generally forego further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two ongoing AMI Phase II clinical trials in myocardial infarction ("heart attack") patients. The Company has agreed to bear the first 50% of projected costs associated with the U.S. CABG-Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI-Phase III clinical trial costs.

P&G has the right to terminate the collaboration at any time. If P&G terminates prior to incurring its 50% of the CABG-Phase III clinical trial costs, then P&G will not be required to contribute towards its approximately equal share of the U.S. CABG-Phase III clinical trial costs and P&G will be released from its future funding obligations. In such circumstance, all rights and the exclusive license to

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the Company's intellectual property related to pexelizumab will revert back to the Company and the Company will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

4.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE -

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable upfront fees. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. The Company elected to adopt SAB 101 during the quarter ended April 30, 2001, retroactive to August 1, 2000, and therefore the quarter ended and six months ended January 31, 2002 reflects the adoption of SAB 101. As a result of the adoption of SAB 101, the Company has changed its revenue recognition policy for up-front non-refundable payments from immediate recognition to deferral of the revenue with the up-front fee amortized into revenue over the life of the agreement.

In 1999, the Company recognized $10 million of revenue from a non-refundable up-front licensing fee received from P&G (see Note 3 and 7). With the adoption of SAB 101, the Company is now recognizing this $10 million license fee as revenue over the average of the remaining patent lives of the underlying technologies (17 years) as the agreement with P&G provided for ongoing collaborative services and the funding of specified clinical development and manufacturing costs of the Company's pexelizumab product candidate. The license is being recognized over the lives of the patents, as the agreement does not have a specified contractual term. As part of the change to this accounting method, the Company has recognized a non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. The Company recognized $147,000 and $294,000 of revenue in each of the three and six months ended January 31, 2002 and 2001, respectively, that was previously recognized and is included in the cumulative effect adjustment. There are no income tax effects related to this accounting change.

5.     ADOPTION OF NEW ACCOUNTING STANDARD -

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

The Company adopted SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 caused the amortization as it relates to the $23.1 million of goodwill acquired in connection with the acquisition of Prolifaron (see Note 2) to cease effective August 1, 2001. Prior to the adoption of this standard, this annual amortization was expected to be approximately $3.3 million annually over a seven-year period. On a prospective basis, this goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined. No impairment charge resulted upon the adoption of this standard.

A reconciliation of reported net loss to adjusted net loss before amortization of goodwill is as follows (dollars in thousands, except per share amounts):

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                  Three months              Six months
                                                  ------------              ----------
                                                ended January 31         ended January 31
                                                ----------------         ----------------
                                                 2002       2001          2002        2001
                                                 ----       ----          ----        ----
           Reported net loss                  ($10,810)    ($4,486)    ($18,599)   ($43,045)-a)
           Amortization of goodwill                  -         878            -       1,227
                                              --------     -------     --------     -------
           Adjusted net loss                  ($10,810)    ($3,608)    ($18,599)   ($41,818)-a)
                                              ========     =======     ========     =======

           BASIC AND DILUTED LOSS PER SHARE:
           Reported net loss                    ($0.60)     ($0.25)      ($1.03)     ($2.58)-b)
           Amortization of goodwill                  -         .05            -         .07
                                              --------     -------     --------     -------
           Adjusted net loss                    ($0.60)     ($0.20)      ($1.03)     ($2.51)-b)
                                              ========     =======     ========     =======

       (a- includes the non-cash charge for IPRD of $21,000 and Cumulative
           Effect of Adoption of SAB 101 of $9,118
       (b- includes the non-cash charges for IPRD of $1.26 and Cumulative
           Effect of Adoption of SAB 101 of $0.55

6.     NET LOSS PER SHARE -

The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 3,597,070 and 1,127,555 shares, respectively, of common stock at January 31, 2002. There is no difference in basic and diluted net loss per common share for the three and six months ended January 31, 2002 and 2001 as the effect of common share equivalents is anti-dilutive.

7.     REVENUES -

During the six months ended January 31, 2002 and 2001, the Company recorded contract research revenues from research and development support payments, license fees and a milestone payment under collaboration with third parties, and amounts received from various government grants.

As a result of the Company's adoption of SAB 101 (see Note 4), up-front, non-refundable license fees received in connection with a collaboration are deferred and amortized into revenue over the life of the agreement or underlying technologies.

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

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts.

Through January 31, 2002, the Company had received proceeds of approximately $50.7 million from P&G. These proceeds included the non-refundable up-front license fee of $10 million in fiscal 1999 (see Note 4) and $40.7 million for research and development support expenses including the first milestone payment of $2 million for initiation of the CABG-Phase III trial.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. Based upon costs incurred under these projects as of January 31, 2002, the Company has up to approximately $1.0 million of additional funding available under these grants.

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and six months ended January 31 (dollars in thousands):

                                          Three months ended  January 31,   Six months ended January 31,
                                          -------------------------------   ----------------------------
                                                 2002        2001                2002        2001
                                                 ----        ----                ----        ----
    COLLABORATION/GRANT AWARDS
    P&G..............................         $  2,719    $  2,863            $   4,047      $  5,812
    U.S. government grants...........              440         257                  959           675
    Other............................              221          54                  234            86
                                              --------    --------            ---------     ---------
                                              $  3,380    $  3,174            $   5,240      $  6,573
                                              ========    ========            =========     =========

8.     CONVERTIBLE SUBORDINATED NOTES -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per common share. The Company incurred interest expense of approximately $1.7 million and $3.5 million for the three and six months ended January 31, 2002, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $143,500 and $287,000 for the three and six months ended January 31, 2002, respectively.

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

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A summary of total comprehensive loss is as follows (dollars in thousands):

                                                Six months ended January 31,
                                                ----------------------------
                                                    2002             2001
                                                    ----             ----
         Net loss                                $  (18,599)        $(43,045)
         Other comprehensive income                     223               63
                                                 ----------         --------
         Total comprehensive loss                $  (18,376)        $(42,982)
                                                 ==========         ========

10.    STATE TAX BENEFIT -

As a result of recent legislation, the State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental research and development credits, as defined. During the quarter ended January 31, 2002, the Company determined that it will file a claim to exchange their fiscal 2001 incremental research and development credit and as a result recognized a state tax benefit and state tax receivable of $700,000.

11.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

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

                          ALEXION PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN FACTORS WHICH MAY CAUSE OUR PLANS TO DIFFER OR RESULTS TO VARY FROM THOSE EXPECTED, INCLUDING THE RESULTS OF PRE-CLINICAL OR CLINICAL STUDIES (INCLUDING TERMINATION OR DELAY IN CLINICAL PROGRAMS OR INABILITY TO MOVE FORWARD TO THE NEXT PHASE OF CLINICAL DEVELOPMENT), THE NEED FOR ADDITIONAL RESEARCH AND TESTING, DELAYS IN DEVELOPING OR ARRANGING SATISFACTORY MANUFACTURING CAPABILITY, INABILITY TO ACCESS CAPITAL AND FUNDING ON A TIMELY BASIS AND ON FAVORABLE TERMS, DELAYS IN DEVELOPMENT OF OR ADVERSE CHANGES IN STATUS OF COMMERCIAL RELATIONSHIPS, THE POSSIBILITY THAT FAVORABLE RESULTS OF EARLIER CLINICAL TRIALS ARE NOT PREDICTIVE OF SAFETY AND EFFICACY RESULTS IN LATER CLINICAL TRIALS, DEPENDENCE ON PROCTER & GAMBLE PHARMACEUTICALS FOR PERFORMANCE OF DEVELOPMENT AND COMMERCIAL MATTERS RELATED TO PEXELIZUMAB, THE RISK THAT THIRD PARTIES WON'T AGREE TO LICENSE US ON REASONABLE TERMS THEIR INTELLECTUAL PROPERTY NECESSARY FOR US TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS, AND A VARIETY OF OTHER RISKS SET FORTH FROM TIME TO TIME IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING BUT NOT LIMITED TO THE RISKS DISCUSSED IN "IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS" - EXHIBIT 99 IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JULY 31, 2001.

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

Our two lead product candidates are antibodies that address specific diseases that arise when the human immune system attacks the human body itself and produces undesired inflammation. Antibodies are proteins that bind specifically to selected targets or antigens in the body. After the antibody binds to its target, it may activate the body's immune system against the target, block activities of the target or stimulate activities of the target.

We are currently examining our two lead antibody product candidates in eight different clinical development programs. One of our antibody product candidates, pexelizumab, is an antibody fragment being developed in collaboration with Procter & Gamble Pharmaceuticals, or P&G, and has completed a Phase IIb study in patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. In September 2000, the U.S. Food and Drug Administration, or FDA, granted "Fast Track" status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA.

In January 2002, we commenced initiation of a pivotal Phase III clinical trial of pexelizumab, called PRIMO-CABG, in approximately 3,000 patients undergoing CABG with CPB. The Phase III trial will assess the safety and efficacy of pexelizumab in reducing the combined incidence of death or myocardial infarction in this patient population. Also in collaboration with P&G, we are currently conducting two additional Phase II studies with pexelizumab in acute myocardial infarction or heart attack patients: one study in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, and the other in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. The thrombolytic study completed enrollment in January 2002 and an evaluation of the study awaits completion of all follow-up patient visits, data collection and subsequent data analysis. The angioplasty study is currently completing patient enrollment.

Our other lead antibody product candidate, 5G1.1 or eculizumab, is in clinical development for the treatment of a variety of chronic autoimmune diseases. We have initiated a Phase II study in lupus nephritis, a kidney disease, and a separate Phase II study is on-going in membranous nephritis, a kidney disease. We have completed a large Phase II clinical study in rheumatoid arthritis or RA patients. In January 2002, we initiated a Phase IIb study in RA patients.

                          ALEXION PHARMACEUTICALS, INC.

In both the studies in rheumatoid arthritis and membranous nephritis, enrollment has commenced in additional 12-month open-label extension studies to test long-term safety. In addition, we have two separate early stage clinical programs to study eculizumab in patients with dermatomyositis, an inflammatory skin and muscle disorder, and bullous pemphigoid, a severe inflammatory skin disorder. In January 2002, we completed a Phase I pilot safety trial in dermatomyositis patients which indicated that eculizumab appeared to be safe and well tolerated. In October 2000, the FDA granted us Orphan Drug status for the development of eculizumab for the treatment of dermatomyositis. We also completed a Phase I pilot safety trial of eculizumab in psoriasis patients which indicated that eculizumab appeared to be safe and well tolerated. At this time, we are not pursuing psoriasis as a clinical indication.

Through AAT, our wholly owned subsidiary with extensive combinatorial human antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer. We are also developing Apogen immunotherapeutic products to target T-cell related disorders and are developing therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of January 31, 2002, we had an accumulated deficit of $142.9 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force and we may need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded and accomplished by our own resources. For those products for which require greater resources, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our 1999 collaboration. Under the revised structure, we will share responsibility and decision-making for all future United States or U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Per the MOU, our revised collaboration with P&G provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S. We will continue to receive milestone payments for certain regulatory filings and approvals and we will receive a royalty on sales outside the U.S., if any.

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to marketable securities; intangible assets; collaborative, royalty and license arrangements; and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

    Revenues - We record contract research revenues from research and development support payments, license fees and milestone payments under collaboration with third parties, and amounts received from various government grants. Up-front, non-refundable license fees received in connection with a

                          ALEXION PHARMACEUTICALS, INC.

     collaboration are deferred and amortized into revenue over the life of the agreement or underlying technologies. Revenues derived from the achievement of milestones are recognized when the milestone is achieved, provided that the milestone is substantive and a culmination of the earnings process has occurred. Research and development support revenues are recognized as the related work is performed and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones or recognition of related work when performed under terms of a contract may cause our operating results to vary considerably from period to period. Unbilled reimbursable contract costs as shown on the our consolidated balance sheets represent reimbursable costs incurred in connection with research contracts which have not yet been billed. We bill these costs and recognize the costs and related revenues in accordance with the terms of the contracts. Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts.

     Research and development expenses - We record research and development expenses when they are incurred unless recoverable under contract. Research and development expenses include the following major types of costs: salaries and benefit costs, research license fees and various contractor costs, depreciation and amortization of lab facilities and leasehold improvements, building and utilities costs related to research space and lab supplies.

     Goodwill, net - At January 31, 2002, we carry $20.2 million of goodwill, net, acquired in connection with our acquisition of Prolifaron (see Financial Note No. 2), representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

RESULTS OF OPERATIONS

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and six months ended January 31 (dollars in thousands):

                                          Three months ended January 31,   Six months ended January 31,
                                          ------------------------------   ----------------------------
                                                    2002         2001           2002         2001
                                                    ----         ----           ----         ----
         COLLABORATION/GRANT AWARDS
         P&G..................................    $  2,719       $2,863       $  4,047     $  5,812
         U.S. government grants.............           440          257            959          675
         Other..................................       221           54            234           86
                                                  --------      -------       --------     --------
                Contract Research Revenues        $  3,380       $3,174       $  5,240      $ 6,573
                                                  ========      =======       ========     ========

         THREE MONTHS ENDED JANUARY 31, 2002
         COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2001

We earned contract research revenues of $3.4 million for the three months ended January 31, 2002 and $3.2 million for the same period ended January 31, 2001. The $200,000 increase resulted from a $2 million milestone payment from P&G offset by decreased research and development support payments from P&G as compared to the same period a year ago. The $2.0 million milestone payment resulted from the initiation of our Phase III CABG trial. Decreased research and development support payments resulted principally from the completion of our Phase IIb pexelizumab CABG study last year and as a result of our revised collaboration with P&G during the quarter ended January 31, 2002 (see Liquidity and Capital Resources).

                          ALEXION PHARMACEUTICALS, INC.

We incurred research and development expenses of $15.0 million for the three months ended January 31, 2002 and $9.4 million for the three months ended January 31, 2001. The $5.6 million increase resulted principally from increased manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, ongoing pexelizumab Phase III CABG clinical trial costs incurred, and increased payroll costs. Eculizumab is currently in clinical development for rheumatoid arthritis, membranous nephritis, dermatomyositis, pemphigoid, and lupus nephritis patients. In addition, as part of our revised collaboration, we and P&G agreed that we would bear the first 50% of the on-going Phase III PRIMO-CABG clinical trial costs, including the incurred pexelizumab manufacturing costs for phase III clinical supplies. As such, during the quarter ended January 31, 2002, we expensed $3.1 million associated with manufacturing of pexelizumab for Phase III trials that had previously been recognized as unbilled reimbursable contract costs.

Our general and administrative expenses were $1.8 million for the three months ended January 31, 2002 and $2.0 million for the three months ended January 31, 2002. This decrease resulted principally from lower personnel recruiting fees and printing costs.

During the three months ended January 31, 2002, we recognized no amortization of goodwill as the adoption of Statement of Financial Accounting Standard or SFAS No. 142, "Goodwill and Other Intangible Assets", permitted us to cease amortization of goodwill effective August 1, 2001 (see Financial Note 5). We incurred approximately $878,000 of non-cash charges associated with the amortization of goodwill during the three months ended January 31, 2001.

Interest income was $3.9 million for the three months ended January 31, 2002 and $6.5 million for the three months ended January 31, 2001. The decrease in interest income of $2.6 million resulted primarily from reduced market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $1.93 million for the quarter ended January 31, 2002 versus $1.95 million for the same period last year.

A $700,000 state tax benefit was recognized during the three months ended January 31, 2002 representing our decision to file a claim to exchange our fiscal 2001 incremental research and development credit for cash (see Financial
Note 10).

As a result of the above factors, we incurred a net loss of $10.8 million or $0.60 basic and diluted net loss per common share for the three months ended January 31, 2002 compared to a net loss of $4.5 million or $0.25 basic and diluted net loss per common share for the three months ended January 31, 2001. Excluding the $878,000 non-cash charge from the amortization of goodwill, the pro forma net loss for the three months ended January 31, 2001 would have been $3.6 million or $0.20 basic and diluted net loss per common share (see statement of operations below).

         SIX MONTHS ENDED JANUARY 31, 2002
         COMPARED WITH SIX MONTHS ENDED JANUARY 31, 2001

We earned contract research revenues of $5.2 million for the six months ended January 31, 2002 and $6.6 million for the same period ended January 31, 2001. The $1.4 million decrease in revenues was primarily due to lower research and development support payments from P&G resulting from the completion of the Phase IIb pexelizumab CABG study last year and as a result of our revised collaboration (see Liquidity and Capital Resources), offset by the receipt of a $2.0 million milestone payment from P&G for the initiation of our Phase III CABG trial.

We incurred research and development expenses of $24.7 million for the six months ended January 31, 2002 and $20.3 million for the six months ended January 31, 2001. The $4.4 million increase resulted principally from expensed manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, our incurred ongoing pexelizumab Phase III CABG clinical trial costs, higher research payroll costs and research costs associated with product discovery and development. The manufacturing costs included the expense of $3.1 million of expenses associated with manufacturing of pexelizumab for Phase III trials that had previously been recognized

                          ALEXION PHARMACEUTICALS, INC.

as unbilled reimbursable contract costs. These increases were offset by the decrease in clinical trial costs as compared to the same period last year as a result of the completion of our Phase IIb pexelizumab CABG study.

Our general and administrative expenses of $3.4 million for the six months ended January 31, 2002 was comparable to the $3.3 million for the six months ended January 31, 2001.

During the six months ended January 31, 2001, we incurred approximately $31.3 million of non-cash charges representing a one-time $21.0 million in-process research and development, or IPRD, charge, $1.2 million of amortization of goodwill, and a one-time $9.1 million cumulative effect of adoption of Staff Accounting Bulletin No 101 or SAB 101 (see Financial Note 4).

Interest income was $7.5 million for the six months ended January 31, 2002 and $9.3 million for the six months ended January 31, 2001. The decrease in interest income of $1.8 million resulted primarily from reduced market interest rates. Interest expense was $3.85 million for the six months ended January 31, 2002 versus $3.95 million for the same period last year. A $700,000 state tax benefit was recognized during the three months ended January 31, 2002 representing our decision to file a claim to exchange our fiscal 2001 incremental research and development credit for cash (see Financial Note 10).

As a result of the above factors, we incurred a net loss of $18.6 million or $1.03 basic and diluted net loss per common share for the six months ended January 31, 2002 compared to a net loss of $43.0 million or $2.58 basic and diluted net loss per common share for the six months ended January 31, 2001.

Excluding the $31.3 million of non-cash charges, IPRD, amortization of goodwill, and cumulative effect of adoption of SAB 101 as described above, the pro forma net loss for the six months ended January 31, 2001 would have been $11.7 million or $0.70 basic and diluted net loss per common share. A statement of operations for the current fiscal periods compared to the pro forma statement of operations for the same periods a year ago is shown below (dollars in thousands, except for per share data).

                                                Three months ended Jan. 31,   Six months ended Jan. 31,
                                                ---------------------------   -------------------------
                                                    2002          2001          2002          2001
                                                    ----          ----          ----          ----
                                                             pro forma -a)               pro forma -a)
Contract Research Revenues                        $  3,380      $ 3,174       $  5,240     $  6,573
                                                  --------      -------       --------      -------
Operating Expenses
     Research and development                       15,043        9,399         24,714       20,322
     General and administrative                      1,836        1,971          3,435        3,349
                                                     -----        -----          -----        -----
           Total operating expenses                 16,879       11,370 -a)     28,149       23,671 -a)
                                                  --------      -------       --------      -------
Operating loss                                     (13,499)      (8,196)-a)    (22,909)     (17,098)-a)

     Interest income                                 3,918        6,536          7,456        9,344
     Interest expense                               (1,929)      (1,948)        (3,846)      (3,946)
                                                  --------      -------       --------      -------
Loss before state tax benefit                      (11,510)      (3,608)       (19,299)     (11,700)
     State tax benefit                                 700            -            700            -
                                                  --------      -------       --------      -------
Net loss                                          $(10,810)     $(3,608)-a)   $(18,599)    $(11,700)-a)
                                                  ========      =======       ========     ========

Net loss per share                                $  (0.60)     $ (0.20)-a)   $  (1.03)    $  (0.70)-a)
                                                  ========      =======       ========     ========

         (a - excludes non-cash charges: IPRD, Amortization of Goodwill, and Cumulative Effect of Adoption of SAB 101

                          ALEXION PHARMACEUTICALS, INC.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2002, we had working capital of $334.0 million, including $341.0 million of cash, cash equivalents and marketable securities. This compares with working capital at July 31, 2001 of $354.8 million, including $355.3 million of cash, cash equivalents and marketable securities. This decrease in working capital was primarily due to funding our operating expenses.

Cash used in operating activities for the six months ended January 31, 2002 was $13.3 million and we had invested $1.4 million in property, plant and equipment additions. Our net loss of $18.6 million was offset by $1.9 million of non-cash depreciation and amortization expenses and a $6.0 million reduction in reimbursable contract costs, partially offset by a $3.0 million increase in other assets.

Our cash, cash equivalents, and marketable securities totaled $341.0 million on January 31, 2002. We anticipate that our existing capital resources as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing of our C5 inhibitor product candidates and support our broad research and development of our additional product candidates. The indications we are currently investigating for our lead C5 product candidates are respectively: pexelizumab in cardiopulmonary bypass and acute myocardial infarction or heart attack, and 5G1.1 or eculizumab for the treatment of rheumatoid arthritis, membranous nephritis, dermatomyositis, bullous pemphigoid, and lupus nephritis.

Our commercial commitments consists principally of our $120 million of convertible subordinated notes, a $3.9 million note payable, our operating leases - principally for facilities and equipment, and an open letter of credit of $200,000 which serves as a security deposit on our facility lease in Cheshire, Connecticut. We have no outstanding capital leases. We have cancelable research and development and clinical manufacturing commitments and anticipated supporting arrangements, subject to certain limitations and cancellation clauses, aggregating approximately $60 million over the next three years. In addition, we have various annual license fees, aggregating approximately $2 million over the next five years, for licenses we have acquired for the development and commercialization of some of our product candidates as currently contemplated. And, if and when we achieve specified contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to $18 million.

Interest on our $120 million 5.75% convertible subordinated notes due March 15, 2007 is payable semi-annually in September and March of each year. The holders may convert all or a portion of the notes into common stock any time on or before March 15, 2007 at a conversion price of $106.425 per common share. Beginning March 20, 2003, we may redeem some or all of the notes per the declining redemption prices listed for the notes. We may also elect to pay the repurchase price for some or all the notes in cash or common stock. Interest on our $3.9 million note payable due in May 2005, bearing interest at 6.0% per annum, is payable quarterly. This note payable was used to finance certain manufacturing assets for our xenotransplantation program.

We lease our headquarters and research and development facilities in Cheshire, Connecticut. The current monthly fixed rent is approximately $87,000, increasing to approximately $104,000 over the term of the lease which expires in December 2010. In February 2002, we entered into a new lease for office and research laboratory space in a different facility to conduct research and development for Alexion Antibody Technologies, Inc., or AAT, our wholly-owned subsidiary located in San Diego, California. This lease has a term of 10 years from the commencement date. Occupancy and commencement date for this lease is contingent upon the completion of the facility and landlord improvement work. Monthly fixed rent starts at approximately $30,000 increasing to approximately $84,000 over the term of the lease.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we will share decision-making

                          ALEXION PHARMACEUTICALS, INC.

and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forgo further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two ongoing AMI Phase II clinical trials in myocardial infarction ("heart attack") patients. We have agreed to bear the first 50% of projected costs associated with the U.S. CABG-Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. We and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI-Phase III clinical trial costs.

P&G has the right to terminate the collaboration at any time. If P&G terminates prior to incurring its 50% of the CABG-Phase III clinical trial costs, then P&G will not be required to contribute towards its approximately equal share of the U.S. CABG-Phase III clinical trial costs and P&G will be released from its future funding obligations. In such circumstance, all rights and the exclusive license to our intellectual property related to pexelizumab will revert back to us and we will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G. However, our costs would increase significantly as we would need to fund development and commercialization of pexelizumab on our own or identify a new collaboration partner.

We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts and continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our operating expenses will depend on many factors, including:

    - the progress, timing and scope of our research and development programs;
    - the progress, timing and scope of our preclinical studies and clinical trials;
    - the time and cost necessary to obtain regulatory approvals;
    - the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;
    - the time and cost necessary to develop sales, marketing and distribution capabilities;
    - changes in applicable governmental regulatory policies; and
    - any new collaborative, licensing and other commercial relationships that we may establish.

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

In addition to milestone payments we may receive from our collaboration with P&G and our interest and investment income that are subject to market interest rate fluctuations, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of all of our product candidates. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. Our additional financing may include public or private debt or equity offerings, equity

                          ALEXION PHARMACEUTICALS, INC.

line facilities, bank loans and/or collaborative research and development arrangements with corporate partners. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing when and if required could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, any of which could have a material adverse effect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities, which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The marketable securities as of January 31, 2002, had maturities of less than two years. The weighted-average interest rate on marketable securities at January 31, 2002 was approximately 3.3%. The fair value of marketable securities held at January 31, 2002 was $172.1 million.

We believe the $3.9 million note payable approximates fair value based upon recent borrowing rates. The carrying value of the $120 million convertible subordinated notes exceeded fair value by approximately $45.6 million based upon the trading values reported at January 31, 2002.

                          ALEXION PHARMACEUTICALS, INC.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holder

At the Company's Annual Meeting of Stockholders held on December 12, 2001, the stockholders voted to elect the following directors by the votes indicated:

  John H. Fried, Ph.D.:           14,208,541 For,       28,634 Against or Withheld,  0 Abstaining
  Leonard Bell, M.D.:             12,771,361 For,    1,465,814 Against or Withheld,  0 Abstaining
  Jerry T. Jackson                14,208,757 For,       28,418 Against or Withheld,  0 Abstaining
  Max Link, Ph.D.:                14,208,757 For,       28,418 Against or Withheld,  0 Abstaining
  Joseph A. Madri, Ph.D.,M.D.:    14,208,907 For,       28,268 Against or Withheld,  0 Abstaining
  R. Douglas Norby:               14,208,891 For,       28,284 Against or Withheld,  0 Abstaining
  Alvin S. Parven:                14,208,807 For,       28,368 Against or Withheld,  0 Abstaining

At the Company's annual Meeting of Stockholders held on December 12, 2001, the stockholders voted to approve the ratification of appointment of Arthur Anderson LLP as the Company's independent public accounts. The votes were:

  Appointment of independent
       public accountants:        14,205,629 For,  31,151 Against,  395 Abstain

Item 6.  Exhibits and Reports

         (a) Exhibits

         Alexion Antibody Technologies, Inc., San Diego, California facility lease dated February 1, 2002.

         (b) Form 8-K

         Report on Form 8-K, filed on December 12, 2001, relating to the press release on the Company's agreement with Procter & Gamble
         Pharmaceuticals to revise their collaboration.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALEXION PHARMACEUTICALS, INC.

Date: March 15, 2002                     By: /s/ Leonard Bell, M.D.
                                             -------------------------
                                               Leonard Bell, M.D.
                                               President and Chief Executive
                                                   Officer, Secretary and
                                                   Treasurer (principal
                                                   executive officer)

Date: March 15, 2002                     By: /s/ David W. Keiser
                                             -------------------------
                                               David W. Keiser
                                               Executive Vice President and
                                                   Chief Operating Officer
                                                   (principal financial officer)

Date: March 15, 2002                     By: /s/ Barry P. Luke
                                             -------------------------
                                               Barry P. Luke
                                               Vice President of Finance and
                                                   Administration (principal
                                                   accounting officer)