Form 10-Q
period 2002-04-30
ALEXION PHARMACEUTICALS INC
filed 2002-06-14
CIK 899866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934:

     For the quarterly period ended April 30, 2002

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

     For the transition period from               to
                                        -------------    --------------

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

     Yes  X     No___
         ---


     Common Stock, $0.0001 par value                  18,191,796 shares
     -------------------------------           ------------------------------
             Class                               Outstanding at June 6, 2002

                          ALEXION PHARMACEUTICALS, INC.

                                      INDEX

                                                                                          Page
                                                                                          ----
PART I.        FINANCIAL INFORMATION


      Item 1.  Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets as of April 30, 2002 and
               July 31, 2001                                                                3

               Consolidated Statements of Operations for the three and nine months
               ended April 30, 2002 and 2001                                                4

               Consolidated Statements of Cash Flows for the nine months
               ended April 30, 2002 and 2001                                                5

               Notes to Consolidated Financial Statements                                   6


      Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                              12

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  19

PART II.       OTHER INFORMATION                                                           20

      Item 6.  Exhibits and Reports on Form 8-K.


      SIGNATURES                                                                           21

                          ALEXION PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (amounts in thousands)

                                                          April 30, 2002     July 31, 2001
                                                         ================   ===============
ASSETS                                                      (UNAUDITED)
Current Assets:
  Cash and cash equivalents                                    $ 121,427         $ 135,188
  Marketable securities                                          203,750           220,086
  Reimbursable contract costs: billed                                125             2,974
                               unbilled                              344             4,006
  State tax receivable                                               700                 -
  Prepaid expenses and other                                         793               493
                                                         ----------------   ---------------
       Total current assets                                      327,139           362,747


Property, plant, and equipment, net                               13,736            13,731
Goodwill, net                                                     20,165            20,270
Deferred financing costs, net                                      2,835             3,265
Other assets                                                       6,285               246
                                                         ----------------   ---------------

  TOTAL ASSETS                                                 $ 370,160         $ 400,259
                                                         ================   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 8,032             1,722
  Accrued expenses                                                 4,318             2,271
  Accrued interest                                                   921             2,646
  Deferred revenue                                                   589             1,352
                                                         ----------------   ---------------
       Total current liabilities                                  13,860             7,991
                                                         ----------------   ---------------

Deferred revenue, less current portion included above              7,499             7,940
                                                         ----------------   ---------------
Note payable                                                       3,920             3,920
                                                         ----------------   ---------------
Convertible subordinated notes                                   120,000           120,000
                                                         ----------------   ---------------

Stockholders' Equity:
  Common stock $.0001 par value; 150,000 shares
    authorized; 18,229 and 18,119 shares issued
    at April 30, 2002 and July 31, 2001, respectively                  2                 2
  Additional paid-in capital                                     385,102           384,091
  Accumulated deficit                                           (159,961)         (124,257)
  Other comprehensive gain                                           338               572
  Treasury stock, at cost; 37 shares                                (600)                -
                                                         ----------------   ---------------
       Total stockholders' equity                                224,881           260,408

                                                         ----------------   ---------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 370,160         $ 400,259
                                                         ================   ===============

   The accompanying notes are an integral part of these consolidated finacial statements

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Operations
                                   (UNAUDITED)
                (amounts in thousands, except per share amounts)

                                                                           Three months ended           Nine months ended
                                                                                April 30,                    April 30,
                                                                       --------------------------   ---------------------------
                                                                           2002           2001          2002           2001
                                                                       -----------    ----------    -----------    ------------
CONTRACT RESEARCH REVENUES                                                $    539       $ 1,960       $  5,779       $  8,533
                                                                       -----------    ----------    -----------    ------------

OPERATING EXPENSES:
  Research and development                                                  15,906         8,362         40,620         28,684
  General and administrative                                                 2,432         1,916          5,867          5,265
  In-process research and development (Note 2)                                   -             -              -         21,000
  Amortization of goodwill (Note 5)                                              -           847              -          2,074
                                                                       ------------   -----------   ------------   ------------
  Total operating expenses                                                  18,338        11,125         46,487         57,023
                                                                       ------------   -----------   ------------   ------------
               Operating loss                                              (17,799)       (9,165)       (40,708)       (48,490)


  Investment income                                                          2,621         4,646         10,077         13,990
  Interest expense                                                          (1,927)       (1,943)        (5,773)        (5,889)
                                                                       ------------   -----------   ------------   ------------
               Loss before benefit  for state tax and
               cumulative effect of adoption of Staff Accounting
               Bulletion No. 101 (SAB 101)                                 (17,105)       (6,462)       (36,404)       (40,389)

  State tax benefit                                                              -             -            700              -
                                                                       ------------   -----------   ------------   ------------
               Loss before cumulative effect of adoption of SAB 101        (17,105)       (6,462)       (35,704)       (40,389)

  Cummulative effect of adoption of SAB 101 (Note 4)                             -             -              -         (9,118)
                                                                       ------------   -----------   ------------   ------------
               Net loss                                                   $(17,105)      $(6,462)      $(35,704)      $(49,507)
                                                                       ============   ===========   ============   ============
BASIC AND DILUTED PER SHARE DATA:
  Loss before cumulative effect of adoption of SAB 101                    $  (0.94)      $ (0.36)      $  (1.97)      $  (2.36)
  Cumulative effect of adoption of SAB 101                                       -             -              -          (0.53)
                                                                       ------------   -----------   ------------   ------------
               Net loss                                                   $  (0.94)      $ (0.36)      $  (1.97)      $  (2.89)
                                                                       ============   ===========   ============   ============
SHARES USED IN COMPUTING BASIC AND DILUTED
  NET LOSS PER COMMON SHARE                                                 18,160        18,077         18,129         17,123
                                                                       ============   ===========   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          ALEXION PHARMACEUTICALS, INC.

                      Consolidated Statements of Cash Flows
                                  ( UNAUDITED )
                            ( amounts in thousands )

                                                                       Nine months ended April 30,
                                                                     -------------------------------
                                                                          2002              2001
                                                                     -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (35,704)        $ (49,507)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
     In-process research and development                                        -            21,000
     Cumulative effect of adopting SAB 101                                      -             9,118
     Depreciation and amortization                                          2,823             1,837
     Amortization of goodwill                                                   -             2,074
     Compensation expense related to grant of stock options                   175               245
     Realized gain from sale of marketable securities                      (2,039)                -
     Change in assets and liabilities:
       Reimbursable contract costs                                          6,511             1,238
       State tax receivable                                                  (700)                -
       Prepaid expenses                                                      (195)              253
       Other assets                                                        (6,078)              (40)
       Accounts payable                                                     6,310              (881)
       Accrued expenses                                                     2,047             1,466
       Accrued interest                                                    (1,725)           (1,867)
       Deferred revenue                                                    (1,204)             (334)
                                                                     -------------       -----------
         Net cash used in operating activities                            (29,779)          (15,398)
                                                                     -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities                                     (377,407)         (247,083)
  Proceeds from marketable securities                                     395,548           197,979
  Purchases of property, plant and equipment                               (2,359)           (6,179)
  Cash paid for transaction costs, net of cash received
    for acquisition of Prolifaron                                               -              (430)
                                                                     -------------       -----------
         Net cash provided by (used in) investing activities               15,782           (55,713)
                                                                     -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                  236           210,798
  Repayments of notes payable                                                   -              (277)
  Other                                                                         -               307
                                                                     -------------       -----------
         Net cash provided by financing activities                            236           210,828

                                                                     -------------       -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (13,761)          139,717


CASH AND CASH EQUIVALENTS, beginning of period                            135,188            91,858

                                                                     -------------       -----------
CASH AND CASH EQUIVALENTS, end of period                                $ 121,427         $ 231,575
                                                                     =============       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest expense                                        $   7,018         $   7,223
                                                                     =============       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Cashless exercise of stock award                                      $     600                 -
                                                                     =============       ===========
  Acquisition of Prolifaron through the issuance of
    common stock and stock options                                              -         $  43,945
                                                                     =============       ===========

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

                                                     Nine months ended April 30,
                                                     ---------------------------
                                                                2001
                                                                ----
     Contract research revenues                               $  9,654
     Loss before cumulative effect of adoption of SAB 101      (20,188)
     Net loss                                                  (29,306)
     Basic and diluted net loss per common share              $  (1.70)

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Shares used in computing basic and
       diluted net loss per common share                        17,192

The unaudited pro forma condensed consolidated financial information is not necessarily indicative of what actual results would have been had the transaction occurred on the dates indicated and do not purport to indicate the results of future operations.

3.   Procter & Gamble Pharmaceuticals Collaboration -

The Company and Procter & Gamble Pharmaceuticals ("P&G") entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. The Company granted P&G an exclusive license to the Company's intellectual property related to pexelizumab, with the right to sublicense. P&G agreed to fund generally all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. Additionally, P&G agreed to pay the Company up to $95 million in payments, which included a non-refundable up-front $10 million license fee, milestone payments (including up to $33 million in milestone payments for achievement of certain sales thresholds), and research and development support payments. The Company was also to receive royalties on worldwide sales of pexelizumab, if any, for all indications. The Company retained a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. The Company shared co-promotion rights with P&G to sell, market and distribute pexelizumab in the United States ("U.S."), and granted P&G the exclusive rights to sell, market and distribute pexelizumab outside of the U.S.

In December 2001, the Company and P&G entered into a binding memorandum of understanding ("MOU") pursuant to which they revised their January 1999 collaboration. The Company expects to enter into a revised definitive collaboration agreement that reflects the terms of the MOU. Under the revised structure, the Company and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that the Company and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. The Company is responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two acute myocardial infarction ("AMI") Phase II clinical trials in myocardial infarction ("heart attack") patients that recently completed enrollment. The Company has agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery ("CABG") -Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI-Phase III clinical trial costs.


4.   Cumulative Effect of Accounting Change -

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addresses revenue recognition in the biotechnology industry for non-refundable upfront fees. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. The Company elected to adopt SAB 101 during the quarter ended April 30, 2001, retroactive to August 1, 2000, and therefore the quarter ended and nine months ended April 30, 2002 reflects the adoption of SAB 101. As a result of the adoption of SAB 101, the Company has changed its revenue recognition policy for up-front non-refundable payments from immediate recognition to deferral of the revenue with the up-front fee amortized into revenue over the life of the agreement.

In 1999, the Company recognized $10 million of revenue from a non-refundable up-front licensing fee received from P&G (see Note 3 and 7). With the adoption of SAB 101, the Company is now recognizing this $10 million license fee as revenue over the average of the remaining patent lives of the underlying technologies (17 years) as the agreement with P&G provided for ongoing collaborative services and the funding of specified clinical development and manufacturing costs of the Company's pexelizumab product candidate. The license is being recognized over the lives of the patents, as the agreement does not have a specified contractual term. As part of the change to this accounting method, the Company has recognized a non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. The Company recognized $147,000 and $441,000 of revenue in each of the three and nine months ended April 30, 2002 and 2001, respectively, that was previously recognized and is included in the cumulative effect adjustment. There are no income tax effects related to this accounting change.

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

A reconciliation of reported net loss to adjusted net loss before amortization of goodwill is as follows (dollars in thousands, except per share amounts):

                                            Three months      Nine months
                                            ------------      -----------
                                           ended April 30    ended April 30
                                           --------------    --------------
                                           2002      2001      2002      2001
                                           ----      ----      ----      ----
          Reported net loss              ($17,105) ($6,462)  ($35,704) ($49,507) -a)
          Amortization of goodwill              -      847          -     2,074
                                         --------- --------  --------- ---------
          Adjusted net loss              ($17,105) ($5,615)  ($35,704) ($47,433) -a)
                                         ========= ========  ========= =========

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          Basic and diluted loss per share:
          --------------------------------
          Reported net loss                 ($0.94) ($0.36)    ($1.97)   ($2.89) -b)
          Amortization of goodwill               -     .05          -       .12
                                            ------- -------    -------   -------
          Adjusted net loss                 ($0.94) ($0.31)    ($1.97)   ($2.77) -b)
                                            ======= =======    =======   =======

     (a- includes the non-cash charge for IPRD of $21,000 and Cumulative Effect of Adoption of SAB 101 of $9,118
     (b- includes the non-cash charges for IPRD of $1.23 and Cumulative Effect of Adoption of SAB 101 of $0.53


6.   Net Loss Per Share -

The Company computes and presents net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 3,539,969 and 1,127,555 shares, respectively, of common stock at April 30, 2002. There is no difference in basic and diluted net loss per common share for the three and nine months ended April 30, 2002 and 2001 as the effect of common share equivalents is anti-dilutive.


7.   Revenues -

During the nine months ended April 30, 2002 and 2001, the Company recorded contract research revenues from research and development support payments, license fees and a milestone payment under collaboration with third parties, and amounts received from various government grants.

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

Through April 30, 2002, the Company had received proceeds of approximately $50.7 million from P&G. These proceeds included the non-refundable up-front license fee of $10 million in fiscal 1999 (see Note 4) and $40.7

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

million for research and development support expenses, including the first milestone payment of $2 million for initiation of the CABG-Phase III trial.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. Based upon costs incurred under these projects as of April 30, 2002, the Company has up to approximately $0.5 million of additional funding available under these grants.

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

                                       Three months ended  April 30,   Nine months ended April 30,
                                       -----------------------------   ---------------------------
                                                2002         2001              2002        2001
                                                ----         ----              ----        ----
     Collaboration/Grant Awards

     P&G..............................          $272       $1,383            $4,319      $7,195
     U.S. government grants...........           246          361             1,205       1,036
     Other............................            21          216               255         302
                                               -----       ------            ------      -------
                                                $539       $1,960            $5,779      $8,533
                                               =====       ======            =======     =======


8.   Convertible Subordinated Notes -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per common share. The Company incurred interest expense of approximately $1.7 million and $5.2 million for the three and nine months ended April 30, 2002, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was $143,000 and $430,000 for the three and nine months ended April 30, 2002, respectively.

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

A summary of total comprehensive loss is as follows (dollars in thousands):

                                                Nine months ended April 30,
                                                ---------------------------
                                                   2002            2001
                                                   ----            ----
          Net loss                              $(35,704)        $(49,507)
          Other comprehensive income (loss)         (234)             379

                          ALEXION PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                ---------        ---------
          Total comprehensive loss              $(35,938)        $(49,128)
                                                =========        =========


10.  State Tax Benefit -

As a result of recent legislation, the State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental research and development credits, as defined. During the quarter ended January 31, 2002, the Company had filed a claim to exchange their fiscal 2001 incremental research and development credit and as a result recognized a state tax benefit and state tax receivable of $700,000.

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


Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

Our two lead product candidates are antibodies that address specific diseases that arise when the human immune system attacks the human body itself and produces undesired inflammation. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body's immune system against the target, block activities of the target or stimulate activities of the target.

We are currently examining our two lead antibody product candidates in eight different clinical development programs. One of our antibody product candidates, pexelizumab, is an antibody fragment being developed in collaboration with Procter & Gamble Pharmaceuticals, or P&G, and has completed a Phase IIb study in patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. In September 2000, the United States Food and Drug Administration, or FDA, granted "Fast Track" status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA.

In January 2002, we commenced initiation of a pivotal Phase III clinical trial of pexelizumab, called PRIMO-CABG, in approximately 3,000 patients undergoing CABG with CPB. The Phase III trial will assess the safety and efficacy of pexelizumab in reducing the combined incidence of death or myocardial infarction in this patient population. Also in collaboration with P&G, we are currently conducting two additional Phase II studies with pexelizumab in acute myocardial infarction or heart attack patients: one study in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, and the other in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. The thrombolytic study completed patient enrollment in January 2002 and the angioplasty study completed patient enrollment in April 2002. Evaluation of each study awaits completion of all follow-up patient visits, data collection and subsequent data analysis.

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

                          ALEXION PHARMACEUTICALS, INC.

In both the studies in rheumatoid arthritis and membranous nephritis, enrollment has commenced in additional 12-month open-label extension studies to test long-term safety. We have undertaken separate early stage clinical programs to study eculizumab in several additional diseases. In January 2002, we completed a Phase I pilot safety trial in dermatomyositis, an inflammatory skin and muscle disorder, which indicated that eculizumab appeared to be safe and well tolerated in this patient population. We also initiated a Phase I pilot safety trial in patients with bullous pemphigoid, a severe inflammatory skin disorder. Although there were no apparent safety issues, at this time, we have elected not to pursue this program further in order to more efficiently focus resources on other on-going eculizumab development programs. In June 2002, we initiated a Phase I pilot safety study of eculizumab in paroxysmal nocturnal hemoglobinuria, or PNH, patients. PNH is a rare, blood disease characterized by severe anemia and risk of blood clotting or thrombosis. We also completed a Phase I pilot safety trial of eculizumab in psoriasis patients which indicated that eculizumab appeared to be safe and well tolerated. At this time, we are not pursuing psoriasis as a clinical indication.

Through AAT, our wholly owned subsidiary with extensive combinatorial human antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer. We are also studying Apogen immunotherapeutic products to target T-cell related disorders and are developing therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of April 30, 2002, we had an accumulated deficit of $160.0 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force and we may need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and marketing requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our 1999 collaboration. Under the revised structure, we will share responsibility and decision-making for all future United States, or U.S., development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Per the MOU, our revised collaboration with P&G provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. We will continue to receive milestone payments for certain regulatory filings and approvals and we will receive a royalty on sales outside the U.S., if any.

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

                          ALEXION PHARMACEUTICALS, INC.

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

     Goodwill, net - At April 30, 2002, we carry $20.2 million of goodwill, net, acquired in connection with our acquisition of Prolifaron (see Financial Note No. 2), representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

Results of Operations

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

                                          Three months ended  April 30,    Nine months ended April 30,
                                          -----------------------------    ---------------------------
                                                    2002         2001            2002        2001
                                                    ----         ----            ----        ----
         Collaboration/Grant Awards

         P&G............................            $272       $1,383          $4,319      $7,195
         U.S. government grants.........             246          361           1,205       1,036
         Other..........................              21          216             255         302
                                                   -----       ------          ------      ------
            Contract Research Revenues              $539       $1,960          $5,779      $8,533
                                                   =====       ======          ======      ======

         Three Months Ended April 30, 2002
         Compared with Three Months ended April 30, 2001

We earned contract research revenues of $539,000 for the three months ended April 30, 2002 and $2.0 million for the same period ended April 30, 2001. The $1.4 million decrease resulted primarily from the decreased research and development support payments from P&G as compared to the same period a year ago. Decreased research and development support payments resulted principally from our revised collaboration with P&G during the quarter ended January 31, 2002 (see Liquidity and Capital Resources).

                          ALEXION PHARMACEUTICALS, INC.

We incurred research and development expenses of $15.9 million for the three months ended April 30, 2002 and $8.4 million for the three months ended April 30, 2001. The $7.5 million increase resulted principally from ongoing pexelizumab Phase III CABG clinical trial costs incurred, increased manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, and increased payroll costs. Eculizumab is currently in clinical development for rheumatoid arthritis, membranous nephritis, dermatomyositis, PNH, and lupus nephritis patients. In addition, as part of our revised collaboration, we and P&G agreed that we would bear the first 50% of the on-going Phase III PRIMO-CABG clinical trial costs, including the incurred pexelizumab manufacturing costs for phase III clinical supplies.

Our general and administrative expenses were $2.4 million for the three months ended April 30, 2002 and $1.9 million for the three months ended April 31, 2001. This increase resulted principally from higher personnel costs and business insurance costs.

During the three months ended April 30, 2002, we recognized no amortization of goodwill as the adoption of Statement of Financial Accounting Standard or SFAS No. 142, "Goodwill and Other Intangible Assets", permitted us to cease amortization of goodwill effective August 1, 2001 (see Financial Note 5). We incurred approximately $847,000 of non-cash charges associated with the amortization of goodwill during the three months ended April 30, 2001.

Investment income was $2.6 million for the three months ended April 30, 2002 and $4.6 million for the three months ended April 30, 2001. The decrease in investment income of $2.0 million resulted primarily from reduced market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $1.9 million for the quarters ended April 30, 2001 and 2002.

As a result of the above factors, we incurred a net loss of $17.1 million or $0.94 basic and diluted net loss per common share for the three months ended April 30, 2002 compared to a net loss of $6.5 million or $0.36 basic and diluted net loss per common share for the three months ended April 30, 2001. Excluding the $847,000 non-cash charge from the amortization of goodwill, the pro forma net loss for the three months ended April 30, 2001 would have been $5.6 million or $0.31 basic and diluted net loss per common share (see statement of operations below).


     Nine Months Ended April 30, 2002
     Compared with Nine Months ended April 30, 2001

We earned contract research revenues of $5.8 million for the nine months ended April 30, 2002 and $8.5 million for the same period ended April 30, 2001. The $2.7 million decrease in revenues was primarily due to lower research and development support payments from P&G resulting from the completion of the Phase IIb pexelizumab CABG study last year and as a result of our revised collaboration (see Liquidity and Capital Resources), offset by the receipt of a $2.0 million milestone payment from P&G for the initiation of our Phase III CABG trial in January 2002.

We incurred research and development expenses of $40.6 million for the nine months ended April 30, 2002 and $28.7 million for the nine months ended April 30, 2001. The $11.9 million increase resulted principally from our incurred ongoing pexelizumab Phase III CABG clinical trial costs, expensed manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, higher research payroll costs and research costs associated with product discovery and development. The manufacturing costs included the expense of $3.5 million of expenses associated with manufacturing of pexelizumab for Phase III trials that had previously been recognized as unbilled reimbursable contract costs.

Our general and administrative expenses were $5.9 million for the nine months ended April 30, 2002 and $5.3 million for the three months ended April 31, 2001. This increase resulted principally from higher personnel costs due to increased staffing levels to support growth of the Company.

                          ALEXION PHARMACEUTICALS, INC.

During the nine months ended April 30, 2001, we incurred approximately $32.2 million of non-cash charges representing a one-time $21.0 million in-process research and development, or IPRD, charge, $2.1 million of amortization of goodwill, and a one-time $9.1 million cumulative effect of adoption of Staff Accounting Bulletin No 101 or SAB 101 (see Financial Note 4).

Investment income was $10.0 million for the nine months ended April 30, 2002 and $13.9 million for the nine months ended April 30, 2001. The decrease in investment income of $3.9 million resulted primarily from reduced market interest rates. Interest expense was $5.8 million for the nine months ended April 30, 2002 versus $5.9 million for the same period last year.

As a result of the above factors, we incurred a net loss of $35.7 million or $1.97 basic and diluted net loss per common share for the nine months ended April 30, 2002 compared to a net loss of $49.5 million or $2.89 basic and diluted net loss per common share for the nine months ended April 30, 2001.

Excluding the $32.2 million of non-cash charges, IPRD, amortization of goodwill, and cumulative effect of adoption of SAB 101 as described above, the pro forma net loss for the nine months ended April 30, 2001 would have been $17.3 million or $1.01 basic and diluted net loss per common share. A statement of operations for the current fiscal periods compared to the pro forma statement of operations for the same periods a year ago is shown below (dollars in thousands, except for per share data).

                                                Three months ended Apr. 30,   Nine months ended Apr. 30,
                                                ---------------------------   --------------------------
                                                    2002         2001            2002         2001
                                                    ----         ----            ----         ----
                                                               pro forma -a)               pro forma-a)
Contract Research Revenues                        $    539      $ 1,960       $  5,779     $  8,533
                                                  ---------     --------      ---------    ---------
Operating Expenses
     Research and development                       15,906        8,362         40,620       28,684
     General and administrative                      2,432        1,916          5,867        5,265
                                                  ---------     --------      ---------    ---------
           Total operating expenses                 18,338       10,278  -a)    46,487       33,949 -a)
                                                  ---------     --------      ---------    ---------
Operating loss                                     (17,799)      (8,318) -a)   (40,708)     (25,416)-a)

     Investment income                               2,621        4,646         10,077       13,990
     Interest expense                               (1,927)      (1,943)        (5,773)      (5,889)
                                                  ---------     --------      ---------    ---------

Loss before state tax benefit                      (17,105)      (5,615)       (36,404)     (17,315)
     State tax benefit                                   -            -            700            -
                                                  ---------     --------      ---------    ---------

Net loss                                          $(17,105)     $(5,615) -a)  $(35,704)    $(17,315)-a)
                                                  =========     ========      =========    =========

Net loss per share                                $  (0.94)     $ (0.31) -a)  $  (1.97)    $  (1.01)-a)
                                                  =========     ========      =========    =========

     (a - excludes non-cash charges: IPRD, Amortization of Goodwill, and Cumulative effect of adopting SAB 101


Liquidity and Capital Resources

As of April 30, 2002, we had working capital of $313.3 million, including $325.2 million of cash, cash equivalents and marketable securities. This compares with working capital at July 31, 2001 of $354.8 million, including $355.3 million of cash, cash equivalents and marketable securities. This decrease in working capital was primarily due to funding our operating expenses.

                         ALEXION PHARMACEUTICALS, INC.

Net cash used in operating activities for the nine months ended April 30, 2002 was $29.7 million. This consists of our net loss of $35.7 million and an increase in other assets of $6.0 million, offset by $2.8 million of non-cash depreciation and amortization expenses, $6.5 million reduction in reimbursable contract costs and $8.4 million increase in accounts payable and accrued expenses. Net cash used in operating activities was impacted by $2.0 million from realized gain in marketable securities that was recognized in investment income.

Net cash provided by investing activities for the nine months ended April 30, 2002 was $15.7 million. Net cash provided by investing activities included $18.1 million of proceeds from investments, net of purchases of marketable securities offset by $2.4 million of property, plant and equipment additions.

Our cash, cash equivalents, and marketable securities totaled $325.2 million on April 30, 2002. We anticipate that our existing capital resources as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing of our C5 inhibitor product candidates and support our broad research and development of our additional product candidates. The indications we are currently investigating for our lead C5 product candidates are respectively: pexelizumab in cardiopulmonary bypass and acute myocardial infarction or heart attack, and 5G1.1 or eculizumab for the treatment of rheumatoid arthritis, membranous nephritis, dermatomyositis, PNH, and lupus nephritis.

Our commercial commitments consists principally of our $120 million of convertible subordinated notes, a $3.9 million note payable, our operating leases - principally for facilities and equipment, and an open letter of credit of $200,000 which serves as a security deposit on our facility lease in Cheshire, Connecticut. We have no outstanding capital leases. We have cancelable research and development and clinical manufacturing commitments and anticipated supporting arrangements, subject to certain limitations and cancellation clauses, aggregating approximately $64 million over the next three years. In addition, we have various annual license fees, aggregating approximately $2 million over the next five years, for licenses we have acquired for the development and commercialization of some of our product candidates as currently contemplated. And, if and when we achieve specified contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to $24 million.

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

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides for us and

                         ALEXION PHARMACEUTICALS, INC.

P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forgo further research and development support payments from P&G.

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

We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts and continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our operating expenses will depend on many factors, including:

     . the progress, timing and scope of our research and development programs; . the progress, timing and scope of our preclinical studies and clinical trials;
     .  the time and cost necessary to obtain regulatory approvals;
     . the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;
     .  the time and cost necessary to develop sales, marketing and distribution capabilities;
     . changes in applicable governmental regulatory policies; and . any new collaborative, licensing and other commercial relationships that we may establish.

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

                         ALEXION PHARMACEUTICALS, INC.

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

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All are interest-bearing securities that are subject to interest rate risk, and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term to maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have any material exposure to interest rate risk. The marketable securities as of April 30, 2002 had maturities of less than two years. The weighted-average interest rate on marketable securities at April 30, 2002 was approximately 3.0%. The fair value of marketable securities held at April 30, 2002 was $204.2 million.

We believe the $3.9 million note payable approximates fair value based upon recent borrowing rates. The carrying value of the $120 million convertible subordinated notes exceeded fair value by approximately $48.8 million based upon the trading values reported at April 30, 2002.

                         ALEXION PHARMACEUTICALS, INC.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports

          Form 8-K

          Report on Form 8-K, filed on March 19, 2002, disclosing that the Corporation had promoted David W. Keiser to President and Chief Operating Officer. Additionally, he has been elected as a Director of the Corporation, expanding the total membership of the Board to eight.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALEXION PHARMACEUTICALS, INC.

Date: June 13, 2002                  By:  /s/ Leonard Bell, M.D.
                                        ---------------------------------------
                                          Leonard Bell, M.D.
                                          Chief Executive Officer, Secretary
                                            and Treasurer (principal executive
                                            officer)


Date: June 13, 2002                  By:  /s/ David W. Keiser
                                        ---------------------------------------
                                          David W. Keiser
                                          President and Chief Operating Officer
                                            (principal financial officer)


Date: June 13, 2002                  By:  /s/ Barry P. Luke
                                        ---------------------------------------
                                          Barry P. Luke
                                          Vice President of Finance and
                                          Administration (principal accounting
                                            officer)