Form 10-K
period 2002-07-31
ALEXION PHARMACEUTICALS INC
filed 2002-10-29
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number:    0-27756

ALEXION PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3648318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

352 Knotter Drive, Cheshire Connecticut 06410
(Address of Principal Executive Offices) (Zip Code)

203-272-2596
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, par value $0.0001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on October 24, 2002, was approximately $176,404,000.

The number of shares of Common Stock outstanding as of October 24, 2002 was 18,204,796.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S INDUSTRY, MANAGEMENT’S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY’S MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER “RISK FACTORS,” ATTACHED HERETO AS EXHIBIT 99.2, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

Item 1.    Business.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular, autoimmune and hematologic disorders, inflammation and cancer. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs. During the fiscal years ended July 31, 2002, 2001, and 2000, we spent $60.0 million, $38.9 million, and $40.2 million, respectively, on research and development activities, excluding acquisition related non-cash charges for in-process research and development and amortization of goodwill.

Our two lead product candidates are therapeutic antibodies that address specific diseases that arise when the human immune system produces inappropriately activated inflammation in the human body. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body’s immune system against the target, block activities of the target or stimulate activities of the target. We are currently examining our two lead antibody product candidates in eight different clinical development programs.

One of our antibody product candidates, pexelizumab, is an antibody fragment being developed in collaboration with Procter & Gamble Pharmaceuticals, or P&G. In January 2002, we commenced enrollment of a pivotal Phase III clinical trial of pexelizumab, called PRIMO-CABG, in approximately 3,000 patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. The Phase III trial will assess the safety and efficacy of pexelizumab in reducing the combined incidence of death or myocardial infarction in this patient population. In September 2000, the United States Food and Drug Administration, or FDA, granted “Fast Track” status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA.

Also in collaboration with P&G, we are conducting two Phase II studies with pexelizumab in acute myocardial infarction or heart attack patients: one study in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, and the other in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. The thrombolytic study, called COMPLY, completed patient enrollment in January 2002 and the angioplasty study, called COMMA, completed patient enrollment in April 2002. For each of these studies, enrollment completion is followed by completion of all follow-up patient visits, data collection and subsequent data analysis. We expect data from the COMPLY and COMMA trials to be presented at the American Heart Association meeting in November 2002.

Our other lead antibody product candidate, eculizumab, is in clinical development for the treatment of a variety of chronic autoimmune diseases. In rheumatoid arthritis patients, we have completed enrollment in a 12 month extension trial related to our completed Phase IIa rheumatoid arthritis trial. In January 2002, we initiated a Phase IIb study in rheumatoid arthritis patients and enrollment is on-going in a 12 month extension trial related to this study. A separate Phase II study in membranous nephritis, a kidney disease, was completed in September 2002 and enrollment has been completed in a 12 month extension study connected with this trial. We have undertaken separate early stage clinical programs to study eculizumab in several additional diseases. We completed a Phase I pilot safety trial of eculizumab in psoriasis patients which indicated that eculizumab appeared to be safe and well tolerated in these patients. At this time, we are not pursuing psoriasis as a clinical indication. In January 2002, we completed a Phase I pilot safety trial in dermatomyositis, an inflammatory skin and muscle disorder, which indicated that eculizumab appeared to be safe and well tolerated in this patient population. We reviewed the clinical data with the FDA and intend to initiate a Phase II clinical study for eculizumab in this disease. We also initiated a Phase I pilot safety trial in patients with bullous pemphigoid, a severe inflammatory skin disorder. Although there were no apparent safety issues, at this time, we have elected not to pursue this program further in order to more efficiently focus resources on other on-going eculizumab development programs.

In June 2002, we initiated an open-label Phase I pilot safety study of eculizumab in paroxysmal nocturnal hemoglobinuria, or PNH, patients. PNH is a rare, blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Patient enrollment for the Phase I pilot study in PNH was completed in September 2002 and an open-label 12 month extension study to evaluate long-term safety is on-going. Evaluation of the initial pilot study awaits completion of all follow-up patient visits, data collection, and subsequent data analysis. We expect data from this pilot study to be presented at the American Society of Hematology meeting in December 2002.

Through AAT, our wholly owned subsidiary with extensive combinatorial human antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer. We are also seeking to develop therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of July 31, 2002, we had an accumulated deficit of $180.8 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force. We may need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization, where we will still play a major role.

The Immune System

The human immune system defends the body from attack or invasion by infectious agents or pathogens. This is accomplished through a complex system of proteins and cells, primarily complement proteins, antibodies and white blood cells, each with a specialized function. Under normal circumstances, complement proteins, together with antibodies and white blood cells, act to protect the body by removing:

•	harmful micro-organisms;

•	cells containing foreign proteins known as antigens; and

•	disease-causing combinations of antigens and antibodies known as immune complexes.

When activated by stimuli, the immune system triggers a series of enzymatic and biochemical reactions called the complement cascade that results in an inflammatory response. This inflammatory response is one of the immune system’s weapons against foreign pathogens or otherwise diseased tissue. However, under certain circumstances, the complement cascade may be activated inappropriately to direct an inflammatory response at healthy tissue, which may result in acute and chronic inflammatory conditions.

Common heart diseases and procedures in which the complement cascade is activated include:

•	cardiopulmonary bypass surgery;

•	acute myocardial infarction or heart attack;

•	unstable angina or painful chest pains associated with an insufficient blood supply to the heart;

•	angioplasty or procedures for opening up narrowed or blocked arteries that supply the heart; and

•	stroke and other peripheral vascular or blood circulatory diseases.

Autoimmune or hematologic diseases in which the complement cascade is activated include:

•	rheumatoid arthritis;

•	kidney diseases;

•	lupus;

•	inflammatory bowel diseases;

•	inflammatory skin and muscle disorders;

•	multiple sclerosis; and

•	paroxysmal nocturnal hemoglobinuria, or PNH.

Product Development Programs

We have focused our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Currently available drugs for certain autoimmune, cardiovascular, and hematologic disorders, in which the immune system attacks the patient’s own tissue, broadly suppress the entire immune system, and may also cause potentially severe side effects. Our lead product candidates, which are genetically altered antibodies known as C5 complement inhibitors, or C5 Inhibitors, are designed to selectively block the production of inflammation-causing proteins in the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. Additionally, we are seeking to develop UniGraft xenotransplants or use of non-human cells and tissues for neurologic or nervous systems disorders.

Our product candidates are as follows:

Product candidate	Technology	Indication	Status
Pexelizumab	C5 Inhibitor (single chain antibody)	Coronary Artery Bypass Graft surgery (CABG) with cardiopulmonary bypass (CPB)	Phase III trial ongoing (PRIMO-CABG)
Myocardial Infarction
		(1) Thrombolysis(a)	Phase II trial enrollment completed (COMPLY)
		(2) PTCA(b)	Phase II trial enrollment completed (COMMA)
Eculizumab	C5 Inhibitor (whole antibody)	Rheumatoid Arthritis	Phase IIb trial on-going; extension study on-going
		Membranous Nephritis	Phase II trial enrollment completed; extension study on-going
		Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase I trial enrollment completed; extension study on-going
		Lupus Nephritis	Phase II trial under review for re-design
		Dermatomyositis	Phase Ib trial completed
UniGraft-SCI	Cell replacement	Spinal Cord Injury	Pre-clinical
UniGraft-PD	Cell replacement	Parkinson’s Disease	Pre-clinical

(a)	dissolving clots that block heart vessels
(b)	percutaneous transluminal coronary angioplasty or PTCA, a procedure for opening up narrowed or blocked arteries that supply blood to the heart

C5 Inhibitors

Complement proteins are a series of inactive proteins circulating in the blood. When activated by stimuli, including those associated with both acute and chronic inflammatory disorders, these inactive complement proteins are split by enzymes known as convertases into activated byproducts through the complement cascade.

Some of these byproducts, notably C3b, are helpful in fighting infections and inhibiting autoimmune disorders. However, the byproducts generated by the cleavage of C5, known as C5a and C5b-9, generally cause harmful inflammation if inappropriately or over-activated. The inflammatory byproducts of C5 cause:

•	activation of white blood cells;

•	attraction of white blood cells;

•	production of injurious hormones including tumor necrosis factor-alpha;

•	activation of blood vessel-lining cells called endothelial cells, allowing leakage of white blood cells into tissue;

•	activation of blood-clotting cells called platelets; and

•	lysis of red blood cells that are deficient in complement inhibitors.

The following diagram illustrates the complement cascade:

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

In laboratory and animal models of human disease, we have shown that the administration of C5 Inhibitor, as compared to placebo, is effective in:

•	preventing inflammation during cardiopulmonary bypass;

•	reducing heart tissue damage during myocardial infarction;

•	reducing brain damage in cerebral ischemia or reduced blood flow to brain tissue;

•	enhancing survival in a model of lupus;

•	preserving kidney function in nephritis or inflammation of kidney tissue; and

•	preventing lysis of red blood cells.

In addition, in human clinical trials, we have shown that C5 Inhibitors may be associated with reduction of:

•	inflammation during cardiopulmonary bypass surgery;

•	heart tissue damage during cardiopulmonary bypass surgery;

•	new cognitive or mental faculty deficits after cardiopulmonary bypass surgery;

•	an objective measure of disease activity in rheumatoid arthritis patients; and

•	the incidence of proteinuria or abnormal loss of substantial amounts of protein in a patient’s urine in lupus patients.

C5 Inhibitor Immunotherapeutic Product Candidates

We are developing one of our two lead C5 Inhibitor product candidates, pexelizumab, for the treatment of inflammation related to acute cardiovascular diseases and procedures. Our initial indications for pexelizumab are coronary artery bypass graft surgery with cardiopulmonary bypass surgery, myocardial infarction utilizing thrombolysis, and myocardial infarction utilizing percutaneous transluminal coronary angioplasty or PTCA, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. We are developing our other C5 Inhibitor product candidate, eculizumab, for the treatment of inflammation related to chronic autoimmune disorders and hematologic disorders. The initial indications for which we are pursuing clinical development activities for eculizumab are rheumatoid arthritis, membranous nephritis, lupus nephritis, PNH, and dermatomyositis. The selection of these indications is based upon our belief that each represents a clinical condition which is:

•	closely tied to the production of activated complement byproducts;

•	characterized by clear development pathways;

•	inadequately treated by current therapies; and

•	associated with substantial health care costs.

To date, pexelizumab and eculizumab have been observed to be safe and well tolerated in completed and ongoing clinical trials in which over 4,500 individuals were treated with either C5 Inhibitor or placebo.

Pexelizumab

Pexelizumab is a humanized, single chain antibody that has been shown to block complement activity for up to 4-10 hours after a single injection at the doses tested and is designed for the treatment of acute inflammatory conditions. In January 1999, we entered into a collaboration arrangement with Procter & Gamble Pharmaceuticals, or P&G, to develop and commercialize pexelizumab. Under this collaboration, we are pursuing the development of pexelizumab for the treatment of inflammation caused by various acute cardiovascular indications and procedures such as coronary artery bypass graft surgery with cardiopulmonary bypass surgery, and myocardial infarction utilizing thrombolysis or angioplasty. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we and P&G share decision-making and responsibility for all future United States, or U.S., development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Also see section “Strategic Alliance with Procter & Gamble”. A letter of understanding has been signed relating to the negotiation and completion of an agreement with a third party manufacturer for the large scale commercial manufacture of pexelizumab over 5 years.

Cardiopulmonary Bypass Surgery

In cardiopulmonary bypass surgery, or CPB, blood is diverted from a patient’s heart and lungs to a cardiopulmonary, heart-lung, bypass machine in the operating room. The machine adds oxygen to the blood and circulates the oxygenated blood to the organs in the patient’s body. Significant side effects of CPB include heart damage and excessive bleeding during and after the procedure. We believe these side effects may result from the activation of the complement cascade when the patient’s blood comes into contact with the plastic lining of the machine. Additionally, these side effects may also result from complement activation that occurs when insufficient blood flows through the heart as a result of the procedure and after blood flow through the heart is reintroduced following completion of the procedure; this combined reaction is sometimes called ischemia-reperfusion injury. Activated complement byproducts may be increased by over 1000% in patients undergoing CPB. The inflammation is also characterized by the activation of leukocytes, a type of white blood cell, and platelets, cells responsible for clotting. We believe that this leukocyte activation is associated with impaired lung, heart, brain and kidney function. We further believe that platelet activation and subsequent platelet dysfunction during the procedure impair a patient’s ability to stop the bleeding that occurs after extensive surgery.

Pexelizumab is designed to rapidly penetrate the patient’s tissues and to inhibit complement activation in patients immediately before, during and after cardiopulmonary bypass in order to reduce the cardiovascular and brain tissue damage and bleeding complications. We believe inhibition of the inflammatory response may reduce:

•	the incidence of death;

•	the incidence of heart tissue damage;

•	the incidence of stroke or brain tissue damage;

•	post-operative or after surgery complications;

•	the time spent by patients in the intensive care unit or ICU;

•	the scope of required treatments associated with CPB; and

•	perioperative bleeding resulting in the need for blood transfusions.

The American Heart Association estimated that in 1999, approximately 600,000 CPB operations were performed in the United States. Currently, products utilized in patients undergoing cardiopulmonary bypass are designed to enhance the coagulation of blood so as to reduce the need for blood transfusions. However, we believe these products have little beneficial effect on the heart and brain inflammatory complications associated with the surgery.

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

Clinical Trials—Coronary Artery Bypass Graft Surgery

In January 1999, we commenced dosing in a Phase IIb clinical trial with pexelizumab in patients undergoing coronary artery bypass graft surgery, or CABG during CPB, with or without accompanying valve surgery. The objective of this multi-center, double-blinded, randomized, placebo-controlled study was to assess the safety and effectiveness of pexelizumab in these patients. After completion of this trial, preliminary results from this trial were released in January 2001 which suggested that pexelizumab blocked complement, reduced inflammation and appeared to be safe and well-tolerated. Some patients in the trial experienced serious adverse events which included irregular heartbeat, infection, right heart failure and internal bleeding. The most common adverse events were irregular heartbeat, nausea and anemia. The primary therapeutic, exploratory pre-set goal of the trial, referred to as the primary endpoint, was not achieved. However, in the pre-specified population that included approximately 90% of the patient population, the 800 patients who had CABG, without valve surgery, those that received pexelizumab at the highest dose level experienced a significant reduction in larger post-surgical heart attacks.

In January 2002, we commenced initiation of a pivotal Phase III clinical trial of pexelizumab, called PRIMO-CABG, in approximately 3,000 patients undergoing CABG with CPB. The Phase III trial will assess the safety and efficacy of pexelizumab in reducing the combined incidence of death or myocardial infarction in this patient population. Patient enrollment is on-going.

Acute Myocardial Infarction

Myocardial infarction is an acute cardiovascular disorder in which the coronary arteries, the blood vessels that supply nutrients to the heart muscle, are blocked to such an extent that the flow of blood is insufficient to supply enough oxygen and nutrients to keep the heart muscle alive. With insufficient supply of blood, oxygen, and nutrients, the heart muscle may subsequently infarct or die. Upon the reduction in blood flow in the coronary artery, a complex cascade of inflammatory events involving complement proteins, platelets and leukocytes and their secreted factors, and endothelial cells, commences within the blood vessel. In patients suffering a myocardial infarction, activated complement byproducts are significantly elevated. This severe inflammatory response targeting the area of insufficient blood flow to cardiac muscle is associated with subsequent death of heart muscle. Restoration of blood flow is also associated with an additional inflammatory reaction with an accompanying production of activated complement byproducts. This combined reaction is sometimes called ischemia-reperfusion injury. In addition to the high incidence of sudden cardiac death at the onset, severe complications associated with the initial survival of an acute myocardial infarction include congestive heart failure, shock, stroke, and death. The American Heart Association estimates that approximately 1.1 million people in the United States will have a heart attack in 2002.

We are developing pexelizumab to inhibit inflammation associated with complement activation in order to reduce the extent of heart damage and other adverse conditions in patients suffering an acute myocardial infarction. In contrast, most drugs currently being developed or on the market to treat myocardial infarction are designed to improve blood flow through the heart, rather than treating the damaging effects of inflammation caused by myocardial infarction. We and our scientific collaborators have performed pre-clinical studies in rodents which have demonstrated that administration of a C5 Inhibitor during periods of insufficient supply of blood to the heart muscle and prior to restoration of normal flow to the heart muscle significantly reduced the extent of subsequent death of heart muscle compared to control animal studies. Additionally, administration of a C5 Inhibitor significantly reduced the extent of cardiac damage associated with reduced heart blood flow without subsequent restoration of blood flow.

Clinical Trials—Acute Myocardial Infarction

In October 1998, we commenced dosing subjects in a Phase I clinical trial in healthy individuals that was designed to evaluate dosing regimens for subsequent CPB and myocardial infarction clinical trials. We have used the results of this trial to select dosing regimens for subsequent clinical trials in acute myocardial infarction and CPB patients. The results of this trial indicated that pexelizumab was well tolerated at doses more than three times as high as had been previously administered. We completed patient enrollment in two Phase II clinical trials, each one designed to enroll approximately 900 patients, with our collaborator P&G, that test the safety and effectiveness of pexelizumab for the treatment of acute inflammation in patients suffering an acute myocardial infarction. One study is in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, and the other is in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. The thrombolytic study completed patient enrollment in January 2002 and the angioplasty study completed patient enrollment in April 2002. Evaluation of each study awaits completion of all follow-up patient visits, data collection and subsequent data analysis. We expect the data analyses to be presented at the American Heart Association meeting in November 2002.

Eculizumab

Eculizumab is a humanized antibody that blocks complement activity for one to two weeks at the doses tested and is designed for the chronic treatment of autoimmune diseases such as rheumatoid arthritis and nephritis and hematologic disorders such as PNH. Eculizumab is not included in the collaboration with P&G, and we have retained full rights to eculizumab.

Rheumatoid Arthritis

Rheumatoid arthritis is a chronic autoimmune disease directed at various organ and tissue linings, including the lining of the joints, causing inflammation and joint destruction. Clinical signs and symptoms of the disease include weight loss, joint pain, morning stiffness and fatigue. Further, the joint destruction can progress to redness, swelling and pain with frequent and severe joint deformity. Diagnostic procedures, which may include obtaining a sample of joint fluid, routinely demonstrate substantial elevations in the levels of activated complement byproducts in the joint fluid of affected rheumatoid arthritis patients. Rheumatoid arthritis is generally believed to be caused by different types of white blood cells, including T-cells, which both directly attack the patient's joints and also activate B-cells, another type of white blood cell, to produce antibodies that activate complement proteins in the joint leading to inflammation with subsequent tissue and joint destruction. It is estimated that more than 2.1 million people are currently affected by rheumatoid arthritis in the United States.

We are developing eculizumab for the treatment of patients with chronic inflammatory diseases, including rheumatoid arthritis. We have performed pre-clinical studies in rodent models of rheumatoid arthritis which have shown that C5 Inhibitor administration, as compared to placebo-treated subjects:

•	reduced the swelling in joints;

•	prevented the onset of erosion of joints;

•	reduced the inflammatory white blood cell infiltration into the joints;

•	prevented the spread of disease to additional joints;

•	blocked the onset of clinical signs of rheumatoid arthritis; and

•	reduced established disease.

Currently, there are a large number of anti-inflammatory drugs under development or on the market for the treatment of patients with rheumatoid arthritis. These drugs include non-steroidal anti-inflammatory drugs, and their more recent analog the COX-2 inhibitors, which generally treat the symptoms of the disease, but do not alter disease progression. There are also several currently available drugs that are disease-modifying agents, but these are associated with undesirable side effects. Recently, tumor necrosis factor, or TNF, inhibitors have been approved or are under development to reduce the inflammatory response. TNF is one of the many injurious substances that may be generated downstream of the complement cascade. In contrast to single agent inhibitors like TNF inhibitors, by acting at C5 of the complement cascade, we expect eculizumab both to block complement activation and reduce the production of many of these downstream harmful substances. Because of this novel mechanism, we believe that eculizumab may provide a more clinically beneficial effect for RA patients.

Clinical Trials—Rheumatoid Arthritis

In December 1997, we filed an Investigational New Drug application or IND with the U.S. Food and Drug Administration or FDA for eculizumab in the treatment of rheumatoid arthritis patients. In our early clinical trials, single doses of eculizumab appeared safe and well tolerated in the study populations as compared to placebo, showed dose-dependent reduction in complement activity in the study subjects, and showed a reduction in C-reactive protein blood levels in the study subjects. C-reactive protein is considered by many physicians to be the most objective component of the American College of Rheumatology’s definition of efficacy criteria for rheumatoid arthritis drug trials. Biological and clinical results from our Phase I/II trial demonstrated that 50% of rheumatoid arthritis patients receiving 8.0 mg/kg of eculizumab achieved an ACR 20 score, a measure of clinical benefit, as compared to 10% of placebo-treated patients.

We completed our first Phase IIa clinical trial testing the safety and effectiveness of repetitive dosing of eculizumab in patients with rheumatoid arthritis. Results showed that eculizumab appeared to be safe and well tolerated in patients in this trial. The most commonly observed adverse events were nausea and diarrhea. The results of this study suggested a significant three-month efficacy as measured by ACR 20 criteria for the active arm with a dosage regimen starting with five weekly loading doses followed by monthly intravenous or IV administration, compared to placebo. The primary endpoint, or therapeutic pre-set goal, for this trial was met by the group of patients who received this mid-level dosing regimen of eculizumab. Patients who received higher or lower doses of eculizumab in the clinical trial, did not achieve the primary endpoint. Our six-month safety data from this clinical trial showed that eculizumab appeared to be safe and well tolerated in this study population. Our on-going 12 month open label extension studies in RA will help us assess long-term safety.

In January 2002, we initiated a Phase IIb multi-center study in RA patients. The trial is designed to assess safety and efficacy of eculizumab and to confirm the most efficacious dose regimen of the drug. The trial will consist of approximately 300 patients who are being treated concomitantly with disease-modifying anti-rheumatic drugs. Patient enrollment is on-going. We have additionally commenced enrollment in an on-going 12 month open label extension study related to this Phase IIb RA trial.

Membranous Nephritis

The kidneys are responsible for filtering blood to remove toxic metabolites or breakdown by-products and maintaining the minerals and proteins in the blood that are required for normal metabolism. Each kidney consists of millions of individual filtering units, or glomeruli. When glomeruli are damaged, the kidney can no longer adequately maintain its normal filtering function. This may result in the build-up of toxins in the blood and the loss of valuable minerals and proteins in the urine. Clinically severe nephritis, or kidney inflammation, is found in many patients suffering from lupus and other autoimmune diseases. This condition occurs when more than 90% of the kidney is destroyed by disease. Kidney failure is frequently associated with:

•	hypertension;

•	strokes;

•	infections;

•	anemia;

•	heart, lung and joint inflammation;

•	coma; and

•	death.

Many forms of damage to the glomeruli are mediated by the immune system, particularly by antibodies and activated complement proteins. Membranous nephritis is a form of kidney inflammation that is believed to be caused by a chronic autoimmune disorder that targets the kidney. We estimate that there are approximately 150,000 people currently afflicted with membranous nephritis in the United States.

Membranous nephritis is characterized by kidney inflammation and dysfunction that may eventually progress to kidney failure. Diagnostic criteria for membranous nephritis include kidney biopsies that may demonstrate the presence of antibodies and activated complement byproducts in the kidneys of affected patients. The subsequent kidney inflammation leads to the abnormal loss of substantial amounts of protein in the patient’s urine; this condition is known as proteinuria and is recognized as an objective measurement of kidney disease. Loss of protein in the urine disturbs the normal control of water in the blood vessels and also is believed to directly further injure the kidney. Moreover, clinical studies by others have shown that the degree of proteinuria is associated with the incidence of subsequent kidney failure. Additional clinical signs associated with proteinuria may include:

•	abnormally low levels of protein in the blood;

•	abnormal lipid or fat elevations;

•	a propensity for abnormal blood clotting; and

•	substantial swelling in the abdomen, under the skin and in the legs.

Current therapies for membranous nephritis include potentially toxic drugs more frequently used to treat other indications such as cancer. These drugs generally act to broadly suppress the proliferation of many types of cells, including white blood cells. We believe that the usefulness of such therapies is generally limited due to their unfavorable side effects. Even with current therapies, in such a severe disease population more than 30% of the patients are expected to progress to renal or kidney failure, which may require dialysis or transplantation. In contrast, eculizumab directly targets the inhibition of deleterious complement activation. We believe eculizumab may exert more selective and effective anti-inflammatory activity without the adverse effects associated with current therapies.

We have performed pre-clinical studies in rodent models of nephritis and observed that C5 Inhibitor administration, as compared to placebo-treated subjects, substantially reduced:

•	scarring of the kidney;

•	breakdown of kidney tissue into the urine;

•	clogging of the kidney filtering units; and

•	proteinuria.

Clinical Trials—Membranous Nephritis

We are developing eculizumab for a group of kidney and kidney-related chronic autoimmune disorders, which include membranous nephritis, lupus nephritis, and lupus. Our strategy is to develop eculizumab in kidney disease by initially obtaining safety data in the more readily available lupus patient population and then to commence efficacy trials in patients with a kidney disorder known as membranous nephritis. We initiated a Phase II trial with eculizumab for the treatment of membranous nephritis patients because of the more uniform clinical presentations of membranous nephritis as compared to other autoimmune renal diseases.

In August 1999, we commenced a Phase II multi-center, double-blinded, randomized, placebo-controlled clinical safety and efficacy trial with multiple doses of eculizumab at two to four week dosing intervals that was intended to enroll approximately 120 membranous nephritis patients.

In February 2000, we announced that the FDA designated Fast Track status for development of eculizumab for the treatment of patients with membranous nephritis. This designation provides for expedited development and application review for approval of a drug through the FDA.

The Phase II trial patient enrollment for membranous nephritis was completed in February 2002. Evaluation of the study awaits completion of all follow-up patient visits, data collection and subsequent analysis. We expect the data analyses will be presented at a subsequent scientific meeting before the end of 2002. The on-going 12 month open label extension study in membranous nephritis will help us assess long-term safety.

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

Current therapies generally act to suppress broadly the proliferation of many types of cells, including white blood cells. In contrast, eculizumab directly targets the inhibition of deleterious complement activation. We believe eculizumab may exert more selective and effective anti-inflammatory activity without the adverse effects associated with current therapies.

We are developing eculizumab for the prevention and treatment of inflammation in lupus patients. We have performed pre-clinical studies in a rodent model of lupus. In this chronic rodent model that spontaneously develops a disease similar to lupus, substantially more animals treated with a C5 Inhibitor survived as compared to untreated control animals.

Clinical Trials—Lupus

We filed an IND with the FDA in late December 1997 for eculizumab in the treatment of patients suffering from lupus and began a Phase I clinical trial in lupus patients in July 1998. We announced results of this 24 patient, placebo-controlled clinical study in June 1999. This trial showed that a single dose of eculizumab appeared safe and well tolerated, reduced complement activity in a dose-dependent manner, and a single 8.0 mg/kg dose significantly lowered the incidence of proteinuria.

In June 2001, we announced the commencement of a Phase II eculizumab trial for lupus nephritis. Due to slow enrollment, a re-design of the study has been proposed. There have been no apparent safety issues in this study. Continuation of development depends on the evaluation of the re-design as well as availability of resources relative to other development programs.

Paroxysmal Nocturnal Hemoglobinuria or PNH, Dermatomyositis, Psoriasis, and Pemphigoid

In addition to the above disease indications, we commenced Phase I pilot clinical trials with, eculizumab in patients afflicted with the chronic hematologic disorder, paroxysmal nocturnal hemoglobinuria, or PNH, and also in the chronic autoimmune disorders dermatomyositis, psoriasis, and bullous pemphigoid. Paroxysmal nocturnal hemoglobinuria, or PNH, is a rare, autoimmune disorder characterized by severe anemia and risk of blood clotting or thrombosis. Patients with PNH have a deficiency in certain protective proteins on the surface of their red blood cells, allowing their own complement system to attack and destroy these red blood cells. According to published reports, the incidence of PNH is estimated to be between 1 per 1 million and 1 per 100,000. Approximately half the patients with PNH die from their disease. Dermatomyositis is an autoimmune disorder in which the immune system attacks the patients’ muscles and skin, which may cause extensive rash and progressive and severe muscle weakness, pain and fatigue. According to the Muscular Dystrophy Association, approximately 2,000—3,000 new cases of dermatomyositis are diagnosed each year in the U.S., with an estimated prevalence of approximately 5,000—20,000 patients. Psoriasis is life-long autoimmune disorder in which the immune system attacks the patient’s skin, which may cause red, painful and disfiguring scaling in the affected areas. Bullous pemphigoid is an autoimmune disorder in which the immune system attacks the patient’s skin, which may cause extensive and striking blistering and is associated with one-year mortality rates of between 20—40%.

Clinical Trials—PNH, Dermatomyositis, Psoriasis, and Pemphigoid

In September 2002, we completed patient enrollment in an open-label Phase I pilot study in the United Kingdom in patients with PNH to gather clinical data regarding the safety profile and the biological and clinical effects of eculizumab in this patient population. An open-label 12 month extension study to evaluate long-term safety is on-going. Evaluation of the initial pilot study awaits completion of all follow-up patient visits, data collection, and subsequent data analysis. We intend to review the clinical data with the FDA in order to finalize our clinical plan for eculizumab in this disease. We expect data from this pilot study to be presented at the American Society of Hematology meeting in December 2002.

We completed a Phase I pilot safety trial in dermatomyositis patients with eculizumab. Eculizumab treatment for two months appeared to be safe and well tolerated and associated with an improvement in skin rash in this 13 patient population. There were few adverse events noted, with most common adverse effects being skin rash and headache. Adverse events appeared comparable in placebo and drug populations. In this pilot Phase I trial, exploratory clinical measurements included clinical and laboratory assessments of skin rash and muscle strength. There were consistent trends in improvements with drug administration in subjective and objective measures of skin rash during the two-month trial. While there was little baseline skin inflammation in the placebo group, a majority of drug-treated patients who completed the trial experienced an improvement of 50% or more in their skin rash score. We reviewed the clinical data with the FDA and intend to initiate a Phase II clinical study for eculizumab in this disease. We also expect that data will be presented at a subsequent scientific meeting. In October 2000, we announced that the FDA granted Orphan Drug status for development of eculizumab for the treatment of patients with dermatomyositis. The Orphan Drug designation would provide Alexion with market exclusivity for eculizumab for this indication for seven years from the drug’s approval date.

We completed a Phase I clinical trial to investigate the safety of two months of therapy with eculizumab in psoriasis patients. Eculizumab appeared to be safe and well tolerated in this patient population. According to a standard measure of disease activity, eculizumab treatment for two months did not influence the outcome of psoriasis in this trial. At this time, we are not pursuing psoriasis as a clinical indication. We also initiated a Phase I pilot safety trial in patients with bullous pemphigoid, which was subsequently terminated. There were no apparent safety issues, but in view of difficulties in patient enrollment in this very rare disease, we have elected not to pursue this program further in order to more efficiently focus resources on other on-going eculizumab development programs.

Antibody Discovery Technology Platform

Combinatorial Human Antibody Library Technologies

In order to expand our pipeline of potential antibody therapeutics, in September 2000, we acquired Prolifaron, Inc., a privately held biopharmaceutical company, through a merger with our newly organized, wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT. AAT possesses extensive research expertise and technologies in the area of creating fully human antibodies from libraries containing billions of human antibody genes.

AAT’s goal is to develop new fully human therapeutic antibodies addressing multiple disease areas, including autoimmune and inflammatory disorders, cancer and infectious disease. AAT’s technologies involve, in part, the generation of diverse libraries of human antibodies derived from patients’ blood samples, and the screening of these libraries against a wide array of potential drug targets. We believe that these technologies may be optimally suited to the rapid generation of novel, fully human and humanized, therapeutic antibodies directed at validated clinical targets. To date, we have focused on identifying antibodies which may be therapeutically effective in different autoimmune or inflammatory disorders, cancer, and infectious diseases. In addition, we believe that these technologies could permit the pre-clinical validation of new gene targets that are coming out of the international effort to sequence the human genome. We also believe that these technologies might provide new therapeutic antibodies when the libraries are screened against certain of these new gene targets.

In May 2001, we announced the results of a pre-clinical study of a new class of therapeutic antibodies that accelerated the return to normal platelet levels in an animal model of bone marrow toxicity commonly found in cancer patients. Antibodies in this new class function as agonists that stimulate their cell target, rather than blocking it, and were created using a rational design and selection process utilizing proprietary technology developed at AAT. This new class of antibody agonists is designed to selectively bind to the c-Mpl receptor on the surface of platelet precursors and then to stimulate platelet-specific proliferation and differentiation both in vitro and in vivo. We believe that our c-Mpl agonist has potential use for patients who need treatment related to anti-cancer drug-induced thrombocytopenia, a frequent adverse event that occurs in various types of cancer treatment including leukemia, bone marrow transplantation for various disorders and certain solid tumors.

Pre-Clinical Programs

UniGraft Xenotransplantation Technologies Program

Most transplant procedures today are whole organ transplants. We believe that there is a far greater number of patients with medical disorders, such as Parkinson’s disease and spinal cord injury, that are caused by the functional loss of highly specialized cells. However, since there are no human donors of such specialized cells, there is currently no available supply of such cells for replacement therapy. Further, the immune system prevents the transplantation of cells from other species, known as xenografts, as they are recognized by the immune system as foreign and they are rejected. We are studying a portfolio of UniGraft anti-rejection technologies designed to permit the therapeutic transplantation, or xenotransplantation, of such cells without rejection.

Although approximately 21,000 people received whole organ transplants in the United States in 1999, there are many times that number of patients who have disorders that may be amenable to cell or tissue transplantation. It is estimated that this broader population includes approximately 200,000 patients suffering from spinal cord injury and 1.0 million individuals with Parkinson’s disease. In particular, we believe that use of a safe and effective cell transplantation therapy for patients with spinal cord injury or Parkinson’s disease would represent major therapeutic advances.

Neurologic Cell Transplantation

We have developed methods of blocking the immune system which are designed to permit the replacement of damaged human brain cells and other neurologic cells with potentially highly therapeutic genetically modified porcine or pig cells.

Rejection of non-human tissue by patients is generally believed to occur in two stages:

•	the hyperacute phase, which is very rapid, extending from minutes to hours; and

•	the acute phase, which is somewhat less rapid, extending from days to months.

Hyperacute rejection is generally believed to be mediated by naturally-occurring antibodies in the patient, most of which target a sugar antigen uniquely present on the surface of non-human tissue but not on the patient’s own tissue. After binding to the foreign tissue, these antibodies stimulate the activation of the recipient’s inactive complement proteins on the surface of the donor tissue with subsequent destruction of the donor tissue. Subsequently, acute rejection of xenografts is generally believed to be mediated by white blood cells.

We are designing UniGraft cell products to resist complement/antibody-mediated hyperacute rejection. We have commenced pre-clinical studies employing the UniGraft technologies during transplantation of genetically modified and proprietary porcine cells that are resistant to destruction by human complement proteins. We are currently focusing our anti-rejection and molecular engineering technologies primarily on the development of UniGraft cells to treat Parkinson’s disease and injuries to the spinal cord. We are currently performing pre-clinical studies in the spinal cord injury and Parkinson’s disease programs and optimizing manufacturing methods of the genetically modified pig cells.

As we complete optimization of manufacturing methods for the UniGraft cells/tissue to enable clinical development, we are seeking to collaborate with other parties on this program. If we are unable to secure a collaboration to share in the future funding of the development and clinical trials, we may be unable to maximize the value in this program; and subsequently, may have to reduce our financial commitment to the program. This may cause a delay or termination of our UniGraft program, and impairment to our UniGraft manufacturing assets resulting in a write down of a portion of those assets. As of July 31, 2002, the carrying value of those assets was approximately $4 million.

Apogen T-Cell Immunotherapeutic Technology and Product Candidates

MP4

MP4 is a recombinant or genetically-modified protein consisting of parts of two brain-derived proteins. These two proteins are believed to be major targets of disease-causing T-cells in patients with multiple sclerosis. MP4 is designed to bind specifically to, and eliminate, the small population of T-cells in multiple sclerosis patients which are responsible for attacking the patient’s brain cells, while leaving the vast majority of uninvolved T-cells unaffected.

In February 1998, we filed an IND with the FDA for MP4 for the treatment of patients suffering from multiple sclerosis. The FDA has accepted a plan for a Phase I clinical trial of MP4. We have sought to license our rights to MP4 or to otherwise collaborate with a partner in its development. At this time, we have elected not to conduct this trial or to pursue this program further in order to more efficiently focus resources on our on-going pexelizumab and eculizumab development programs.

Grants from Advanced Technology Program and National Institute of Standards and Technology

In October 1998, we were granted our third award from the National Institute of Standards and Technology or NIST under its Advanced Technology Program, a three-year grant supporting product development within our neurologic disorder transplantation program. Through the program, we may receive up to approximately $2.0 million over three years to support our UniGraft program to develop a spinal cord injury product within our neurologic disorder xenotransplantation program. As of December 31, 2001 this award has been completed. Through July 31, 2002, we had received approximately $1.9 million under this award.

In November 1999, we were granted our fourth award under the NIST program, a three-year grant supporting product development within our UniGraft program. Through the program, we may receive up to approximately $2.0 million over three years to support our production of UniGraft products. Through July 31, 2002, we had received approximately $1.2 million under this award.

Strategic Alliance with Procter & Gamble

We and Procter & Gamble Pharmaceuticals, or P&G, entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense. P&G agreed to fund generally all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. Additionally, P&G agreed to pay us up to $95 million in payments, which included a non-refundable up-front $10 million license fee, milestone payments (including up to $33 million in milestone payments for achievement of certain sales thresholds), and research and development support payments. We were also to receive royalties on worldwide sales of pexelizumab, if any, for all indications. We retained a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. We shared co-promotion rights with P&G to sell, market and distribute pexelizumab in the United States or U.S., and granted P&G the exclusive rights to sell, market and distribute pexelizumab outside of the U.S.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we and P&G share decision-making and responsibility for all future United States, or U.S., development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Per the MOU, our revised collaboration with P&G provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility and costs for future development and commercialization outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two on-going Phase II clinical trials in myocardial infarction or heart attack patients that recently completed enrollment. We have agreed to bear the first 50% of projected costs associated with the coronary artery bypass graft surgery, or CABG, Phase III clinical trial and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. We and P&G have agreed that each will share concurrently 50% of the on-going U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI Phase III clinical trial costs. A letter of understanding has been signed relating to the negotiation and completion of an agreement with a third party manufacturer for the large scale commercial manufacture of pexelizumab over five years.

P&G has the right to terminate the collaboration at any time. If P&G terminates prior to incurring its 50% of the CABG-Phase III clinical trial costs, then P&G will not be required to contribute towards its approximately equal share of the U.S. CABG-Phase III clinical trial costs and P&G will be released from its future funding obligations. In addition, P&G would offer to assign any pexelizumab third party manufacturing agreements and we could be obligated to assume all future costs thereunder and reimburse P&G for its prior payments thereunder. If P&G terminates, all rights and the exclusive license to our intellectual property related to pexelizumab will revert back to us and we will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G. If we were to continue development of pexelizumab, our costs would increase significantly as we would need to fund development and commercialization of pexelizumab on our own or identify a new collaboration partner.

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

Sales and Marketing

We currently have no sales, marketing, or distribution capabilities. We will need to establish or contract these capabilities to commercialize successfully any of our drug candidates. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. Under our revised collaboration agreement, P&G is obligated to sell, market and distribute pexelizumab for all approved indications outside the U.S. We share with P&G co-marketing and co-promotion rights for pexelizumab in the U.S. For other future drug products, as well as for pexelizumab in the U.S., we may elect to establish our own specialized sales force and marketing organization to market our products.

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

We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have licensed several additional U.S. and international patents and patent applications. Of our owned and licensed patents and patent applications as of July 31, 2002, 19 relate to technologies or products in the C5 Inhibitor program, 8 relate to other technologies, 33 relate to the UniGraft program, 25 relate to the recombinant human antibody program and 1 relates to our high throughput compound screening program. We will owe royalties and other fees to the licensors of some of those patents and patent applications in connection with the commercial manufacture and sale of our expected product candidates, including, pexelizumab and eculizumab.

Our success will depend in part on our ability to obtain and maintain U.S. and international patent protection for our products and development programs, to preserve our trade secrets and proprietary rights, and to operate without infringing on the proprietary rights of third parties or having third parties circumvent our rights. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the health care industry has traditionally placed considerable importance on obtaining patent and trade secret protection for significant new technologies, products and processes.

We are aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single-chain antibodies, recombinant human antibodies, recombinant human single-chain antibodies, and genetically engineered animals. Many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies, and other products are tissues from animals. We have received notices from the owners of some of these patents in which the owners claim that some of these patents may be relevant to the development and commercialization of some of our drug candidates, including pexelizumab and eculizumab. With respect to certain of these patents which we believe are relevant for the expeditious development and commercialization of certain of our products as currently contemplated, we have acquired licenses. With regard to certain other patents, we have either determined in our judgment that the patents are invalid, that our products do not infringe the patents, or that we can license such patents on commercially reasonable terms, or we have identified and are testing various approaches which we believe should not infringe the patents and which should permit commercialization of our products. If our judgment in is incorrect, and we are unable to acquire a license to a necessary patent on commercially reasonable terms, our ability to commercialize our products could be prevented.

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

Government Regulation

The pre-clinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, we believe that our currently anticipated products will be regulated by the FDA as therapeutic biologics. In September 2002, the FDA announced that review of most therapeutic biologics will move to the Center for Drug Evaluation and Review, or CDER, from the Center of Biologics Evaluation and Research or CBER. It is unclear what changes, if any, will result from this announcement.

The steps required before a novel biologic may be approved for marketing in the U.S. generally include:

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

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail many items, including:

•	the objectives of the study;

•	the parameters to be used to monitor safety; and

•	the efficacy criteria to be evaluated.

Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study at each clinical site must be reviewed and approved by an independent institutional review board, prior to the recruitment of subjects.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug within the same phase of development in similar or differing patient populations. In Phase I, the initial introduction of the drug into human subjects, the drug is tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmaco-dynamics and pharmaco-kinetics. Phase II usually involves studies in a limited patient population to:

•	evaluate preliminarily the efficacy of the drug for specific, targeted indications;

•	determine dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

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

The results of the pre-clinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval for the marketing of the product. The FDA will occasionally convene an Advisory Panel of experts to review and recommend a non-binding course of action regarding a sponsor’s BLA requests. The FDA may deny approval of the application if applicable regulatory criteria are not satisfied, or if additional testing or information is required. Post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. FDA approval of any application may include many delays or never be granted. Moreover, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Among the conditions for approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to cGMP requirements. These requirements must be followed at all times in the manufacture of the approved product. In complying with these requirements, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full compliance.

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the review process, or at any time afterward, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or the BLA holder. In addition, later discovery of previously unknown problems may result in restrictions on a product, its manufacturer, or the BLA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

For clinical investigation and marketing outside the U.S., we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above as well as country-specific regulations.

No xenotransplantation-based therapeutic product has been approved for sale by the FDA. The FDA has not yet established definitive regulatory guidelines for xenotransplantation, but has proposed interim guidelines in an attempt to reduce the risk of contamination of transplanted organ and cellular products with infectious agents. Definitive guidelines in the United States may never be issued. Current companies involved in this field, including ourselves, may not be able to comply with any final and definitive federal guidelines that may be issued.

Competition

Currently, many companies, including major pharmaceutical and chemical companies as well as specialized biotechnology companies, are engaged in activities similar to our activities. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures. These companies and organizations are in the U.S., Europe and elsewhere. Many of these entities may have:

•	substantially greater financial and other resources;

•	larger research and development staffs;

•	lower labor costs; and/or

•	more extensive marketing and manufacturing organizations.

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

We compete with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biotechnology companies have focused their developmental efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us; in some instances these products have already entered clinical trials or are already being marketed. Other companies are engaged in research and development based on complement proteins, and xenotransplantation.

Each of Avant Immunotherapeutics, Inc., Millennium Pharmaceuticals, Inc., Tanox, Inc., Abbott Laboratories, Baxter International Inc., Gliatech Inc., Neurogen Corporation, and Biocryst Pharmaceuticals Inc. has publicly announced intentions to develop complement inhibitors to treat diseases related to trauma, inflammation or certain brain or nervous system disorders. Avant has concluded limited clinical trials for a proposed complement inhibitor to treat acute respiratory distress syndrome, myocardial infarction, lung transplantation, and in infants and adults undergoing heart and/or lung bypass procedures. Neurogen has also announced a human study. We are aware that Pfizer, Inc., GlaxoSmithKline plc, and, Merck & Co., Inc. are also attempting to develop complement inhibitor therapies. We believe that our potential C5 Inhibitors differ substantially from those of our competitors due to our compounds’ demonstrated ability to specifically intervene in the complement cascade at what we believe to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

We further believe that, under conditions of inflammation, a complement inhibitor compound which only indirectly addresses the harmful activity of complement may be bypassed by pathologic mechanisms present in the inflamed tissue. Each of Bayer AG, Amgen Inc.(which acquired Immunex Corp.), Pharmacia & Upjohn Inc.(acquired by Pfizer, Inc.) and Rhone-Poulenc SA (merged to form Aventis S.A.) sells a product which is used clinically to reduce surgical bleeding during cardiopulmonary bypass surgery, but has little beneficial effect on other significant inflammatory morbidities associated with cardiopulmonary bypass surgery. We believe that each of these drugs does not significantly prevent complement activation and subsequent inflammation that lead to organ damage and blood loss during cardiopulmonary bypass surgery, but instead each drug attempts to reduce blood loss by shifting the normal blood thinning/blood clotting balance in the blood towards enhanced blood clotting. Additionally, Aventis has conducted clinical trials aimed at reducing heart damage in patients undergoing CPB with a drug that blocks ion transport.

Nextran Inc., a subsidiary of Baxter International Inc., and Imutran Ltd., a wholly-owned subsidiary of Novartis Pharma AG, are seeking to develop pig cell xenograft technology. Novartis Pharma AG is also collaborating with Biotransplant Inc. to commercially develop xenograft organs in a joint venture known as Immerge, Inc. We are aware that Diacrin Inc. is working in this field.

Each of Cambridge Antibody Technology, PLC, MorphoSys AG, and Dyax Corporation has publicly announced intentions to develop therapeutic genetically altered human antibodies from libraries of human antibody genes. Additionally, each of Abgenix, Inc. and Medarex, Inc. have publicly announced intentions to develop therapeutic genetically altered human antibodies from mice that have been bred to include some human antibody genes.

Employees

As of October 1, 2002, we had 172 full-time employees, of which 146 were engaged in research, development, manufacturing, and clinical development, and 26 in administration and finance. Doctorates are held by 42 of our employees. Each of our employees has signed a confidentiality agreement.

Item 2.    Properties.

Facilities

We lease our headquarters and research and development facilities in Cheshire, Connecticut, where we relocated in November 2000. The lease has an initial term of ten years and six months. At this site, we lease a total of approximately 89,000 square feet of space, which includes approximately 69,000 square feet related to research and laboratories. We have incurred initial leasehold improvements aggregating approximately $5.7 million. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut encompassing approximately 30,000 square feet of labs and offices. We are on a month-to-month rental and we are currently negotiating a longer-term arrangement for this facility. We believe our research and development facilities and our pilot manufacturing facility will be adequate for our on-going current clinical activities. Alexion Antibody Technologies, Inc. leases approximately 12,000 square feet of labs and office space in San Diego, California. The lease has an initial term of ten years.

Item 3.    Legal Proceedings.

We are not a party to any material legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

The executive officers and key employees of the Company and their respective ages and positions with the Company as of October 1, 2002 were as follows:

Name	Age	Position with Alexion
*Leonard Bell, M.D.	44	Chief Executive Officer, Secretary, Treasurer, Director
*David W. Keiser	51	President and Chief Operating Officer, Director
*Stephen P. Squinto, Ph.D.	46	Executive Vice President and Head of Research
*Katherine S. Bowdish, Ph.D.	45	Senior Vice President, Antibody Discovery, and President, Alexion Antibody Technologies
*Scott A. Rollins, Ph.D.	39	Senior Vice President, Drug Development and Project Management
Samuel S. Chu, Ph.D.	52	Vice President, Manufacturing and Process Sciences
*Thomas I.H. Dubin, J.D.	40	Vice President and General Counsel
Paul W. Finnegan, M.D., M.B.A.	42	Vice President, Commercial Operations and Development
*Barry P. Luke	44	Vice President, Finance and Administration, Assistant Secretary
*Christopher F. Mojcik, M.D., Ph.D.	42	Vice President, Clinical Development
*Nancy C. Motola, Ph.D.	49	Vice President, Regulatory and Quality
Russell P. Rother, Ph.D.	41	Vice President, Discovery Research
Daniel N. Caron	39	Senior Director, Operations and Engineering

*	These employees are officers for purposes of Section 16 of the Securities Exchange Act of 1934.

Leonard Bell, M.D. is the principal founder of Alexion, and has been a director of Alexion since February 1992 and the Company’s President and Chief Executive Officer, Secretary and Treasurer from January 1992 to April 2002. In April 2002, the title of President was transferred to David Keiser. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was a recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and three patent applications. Dr. Bell is a director of The Medicines Company and Connecticut United for Research Excellence, Inc. He also served as a director of the Biotechnology Research and Development Corporation from 1993 to 1997. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at Yale University School of Medicine.

David W. Keiser became President and Chief Operating Officer and joined the board as a director in April 2002. From July 1992 to April 2002, Mr. Keiser was Executive Vice President and Chief Operating Officer of Alexion. From 1990 to 1992, Mr. Keiser was Senior Director of Asia Pacific Operations for G.D. Searle & Company Limited, a manufacturer of pharmaceutical products. From 1986 to 1990, Mr. Keiser was successively Licensing Manager, Director of Product Licensing and Senior Director of Product Licensing for Searle. From 1984 to 1985, Mr. Keiser was New Business Opportunities Manager for Mundipharma AG, a manufacturer of pharmaceutical products, in Basel, Switzerland where he headed pharmaceutical licensing and business development activities in Europe and the Far East. From 1978 to 1983, he was Area Manager for F. Hoffmann La Roche Ltd., a manufacturer of pharmaceutical products, in Basel, Switzerland. Mr. Keiser received his B.A. from Gettysburg College.

Stephen P. Squinto, Ph.D. is a founder of Alexion and has been Executive Vice President and Head of Research since August 2000. He held the positions of Senior Vice President and Chief Technical Officer from March 1998 to July 2000, Vice President of Research, Molecular Sciences, from August 1994 to March 1998, Senior Director of Molecular Sciences from July 1993 to July 1994, and Director of Molecular Development from 1992 to July 1993. From 1989 to 1992 Dr. Squinto held various positions at Regeneron Pharmaceuticals, Inc. most recently serving as Senior Scientist and Assistant Head of the Discovery Group. From 1986 to 1989, Dr. Squinto was an Assistant Professor of Biochemistry and Molecular Biology at Louisiana State University Medical Center. Dr. Squinto’s work has led to over 70 scientific papers in the fields of gene regulation, growth factor biology and gene transfer. Dr. Squinto’s work is primarily in the fields of regulation of eukaryotic gene expression, mammalian gene expression systems and growth receptor and signal transduction biology. Dr. Squinto has also served as a Director of the BRDC since 1997. Dr. Squinto received his B.A. in Chemistry and Ph.D. in Biochemistry and Biophysics from Loyola University of Chicago.

Katherine S. Bowdish, Ph.D. has been Senior Vice President, Antibody Discovery since August 2001 and was Vice President of Antibody Discovery from September 2000 upon joining the Company. Dr. Bowdish has also been President of Alexion Antibody Technologies, Inc., a wholly-owned subsidiary of the Company, since September 2000. From 1997 to 1998, Dr. Bowdish was a co-founder and Chief Scientific Officer and Executive Vice President of Prolifaron, Inc. and the Chief Executive Officer and Chief Scientific Officer of Prolifaron from 1998 to 2000. Prolifaron, a San Diego, California based antibody engineering company was merged into Alexion Antibody Technologies, Inc. in September 2000. Dr. Bowdish previously held positions at The Scripps Research Institute, Monsanto, and Rockefeller University. Dr. Bowdish is an internationally recognized expert in the field of antibody engineering and has 19 years of experience in biotechnology research. Dr. Bowdish received her B.S.

degree in biology from the College of William and Mary, M.A. degree in cell biology from Columbia University, and Ph.D. degree in genetics from Columbia University.

Scott A. Rollins, Ph.D. is a co-founder of Alexion and has been Senior Vice President, Drug Development and Project Management since September 2002. From August 2000 to September 2002, Dr. Rollins was Vice President, Drug Development and Project Management. Dr. Rollins was Senior Director of Project Management and Drug Development from August 1999 to July 2000, Senior Director of Complement Biology from 1997 to 1999, Director of Complement Biology from 1996 to 1997, Principal Scientist from 1994 to 1996, and Staff Scientist from 1992 to 1994. Since 1994, Dr. Rollins has been responsible for the pre-clinical development of our anti-inflammatory compound pexelizumab. Since 1999, Dr. Rollins has been additionally responsible for the project management functions of pexelizumab, currently under joint development with Procter & Gamble Pharmaceuticals. Prior to 1992, Dr. Rollins was a postdoctoral research fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rollins’ work has led to over 50 scientific papers and patents in the fields of complement biology. He received his B.S. in Cytotechnology and Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center.

Samuel S. Chu, Ph.D. has been Vice President, Manufacturing and Process Sciences since September 2000. Before joining Alexion Dr. Chu was Director of the Biotech Development and Pilot Plant, Bio-Chemistry Division operations at Bristol-Meyers Squibb Company from 1993 to 2000. From 1990 to 1993, Dr. Chu was an Associate Director of Product Development and Scale-up at Lederle-Praxis Biologicals, a division of American Cyanamid. From 1985 to 1990 Dr. Chu was the Associate Director of Product Development and Scale-up at Praxis Biologics. Dr. Chu received his B.S. from National Chung-Hsing University, M.S. from Illinois Institute of Technology, and Ph.D. degree from the University of Toronto.

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

Paul W. Finnegan, M.D., M.B.A. has been Vice President, Commercial Operations and Development since February 2002, responsible for marketing, sales, pharmaco-economics, strategic planning and business development. He joined Alexion in April 2001 as Executive Director of Commercial Operations. From 1999 to 2000, Dr. Finnegan was Senior Director, Global Medical Marketing at Pharmacia Corporation, formerly Searle. He joined Searle, a Monsanto company, as Director, Global Medical Marketing in 1998. At Searle, he was responsible for various pre-launch and launch initiatives in Japan, Asia-Pacific, Latin America and Canada for all therapeutic areas as well as contributing to the scale up of international operations and partnership management. From 1993 to 1997, Dr. Finnegan was Director and Partner of Toronto East General & Orthopaedic Radiology Associates, LLC. Dr. Finnegan earned his M.B.A. with Honors, in Finance and Strategy, from the University of Chicago, Graduate School of Business. He also holds the degree of M.D., C.M. from McGill University in Montreal and is a Fellow of the Royal College of Physicians, Canada.

Barry P. Luke has been Vice President, Finance and Administration since September 1998 and Senior Director of Finance and Administration of Alexion from August 1995 to September 1998. Prior thereto he was

Director of Finance and Accounting of the Company from May 1993 to August 1995. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President-Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1980 to 1985, Mr. Luke was employed by General Electric Company where he held positions at GE’s Corporate Audit Staff after completing GE’s Financial Management Program. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

Christopher F. Mojcik, M.D., Ph.D. has been Vice President, Clinical Development since August 2000. From the time he joined Alexion in July 1998, until July 2000, Dr. Mojcik was Senior Director of Clinical Development. From 1996 until July 1998, he was an Associate Director in the Metabolics/Rheumatics Department at Bayer Corporation’s Pharmaceuticals Division. Dr. Mojcik was responsible for Phase II and III development of certain arthritis programs and certain Phase IV programs in cardiopulmonary bypass. From 1993 to 1996, he was a Senior Staff Fellow in the Cellular Immunology Section of the Laboratory of Immunology in the NIAID at the NIH. From 1991 to 1993, he completed his Fellowship in Rheumatology in the National Institute of Arthritis and Musculoskeletal and Skin Diseases at the NIH. He received his B.A. from Washington University in St. Louis, Missouri, and his M.D. and Ph.D. from the University of Connecticut.

Nancy C. Motola, Ph.D. has been the Vice President, Regulatory and Quality since 1998. From 1991 to 1998, Dr. Motola served as Assistant, Associate and then Deputy Director, Regulatory Affairs for the Bayer Corporation Pharmaceuticals Division where she was responsible for regulatory aspects of product development programs for cardiovascular, neuroscience, metabolic and oncology drugs and included drugs targeting arthritis, cardiac disorders, stroke and cognitive dysfunction. Dr. Motola has been responsible for the filing of numerous INDs, other regulatory submissions and has filed New Drug Applications for marketing approval resulting in three currently marketed drugs. Dr. Motola held regulatory affairs positions of increasing responsibility at Abbott Laboratories from 1989 to 1991 and at E.R. Squibb and Sons, Inc. from 1983 to 1989. She also served as past Chairperson of the Regulatory Affairs Section of the American Association of Pharmaceuticals Scientists. Dr. Motola received her B.A. from Central Connecticut State University and M.S. and Ph.D. degrees in medical chemistry from the University of Rhode Island.

Russell P. Rother, Ph.D. has been Vice President, Discovery Research since August 2001, Senior Director of Discovery Research from 1999 to 2001, Director of Gene Technologies from 1996 to 1999, Senior Staff Scientist from 1994 to 1996 and Staff Scientist from 1992 to 1994. As one of the original scientists at Alexion, Dr. Rother has played a critical role in the engineering and development of Alexion’s current antibody therapeutics and continues to lead discovery efforts in the identification of new targets. Prior to 1992, Dr. Rother was a Postdoctoral Research Fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rother’s work has led to over 30 scientific papers and issued patents in the fields of gene therapy, autoimmunity and complement biology. Dr. Rother received a B.S. in Biology from Southwestern Oklahoma State University and a Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center in conjunction with the Oklahoma Medical Research Foundation.

Daniel N. Caron has been Senior Director, Operations and Engineering since 1998. After joining the Company in 1992, Mr. Caron was Operations Manager from 1992 to 1993, Senior Operations Manager from 1993 to 1996, and Director of Operations from 1996 to 1998. Mr. Caron has been responsible for managing the engineering, build-out, validation and maintenance of all of the Company’s research, manufacturing, and administrative facilities. Prior to 1992, Mr. Caron was a research scientist at Imclone Systems, Inc., a biopharmaceutical firm. Mr. Caron received his B.A. in Biology from Adelphia University and M.S. in Biomedical Engineering from Polytechnic University of New York.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is quoted on The Nasdaq National Market under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated since August 1, 1999.

Fiscal 2000	High	Low
First Quarter
(August 1, 1999 to October 31, 1999)	$16.25	$10.00
Second Quarter
(November 1, 1999 to January 31, 2000)	$50.13	$12.75
Third Quarter
(February 1, 2000 to April 30, 2000)	$119.88	$34.81
Fourth Quarter
(May 1, 2000 to July 31, 2000)	$84.50	$30.50

Fiscal 2001	High	Low
First Quarter
(August 1, 2000 to October 31, 2001)	$118.63	$64.00
Second Quarter
(November 1, 2000 to January 31, 2001)	$112.00	$42.75
Third Quarter
(February 1, 2001 to April 30, 2001)	$54.50	$16.88
Fourth Quarter
(May 1, 2001 to July 31, 2001)	$29.99	$18.50

Fiscal 2002	High	Low
First Quarter
(August 1, 2001 to October 31, 2001)	$20.05	$14.01
Second Quarter
(November 1, 2001 to January 31, 2002)	$25.00	$16.74
Third Quarter
(February 1, 2002 to April 30, 2002)	$26.69	$17.30
Fourth Quarter
(May 1, 2002 to July 31, 2002)	$18.24	$10.66

As of October 24, 2002, we had 150 stockholders of record of our common stock and an estimated 4,000 beneficial owners. The closing sale price of our common stock on October 25, 2002 was $9.58 per share.

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

Item 6.    Selected Consolidated Financial Data.

	Fiscal Year Ended July 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Contract research revenues	$6,536	$11,805	$21,441	$18,754	$5,037

Operating expenses:
Research and development	60,005	38,871	40,187	23,710	12,323
General and administrative	7,993	7,135	4,175	2,953	2,666
In-process research and development (IPRD)	—	21,000	—	—	—
Amortization of goodwill (GW)	—	2,901	—	—	—

Total operating expenses	67,998	69,907	44,362	26,663	14,989

Operating loss	(61,462)	(58,102)	(22,921)	(7,909)	(9,952)
Other income, net	4,220	10,177	2,694	1,514	2,087
State tax benefit	700	—	—	—	—

Loss before cumulative effect of SAB 101	(56,542)	(47,925)	(20,227)	(6,395)	(7,865)
Cumulative effect of adoption of SAB 101	—	(9,118)	—	—	—

Net loss	$(56,542)	$(57,043)	$(20,227)	$(6,395)	$(7,865)
Preferred stock dividends	—	—	—	—	(900)

Net loss applicable to common shareholders	$(56,542)	$(57,043)	$(20,227)	$(6,395)	$(8,765)

Basic and diluted net loss per common share	$(3.12)	$(3.28)	$(1.45)	$(0.57)	$(0.87)

Shares used in computing net loss per common share	18,146	17,371	13,914	11,265	10,056

	As of July 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$308,584	$355,274	$174,529	$28,328	$37,494
Total current assets	310,784	362,747	180,080	35,662	37,840
Total assets	354,069	400,259	192,702	44,374	42,085
Notes payable, less current portion	3,920	3,920	3,920	4,383	832
Convertible subordinated notes	120,000	120,000	120,000	—	—
Total stockholders’ equity	205,478	260,408	61,604	33,301	39,190

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” attached hereto as Exhibit 99.2.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular and autoimmune disorders, inflammation and cancer. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

Our two lead product candidates are antibodies that address specific diseases that arise when the human immune system attacks the human body itself and produces undesired inflammation. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body’s immune system against the target, block activities of the target or stimulate activities of the target. We are currently examining our two lead antibody product candidates, pexelizumab and eculizumab, in eight different clinical development programs.

Through AAT, our wholly owned subsidiary with extensive combinatorial human antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer. We are also developing therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of July 31, 2002, we had an accumulated deficit of $180.8 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force and we may need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate partnerships with major pharmaceutical companies for product development and commercialization, where we will stay play a major role.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we and P&G share decision-making and responsibility for all future United States, or U.S., development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001,

P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Per the MOU, our revised collaboration with P&G provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility and costs for future development and commercialization outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two on-going Phase II clinical trials in myocardial infarction or heart attack patients that recently completed enrollment. We have agreed to bear the first 50% of projected costs associated with the CABG-Phase III clinical trial and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. We and P&G have agreed that each will share concurrently 50% of the on-going U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI-Phase III clinical trial costs. A letter of understanding has been signed relating to the negotiation and completion of an agreement with a third party manufacturer for the large scale commercial manufacture of pexelizumab over five years.

The preparation of financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets; collaborative, royalty and license arrangements; and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenues—We record contract research revenues from research and development support payments, license fees and milestone payments under collaboration with third parties, and amounts received from various government grants. Up-front, non-refundable license fees received in connection with a collaboration are deferred and amortized into revenue over the life of the agreement or underlying technologies. Revenues derived from the achievement of milestones are recognized when the milestone is achieved, provided that the milestone is substantive and a culmination of the earnings process has occurred. Research and development support revenues are recognized as the related work is performed and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones or recognition of related work when performed under terms of a contract may cause our operating results to vary considerably from period to period. Unbilled reimbursable contract costs as shown on our consolidated balance sheets represent reimbursable costs incurred in connection with research contracts which have not yet been billed. We bill these costs and recognize the costs and related revenues in accordance with the terms of the contracts. Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts.

Research and development expenses—We record research and development expenses when they are incurred unless recoverable under contract. Research and development expenses include the following major types of costs: salaries and benefit costs, research license fees and various contractor costs, depreciation and amortization of lab facilities and leasehold improvements, building and utilities costs related to research space and lab supplies.

Goodwill—At July 31, 2002, we carry $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron (see Financial Note No.3 ), representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

Results of Operations

Fiscal Years Ended July 31, 2002, 2001, and 2000

We earned contract research revenues of $6.5 million, $11.8 million, and $21.4 million for the fiscal years ended July 31, 2002, 2001, and 2000, respectively. The decrease in revenues in fiscal year 2002 as compared to 2001 was primarily due to decreased research payments from Procter & Gamble Pharmaceuticals, or P&G, resulting from: (1) our December 2001 agreement per a binding memorandum of understanding, or MOU, to revise our 1999 collaboration agreement with P&G and (2) the completion of the Phase II pexelizumab CPB study. The decrease in revenues in fiscal year 2001 as compared to 2000 was primarily due to the lower research payments resulting from our completion of the Phase II pexelizumab CPB study.

During fiscal year 2002, we incurred research and development expenses of $60.0 million. For fiscal years 2001 and 2000, we incurred research and development expenses of $38.9 million and $40.2 million, respectively. The increase in research and development expenses for fiscal year 2002 as compared to 2001 was attributable to higher clinical trial costs associated primarily with the Phase III pexelizumab PRIMO-CABG trial as a result of the revised collaboration agreement with P&G which required us to share in the pexelizumab development costs and greater clinical manufacturing costs associated with our two lead product candidates—pexelizumab and eculizumab. The decrease in research and development expenses for fiscal 2001 as compared to 2000 was primarily attributable to lower clinical manufacturing and clinical trial costs associated with the completion of Phase II pexelizumab CPB study. These lower costs were offset by increased costs from clinical trials, manufacturing development, and manufacturing of other lead C5 Inhibitor product candidate, eculizumab, and the consolidated on-going research and development costs of AAT which was formed through the September 2000 acquisition from Prolifaron.

The acquisition of Prolifaron in fiscal 2001 resulted in a one-time, non-cash charge of $21 million allocated to in-process research and development projects. In addition, the Company recognized approximately $23 million of the purchase price as goodwill which was being amortized over the seven years following purchase. The amortization of this goodwill resulted in a charge of $2.9 million in the twelve months ended July 31, 2001. Effective August 1, 2001, the Company’s adoption of SFAS No. 142 caused the amortization of goodwill to cease.

Our general and administrative expenses were $8.0 million, $7.1 million and $4.2 million for fiscal years 2002, 2001, and 2000, respectively. The increase in general and administrative expenses in fiscal year 2002 as compared to 2001 was principally due to higher payroll related costs. The increase in fiscal year 2001 as compared to 2000 was principally due to increased personnel and professional fees, as well as higher facilities expenses resulting from our relocation and expansion of our operations to support our growth, including our acquisition of Prolifaron.

Total operating expenses were $68.0 million, $69.9 million, and $44.4 million for fiscal years 2002, 2001, and 2000, respectively. Total operating expenses in the twelve months ended July 31, 2001 included the one-time non-cash in-process research and development charge and the non-cash amortization of goodwill.

Other income, net, was $4.2 million, $10.1 million, and $2.7 million for fiscal years 2002, 2001, and 2000, respectively. The decrease in fiscal year 2002 as compared to 2001 was due to decreased interest income from lower cash balances and lower market interest rates. The increase in fiscal year 2001 as compared to 2000 was due to increased interest income from higher cash balances resulting primarily from the $208.5 million of net proceeds received from the sale of common stock in November 2000. A state tax benefit of $0.7 million was recognized in fiscal year 2002 resulting from the Company’s exchange of its fiscal 2001 incremental research and development tax credit.

During fiscal year 2001, we recorded a $9.1 million non-cash charge that is related to the cumulative change in accounting principle per the adoption of Staff Accounting Bulletin No. 101 or SAB 101. We adopted SAB 101 in fiscal year 2001 and therefore changed our revenue recognition policy for up front non-refundable payments from immediate recognition to deferral of the revenue with the up front fee amortized into revenue over the life of the agreement. We recognized the non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. Included in each of fiscal years 2002 and 2001 were contract revenues of $0.6 million related to the SAB 101 amortization of the up front, non-refundable payment over the life of the agreement.

As a result of the above factors, we incurred a net loss of $56.5 million, $57.0 million, and $20.2 million or $3.12, $3.28, and $1.45 basic and diluted net loss per share for fiscal years ended July 31, 2002, 2001, and 2000, respectively. Shown below are our statements of operations for fiscal years ended 2002, 2001, and 2000. Excluding the impact of the non-cash charges resulting from our acquisition of Prolifaron and the cumulative effect of SAB 101, we incurred a pro forma net loss of $24.0 million or $1.38 basic and diluted net loss per share for fiscal year ended July 31, 2001.

The following table displays the results of our operations, as well as on a pro forma basis relative to our 2001 results. The pro forma 2001 results exclude non-cash charges for in-process research and development, amortization of goodwill, and cumulative effect of adoption of SAB 101.

	Twelve months ended July 31,
	2002	2001	2001	2000
		pro forma(a)
	($ in thousands, except per share data)
Contract Research Revenues	$6,536	$11,805	$11,805	$21,441

Operating Expenses:
Research and development	60,005	38,871	38,871	40,187
General and administrative	7,993	7,135	7,135	4,175
In process research development (IPRD)	—	—	21,000	—
Amortization of goodwill (GW)	—	—	2,901	—

Total operating expenses	67,988	46,006	69,907	44,362

Operating loss	(61,462)	(34,201)	(58,102)	(22,921)
Other income, net	4,220	10,177	10,177	2,694
State tax benefit	700	—	—	—

Loss before cumulative effect of SAB 101	(56,542)	(24,024)	(47,925)	(20,277)
Cumulative effect of adoption of SAB 101	—	—	(9,118)	—

Net loss	$(56,542)	$(24,024)	$(57,043)	$(20,227)

Basic and diluted net loss per share	$(3.12)	$(1.38)	$(3.28)	$(1.45)

(a)	excludes non-cash IPRD, Amortization of GW, and Cumulative effect of adoption of SAB 101

Liquidity and Capital Resources

Since our inception in January 1992, we have financed our operations and capital expenditures principally through private placements of our common and preferred stock, an initial public offering of our common stock and subsequent follow-on offerings, the sale of convertible subordinated notes, other debt financing, payments received under corporate collaborations and grants, and equipment and leasehold improvements financing.

As of July 31, 2002, our cash, cash equivalents, and marketable securities totaled $308.6 million compared to $355.3 million as of July 31, 2001. At July 31, 2002, our cash and cash equivalents consisted of $47.6 million that we hold in short-term highly liquid investments with original maturities of less than three months. The decrease in cash, cash equivalents and marketable securities as compared to July 31, 2001 was due to the use of funds to fund our operations and capital equipment investments. As of July 31, 2002, we have invested $24.7 million in property and equipment to support our research and development efforts. We anticipate our research and development expense will increase significantly for the foreseeable future to support our clinical and manufacturing development of our product candidates. We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing of our C5 Inhibitor product candidates and support our broad research and development of our additional product candidates.

Our contractual obligations and commercial commitments consist principally of our $120 million of convertible subordinated notes, a $3.9 million note payable, our operating leases—principally for facilities and equipment, and an open letter of credit of $200,000 which serves as a security deposit on our facility lease in Cheshire, Connecticut. We have no outstanding capital leases. We have cancelable research and development and clinical and manufacturing development cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses, aggregating $58.8 million over the next three years. And, if and when we achieve specified contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to $24.2 million.

The following table summarizes our contractual obligations, commercial commitments, and anticipated supporting arrangements—subject to certain limitations and cancellation clauses—and the effect such obligations are expected to have on our liquidity and cash flow in future periods ($ amounts in millions):

	2003	2004	2005	2006	2007	2008 and thereafter
Contractual obligations:
Subordinated convertible notes	$—	$—	$—	$—	$120.0	$—
Note payable	—	—	3.9	—	—	—
Operating leases	1.6	2.0	2.0	2.0	2.1	9.4

Total contractual obligations	$1.6	$2.0	$5.9	$2.0	$122.1	$9.4

Commercial commitments and anticipated supporting arrangements:
Clinical and manufacturing development	$47.1	$7.2	$1.2	$0.1	$0.1	$—
Licenses	0.5	0.5	0.5	0.5	0.5	—
Research and development	1.0	0.4	0.4	0.3	0.4	—

Total commercial commitments	$48.6	$8.1	$2.1	$0.9	$1.0	$—

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

Interest on our $3.9 million note payable due in May 2005, bearing interest at 6.0% per annum, is payable quarterly. This note payable was used to finance certain manufacturing assets acquired in February 1999, principally land, buildings and laboratory equipment, for the xenograft program developed by Tyco Healthcare, formerly known as U.S. Surgical Corporation. The principal balance under the note is due in May 2005. Security for this term note is the manufacturing assets that we purchased. We are looking to leverage our opportunities in this program as we complete optimization of manufacturing methods for the UniGraft cells/tissue to enable clinical development. If we are unable to secure a collaboration to share in the future funding of the development and clinical trials, we may be unable to maximize the value in this program; and subsequently, may have to reduce our financial commitment to the program. This may cause a delay or termination of our UniGraft program, and impairment to our UniGraft manufacturing assets resulting in a write down of a portion of those assets. As of July 31, 2002, the carrying value of those assets was approximately $4 million.

We lease our headquarters and research and development facility in Cheshire, Connecticut that we relocated to in November 2000. The lease has an initial term of ten years and six months, expiring in December 2010. At this site, we lease a total of 89,000 square feet of space, which includes approximately 69,000 square feet related to research and laboratories. We have incurred initial leasehold improvements aggregating approximately $5.7 million. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut and encompasses approximately 30,000 square feet of labs and offices. We are on a month-to-month rental and are currently negotiating a longer-term arrangement for the facilities in New Haven, Connecticut. We believe our research and development facilities and our pilot manufacturing facility will be adequate for our current ongoing activities. Alexion Antibody Technologies, Inc., our wholly-owned subsidiary, leases approximately 12,000 square feet of labs and office space in San Diego, California. The lease has a term of ten years, expiring in August 2012.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility and cost for future development and commercialization outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forgo further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two on-going Phase II clinical trials in myocardial infarction or heart attack patients that recently completed enrollment. We have agreed to bear the first 50% of projected costs associated with the CABG-Phase III clinical trial and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. We and P&G have agreed that each will share concurrently 50% of the on-going U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI-Phase III clinical trial costs. The parties have agreed to secure commercial manufacturing capacity for pexelizumab. A letter of understanding has been signed relating to the negotiation and completion of an agreement with a third party manufacturer for large scale commercial production.

P&G has the right to terminate the collaboration at any time. If P&G terminates prior to incurring its 50% of the CABG-Phase III clinical trial costs, then P&G will not be required to contribute towards its approximately equal share of the U.S. CABG-Phase III clinical trial costs and P&G will be released from its future funding obligations. In addition, P&G would offer to assign any pexelizumab third party manufacturing agreements and we could be obligated to assume all future costs there under and reimburse P & G for its prior payments thereunder. If P&G terminates, all rights and the exclusive license to our intellectual property related to pexelizumab will revert back to us and we will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G. If we were to continue development of pexelizumab, our costs would increase significantly as we would need to fund development and commercialization of pexelizumab on our own or identify a new collaboration partner.

We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts and continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our operating expenses will depend on many factors, including:

•	the progress, timing and scope of our research and development programs;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•
the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;

•	the time and cost necessary to develop sales, marketing and distribution capabilities;

•	changes in applicable governmental regulatory policies; and

•	any new collaborative, licensing and other commercial relationships that we may establish.

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, secure commercial contract manufacturing capacity, and marketing and sales in order to commercialize our products currently under development. Furthermore, we will owe royalties to parties we have licensed intellectual property from, or may in the future license intellectual property from, in connection with the development, manufacture or sale of our products.

In addition to milestone payments we may receive from our collaboration with P&G and our interest and investment income that are subject to market interest rate fluctuations, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of all of our product candidates. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. Our additional financing may include public or private debt or equity offerings, equity line facilities, bank loans, collaborative research and development arrangements with corporate partners, and/or the sale or licensing of some of our property. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing when and if required could require us to delay, scale back or eliminate certain research and product development programs or to license third parties to commercialize products or technologies that we would otherwise undertake ourselves, any of which could have a material adverse effect.

For tax reporting purposes, as of July 31, 2002, we had approximately $162.6 million of federal net operating loss carryforwards, which expire through 2022 (of which approximately $ 18.0 million resulted from the exercise of nonqualified stock options) and $9.6 million of tax credit carryforwards, which expire commencing in fiscal 2008. Provisions of the Tax Reform Act of 1986 may limit our ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including a provision relating to cumulative changes in ownership interests in excess of 50% over a three-year period. We believe that we have triggered these limitation provisions.

Recently issued accounting standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe the adoption of this new standard will not have a material impact on either the operating results or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also amends SFAS No. 13, “Accounting for Leases” and makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 were effective as of May 15, 2002. The adoption of the new standard had no impact on the operating results or the financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of this standard on August 1, 2002 did not have a material impact on the operating results or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objective of SFAS No. 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard on August 1, 2002 did not have a material impact on the operating results or the financial position of the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The marketable securities as of July 31, 2002, had maturities of less than two years. The weighted-average interest rate on marketable securities at July 31, 2002 and 2001 was 2.4% and 4.2%, respectively. The fair value of marketable securities held at July 31, 2002 was $261.0 million.

At July 31, 2002, we had aggregate fixed rate debt of approximately $124 million. If interest rates associated with this debt were increased 10%, a corresponding increase in our annual interest expense of approximately $700,000 would occur.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company required in this item are set forth at the pages indicated in Item 14(a)(1).

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Board of Directors, based upon a recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as the Company’s independent public accountants on May 31, 2002. We engaged PricewaterhouseCoopers LLP as our independent auditors to audit our consolidated financial statements for the year ended July 31, 2002. PricewaterhouseCoopers commenced its engagement on May 31, 2002 with the review of the Company’s financial statements for the fiscal third quarter ended April 30, 2002.

Arthur Andersen’s reports on our consolidated financial statements for each of the years ended July 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended July 31, 2001 and 2000 and through May 31, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen submitted a letter, dated May 31, 2002, stating its agreement with our statements filed on Form 8-K dated May 31, 2002 related to our change in public accountants.

During the two most recent fiscal years ended July 31, 2001 and 2000 and through May 31, 2002, we have not consulted with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us or oral advice was provided that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10.    Directors, Executive Officers and Key Employees.

Set forth below is certain information regarding our executive officers, directors and key employees:

Name	Age	Position with Alexion
John Fried, Ph.D.(1)(2)(3)	72	Chairman of the Board of Directors
Leonard Bell, M.D.(4)	44	Chief Executive Officer, Secretary, Treasurer, Director
David W. Keiser(4)	51	President and Chief Operating Officer, Director
Stephen P. Squinto, Ph.D.(4)	46	Executive Vice President and Head of Research
Katherine S. Bowdish, Ph.D.(4)	45	Senior Vice President, Antibody Discovery, and President, Alexion Antibody Technologies
Scott A. Rollins, Ph.D.(4)	39	Senior Vice President, Drug Development and Project Management
Samuel S. Chu, Ph.D.	52	Vice President, Manufacturing and Process Sciences
Thomas I.H. Dubin, J.D.(4)	40	Vice President and General Counsel
Paul W. Finnegan, M.D., M.B.A.	42	Vice President, Commercial Operations and Development
Barry P. Luke(4)	44	Vice President, Finance and Administration, Assistant Secretary
Christopher F. Mojcik, M.D., Ph.D.(4)	42	Vice President, Clinical Development
Nancy Motola, Ph.D.(4)	49	Vice President, Regulatory and Quality
Russell P. Rother, Ph.D.	41	Vice President, Discovery Research
Daniel N. Caron	39	Senior Director, Operations and Engineering
Jerry T. Jackson(2)	61	Director
Max Link, Ph.D.(1)(2)(3)	62	Director
Joseph A. Madri, Ph.D., M.D.	56	Director
R. Douglas Norby(1)	67	Director
Alvin S. Parven(2)	62	Director

(1)	Member of our Audit Committee of the Board of Directors.
(2)	Member of our Compensation Committee of the Board of Directors.
(3)	Member of our Nominating Committee of the Board of Directors.
(4)	Officer, for purposes of Section 16 of the Securities Exchange Act of 1934.

Each director will hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of the board of directors. Drs. Bell and Bowdish are each a party to an employment agreement with us.

John H. Fried, Ph.D. has been the Chairman of our board of directors since April 1992. Since 1992, Dr. Fried has been President of Fried & Co., Inc., a health technology venture firm. Dr. Fried was a director of Syntex Corp., a life sciences and health care company, from 1982 to 1994 and he served as Vice Chairman of Syntex from 1985 to January 1993 and President of the Syntex Research Division from 1976 to 1992. Dr. Fried has originated more than 200 U.S. Patents and has authored more than 80 scientific publications. Dr. Fried received his B.S. in Chemistry and Ph.D. in Organic Chemistry from Cornell University.

Biographical details of the following persons are incorporated by reference herein to the section of this Report in Part I, Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, entitled

“EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY”: Leonard Bell, M.D., David W. Keiser, Stephen P. Squinto, Ph.D., Katherine S. Bowdish, Ph.D., Scott A. Rollins, Ph.D., Samuel S. Chu, Ph.D., Thomas I.H. Dubin, J.D. Paul W Finnegan, M.D., M.B.A., Barry P. Luke, Christopher F. Mojcik, M.D., Ph.D., Nancy Motola, Ph.D., Russell P. Rother, Ph.D., and Daniel N. Caron.

Jerry T. Jackson has been a director of Alexion since September 1999. He was employed by Merck & Co. Inc., a major pharmaceutical company, from 1965 until his retirement in 1995. During this time, he had extensive experience in sales, marketing and corporate management, including joint ventures. From 1993 until 1995, Mr. Jackson served as Executive Vice President of Merck with broad responsibilities for numerous operating groups including Merck’s International Human Health, Worldwide Human Vaccines, the AgVet Division, Astra/Merck U.S. Operations, as well as worldwide marketing. During 1993, he was also President of the Worldwide Human Health Division. He served as Senior Vice President of Merck from 1991 to 1992 responsible for Merck’s Specialty Chemicals and previously, he was President of Merck’s Sharp & Dohme International. Mr. Jackson serves as a director of Global Edge, Inc., IntraBiotics Pharmaceuticals, Inc., and Myogen, Inc. He received his B.A. from University of New Mexico.

Max Link, Ph.D. has been a director of Alexion since April 1992. In July 2002, Dr. Link became Chief Executive Officer of Centerpulse AG, a medical implant company. From May 1993 to June 1994, Dr. Link was Chief Executive Officer of Corange (Bermuda), the parent company of Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy Orthopedics. From 1992 to 1993, Dr. Link was Chairman of the Board of Sandoz Pharma, Ltd., a manufacturer of pharmaceutical products. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including as President and Chief Executive Officer. Dr. Link is also a director of Access Pharmaceuticals, Inc., Discovery Labs, Inc., Protein Design Labs, Inc., Human Genome Sciences, Inc., CytRx Corporation, and Cell Therapeutics, Inc., each a publicly held pharmaceutical company, as well as Celsion Corporation and Sulzer Medica, Ltd. Dr. Link holds a Ph.D. in economics from University of St. Gallen (Switzerland).

Joseph A. Madri, Ph.D., M.D. is a founder of Alexion and has been a director of Alexion since February 1992. Since 1980, Dr. Madri has been on the faculty of the Yale University School of Medicine and is currently a Professor of Pathology. Dr. Madri serves on the editorial boards of numerous scientific journals and he is the author of over 175 scientific publications. Dr. Madri works in the areas of regulation of angiogenesis, vascular cell-matrix interactions, cell-cell interactions, lymphocyte-endothelial cell interactions and endothelial and smooth muscle cell biology and has been awarded a Merit award from the National Institutes of Health. Dr. Madri received his B.S. and M.S. in Biology from St. John’s University and M.D. and Ph.D. in Biological Chemistry from Indiana University.

R. Douglas Norby has been a director of Alexion since September 1999. Since March 2002, Mr. Norby has been Chief Financial Officer of Zambeel, Inc., a data storage company. From January 2001 to March 2002, Mr. Norby served as Senior Vice President and Chief Financial Officer of Novalux, Inc., a manufacturer of lasers for optical networks. From 1996 until December 2000, Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation, a semiconductor company, and he has also served as a director of LSI. From September 1993 until November 1996, he served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, a software company. Mr. Norby served as President of Pharmetrix Corporation, a drug delivery company, from July 1992 to September 1993, and from 1985 to 1992, he was President and Chief Operating Officer of Lucasfilm, Ltd., an entertainment company. From 1979 to 1985, Mr. Norby was Senior

Vice President and Chief Financial Officer of Syntex Corporation, a pharmaceutical company. Mr. Norby received a B.A. in Economics from Harvard University and an M.B.A. from Harvard Business School.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 1, 2002, except as otherwise noted in the footnotes: (1) each person known by us to own beneficially more than 5% percent of our outstanding common stock; (2) each director and each named executive officer; and (3) all directors and executive officers of Alexion as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock
OppenheimerFunds, Inc. 498 Seventh Avenue New York, NY 10018(3)	2,000,000	11.0%

Fidelity Management & Research Company 82 Devonshire Street Boston, MA 02109(4)	1,809,740	9.9%

OrbiMed Advisors, LLC 41 Madison Avenue, 40th Floor New York, NY 10010(5)	1,000,000	5.2%

Leonard Bell, M.D.(6)	821,836	4.4%

David W. Keiser(7)	256,358	1.4%

Stephen P. Squinto, Ph.D.(8)	250,778	1.4%

John H. Fried, Ph.D.(9)	113,836	*

Joseph Madri, Ph.D., M.D.(10)	71,300	*

Christopher F. Mojcik, M.D., Ph.D.(11)	52,389	*

Max Link, Ph.D.(12)	39,323	*

Thomas I.H. Dubin, J.D.(13)	26,874	*

Jerry T. Jackson(14)	18,000	*

R. Douglas Norby(15)	18,000	*

Alvin S. Parven(16)	16,900	*

All directors and executive officers as a group (15 persons)(17)	1,979,926	10.1%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of all persons is 352 Knotter Drive, Cheshire, Connecticut 06410.
(2)
To our knowledge, except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.

(3)	This figure is based upon information set forth in Schedule 13F dated June 30, 2002.
(4)	This figure is based upon information set forth in Schedule 13F dated June 30, 2002.
(5)	This figure is based upon information set forth in Schedule 13F dated June 30, 2002.
(6)
Includes 602,391 shares of common stock that may be acquired upon the exercise of options within 60 days of October 1, 2002 and 300 shares, in aggregate, held in the names of Dr. Bell’s three children.

Excludes 97,464 shares obtainable through the exercise of options, granted to Dr. Bell, which are not exercisable within 60 days of October 1, 2002 and 90,000 shares held in trust for Dr. Bell’s children of which Dr. Bell disclaims beneficial ownership. Dr. Bell disclaims beneficial ownership of the shares held in the names of his children.

(7)
Includes 214,058 shares of common stock which may be acquired upon the exercise of options within 60 days of October 1, 2002 and 300 shares, in aggregate, held in the names of Mr. Keiser’s three children. Excludes 44,942 shares obtainable through the exercise of options, granted to Mr. Keiser, which are not exercisable within 60 days of October 1, 2002. Mr. Keiser disclaims beneficial ownership of the shares held in the names of his minor children.

(8)
Includes 200,078 shares of common stock which may be acquired upon the exercise of options within 60 days of October 1, 2002; 6,106 shares held in trust for the benefit of Dr. Squinto’s three minor children of which Dr. Squinto’s spouse is the trustee; and 9,012 shares held in a charitable remainder trust of which Dr. Squinto and his spouse are the trustees and income beneficiaries. Excludes 36,422 shares obtainable through the exercise of options, granted to Dr. Squinto, which are not exercisable within 60 days of October 1, 2002. Dr. Squinto disclaims beneficial ownership of the shares held in the names of his minor children and the foregoing trusts.

(9)
Includes 11,167 shares of common stock, which may be acquired upon the exercise of options that are exercisable within 60 days of October 1, 2002. Excludes 16,500 obtainable through the exercise of options granted to Dr. Fried, which are not exercisable within 60 days of October 1, 2002.

(10)
Includes 21,300 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2002. Excludes 16,500 obtainable through the exercise of options granted to Dr. Madri, which are not exercisable within 60 days of October 1, 2002.

(11)
Includes 52,389 shares of common stock, which may be acquired upon the exercise of options within 60 days of October 1, 2002. Excludes 30,611 shares obtainable through the exercise of options granted to Dr. Mojcik, which are not exercisable within 60 days of October 1, 2002.

(12)
Includes 11,167 shares of common stock which may be acquired upon the exercise of options within 60 days of October 1, 2002. Excludes 16,500 shares obtainable through the exercise of options granted to Dr. Link, which are not exercisable within 60 days of October 1, 2002.

(13)
Includes 26,874 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2002. Excludes 44,126 shares obtainable through the exercise of options granted to Mr. Dubin, which are not exercisable within 60 days of October 1, 2002.

(14)
Includes 18,000 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2002. Excludes 16,500 shares obtainable through the exercise of options granted to Mr. Jackson, which are not exercisable within 60 days of October 1, 2002.

(15)
Includes 18,000 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2002. Excludes 16,500 shares obtainable through the exercise of options granted to Mr. Norby, which are not exercisable within 60 days of October 1, 2002

(16)
Includes 16,900 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2001. Excludes 16,500 shares obtainable through the exercise of options granted to Mr. Parven, which are not exercisable within 60 days of October 1, 2002.

(17)
Consists of shares beneficially owned by Drs. Bell, Fried, Link, Madri, Mojcik, and Squinto and Messrs. Dubin, Jackson, Keiser, Norby and Parven, and certain other officers. Includes 1,422,860 shares of common stock, which may be acquired upon the exercise of options within 60 days of October 1, 2002.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of July 31, 2002.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	3,519,020	$25.08	310,324
Equity compensation plans not approved by stockholders(2)	—	—	—

(1)	Reflects aggregate options outstanding and available for issuance, if applicable, under our 1992 Stock Option Plan, 1992 Stock Option Plan for Outside Directors, and 2000 Stock Option Plan.
(2)
Does not include 38,585 shares of common stock to be issued upon exercise of options granted under Prolifaron Inc. 1999 Long Term Incentive and Stock Option Plan with a vested average exercise price of $45.24 per share. The stock options granted under this plan were converted into options to acquire shares of our common stock in connection with our acquisition of Prolifaron in September 2000. No subsequent grants of options will be made under this plan.

Item 13.    Certain Relationships and Related Transactions.

In June and October 1992, we entered into patent licensing agreements with Oklahoma Medical Research Foundation, or OMRF, and Yale University. The agreements provide that we will pay to these institutions royalties based on sales of products incorporating technology licensed thereunder and also license initiation fees, including annual minimum royalties that increase in amount based on the status of product development and the passage of time. Under policies of OMRF and Yale, the individual inventors of patents are entitled to receive a percentage of the royalties and other license fees received by the licensing institution. Some of our founders and scientific advisors are inventors under patent and patent applications, including Dr. Bell, one of our directors and our Chief Executive Officer, Dr. Madri, one of our directors, Dr. Squinto, Executive Vice President and Head of Research, and Dr. Rollins, Senior Vice President, Drug Development and Project Management, with respect to patent applications licensed from Yale and therefore, are entitled to receive a portion of royalties and other fees payable by us.

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

(3)  Exhibits:

2.1	Agreement and Plan of Merger by and among Alexion Pharmaceuticals, Inc., PI Acquisition Company, Inc., and Prolifaron, Inc., dated September 22, 2000.*(1)

3.1	Certificate of Incorporation, as amended.*(2)

3.2	Bylaws.*(2)

4.1	Specimen Common Stock Certificate.*(2)

10.1	Employment Agreement, dated April 1, 2000, between the Company and Dr. Leonard Bell.*(3)

10.2	Employment Agreement, dated September 21, 2000, between the Company and Dr. Katherine S. Bowdish.*(1)

10.3	Administrative, Research and Development Facility Lease, dated May 9, 2000, between the Company and WE Knotter L.L.C.*(6)

10.4	Company’s 1992 Stock Option Plan, as amended.*(7)

10.5	Company’s 2000 Stock Option Plan.*(8)

10.6	Company’s 1992 Outside Directors Stock Option Plan, as amended.*(9)

10.7	Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research Foundation.*(3)

10.8	License Agreement dated as of September 30, 1992 between the Company and Yale University, as amended July 2, 1993.*(2)†

10.9	License Agreement dated as of August 1, 1993 between the Company and Biotechnology Research and Development Corporation (“BRDC”), as amended as of July 1, 1995.*(2)†

10.10	License Agreement dated January 25, 1994 between the Company and The Austin Research Institute.*(2)†

10.11	Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health.*(2)†

10.12	License Agreement dated July 22, 1994 between the Company and The Austin Research Institute.*(2)†

10.13	License Agreement dated as of January 10, 1995 between the Company and Yale University.*(2)†

10.17	License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended September 23, 1992.*(2)†

10.18	Agreement to be Bound by Master Agreement dated as of August 1, 1993 between the Company and BRDC.*(2)

10.19	License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(10)†

10.20	License Agreement dated May 8, 1996 between the Company and Enzon, Inc.*(10)†

10.21	Asset Purchase Agreement date as of February 9, 1999 between the Company and United States Surgical Corporation.*(11)

10.22	Collaboration Agreement dated January 25, 1999 between the Company and the Procter & Gamble Company, as amended.*(11)†

10.23	Letter agreement dated September 14, 1999 between the Company and Leonard Bell.*(11)

10.24	Binding Memorandum of Understanding dated December 11, 2001 between the Company and the Procter & Gamble Company.††

10.25	Research and Development Facility lease, dated February 1, 2002, between the Company and PMSI SRF L.L.C.*(12)

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Risk Factors.

99.3	Copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

*	Previously filed
(1)	Incorporated by reference to our report on Form 8-K, filed on October 3, 2000.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.
(4)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 2000.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1997.
(6)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.
(7)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.
(8)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-69478) filed on September 14, 2001.
(9)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71985) filed on February 8, 1999.
(10)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
(11)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(12)	Incorporated by reference to our Quarterly report Form 10-Q for the quarter ended January 31, 2002.
†	Confidential treatment was granted for portions of such document.
††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(b)  Reports on Form 8-K

Current report on Form 8-K filed on June 3, 2002 on the adopting of policy allowing directors and officers of the Company to effect sales of the Company’s securities under the Securities and Exchange Commission Rule 10b5-1.

Current report on the form 8-K/A filed on June 21, 2002 to replace Arthur Andersen, LLP as the Company’s independent public accountants with PricewaterhouseCoopers, LLP effective May 31, 2002

(c)  Exhibits

See (a) (3) above.

(d)  Financial Statement Schedules

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

By:	/s/ LEONARD BELL
Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer

By:	/s/ DAVID W. KEISER
David W. Keiser President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEONARD BELL Leonard Bell, M.D.	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer)	October 24, 2002

/s/ DAVID W. KEISER David W. Keiser	President, Chief Operating Officer and Director (principal financial officer)	October 24, 2002

/s/ BARRY P. LUKE Barry P. Luke	Vice President, Finance and Administration (principal accounting officer)	October 24, 2002

/s/ JOHN H. FRIED John H. Fried, Ph.D.	Chairman of the Board of Directors	October 24, 2002

/s/ JERRY T. JACKSON Jerry T. Jackson	Director	October 24, 2002

/s/ MAX LINK Max Link, Ph.D.	Director	October 24, 2002

/s/ JOSEPH A. MADRI Joseph A. Madri, Ph.D., M.D.	Director	October 24, 2002

Signature	Title	Date

/s/ R. DOUGLAS NORBY R. Douglas Norby	Director	October 24, 2002

/s/ ALVIN S. PARVEN Alvin S. Parven	Director	October 24, 2002

I, Leonard Bell, certify that:

1.  I have reviewed this annual report on Form 10-K of Alexion Pharmaceuticals, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 24, 2002
/s/ LEONARD BELL
Leonard Bell, M.D.
Chief Executive Officer

I, David W. Keiser, certify that:

1.  I have reviewed this annual report on Form 10-K of Alexion Pharmaceuticals, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 24, 2002
/s/ DAVID W. KEISER
David W. Keiser
President and Chief Operating Officer (Principal Financial Officer)

ALEXION PHARMACEUTICALS, INC.

Report of Independent Accountants

To the Board of Directors and Stockholders of
Alexion Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheet as of July 31, 2002 and the related consolidated statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at July 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of July 31, 2001, and for each of the two years in the period ended July 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements before the revisions described in Note 2 in their report dated August 31, 2001.

As discussed above, the financial statements of Alexion Pharmaceuticals, Inc. as of July 31, 2001, and for each of the two years in the period ended July 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of August 1, 2001. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of revenue recognition relating to non-refundable upfront licensing fees in accordance with Staff Accounting Bulletin No. 101 in fiscal 2001.

/s/    PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut
October 18, 2002

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(in thousands)

	July 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,574	$135,188
Marketable securities	261,010	220,086
Reimbursable contract costs
Billed	863	2,974
Unbilled	—	4,006
Prepaid expenses and other current assets	1,337	493

Total current assets	310,784	362,747
PROPERTY, PLANT AND EQUIPMENT, net	14,874	13,731
GOODWILL	19,954	20,270
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,324 and $751 at July 31, 2002 and 2001, respectively	2,692	3,265
OTHER ASSETS	5,765	246

Total assets	$354,069	$400,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$9,843	$1,722
Accrued expenses	4,303	2,271
Accrued interest	2,627	2,646
Deferred revenue	546	1,351

Total current liabilities	17,319	7,990
DEFERRED REVENUE, less current portion included above	7,352	7,941
NOTE PAYABLE	3,920	3,920
CONVERTIBLE SUBORDINATED NOTES	120,000	120,000
COMMITMENTS AND CONTINGENCIES (Notes 9, 11, and 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 145,000 shares authorized; 18,241 and 18,119 shares issued at July 31, 2002 and 2001, respectively	2	2
Additional paid-in capital	385,197	384,091
Accumulated deficit	(180,799)	(124,257)
Other comprehensive income	1,678	572
Treasury stock, at cost, 37 and 12 shares at July 31, 2002 and 2001, respectively	(600)	—

Total stockholders’ equity	205,478	260,408

Total liabilities and stockholders’ equity	$354,069	$400,259

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements Of Operations
(in thousands, except per share amounts)

	For the Years Ended July 31,
	2002	2001	2000
CONTRACT RESEARCH REVENUES	$6,536	$11,805	$21,441

OPERATING EXPENSES
Research and development	60,005	38,871	40,187
General and administrative	7,993	7,135	4,175
In-process research and development (Note 3)	—	21,000	—
Amortization of goodwill (Goodwill, Note 2)	—	2,901	—

Total operating expenses	67,998	69,907	44,362

Operating loss	(61,462)	(58,102)	(22,921)
OTHER INCOME AND EXPENSE
Investment income	11,920	17,975	5,833
Interest expense	(7,700)	(7,798)	(3,139)

Loss before state tax benefit and cumulative effect of adoption of Staff Accounting Bulletin No. 101 (SAB 101)	(57,242)	(47,925)	(20,227)
STATE TAX BENEFIT	700	—	—

Loss before cumulative effect of adoption of SAB 101	(56,542)	(47,925)	(20,227)
CUMULATIVE EFFECT OF ADOPTION OF SAB 101 (Note 4)	—	(9,118)	—

Net loss	$(56,542)	$(57,043)	$(20,227)

BASIC AND DILUTED PER SHARE DATA
Loss before cumulative effect of adoption of SAB 101	$(3.12)	$(2.76)	$(1.45)
Cumulative effect of adoption of SAB 101	—	(0.52)	—

Net loss	$(3.12)	$(3.28)	$(1.45)

PRO FORMA AMOUNTS ASSUMING ADOPTION OF SAB 101 APPLIED RETROACTIVELY
Pro forma operating loss	$(61,462)	$(58,102)	$(22,333)
Pro forma net loss	$(56,542)	$(47,925)	$(19,639)
Pro forma basic and diluted net loss per common share	$(3.12)	$(2.76)	$(1.41)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE AND PRO FORMA NET LOSS PER COMMON SHARE	18,146	17,371	13,914

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock at Cost		Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount				Shares	Amount
BALANCE, July 31, 1999	11,304	$1	$80,291	$(46,987)	$(4)	12	$—	$33,301
Issuance of common stock from exercise of options	225	—	1,697	—	—	—	—	1,697
Noncash compensation expense related to grant of stock options	—	—	430	—	—	—	—	430
Issuance of common stock from exercise of warrants	202	—	1,998	—	—	—	—	1,998
Issuance of common stock, net of issuance costs of $3,391	3,415	1	44,420	—	—	—	—	44,421
Net change in unrealized losses on marketable securities	—	—	—	—	(16)	—	—	(16)	$(16)
Net loss	—	—	—	(20,227)	—	—	—	(20,227)	(20,227)

Comprehensive loss	—	—	—	—	—	—	—	—	$(20,243)

BALANCE, July 31, 2000	15,146	$2	$128,836	$(67,214)	$(20)	12	$—	$61,604

Issuance of common stock from exercise of options	299	—	2,199	—	—	—	—	2,199
Noncash compensation expense related to grant of stock options	—	—	408	—	—	—	—	408
Issuance of common stock from exercise of warrants	18	—	179	—	—	—	—	179
Issuance of common stock, net of issuance costs of $201	2,300	—	208,524	—	—	—	—	208,524
Issuance of common stock and stock options to acquire all outstanding equity of Prolifaron	356	—	43,945	—				43,945
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	592	—	—	592	$592
Net loss	—	—	—	(57,043)	—	—	—	(57,043)	(57,043)

Comprehensive loss	—	—	—	—	—	—	—	—	$(56,451)

BALANCE, July 31, 2001	18,119	$2	$384,091	$(124,257)	$572	12	$—	$260,408

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (Continued)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock at Cost		Total Stockholders’ Equity	Total Comprehensive Loss
	Shares	Amount				Shares	Amount
BALANCE, July 31, 2001	18,119	$2	$384,091	$(124,257)	$572	12	$—	$260,408
Issuance of common stock from exercise of options	122	—	926	—	—	25	(600)	326
Noncash compensation expense related to grant of stock options	—	—	180	—	—	—	—	180
Net change in unrealized gains on marketable securities	—	—	—	—	1,106	—	—	1,106	$1,106
Net loss	—	—	—	(56,542)	—	—	—	(56,542)	(56,542)

Comprehensive loss	—	—	—	—	—	—	—	—	$(55,436)

BALANCE, July 31, 2002	18,241	$2	$385,197	$(180,799)	$1,678	37	$(600)	$205,478

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended July 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,542)	$(57,043)	$(20,227)
Adjustments to reconcile net loss to net cash used in operating activities
In-process research and development	—	21,000	—
Cumulative effect of adopting SAB 101	—	9,118	—
Amortization of goodwill	—	2,901	—
Depreciation and amortization	3,562	2,620	1,769
Gain on sale of marketable securities	(1,891)	—	—
Compensation expense related to grant of stock options	180	408	430
Changes in assets and liabilities
Reimbursable contract costs	6,117	(1,842)	1,767
Prepaid expenses	(844)	270	16
Other assets	(5,519)	—	—
Accounts payable	8,121	(789)	(1,444)
Accrued expenses	2,008	845	(1,026)
Accrued interest	(19)	(84)	2,657
Deferred revenue	(1,394)	(576)	300

Net cash used in operating activities	(46,221)	(23,172)	(15,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(533,117)	(561,940)	(93,065)
Proceeds from maturity or sale of marketable securities	495,190	425,117	14,468
Purchases of property, plant and equipment	(4,096)	(7,021)	(2,229)
Investments in patents and licensed technology	(36)	(65)	(40)
Net cash received (paid) in acquisition of Prolifaron	340	(464)	—

Net cash used in investing activities	(41,719)	(144,373)	(80,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	326	210,902	48,116
Net proceeds from issuance of convertible subordinated notes	—	—	116,063
Repayments of notes payable	—	(369)	(462)
Other	—	342	527

Net cash provided by financing activities	326	210,875	164,244

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(87,614)	43,330	67,620
CASH AND CASH EQUIVALENTS, beginning of year	135,188	91,858	24,238

CASH AND CASH EQUIVALENTS, end of year	$47,574	$135,188	$91,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$7,077	$7,316	$296

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Exercise of stock options through tendering of mature common stock	$600	$—	$—

Acquisition of Prolifaron through issuance of common stock and stock options	$—	$43,945	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Operations

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) was organized in 1992 and is engaged in the development of therapeutic products for the treatment of a wide array of severe diseases, including cardiovascular and autoimmune disorders and cancer. The Company’s two lead product candidates are antibodies that address specific diseases that arise when the human immune system attacks the human body itself and produces undesired inflammation.

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

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“Columbus”). Results of operations of AAT are included in the Company’s consolidated statements of operations since September 23, 2000, the effective date of the Prolifaron acquisition (see Note 3). Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from Tyco Healthcare. All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company has classified its marketable securities as “available for sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in other comprehensive income (loss) as a component of stockholders’ equity. During the year ended July 31, 2002, the Company realized a gain on sales of marketable securities of approximately $1.9 million. No significant realized gains or losses were recorded during the years ended July 31, 2001 and 2000. The Company utilizes the specific identification method in computing realized gains and losses. At July 31, 2002, the Company’s marketable securities had a maximum

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity of less than two years with an average of approximately twelve months. The weighted average interest rate associated with these marketable debt securities was 2.4% and 4.2% as of July 31, 2002 and 2001, respectively.

The following is a summary of marketable securities at July 31, 2002 and 2001 (amounts in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Federal agency obligations	$159,827	$1,228	$161,055
Corporate bonds	81,496	405	81,901
Certificates of deposit	17,950	12	17,962
Other	59	33	92

Total marketable securities at July 31, 2002	$259,332	$1,678	$261,010

Federal agency obligations	123,022	387	123,409
Corporate bonds	96,492	185	96,677

Total marketable securities at July 31, 2001	$219,514	$572	$220,086

Goodwill

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the “pooling of interests” method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements.

The Company adopted SFAS No. 142 effective August 1, 2001. The adoption of SFAS No. 142 caused the amortization as it relates to the $22.9 million of goodwill acquired in connection with the acquisition of Prolifaron (see Note 3) to cease effective August 1, 2001. Prior to the adoption of this standard, this annual amortization was expected to be approximately $3.3 million annually over a seven-year period. On a prospective basis, this goodwill is subject to annual impairment reviews, and, if conditions warrant, interim reviews based upon its estimated fair value. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined. No impairment charge resulted upon the adoption of this standard and as a result of the Company’s annual impairment assessment. Changes in goodwill during fiscal 2002 resulted primarily from adjustments related to tax benefits generated by Prolifaron prior to the acquisition.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reported net loss to adjusted net loss before amortization of goodwill is as follows (dollars in thousands, except per share amounts):

	Year Ended July 31,
	2002	2001		2000
Reported net loss	$(56,542)	$(57,043	)(a)	$(20,227)
Amortization of goodwill	—	2,901		—

Adjusted net loss	$(56,542)	$(54,142	)(a)	$(20,227)

Basic and diluted loss per share:
Reported net loss	$(3.12)	$(3.28	)(b)	$(1.45)
Amortization of goodwill	—	.16		—

Adjusted net loss	$(3.12)	$(3.12	)(b)	$(1.45)

(a)	Includes the noncash charge for IPRD of $21,000 and Cumulative Effect of Adoption of SAB 101 of $9,118.
(b)	Includes the noncash charges for IPRD of $1.21 and Cumulative Effect of Adoption of SAB 101 of $0.52.

Long-Lived Assets

The Company accounts for its investments in long-lived assets in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”. SFAS No. 121 requires a company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has reviewed its long-lived assets and has determined that no impairments exist.

Revenue Recognition

Contract research revenues recorded by the Company consist of research and development support payments and license fees under collaborations with third parties and amounts received under various government grants.

As a result of the Company’s adoption of SAB 101 (see Note 4), up-front, non-refundable license fees received in connection with a collaboration are deferred and amortized into revenue based upon the terms of each collaborative arrangement.

Revenues derived from the achievement of milestones are recognized when the milestone is achieved, provided that the milestone is substantive and a culmination of the earnings process has occurred. Research and development support revenues are recognized as the related work is performed and expenses are incurred under the terms of the contracts for development activities.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unbilled reimbursable contract costs as shown on the accompanying consolidated balance sheets represent reimbursable costs incurred in connection with research contracts which have not yet been billed. The Company bills these costs and recognizes the costs and related revenues in accordance with the terms of the contracts.

Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts (see Notes 4 and 10).

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

Comprehensive Income (Loss)

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

Stock Options

The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25. The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. The Company recognizes compensation cost associated with stock option grants, if any, over the applicable vesting term.

Net Loss Per Common Share

The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common shares equivalents outstanding during the period. Common share equivalents represent dilutive stock options, and convertible subordinated debt. These outstanding stock options, warrants and convertible subordinated debt entitled holders to acquire 4,685,160, 4,689,075 and 3,829,887 shares of common stock at July 31, 2002, 2001 and 2000, respectively. There is no difference in basic and diluted net loss per common share as the effect of common share equivalents is anti-dilutive for all periods presented.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma net loss per share as reported in the accompanying statements of operations for the years ended July 31, 2002, 2001 and 2000, assumes the retroactive adoption of SAB 101 (see Note 4).

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment. In addition, all revenues are generated from United States (“U.S.”) entities, and all long-lived assets are maintained in the U.S.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, reimbursable contract costs, accounts payable, notes payable and convertible subordinated notes. Cash and cash equivalents and marketable securities are carried at fair value. Reimbursable contract costs, accounts payable, notes payable and convertible subordinated notes are carried at cost. Management believes reimbursable contract costs, accounts payable and notes payable approximate fair value. The carrying value of convertible subordinated notes exceeded fair value by approximately $47.7 million based upon trading values reported at July 31, 2002.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management believes the adoption of this new standard will not have a material impact on either the operating results or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement also amends SFAS No. 13, “Accounting for Leases” and makes various technical corrections to existing pronouncements. Those corrections are not substantive in nature. The provisions of SFAS No. 145 were effective as of May 15, 2002. The adoption of the new standard had no impact on the operating results or the financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of this standard on August 1, 2002 did not have a material impact on the operating results or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets”. The objective of SFAS No. 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this pronouncement are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this pronouncement, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard on August 1, 2002 did not have a material impact on the operating results or the financial position of the Company.

3.    Alexion Antibody Technologies, Inc.

On September 23, 2000, the Company acquired Prolifaron, Inc. (“Prolifaron”), a privately-held biopharmaceutical company with extensive combinatorial human antibody library technologies and expertise. The acquisition was accomplished when Prolifaron was merged with a wholly owned subsidiary of Alexion and renamed Alexion Antibody Technologies, Inc. In consideration thereof, the Company issued 355,594 shares of the Company’s common stock and fully vested options to purchase 44,364 shares of the Company’s common stock at a weighted average exercise price of $44.35 per share, in exchange for all of the outstanding equity of Prolifaron including fully vested options under their stock option plan. The fair value of the Company’s common stock and stock options issued at the date of the acquisition was approximately $43.9 million.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The drug candidates under development represent innovative technologies addressing autoimmune and inflammatory disorders and cancer.

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

The excess cost over the fair value of the net assets acquired, which amounted to approximately $22.9 million, was reflected as goodwill and was being amortized over approximately 7 years during fiscal 2001 (see Goodwill, Note 2). The following table summarizes the allocation of the purchase price to the net assets acquired (amounts in thousands):

Cash and cash equivalents acquired	$771
Reimbursable contract costs	43
Prepaid expenses and other current assets	623
Property, plant and equipment	493
Other	3
Goodwill	22,855
In-process research and development	21,000
Accounts payable and accrued expenses	(540)
Accrued transaction costs	(1,303)

Total fair value of equities issued	$43,945

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended July 31,
	2001 Pro Forma	2000 Pro Forma
Contract research revenues	$12,926	$24,019
Net loss before cumulative effect of adoption of SAB 101	$(27,724)	$(23,955)
Net loss	$(36,842)	$(23,955)
Basic and diluted net loss per common share	$(2.11)	$(1.68)
Shares used in computing basic and diluted net loss per common share	17,423	14,270

Had SAB 101 been retroactively applied (see Note 4) to the above pro forma information for the year ended July 31, 2000, contract revenues would increase and net loss would decrease by $588,000. Basic and diluted net loss per share would be reduced to $(1.64) per share for that year.

The unaudited pro forma condensed consolidated financial information is not necessarily indicative of what actual results would have been had the transaction occurred on the dates indicated and do not purport to indicate the results of future operations.

4.    Cumulative Effect of Accounting Change

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 summarized certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and specifically addressed revenue recognition in the biotechnology industry for non-refundable up-front fees. Prior to the implementation of SAB 101, non-refundable license fees received upon execution of license agreements were recognized as revenue immediately. The Company adopted SAB 101 in fiscal 2001 and therefore changed its revenue recognition policy for up-front non-refundable payments from immediate recognition to deferral of the revenue with the up-front fee amortized into revenue over the life of the agreement.

In fiscal 1999 the Company recognized $10 million of revenue from a non-refundable up-front licensing fee received from Procter & Gamble Pharmaceuticals (“P&G”) (see Note 10). With the adoption of SAB 101, the Company is now required to recognize this $10 million license fee as revenue over the average of the remaining patent lives of the underlying technologies (17 years) as the agreement with P&G provided for ongoing collaborative services and the funding of specified clinical development and manufacturing costs of the Company’s pexelizumab product candidate. The license is being recognized over the lives of the patents, as the agreement does not have a specified contractual term. As part of the change to the accounting method, the Company recognized a non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. There were no income tax effects related to this accounting change.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has provided pro forma operating loss, net loss and net loss per share information as if the Company had adopted SAB 101 for all periods presented.

5.    Property, Plant and Equipment

Property, plant, and equipment is recorded at cost and is depreciated over the estimated useful lives of the assets involved. Depreciation and amortization commences at the time the assets are placed in service and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred. Depreciation and amortization of fixed assets was approximately $2,953,000, $2,095,000 and $1,429,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

Asset	Estimated Useful Life
Building and building improvements	15 years
Leasehold improvements	Life of lease
Laboratory equipment	5 years
Furniture and office equipment	3 years

A summary of property, plant and equipment is as follows (amounts in thousand):

	July 31,
	2002	2001
Land	$364	$364
Building, building improvements and leasehold improvements	10,302	9,088
Laboratory and support equipment	11,644	9,338
Furniture and office equipment	2,428	1,852

	24,738	20,642
Less: Accumulated depreciation and amortization	(9,864)	(6,911)

	$14,874	$13,731

6.    Accrued Expenses

A summary of accrued expenses is as follows (amounts in thousands):

	July 31,
	2002	2001
Payroll and employee benefits	$1,365	$1,121
Research and development expenses	1,445	398
State taxes	591	—
Accrued rent	475	452
Other	427	300

	$4,303	$2,271

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Note Payable

The Company has a term note payable to Tyco Healthcare (formerly U.S. Surgical Corporation) bearing interest at 6% per annum, payable quarterly. The principal balance of $3.92 million under the note matures in May 2005. The note payable is collateralized by certain assets of Columbus with a net book value of approximately $2.84 million as of July 31, 2002.

8.    Convertible Subordinated Notes

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,555 shares of common stock, in aggregate.

The notes are subordinated to all the Company’s existing and future senior indebtedness and are effectively subordinated to all of the indebtedness and other liabilities (including trade and other payables) of the Company and its subsidiaries. The indenture governing the notes does not limit the amount of indebtedness, including senior indebtedness, which the Company may incur.

Noteholders may require the Company to repurchase their notes upon a repurchase event, as defined by the loan agreement in cash, or, at the option of the Company, in common stock, at 105% of the principal amount of the notes, plus accrued and unpaid interest.

The notes are not entitled to any sinking fund. At any time or from time to time on or after March 20, 2003 and ending on March 14, 2007, the Company may elect to redeem, solely at its discretion, some or all the notes on at least 30 days notice as a whole or, from time to time, in part at certain premiums over the principal amount plus accrued interest.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $570,000 for each of the years ended July 31, 2002 and 2001.

9.    License and Research and Development Agreements

The Company has entered into a number of license and research and development agreements since its inception. These agreements have been made with various research institutions, universities, and government agencies in order to advance and obtain technologies management believes important to the Company’s overall business strategy.

License agreements generally provide for an initial fee followed by annual minimum royalty payments. Additionally, certain agreements call for future payments upon the attainment of agreed to milestones, such as,

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

but not limited to, Investigational New Drug (IND) application or Product License Approval (PLA). These agreements require minimum royalty payments based upon sales developed from the applicable technologies, if any.

Research and development agreements generally provide for the Company to fund future project research and clinical trials. Based upon these agreements, the Company may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research. Clinical and manufacturing development agreements generally provide for the Company to fund manufacturing development and on-going clinical trails.

In order to maintain its rights under these agreements, the Company may be required to provide a minimum level of funding or support. The Company may elect to terminate these arrangements. Accordingly, the Company recognizes the expense related to these arrangements over the period of performance.

The minimum fixed payments (assuming non-termination of the above agreements) as of July 31, 2002, for each of the next five years are as follows (amounts in thousands):

Years Ending July 31,	License Agreements	Research & Development Agreements	Clinical & Manufacturing Development Agreements
2003	$517	$1,021	$15,373
2004	472	388	813
2005	477	438	121
2006	477	296	97
2007	477	363	48

Should the Company achieve certain milestones related to product development and product license applications and approvals, additional payments would be required. In addition to the payments above, as of July 31, 2002, these agreements contain milestone payment provisions aggregating approximately $24.2 million. The agreements also require the Company to fund certain future costs associated with the filing of patent applications.

10.    Contract Research Revenues

During the three years ended July 31, 2002 the Company recorded contract research revenues from research and development support payments and license fees under collaboration with third parties and amounts received from various government grants.

The Company and P&G entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. The Company granted P&G an exclusive license to the Company’s intellectual property related to pexelizumab, with the right to sublicense. P&G originally agreed to fund generally all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation caused by

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cardiopulmonary bypass surgery, heart attack and angioplasty (see below). Additionally, P&G agreed to pay the Company up to $95 million in payments, which included a non-refundable up-front $10 million license fee (see Note 4), milestone payments (including up to $33 million in milestone payments for achievement of certain sales thresholds), and research and development support payments. The Company was also to receive royalties on worldwide sales of pexelizumab, if any, for all indications. The Company was to retain a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. The Company was to share co-promotion rights with P&G to sell, market and distribute pexelizumab in the U.S., and grant P&G the exclusive rights to sell, market and distribute pexelizumab outside of the U.S.

In December 2001, the Company and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which they revised their January 1999 collaboration. Under the revised structure per the MOU, the Company and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that the Company and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that each firm will receive an approximate equal share of the gross margin on U.S. sales, if any. The Company has agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery (“CABG”) – Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs of pexelizumab. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. The Company is responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

P&G has the right to terminate the collaboration at any time. If P&G terminates prior to incurring its 50% of the CABG-Phase III clinical trial costs, then P&G will not be required to contribute towards its approximately equal share of the U.S. CABG-Phase III clinical trial costs and P&G will be released from its future funding obligations. In such circumstance, all rights and the exclusive license to the Company’s intellectual property related to pexelizumab will revert back to the Company and the Company will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction (“heart attack”) patients that recently completed enrollment. The Company and P&G have agreed that each will share concurrently 50% of any future AMI-Phase III clinical trial costs.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. Based upon costs incurred under these projects as of July 31, 2002, the Company has up to approximately $200,000 of additional funding available under these grants.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of revenues generated from contract research collaboration and grant awards is as follows (amounts in thousands):

	Year Ended July 31,
	2002	2001	2000
Collaboration/Grant Awards
P&G	$4,591	$9,728	$19,708
U.S. government grants	1,745	1,677	1,733
Other	200	400	—

	6,536	11,805	21,441
Pro forma revenue as if SAB 101 was retroactively adopted (Note 4)	—	—	588

Total pro forma revenues	$6,536	$11,805	$22,029

11.    Commitments

As of July 31, 2002, the Company leases its headquarters and primary research and development facilities. The lease commenced in August 2000 and has a term of ten years and six months. The Company is required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent started at approximately $80,000, increasing to approximately $104,000 over the term of this lease. The Company has issued a $200,000 open letter of credit to secure the lease.

The pilot manufacturing plant, which is used for producing compounds for clinical trials, has a monthly fixed rent of approximately $16,700. The Company is currently leasing the facility on a month to month basis. The Company leases an additional research facility starting at a monthly fixed rent of approximately $35,000 increasing to approximately $90,000 as the facility is expanded. This lease expires in 2012.

Aggregate lease expense for the Company’s facilities was $1,373,000, $1,536,000 and $694,000 for the years ended July 31, 2002, 2001 and 2000, respectively. Lease expense is being recorded on a straight-line basis over the applicable rental terms.

Aggregate future minimum annual rental payments for the next five years and thereafter under noncancellable operating leases (including facilities and equipment) are as follows (amounts in thousands):

Years Ended July 31,
2003	$1,550
2004	2,007
2005	2,022
2006	1,989
2007	2,086
2008 and thereafter	9,418

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Common Stock

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

13.    Stock Options and Warrants

Stock Options

During fiscal 2001, the stockholders of the Company approved the adoption of the 2000 Stock Option Plan (“2000 Plan”) and elected to terminate the previous 1992 Plan. As of July 31, 2002, stock options to acquire 2,164,588 shares of common stock are outstanding under the 1992 Plan. Under the 2000 Plan, incentive and nonqualified stock options may be granted for up to a maximum of 1,500,000 shares of common stock to directors, officers, key employees and consultants of the Company. As July 31, 2002, there were 273,990 options available for grant under the 2000 Plan. During fiscal 2001, the stockholders of the Company approved an amendment to the 1992 Stock Option Plan for Outside Directors. This amendment increased the number of stock options granted initially to qualifying directors as well as upon annual re-election to the board of directors. Options generally become exercisable in equal proportions over three to four years and remain exercisable for up to ten years after the grant date, subject to certain conditions.

SFAS No. 123, “Accounting for Stock-Based Compensation” requires the measurement of the fair value of stock options or warrants to be disclosed in the notes to financial statements. The Company has computed the pro forma disclosure required under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used are as follows:

	2002	2001	2000
Risk free interest rate	4.5%	4.7%	6.0%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	92%	101%	85%

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates of awards under these plans consistent with the method of SFAS No. 123, the Company’s net loss and

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pro forma net loss per common share would have been increased to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

	2002	2001	2000
Net loss
As reported	$(56,542)	$(57,043)	$(20,227)
Pro forma	(72,454)	(69,470)	(22,887)
Net loss per common share:
As reported	$(3.12)	$(3.28)	$(1.45)
Pro forma	(3.99)	(4.00)	(1.64)

A summary of the status of the Company’s stock option plans at July 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the table and narrative below:

	2002		2001		2000
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at August 1	3,561,520	$25.12	2,684,215	$21.09	2,348,587	$8.10
Granted	203,855	21.17	1,275,164	30.05	644,800	63.18
Exercised	(121,750)	7.27	(299,525)	7.34	(225,083)	7.56
Cancelled	(86,020)	33.87	(98,334)	33.20	(84,089)	17.34

Outstanding at July 31	3,557,605	$25.30	3,561,520	$25.12	2,684,215	$21.09

Options exercisable at July 31	2,163,580	$20.25	1,622,164	$14.65	1,443,554	$7.26
Weighted-average fair value of options granted during the year		$15.16		$25.70		$45.02

During fiscal 2002, options to purchase 203,855 shares of common stock were granted to employees and directors at exercise prices equal to the fair value of the stock at the date of grant.

During fiscal 2001, options to purchase 1,220,800 shares of common stock were granted to employees and directors at exercise prices equal to the fair value of the stock at the date of grant. The weighted average exercise price of these options was $29.16 per share. The weighted average fair value of these options at the date of grant was $22.40 per option. In addition, options to purchase 10,000 shares of common stock were granted to employees at exercise prices which were less then the fair value of the common stock at the date of grant. Accordingly, the Company is recording compensation expense based upon this difference over the vesting period associated with these options. Compensation expense associated with these options is $65,000 and $121,000 for the years ended July 31, 2002 and 2001, respectfully. Aggregate compensation expense of approximately $138,000 associated with these option grants is expected to be recognized over the next two years. The weighted average exercise price of these options was $75.51 per share. The weighted average fair value of these options at the date of grant was $92.27 per option.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2001, in connection with acquisition of Prolifaron (see Note 3), the Company also issued fully vested options to purchase 44,364 shares of common stock at a weighted average exercise price of $44.35 per share. The weighted average fair value of these options at the date of grant was $101.46 per option. The value of these options was included as a component of the purchase price of Prolifaron at the date of acquisition.

During fiscal 2000, options to purchase 644,800 shares of common stock were granted to employees, directors and consultants of the Company at an exercise price equal to the fair value of the stock at the date of grant. The Company is recording compensation expense based upon the fair value of the options granted to consultants over the vesting term. Compensation expense related to these options was $12,000, $93,000 and $239,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

The Company also records compensation expense on certain options to purchase common stock granted prior to fiscal 2000 to employees. These options were subject to shareholders approving an increase in total shares available to be granted under the plan. The exercise price of these options was less than the fair value of the stock at the date of shareholder approval. Accordingly, the Company is recording compensation expense based upon this difference over the vesting period associated with these options. Compensation expense associated with these options is $104,000, $194,000 and $191,000 for the years ended July 31, 2002, 2001 and 2000, respectively. Aggregate compensation expense of approximately $36,000 associated with these option grants is expected to be recognized over the next year.

The following table presents weighted average price and life information about significant option groups outstanding at July 31, 2002:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.37 – $ 9.00	639,887	4.0	$5.31	636,637	$5.31
$ 9.01 – $ 20.99	1,004,685	5.5	10.79	857,785	10.47
$ 21.00 – $ 24.50	1,072,198	8.8	21.24	248,823	21.03
$ 32.00 – $ 54.00	167,085	8.1	37.65	78,210	40.24
$ 61.00 – $ 87.00	633,750	7.8	66.88	332,125	66.23
$106.00 – $108.00	40,000	8.1	107.88	10,000	107.88

	3,557,605	6.8	$25.30	2,163,580	$20.25

Warrants

In connection with the Company’s initial public offering in 1996, the Company sold to its underwriter, for nominal consideration, warrants to purchase 220,000 shares of common stock. These warrants were exercisable at a price of $9.90 per share for a period of forty-two (42) months commencing on August 27, 1997. During fiscal 2000, warrants to purchase 201,883 shares were exercised resulting in proceeds of $2.0 million to the Company. During fiscal 2001, the remaining warrants to purchase 18,117 shares were exercised resulting in proceeds of approximately $179,000 to the Company.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Rights to Purchase Preferred Stock

In February 1997, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock (including all future issuances of common stock). Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $75.00 (see below), subject to adjustment. The rights may be exercised only after a public announcement that a party acquired 20% or more of the Company’s common stock or after commencement or public announcement to make a tender offer for 20% or more of the Company’s common stock. The rights, which do not have voting rights, expire on March 6, 2007, and may be redeemed by the Company at a price of $0.01 per right at any time prior to their expiration or the acquisition of 20% or more of the Company’s stock. The preferred stock purchasable upon exercise of the rights will have a minimum preferential dividend of $10.00 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of common stock. In the event of a liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment to be made per share of common stock.

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

15.    401(k) Plan

The Company has a 401(k) plan. Under the plan, employees may contribute up to 15 percent of their compensation with a maximum of $11,000 per employee in calendar year 2001. The Company matches contributions at a rate of $0.50 for each dollar deferred up to the first 6% of compensation. The Company made matching contributions of approximately $207,000, $177,000 and $127,000 for the years ended July 31, 2002, 2001 and 2000, respectively.

16.    Income Taxes

At July 31, 2002, the Company has available for federal tax reporting purposes, net operating loss carryforwards of approximately $162.6 million which expire through 2022 (of which approximately $18.0 million resulted from the exercise of nonqualified stock options as discussed below). The Company also has federal and state research and development credit carryforwards of approximately $9.6 million which begin to expire commencing in fiscal 2008. The Tax Reform Act of 1986 contains certain provisions that limits the

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period. The Company believes it has triggered these limitation provisions.

As a result of recent legislation, the State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental research and development credits, as defined. During the year ended July 31, 2002, the Company had filed a claim to exchange their fiscal 2001 incremental research and development credit and as a result recognized a state tax benefit of $700,000.

The Company follows SFAS No. 109, “Accounting for Income Taxes.” This statement requires that deferred income tax assets and liabilities reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred income tax assets are as follows (amounts in thousands):

	July 31,
	2002	2001
Deferred tax assets
Net operating loss carryforwards, federal and state	$61,830	$36,870
Tax credit carryforwards	9,640	9,990
Deferred revenues	3,100	3,350
Other	230	—

Total deferred tax assets	74,800	50,210
Less: Valuation allowance for deferred tax assets	74,800	50,210

	$—	$—

The exercise price of nonqualified stock options gives rise to compensation which is included in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. As a result of the exercise of nonqualified stock options, the Company has related net operating loss carryforwards of approximately $18.0 million which can be used to offset future taxable income, if any. When realized, the related tax benefits of these net operating loss carryforwards will be credited directly to paid in capital.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended July 31,
	2002	2001	2000
Statutory rate	(34)%	(34)%	(34)%
State tax benefit, net of Federal taxes	(5)	(5)	(5)
In-process research and development	—	14	—
Amortization of goodwill	—	2	—
Research & development credits	4	(5)	(11)
Increase in deferred tax valuation allowance	34	28	50

Effective rate	(1)%	—%	—%

The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of July 31, 2002 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax assets.

17.    Unaudited Quarterly Financial Information

The following is condensed quarterly financial information (amounts in thousands, except per share amounts):

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract research revenues	$1,860	$3,380	$539	$757
Operating expenses	11,270	16,879	18,338	21,511
Operating loss	(9,410)	(13,499)	(17,799)	(20,754)
Net loss applicable to common shareholders	(7,789)	(10,810)	(17,105)	(20,838)
Net loss per common share, basic and diluted	(0.43)	(0.60)	(0.94)	(1.15)

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract research revenues	$3,399	$3,174	$1,960	$3,272
Operating expenses	33,650	12,248	11,125	12,884
Operating loss	(30,251)	(9,074)	(9,165)	(9,612)
Net loss before cumulative effect of adopting SAB 101	(29,441)	(4,486)	(6,462)	(7,536)
Cumulative effect of adopting SAB 101	(9,118)	—	—	—
Net loss applicable to common shareholders	(38,559)	(4,486)	(6,462)	(7,536)
Net loss per common share, basic and diluted	(2.52)	(0.25)	(0.36)	(0.42)