Form 10-Q
period 2002-10-31
ALEXION PHARMACEUTICALS INC
filed 2002-12-11
CIK 899866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the quarterly period ended October 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the transition period from                     to

Commission file number: 0-27756

Alexion Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3648318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

352 Knotter Drive, Cheshire, Connecticut 06410

(Address of principal executive offices) (Zip Code)

203-272-2596

(Registrant’s telephone number, including area code)

N/A

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Common Stock, $0.0001 par value	18,205,296 shares
Class	Outstanding at December 1, 2002

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets
(UNAUDITED)
(amounts in thousands)

	October 31, 2002	July 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$20,204	$47,574
Marketable securities	263,254	261,010
Reimbursable contract costs	297	863
Prepaid expenses and other current assets	2,326	1,337

Total current assets	286,081	310,784
Property, plant, and equipment, net	15,110	14,874
Goodwill	19,954	19,954
Deferred financing costs, net	2,549	2,692
Other assets	6,009	5,765

TOTAL ASSETS	$329,703	$354,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	8,262	9,843
Accrued expenses	4,826	4,303
Accrued interest	921	2,627
Deferred revenue	546	546

Total current liabilities	14,555	17,319

Deferred revenue, less current portion included above	7,205	7,352

Note payable	3,920	3,920

Convertible subordinated notes	120,000	120,000

Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 18,242 and 18,241 shares issued at October 31, 2002 and July 31, 2002, respectively	2	2
Additional paid-in capital	385,222	385,197
Accumulated deficit	(202,439)	(180,799)
Other comprehensive income	1,838	1,678
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	184,023	205,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,703	$354,069

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statement of Operations
(UNAUDITED)
(amounts in thousands, except per share amounts)

	Three months ended October 31,
	2002	2001
CONTRACT RESEARCH REVENUES	$323	$1,860

OPERATING EXPENSES:
Research and development	19,677	9,671
General and administrative	2,192	1,599

Total operating expenses	21,869	11,270

Operating loss	(21,546)	(9,410)

OTHER INCOME AND EXPENSE
Investment income	1,882	3,538
Interest expense	(1,927)	(1,917)

Net loss before provision for state income tax	(21,591)	(7,789)

PROVISION FOR STATE INCOME TAX	49	—

Net loss	$(21,640)	$(7,789)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.19)	$(0.43)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	18,204	18,110

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows
(UNAUDITED)
(amounts in thousands)

	Three months ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,640)	$(7,789)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	879	925
Compensation expense related to grant of stock options	16	54
Change in assets and liabilities:
Reimbursable contract costs	566	(187)
Prepaid expenses	(989)	171
Other assets	(244)	—
Accounts payable	(1,581)	(509)
Accrued expenses	523	1,105
Accrued interest	(1,706)	(1,725)
Deferred revenue	(147)	(72)

Net cash used in operating activities	(24,323)	(8,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(38,992)	(214,206)
Proceeds from marketable securities	36,908	207,618
Purchases of property, plant and equipment	(972)	(443)
Net cash paid in acquisition of Prolifaron	—	(24)

Net cash used in investing activities	(3,056)	(7,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	9	50
Other	—	2

Net cash provided by financing activities	9	52

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,370)	(15,030)

CASH AND CASH EQUIVALENTS, beginning of period	47,574	135,188

CASH AND CASH EQUIVALENTS, end of period	$20,204	$120,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$3,509	$3,509

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Operations -

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) was organized in 1992 and is engaged in the development of therapeutic products for the treatment of a wide array of severe diseases, including cardiovascular, autoimmune, and hematologic disorders, inflammation, and cancer.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“Columbus”). All significant inter-company balances and transactions have been eliminated in consolidation. Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation (“US Surgical”).

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended July 31, 2002. The year end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Procter & Gamble Pharmaceuticals Collaboration -

The Company and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. The Company granted P&G an exclusive license to the Company’s intellectual property related to pexelizumab, with the right to sublicense. P&G originally agreed to fund generally all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty (see below). Additionally, P&G agreed to pay the Company up to $95 million in payments, which included a non-refundable up-front $10 million license fee, milestone payments (including up to $33 million in milestone payments for achievement of certain sales thresholds), and research and development support payments. The Company was also to receive royalties on worldwide sales of pexelizumab, if any, for all indications. The Company was to retain a preferred position relative to third-party manufacturers to manufacture pexelizumab worldwide. The Company was to share co-promotion rights with P&G to sell, market and distribute pexelizumab in the United States (“U.S.”), and granted P&G the exclusive rights to sell, market and distribute pexelizumab outside of the U.S.

In December 2001, the Company and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which they revised their January 1999 collaboration. Under the revised structure per the MOU, the Company and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that the Company and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that the Company will receive approximately 50% of the gross margin on U.S. sales, if any. The Company has agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery (“CABG”) – Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing costs. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab. P&G

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. The Company is responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

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

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs to complete the two acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction (“heart attack”) patients that completed enrollment. The Company and P&G have agreed that each will share concurrently 50% of any future AMI-Phase III clinical trial costs.

3.	Net Loss Per Common Share -

The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 4,745,841 and 4,688,175 shares of common stock at October 31, 2002 and 2001, respectfully. There is no difference in basic and diluted net loss per common share for the three months ended October 31, 2002 and 2001 as the effect of common share equivalents is anti-dilutive.

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

Reimbursable contract costs as shown on the accompanying consolidated balance sheets represent reimbursable costs incurred in connection with research contracts. The Company bills these costs and recognizes the costs and related revenues in accordance with the terms of the contracts.

Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through October 31, 2002, the Company had received proceeds of approximately $50.8 million from P&G. These proceeds included the non-refundable up-front license fee of $10 million in fiscal 1999 and $40.8 million for research and development support expenses, including a milestone payment of $2 million for initiation of the CABG-Phase III trial.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. These projects were substantially complete as of October 31, 2002, and the Company has no significant additional funding available under these grants.

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three months ended October 31 (dollars in thousands):

	Three months ended October 31,
	2002	2001
Collaboration/Grant Awards
P&G	$170	$1,328
U.S. government grants	153	519
Other	—	13

	$323	$1,860

5.	Convertible Subordinated Notes -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,555 shares of common stock, in aggregate. The Company incurred interest expense of approximately $1.7 million for the three months ended October 31, 2002 and 2001, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $143,000 for the three months ended October 31, 2002 and 2001, respectively.

6.	Comprehensive Income (Loss) -

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result form transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended October 31,
	2002	2001
Net loss	$(21,640)	$(7,789)
Other comprehensive income	160	2,661

Total comprehensive loss	$(21,480)	$(5,128)

7.	Recently Issued Accounting Pronouncements -

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

ALEXION PHARMACEUTICALS, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” – Exhibit 99.2 in our Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2002. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2002 and the related Management’s Discussion and Analysis of Financial Conditions and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular, autoimmune, and hematologic disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

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

One of our antibody product candidates, pexelizumab, is an antibody fragment under development in collaboration with Procter & Gamble Pharmaceuticals, or P&G, in acute cardiovascular disorders. Pexelizumab is currently in evaluation in a pivotal Phase III trial, PRIMO-CABG, in patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. This study, which is expected to involve approximately 3,000 patients, is enrolling according to schedule. Also in collaboration with P&G, we conducted two Phase II clinical trials in acute myocardial infarction or heart attack patients: one study in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart, the COMMA study, and the other in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, the COMPLY study. Results from both studies were reported at the November 2002 annual meeting of the American Heart Association. In both studies, the primary endpoint of infarct, or death of heart muscle, size reduction was not reached, however in the COMMA study pexelizumab treatment was associated with a significant, dose dependent reduction in mortality.

Our other lead antibody product candidate, eculizumab, is in clinical development for the treatment of a variety of chronic autoimmune diseases. We are completing enrollment in an ongoing Phase IIb study with eculizumab in rheumatoid arthritis patients. In November 2002, results were reported at the American Society of Nephrology annual meeting from two clinical trials evaluating eculizumab in membranous nephritis patients, a kidney disease. Results from the first, randomized, placebo controlled double blind, study showed that eculizumab was well tolerated but did not reach its primary clinical efficacy endpoint of proteinuria, or abnormal loss of substantial amounts of protein in a patient’s urine, reduction after four months of therapy. In the second study, both placebo and eculizumab treated patients from the four month study were treated for an additional 12 months with eculizumab therapy. In this study, eculizumab was well tolerated and associated with an increased remission rate at 12 months and with significant improvements in proteinuria and other important components of nephrotic syndrome.

Eculizumab is also under evaluation in an open label Phase I pilot study in paroxysmal nocturnal hemoglobinuria or PNH patients. PNH is a rare blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Results from this study will be presented at the American Society of Hematology meeting in December 2002.

ALEXION PHARMACEUTICALS, INC.

Through AAT, our wholly owned subsidiary with extensive combinatorial human and humanized antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer. We have also developed therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of October 31, 2002, we had an accumulated deficit of $202.4 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force and we may need to obtain additional financing to cover these costs.

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

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we and P&G share decision-making and responsibility for all future United States, or U.S., development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Per the MOU, our revised collaboration with P&G provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility and costs for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving development steps, regulatory filings and approvals, but will not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two recently completed Phase II clinical trials in acute myocardial infarction, AMI or heart attack, patients. We have agreed to bear the first 50% of projected costs associated with the coronary artery bypass graft or CABG-Phase III clinical trial and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. We and P&G have agreed that each will share concurrently 50% of the on-going U.S. pre-production and development manufacturing costs of pexelizumab as well as any future AMI-Phase III clinical trial costs.

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

The preparation of financial statements requires us to make estimates, assumptions and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets; collaborative, royalty and license arrangements; and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

ALEXION PHARMACEUTICALS, INC.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenues – We record contract research revenues from research and development support payments, license fees and milestone payments under collaboration with third parties, and amounts received from various government grants. Up-front, non-refundable license fees received in connection with a collaboration are deferred and amortized into revenue over the life of the agreement or underlying technologies. Revenues derived from the achievement of milestones are recognized when the milestone is achieved, provided that the milestone is substantive and a culmination of the earnings process has occurred. Research and development support revenues are recognized as the related work is performed and expenses are incurred under the terms of the contracts for development activities. Revenues derived from the achievement of milestones or recognition of related work when performed under terms of a contract may cause our operating results to vary considerably from period to period. Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts.

Research and development expenses – We record research and development expenses when they are incurred unless recoverable under contract. Research and development expenses include the following major types of costs: salaries and benefit costs, research license fees and various contractor costs, depreciation and amortization of lab facilities and leasehold improvements, building and utilities costs related to research space, and lab supplies.

Goodwill, net – At July 31, 2002, we carry $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron, representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

Results of Operations

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three months ended October 31 (dollars in thousands):

	Three months ended October 31,
	2002	2001
Collaboration/Grant Awards
P&G	$170	$1,328
U.S. government grants	153	519
Other	—	13

Contract Research Revenues	$323	$1,860

Three Months Ended October 31, 2002
Compared with Three Months ended October 31, 2001

We earned contract research revenues of $323,000 for the three months ended October 31, 2002 and $1.9 million for the same period ended October 31, 2001. The $1.6 million decrease resulted primarily from the decreased research and development support payments from P&G as compared to the same period a year ago and the reduction in grant reimbursable billings from our various government grants. Decreased research and development support payments resulted principally from our revised collaboration with P&G during the quarter ended January 31, 2002 (see preceding section, Overview).

ALEXION PHARMACEUTICALS, INC.

We incurred research and development expenses of $19.7 million for the three months ended October 31, 2002 and $9.7 million for the three months ended October 31, 2001. The $10.0 million increase resulted primarily from ongoing pexelizumab CABG Phase III clinical trial costs incurred. Also contributing were eculizumab clinical trial costs, increased manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, and increased payroll costs. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Our revised collaboration (see preceding section, Overview) provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing costs for pexelizumab. In addition, as part of our revised collaboration, we and P&G agreed that we would bear the first 50% of the ongoing PRIMO-CABG Phase III clinical trial costs and P&G will bear the second 50%.

Our general and administrative expenses were $2.2 million for the three months ended October 31, 2002 and $1.6 million for the three months ended October 31, 2001. This increase resulted principally from higher personnel costs associated with providing support to the various research and development departments.

Total operating expenses were $21.9 million and $11.3 million for the three months ended October 31, 2002 and 2001, respectively.

Investment income was $1.9 million for the three months ended October 31, 2002 and $3.5 million for the three months ended October 31, 2001. The decrease in investment income of $1.6 million resulted primarily from lower cash balances and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $1.9 million for the quarters ended October 31, 2001 and 2002.

As a result of Connecticut legislation passed in July 2002, effective for tax years beginning on or after January 1, 2002, companies are required to pay on an annual basis a minimum of 30% of the capital base component of their Connecticut corporation business tax, notwithstanding available tax credit carry-forwards. Therefore, for the three months ended October 31, 2002, a provision for the capital base tax of $49,000 was recorded.

As a result of the above factors, we incurred a net loss of $21.6 million or $1.19 basic and diluted net loss per common share for the three months ended October 31, 2002 compared to a net loss of $7.8 million or $0.43 basic and diluted net loss per common share for the three months ended October 31, 2001.

Liquidity and Capital Resources

As of October 31, 2002, cash, cash equivalents, and marketable securities was $283.5 million compared with $308.6 million at July 31, 2002. The decrease was primarily due to funding our operating activities.

Net cash used in operating activities for the three months ended October 31, 2002 was $24.3 million. This consisted primarily of our net loss of $21.6 million, an increase in prepaid expenses of $1.0 million and a decrease in accounts payable and accrued interest of $3.3 million.

Net cash used in investing activities for the three months ended October 31, 2002 was $3.1 million. This included $2.1 million of purchases of marketable securities, net of maturities, and $1.0 million of property, plant and equipment additions.

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing and manufacturing of our C5 Inhibitor product candidates and support for our broad research and development of our additional product candidates. We are currently conducting several clinical trials, including the PRIMO-CABG trial. Funding needs may shift between programs and potentially accelerate and increase if we initiate new pivotal trials for our product candidates, including any pivotal clinical trial of pexilizumab for acute myocardial infarction, or heart attack, patients undergoing angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart.

ALEXION PHARMACEUTICALS, INC.

Our contractual obligations and commercial commitments consists principally of our $120 million of convertible subordinated notes, a $3.9 million note payable, and our annual payments of approximately $1.6 million for operating leases – principally for facilities and equipment. We have no outstanding capital leases. We have cancelable research and development and clinical and manufacturing development cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses, aggregating approximately $47.1 million over the next three years. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to changes. And, if and when we achieve specified contractual milestones related to product development and product license applications and approvals, additional payments would be required if we elect to continue and maintain our licenses with our licensors, aggregating up to $24.2 million.

Interest on our $120 million 5.75% convertible subordinated notes due March 15, 2007 is payable semi-annually in September and March of each year. The holders may convert all or a portion of the notes into common stock any time on or before March 15, 2007 at a conversion price of $106.425 per common share. Beginning March 20, 2003, we may redeem some or all of the notes per the declining redemption prices listed for the notes. We may also elect to pay the repurchase price for some or all the notes in cash or common stock. Our 5.75% convertible subordinated notes due March 2007 are trading at a discount to its face amount. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity; we may, from time to time, depending on market conditions, repurchase some of our outstanding convertible debt for cash; exchange debt for shares of our common stock, preferred stock, debt or other consideration; or a combination of any of the foregoing. If Alexion exchanges shares of its capital stock, or securities convertible into or exercisable for its capital stock, for outstanding convertible debt, the number of shares that it might issue as a result of such exchanges would significantly exceed that number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of Alexion’s common stock. There can be no assurance that Alexion will repurchase or exchange any outstanding convertible debt.

Interest on our $3.9 million note payable due in May 2005, bearing interest at 6% per annum, is payable quarterly. This note payable was used to finance certain manufacturing assets acquired in February 1999, principally land, buildings and laboratory equipment, for the xenograft program developed by Tyco Healthcare, formerly known as U.S. Surgical Corporation. The principal balance under the note is due in May 2005. Security for this term note is the manufacturing assets that we purchased. We are looking to leverage our opportunities in this program as we complete optimization of manufacturing methods for the UniGraft cells/tissue to enable clinical development. If we are unable to secure a collaboration partner to share in the future funding of the development and clinical trials, we may be unable to maximize the value in this program; and subsequently, may have to reduce our financial commitment to the program. This may cause a delay or termination of our UniGraft program, and impairment to our UniGraft manufacturing assets resulting in a write down of a portion of those assets. As of October 31, 2002, the carrying value of those assets was approximately $4 million.

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

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial

ALEXION PHARMACEUTICALS, INC.

manufacturing requirements, secure commercial contract manufacturing capacity, and marketing and sales in order to commercialize our products currently under development. Furthermore, we will owe royalties to parties we have licensed intellectual property from, or may in the future license intellectual property from, in connection with the development, manufacture or sale or our products.

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

Investments in fixed rate interest earning instruments carry a degree of interest risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse risk exposure. The marketable securities as of October 31, 2002, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 2002 was approximately 2.0%. The fair value of marketable securities held at October 31, 2002 was $263.3 million.

Item 4.    Controls and Procedures.

Within the 90 days prior to the date of this report, our management, including our Chief Executive Officer and our Chief Operating Officer (our principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Operating Officer (our principal financial officer) concluded that our disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in factors which could significantly affect internal controls subsequent to the date our management carried out its evaluation. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ALEXION PHARMACEUTICALS, INC.

PART II.    OTHER INFORMATION

Item 6.         Exhibits and Reports

(a) Exhibits
99.1    Statement pursuant to 18 U.S.C. Section 1350.
99.2    Risk Factors

(b) Form 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: December 9, 2002	By:	/S/ LEONARD BELL, M.D.
Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: December 9, 2002	By:	/S/ DAVID W. KEISER
David W. Keiser President and Chief Operating Officer (principal financial officer)

Date: December 9, 2002	By:	/S/ BARRY P. LUKE
Barry P. Luke Vice President of Finance and Administration (principal accounting officer)

CERTIFICATIONS

I, Leonard Bell, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexion Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	By:	/s/ LEONARD BELL, M.D
Leonard Bell, M.D. Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, David W. Keiser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexion Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002	By:	/s/ DAVID W. KEISER
David W. Keiser President and Chief Operating Officer (principal financial officer)