Form 10-Q
period 2003-01-31
ALEXION PHARMACEUTICALS INC
filed 2003-03-18
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ______________ to __________________

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

Common Stock, $0.0001 par value	18,208,796 shares
Class	Outstanding at March 14, 2003

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	January 31, 2003	July 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$52,301	$47,574
Marketable securities	200,882	261,010
Reimbursable contract costs	389	863
Prepaid expenses and other current assets	1,972	1,337

Total current assets	255,544	310,784
Property, plant, and equipment, net	14,736	14,874
Goodwill	19,954	19,954
Deferred financing costs, net	2,406	2,692
Prepaid manufacturing costs	10,000	2,750
Other assets	3,197	3,015

TOTAL ASSETS	$305,837	$354,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,289	$9,843
Accrued expenses	2,991	4,303
Accrued interest	2,646	2,627
Deferred revenue	589	546

Total current liabilities	12,515	17,319

Deferred revenue, less current portion included above	7,058	7,352

Note payable	3,920	3,920

Convertible subordinated notes	120,000	120,000

Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 18,246 and 18,241 shares issued at January 31, 2003 and July 31, 2002, respectively	2	2
Additional paid-in capital	385,314	385,197
Accumulated deficit	(223,904)	(180,799)
Other comprehensive income	1,532	1,678
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	162,344	205,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,837	$354,069

The accompanying notes are an integral part of these consolidated finacial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statement of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
CONTRACT RESEARCH REVENUES	$220	$3,380	$543	$5,240

OPERATING EXPENSES:
Research and development	19,304	15,043	38,981	24,714
General and administrative	2,058	1,836	4,250	3,435

Total operating expenses	21,362	16,879	43,231	28,149

Operating loss	(21,142)	(13,499)	(42,688)	(22,909)
OTHER INCOME AND EXPENSE
Investment income	1,662	3,918	3,544	7,456
Interest expense	(1,926)	(1,929)	(3,853)	(3,846)

Net loss before (provision for) benefit from state income tax	(21,406)	(11,510)	(42,997)	(19,299)
(PROVISION FOR) BENEFIT FROM STATE INCOME TAX	(59)	700	(108)	700

Net loss	$(21,465)	$(10,810)	$(43,105)	$(18,599)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.18)	$(0.60)	$(2.37)	$(1.03)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	$18,207	$18,119	$18,206	$18,114

The accompanying notes are an integral part of these consolidated finacial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Six months ended January 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,105)	$(18,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,809	1,932
Compensation expense related to grant of stock options	67	154
Change in assets and liabilities:
Reimbursable contract costs	474	6,045
State income tax receivable	—	(700)
Prepaid expenses	(635)	(489)
Other assets	(182)	(2,970)
Prepaid manufacturing costs	(7,250)	—
Accounts payable	(3,554)	1,875
Accrued expenses	(1,312)	457
Accrued interest	19	—
Deferred revenue	(251)	(1,036)

Net cash used in operating activities	(53,920)	(13,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(49,667)	(132,787)
Proceeds from marketable securities	109,649	180,951
Purchases of property, plant and equipment	(1,385)	(1,409)

Net cash provided by investing activities	58,597	46,755

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	50	182

Net cash provided by financing activities	50	182

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,727	33,606
CASH AND CASH EQUIVALENTS, beginning of period	47,574	135,188

CASH AND CASH EQUIVALENTS, end of period	$52,301	$168,794

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,568	$3,568

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

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“Columbus”). All significant intercompany balances and transactions have been eliminated in consolidation. Columbus was formed on February 9, 1999 to acquire certain manufacturing assets from United States Surgical Corporation (“US Surgical”).

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended July 31, 2002. The year end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In December 2001, the Company and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which they revised their January 1999 collaboration. Under the revised structure per the MOU, the Company and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that the Company and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that the Company will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. The Company is responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery (“CABG”) – Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing costs. As of January 31, 2003 the Company has completed its obligation associated with the first 50% of the projected costs. P&G has the right to terminate the collaboration at any time. If P&G terminates the collaboration, P&G may not be required to contribute towards costs incurred after termination. In such circumstance, all rights and the exclusive license to the Company’s intellectual property related to pexelizumab will revert back to the Company and the Company will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two recently completed acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction (“heart attack”) patients. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs.

3.	Net Loss Per Common Share -

The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 4,732,749 and 4,724,625 shares of common stock at January 31, 2003 and 2002, respectfully. There is no difference in basic and diluted net loss per common share for the three and six months ended January 31, 2003 and 2002 as the effect of common share equivalents is anti-dilutive.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Through January 31, 2003, the Company had received proceeds of approximately $50.8 million from P&G. These proceeds included the non-refundable up-front license fee of $10 million in fiscal 1999 and $40.8 million for research and development support expenses, including a milestone payment of $2 million for initiation of the CABG-Phase III trial. This does not include the costs of the Phase II CABG and Phase II MI trials funded directly by Procter & Gamble Pharmaceuticals. The Company is recognizing the $10 million license fee as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. These projects have been completed as of January 31, 2003.

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and six months ended January 31 (dollars in thousands):

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
Collaboration/Grant Awards
P&G	$170	$2,719	$339	$4,047
U.S. government grants	50	440	204	959
Other	—	221	—	234

	$220	$3,380	$543	$5,240

5.	Convertible Subordinated Notes -

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,555 shares of common stock, in aggregate. The Company incurred interest expense of approximately $1.7 million and $3.5 million for the three and six months ended January 31, 2003 and 2002, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $143,000 and $286,000 for the three and six months ended January 31, 2003 and 2002, respectively.

6.	Comprehensive Income (Loss) -

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income” which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result form transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of total comprehensive loss is as follows (dollars in thousands):

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
Net loss	$(21,465)	$(10,810)	$(43,105)	$(18,599)
Other comprehensive income	(306)	(2,438)	(146)	223

Total comprehensive loss	$(21,771)	$(13,248)	$(43,251)	$(18,376)

7.	Recently Issued Accounting Pronouncements -

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this new standard did not have a material impact on either the operating results or financial position of the Company.

In June 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 for annual statements and for interim periods beginning after December 15, 2002 for interim financial reports. The Company has not determined whether or not it will voluntarily adopt SFAS No. 123 and the related transition alternatives pursuant to SFAS No. 148.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company does not believe that the adoption of FIN 45 will be material to the Company’s operating results or financial position.

In November 2002, the Emerging Issue Task Force (EITF) issued abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

8.	Lonza Large-Scale Product Supply Agreement -

In January 2003, the Company remitted a cash advance or deposit of $7.25 million to Lonza Biologics, plc pursuant to a large-scale product supply agreement for the long-term commercial manufacture of the Company’s C5 inhibitor antibody, eculizumab. This advance, along with a previously paid commitment fee of $2.75 million, will be amortized by the Company over the large-scale product manufacturing production. The amounts advanced are subject to refund or forfeiture pursuant to contractual terms related to cancellation, termination, or failure to purchase

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

a minimum volume of product. These amounts are included within prepaid manufacturing costs within the accompanying balance sheets.

9.	Accrued Research and Development Expenses –

Accrued research and development expenses are comprised of amounts owed to suppliers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. During the second quarter of fiscal 2003, based upon current information received from a supplier, the Company reversed previously recorded accrued research and development expenses of approximately $1.3 million resulting in a reduction of research and development expense during the six months ended January 31, 2003. Such estimates are subject to changes as additional information becomes available.

ALEXION PHARMACEUTICALS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors”—Exhibit 99.2 in our Annual Report on Form 10-K for the year ended July 31, 2002 and Quarterly Report on form 10-Q for the quarterly period ended October 31, 2002. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2002 and the related Management’s Discussion and Analysis of Financial Conditions and Results of Operations, both of which are contained in our Annual report on Form 10-K for the fiscal year ended July 31, 2002.

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

One of our antibody product candidates, pexelizumab, is an antibody fragment under development in collaboration with Procter & Gamble Pharmaceuticals, or P&G, in acute cardiovascular disorders. Pexelizumab is currently in evaluation in a pivotal Phase III trial, PRIMO-CABG, in patients undergoing coronary artery bypass graft surgery, or CABG with cardiopulmonary bypass, or CPB. This study recently completed the target patient enrollment of approximately 3,000 patients in February 2003. This study remains ongoing as evaluation awaits completion of all follow-up patient visits, data collection, and subsequent data analysis. Also in collaboration with P&G, we conducted two Phase II clinical trials in acute myocardial infarction or heart attack patients: one study in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart, the COMMA study, and the other in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, the COMPLY study. Results from both studies were reported at the November 2002 annual meeting of the American Heart Association. In both studies, the primary endpoint of myocardial infarction, or death of heart muscle, size reduction was not reached, however in the COMMA study pexelizumab treatment was associated with a significant, dose dependent reduction in mortality. Pending discussions with the FDA, our partner, P&G, and other development considerations, we expect to proceed with the Phase III clinical development of pexelizumab in acute MI patients.

Our other lead antibody product candidate, eculizumab, is in clinical development for the treatment of a variety of chronic autoimmune diseases. We completed enrollment in January 2003 for the ongoing Phase IIb study with eculizumab in approximately 350 rheumatoid arthritis patients. Evaluation of this rheumatoid arthritis study awaits completion of all patient dosing, follow-up patient visits, data collection, and subsequent data analysis. In November 2002, preliminary results were reported at the American Society of Nephrology annual meeting from two clinical trials evaluating eculizumab in patients with membranous nephritis, a kidney disease. Results from the first, randomized, placebo controlled double blind, membranous nephritis study showed that eculizumab was well tolerated but did not reach its primary clinical efficacy endpoint of reduction in proteinuria, an abnormal loss of substantial amounts of protein in a patient’s urine, after four months of therapy. In the second membranous nephritis study, both placebo and eculizumab treated patients from the four month study were treated for an additional 12 months with eculizumab therapy. In this second study, eculizumab was well tolerated and associated with an increased remission rate at 12 months and with significant improvements in proteinuria and other important components of nephrotic syndrome.

ALEXION PHARMACEUTICALS, INC.

Eculizumab is also under evaluation in an open label 3 month Phase I pilot study in paroxysmal nocturnal hemoglobinuria or PNH patients in the United Kingdom. PNH is a rare blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Preliminary results from this PNH study were presented at the American Society of Hematology meeting in December 2002. In this PNH study, eculizumab was well-tolerated and associated with a 68% reduction in the need for blood transfusions, up to 81% reduction in biochemical parameters of hemolysis or destruction of red cells, and 90% reduction in clinical paraoxysms. A 12 month extension trial is ongoing in which all eleven PNH patients elected to enroll.

Through AAT, our wholly owned subsidiary with extensive combinatorial human and humanized antibody library technologies and expertise, we have developed important capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer. We have also developed therapies employing the transplantation of cells from other species into humans, known as xenotransplantation.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of January 31, 2003, we had an accumulated deficit of $223.9 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing, pre-commercialization activities and developing a sales and marketing force and we may need to obtain additional financing to cover these costs. Relative to scale-up and commercial manufacturing, we have executed a large-scale product supply agreement with Lonza Biologics, plc for the long-term manufacture of eculizumab.

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

The Company has agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery (“CABG”) – Phase III clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing costs. As of January 31, 2003 the Company had completed its obligation associated with the first 50% of the projected costs. P&G has the right to terminate the collaboration at any time. If P&G terminates the collaboration, P&G may not be required to contribute towards costs incurred after termination. In such circumstance, all rights and the exclusive license to the Company’s intellectual property related to pexelizumab will revert back to the Company and the Company will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

ALEXION PHARMACEUTICALS, INC.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two recently completed acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction (“heart attack”) patients. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs.

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

Research and development expenses – We record research and development expenses when they are incurred unless recoverable under contract. Research and development expenses include the following major types of costs: salaries and benefit costs, research license fees and various contractor costs, depreciation and amortization of lab facilities and leasehold improvements, building and utilities costs related to research space, and lab supplies. Research and development expenses can fluctuate significantly from milestone payments due to third parties upon the attainment or triggering of contractual milestones such as the grant of a patent, FDA filing, FDA approval, or achieving a manufacturing or sales objective. Accrued research and development expenses are comprised of amounts owed to suppliers for research and development work performed on behalf of the Company. At each period end we evaluate the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. These evaluations are subject to changes in estimate in subsequent periods.

Goodwill, net – At January 31, 2003, we carry $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron, representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

Prepaid manufacturing costs – We record cash advances paid to secure future long term manufacturing production at third-party contract manufacturers as prepaid manufacturing costs. These costs will be amortized over the period of manufacturing production. These cash advances are subject to refund if the manufacturing facility is unavailable as scheduled or forfeiture if we terminate the scheduled manufacturing production pursuant to contractual terms.

ALEXION PHARMACEUTICALS, INC.

Results of Operations

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and six months ended January 31 (dollars in thousands):

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
Collaboration/Grant Awards
P&G	$170	$2,719	$339	$4,047
U.S. government grants	50	440	204	959
Other	—	221	—	234

Contract Research Revenues	$220	$3,380	$543	$5,240

Three Months Ended January 31, 2003

Compared with Three Months ended January 31, 2002

We earned contract research revenues of $220,000 for the three months ended January 31, 2003 and $3.4 million for the same period ended January 31, 2002. The $3.2 million decrease resulted primarily from the decreased research and development support payments, primarily a $2.0 million milestone payment achieved in the second quarter of 2002, from P&G as compared to the same period a year ago and the reduction in grant reimbursable billings from our various government grants. Decreased research and development support payments resulted principally from our revised collaboration with P&G during the quarter ended January 31, 2002 (see preceding section, Overview), as well as the conclusion of certain government grants.

We incurred research and development expenses of $19.3 million for the three months ended January 31, 2003 and $15.0 million for the three months ended January 31, 2002. The $4.3 million increase resulted primarily from ongoing pexelizumab CABG Phase III clinical trial costs incurred. Also contributing were eculizumab clinical trial costs, increased manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, and increased payroll costs. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Our revised collaboration (see preceding section, Overview) provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing costs for pexelizumab. In addition, as part of our revised collaboration, we and P&G agreed that we would bear the first 50% of the ongoing PRIMO-CABG Phase III clinical trial costs and P&G will bear the second 50%. Beginning in our fiscal 3rd quarter, P&G will bear the second 50% of the PRIMO-CABG Phase III clinical trial costs since we have now spent our 50% portion of the trial’s initial projected cost. As a result, we believe our CABG Phase III clinical trial costs will cease until the trial is completed when a final adjustment will be made to even the 50% sharing.

Our general and administrative expenses were $2.1 million for the three months ended January 31, 2003 and $1.8 million for the three months ended January 31, 2002. This increase resulted principally from higher personnel costs associated with providing support to the various research and development departments.

Total operating expenses were $21.4 million and $16.9 million for the three months ended January 31, 2003 and 2002, respectively.

Investment income was $1.7 million for the three months ended January 31, 2003 and $3.9 million for the three months ended January 31, 2002. The decrease in investment income of $2.2 million resulted primarily from lower cash balances and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $1.9 million for the quarters ended January 31, 2003 and 2002.

For the three months ended January 31, 2003, a provision for the Connecticut capital base tax of $59,000 was recorded. Effective for tax years beginning on or after January 1, 2002 as a result of Connecticut legislation passed

ALEXION PHARMACEUTICALS, INC.

in July 2002, companies are required to pay on an annual basis a minimum of 30% of the capital base component of their Connecticut corporation business tax, notwithstanding available tax credit carry-forwards.

As a result of the above factors, we incurred a net loss of $21.5 million or $1.18 basic and diluted net loss per common share for the three months ended January 31, 2003 compared to a net loss of $10.8 million or $0.60 basic and diluted net loss per common share for the three months ended January 31, 2002.

Six Months Ended January 31, 2003

Compared with Six Months ended January 31, 2002

We earned contract research revenues of $543,000 for the six months ended January 31, 2003 and $5.2 million for the same period ended January 31, 2002. The $4.7 million decrease resulted primarily from the decreased research and development support payments from P&G as compared to the same period a year ago and the reduction in grant reimbursable billings from our various government grants. Decreased research and development support payments resulted principally from our revised collaboration with P&G in December 2001.

We incurred research and development expenses of $39.0 million for the six months ended January 31, 2003 and $24.7 million for the six months ended January 31, 2002. The $14.3 million increase resulted primarily from ongoing pexelizumab CABG Phase III clinical trial costs incurred. Also contributing were eculizumab clinical trial costs, increased manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, and increased payroll costs.

Our general and administrative expenses were $4.3 million for the six months ended January 31, 2003 and $3.4 million for the six months ended January 31, 2002. This increase resulted principally from higher personnel costs associated with providing support to the various research and development departments.

Total operating expenses were $43.2 million and $28.1 million for the six months ended January 31, 2003 and 2002, respectively.

Investment income was $3.5 million for the six months ended January 31, 2003 and $7.5 million for the six months ended January 31, 2002. The decrease in investment income of $4.0 million resulted primarily from lower cash balances and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $3.9 million for the six months ended January 31, 2003 and 2002.

For the six months ended January 31, 2003, a provision for the capital base tax of $108,000 was recorded.

As a result of Connecticut tax legislation passed in July 2002.

As a result of the above factors, we incurred a net loss of $43.1 million or $2.37 basic and diluted net loss per common share for the six months ended January 31, 2003 compared to a net loss of $18.6 million or $1.03 basic and diluted net loss per common share for the six months ended January 31, 2002.

Liquidity and Capital Resources

As of January 31, 2003, cash, cash equivalents, and marketable securities was $253.2 million compared with $308.6 million at July 31, 2002. The decrease was primarily due to funding our operating activities.

Net cash used in operating activities for the six months ended January 31, 2003 was $53.9 million. This consisted primarily of our net loss of $43.1 million and, an increase in prepaid manufacturing costs of $7.25 million, representing deposits paid to secure commercial long-term large-scale product supply manufacturing.

Net cash provided by investing activities for the six months ended January 31, 2003 was $58.6 million. This included $60.0 million net of proceeds from the maturity and reinvestment in marketable securities and $1.4 million of property, plant, and equipment additions.

ALEXION PHARMACEUTICALS, INC.

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing and manufacturing of our C5 Inhibitor product candidates and support for our broad research and development of our additional product candidates. Under terms of the agreement for Lonza Biologics plc or Lonza to manufacture commercial supplies of eculizumab, we could owe penalties for failure to purchase a minimum volume of product or if we terminate the agreement prior to its expiration. If we terminate the agreement, we could be required to complete the purchase of product scheduled to manufacture up to 18 months following termination, or at our election to make a termination payment of up to $25,000,000, less partial return of the unused portion of prepaid manufacturing costs.

Our contractual obligations and commercial commitments consist principally of our $120 million of convertible subordinated notes, a $3.9 million note payable, and our annual payments of approximately $2.0 million for operating leases—principally for facilities and equipment. We have no outstanding capital leases. In respect of our current clinical development programs, we have cancellable research and development, clinical development and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. These cost commitments, aggregating approximately $130 million over the next forty-two months, include approximately $30 million in clinical development and manufacturing costs that may be incurred over the next eighteen months and approximately $100 million representing commercial manufacturing costs beyond 18 months. The timing and level of these commercial manufacturing costs, which may or may not be realized, are contingent upon clinical development programs’ progress as well as commercialization plans. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change.

In respect of our current pre-clinical development programs, additional payments, aggregating up to $49 million, would be required if we elect to continue development under those programs and specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next 36 months.

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

Interest on our $3.9 million note payable due in May 2005, bearing interest at 6% per annum, is payable quarterly. This note payable was used to finance certain manufacturing assets acquired in February 1999, principally land, buildings and laboratory equipment, for the xenograft program developed by Tyco Healthcare, formerly known as U.S. Surgical Corporation. The principal balance under the note is due in May 2005. Security for this term note is the manufacturing assets that we purchased. We are looking to leverage our opportunities in this program with the completion of manufacturing methods to be used for the UniGraft cells/tissue to enable clinical development. At this time, we are minimizing expenditures in this program while awaiting the completion of an evaluation by an interested independent third party. If we are unable to secure a collaboration to share in the future funding of the development and clinical trials, we may be unable to maximize the value in this program; and subsequently, will reduce our financial commitment to the program in order to focus our resources on our other development programs. This may lead to a termination of our UniGraft program, and result in an impairment to our UniGraft manufacturing assets resulting in a write down of a portion of those assets by our fiscal year end. As of January 31, 2003, the carrying value of those assets was approximately $4 million.

ALEXION PHARMACEUTICALS, INC.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risks.

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS No. 115.

Investments in fixed rate interest earning instruments carry a degree of interest risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse risk exposure. The marketable securities as of January 31, 2003, had maturities of less than two years. The weighted-average interest rate on marketable securities at January 31, 2003 was approximately 1.9%. The fair value of marketable securities held at January 31, 2003 was $200.9 million.

ALEXION PHARMACEUTICALS, INC.

Item 4. Controls and Procedures.

a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

ALEXION PHARMACEUTICALS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holder

At the Company’s Annual Meeting of Stockholders held on December 12, 2002, the stockholders voted to nominate and elect the following directors by the votes indicated:

Leonard Bell, M.D.:	13,587,853 For, 442,355 Against or Withheld, 0 Abstaining
Jerry T. Jackson	13,322,954 For, 707,254 Against or Withheld, 0 Abstaining
David W. Keiser	13,590,853 For, 439,355 Against or Withheld, 0 Abstaining
Max Link, Ph.D.:	13,322,821 For, 707,387 Against or Withheld, 0 Abstaining
Joseph A. Madri, Ph.D.,M.D.:	13,590,720 For, 439,488 Against or Withheld, 0 Abstaining
R.Douglas Norby:	13,590,553 For, 439,655 Against or Withheld, 0 Abstaining
Alvin S. Parven:	13,322,754 For, 707,454 Against or Withheld, 0 Abstaining

At the Company’s annual Meeting of Stockholders held on December 12, 2002, the stockholders voted to approve an amendment to the Company’s 1992 Stock Option Plan for Outside Directors; amended the Company’s 2000 Stock Option Plan; and ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent public accountants. The votes were:

Amend 1992 Stock Option Plan For Outside Directors:	7,523,900 For, 2,496,934 Against, 59,118 Abstain, 3,950,256 Not Voted

Amend 2000 Stock Option Plan:	8,705,703 For, 1,814,786 Against, 59,463 Abstain, 3,450,256 Not Voted

Appointment of independent public accountants:	13,986,153 For, 38,660 Against, 5,395 Abstain

Item 5.

The 2003 Annual meeting of stockholders of the Company will be held on or about December 16, 2003. All stockholder proposals which are intended to be presented at the 2003 annual meeting of stockholders of the Company must be received by the Company no later than July 2, 2003 for inclusion in the Board of Directors’ proxy statement and form of proxy relating to that meeting.

Item 6.	Exhibits and Reports

(a) Exhibits
	99.1	Statement pursuant to 18 U.S.C. Section 1350.
	10.5	Company’s 2000 Stock Option Plan, as amended
	10.6	Company’s 1992 Outside Directors Stock Option Plan, as amended
	10.26	Large-Scale Production Supply Agreement with Lonza Biologics,PLC., as amended
	10.27	Industrial Real Estate Lease-25 Science Park, New Haven, Connecticut, as amended

(b) Form 8-K
No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: March 17, 2003	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: March 17, 2003	By:	/s/ David W. Keiser
David W. Keiser
President and Chief Operating Officer
(principal financial officer)

Date: March 17, 2003	By:	/s/ Barry P. Luke
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	/s/ Leonard Bell, M.D.
Leonard Bell, M.D. Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, David W. Keiser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexion Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 17, 2003	/s/ David W. Keiser
David W. Keiser President and Chief Operating Officer (principal financial officer)