Form 10-Q
period 2003-04-30
ALEXION PHARMACEUTICALS INC
filed 2003-06-13
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended April 30, 2003

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

Common Stock, $0.0001 par value	18,213,246 shares
Class	Outstanding at June 11, 2003

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	April 30, 2003	July 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$61,208	$47,574
Marketable securities	169,727	261,010
Reimbursable contract costs	1,393	863
Prepaid expenses and other current assets	2,406	1,337

Total current assets	234,734	310,784
Property, plant, and equipment, net	11,903	14,874
Goodwill	19,954	19,954
Deferred financing costs, net	2,263	2,692
Prepaid manufacturing costs	10,000	2,750
Other assets	3,189	3,015

TOTAL ASSETS	$282,043	$354,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,246	$9,843
Accrued expenses	5,060	4,303
Accrued interest	921	2,627
Deferred revenue	589	546

Total current liabilities	8,816	17,319

Deferred revenue, less current portion included above	6,911	7,352

Note payable	3,920	3,920

Convertible subordinated notes	120,000	120,000

Commitments and contingencies (see notes)
Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 18,249 and 18,241 shares issued at April 30, 2003 and July 31, 2002, respectively	2	2
Additional paid-in capital	385,382	385,197
Accumulated deficit	(243,682)	(180,799)
Other comprehensive income	1,294	1,678
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	142,396	205,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,043	$354,069

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
CONTRACT RESEARCH REVENUES	$167	$539	$710	$5,779

OPERATING EXPENSES:
Research and development	13,473	15,906	52,454	40,620
General and administrative	3,369	2,432	7,619	5,867
Impairment of fixed assets	2,560	—	2,560	—

Total operating expenses	19,402	18,338	62,633	46,487

Operating loss	(19,235)	(17,799)	(61,923)	(40,708)
OTHER INCOME AND EXPENSE
Investment income	1,191	2,621	4,735	10,077
Interest expense	(1,930)	(1,927)	(5,783)	(5,773)

Net loss before benefit from state income tax	(19,974)	(17,105)	(62,971)	(36,404)
BENEFIT FROM STATE INCOME TAX	196	—	88	700

Net loss	$(19,778)	$(17,105)	$(62,883)	$(35,704)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.09)	$(0.94)	$(3.45)	$(1.97)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	18,210	18,160	18,207	18,129

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

( UNAUDITED )

( amounts in thousands )

	Nine months ended April 30,
	2003	2,002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,883)	$(35,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain from sale of marketable securities	—	(2,039)
Impairment of fixed assets	2,560	—
Depreciation and amortization	2,777	2,823
Compensation expense related to grant of stock options	97	175
Change in assets and liabilities:
Reimbursable contract costs	(530)	6,511
Prepaid expenses	(1,069)	(195)
Other assets	(156)	(4,028)
Prepaid manufacturing costs	(7,250)	(2,750)
Accounts payable	(7,597)	6,310
Accrued expenses	757	2,047
Accrued interest	(1,706)	(1,725)
Deferred revenue	(398)	(1,204)

Net cash used in operating activities	(75,398)	(29,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(65,327)	(377,407)
Proceeds from marketable securities	156,226	395,548
Purchases of property, plant and equipment	(1,955)	(2,359)

Net cash provided by investing activities	88,944	15,782

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	88	236

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	13,634	(13,761)
CASH AND CASH EQUIVALENTS, beginning of period	47,574	135,188

CASH AND CASH EQUIVALENTS, end of period	$61,208	$121,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$7,076	$7,018

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Cashless exercise of stock option award	—	$600

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Operations—

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) was organized in 1992 and is engaged in the development of therapeutic products for the treatment of a wide array of severe diseases, including cardiovascular, autoimmune, and hematologic disorders, inflammation, and cancer.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“CFC”). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K Annual Report for the fiscal year ended July 31, 2002. The year end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the U.S.

2. Accounting for Stock-Based Compensation—Transition and Disclosure—

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the quarter ended April 30, 2003.

At April 30, 2003, the Company has two stock-based compensation plans for employees, directors, and consultants of the Company. The Company accounts for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2003 and 2002 (dollars in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Net loss, as reported	$(19,778)	$(17,105)	$(62,883)	$(35,704)
Add: Stock-based employee compensation expense included in reported net loss	25	42	75	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,802)	(4,152)	(11,880)	(11,996)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pro forma net loss	$(23,555)	$(21,215)	$(74,688)	$(47,569)

Net loss per share:
Basic and diluted—as reported	$(1.09)	$(0.94)	$(3.45)	$(1.97)
Basic and diluted—pro forma	$(1.29)	$(1.17)	$(4.10)	$(2.62)

The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

3. Procter & Gamble Pharmaceuticals Collaboration—

The Company and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. The Company granted P&G an exclusive license to the Company’s intellectual property related to pexelizumab, with the right to sublicense. The Company is recognizing a non-refundable up-front license fee of $10 million, related to the Company’s January 1999 collaboration with P&G, as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999.

In December 2001, the Company and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which they revised their January 1999 collaboration. Under the revised structure per the MOU, the Company and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001 under the original collaboration, P&G was generally funding all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation caused by cardiopulmonary bypass surgery, heart attack, and angioplasty. The revised collaboration per the MOU provides that the Company and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that the Company will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. The Company is responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals.

The Company agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery (“CABG”)—Phase III clinical trial (called “PRIMO-CABG”) costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing costs. As of January 31, 2003 the Company had completed its obligation associated with the first 50% of the projected costs. Reimbursements received from P&G by the Company in connection with the Company’s services and related personnel and P&G’s 50% cost share are recorded as a reduction of research and development expense.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two recently completed acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction (“heart attack”) patients. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs. P&G has the right to terminate the collaboration at any time. If P&G terminates the collaboration, P&G is required to contribute its share to agreed to obligations and costs incurred prior to the termination, but may not be required to contribute towards obligations incurred after termination. In such circumstance, all rights and the exclusive license to the Company’s intellectual property related to pexelizumab will revert back to the Company and

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

4. Net Loss Per Common Share—

The Company computes and presents net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 5,176,058 and 4,667,524 shares of common stock at April 30, 2003 and 2002, respectively. There is no difference in basic and diluted net loss per common share for the three and nine months ended April 30, 2003 and 2002 as the effect of common share equivalents is anti-dilutive.

5. Impairment of Fixed Assets—

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long- lived assets to be held for use. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that the Company considers important, which could trigger an impairment review, include, among others, the following:

•	a significant adverse change in the extent or manner in which a long-lived asset is being used;

•	a significant adverse change in the business climate that could affect the value of a long-lived asset; and

•	a significant decrease in market value of assets.

If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company will compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, the Company will then compare the carrying value of the asset group to its fair value to determine whether an impairment charge is required. If the fair value is less than the carrying value, such amount is recognized as an impairment charge.

During the quarter ended April 30, 2003, the Company determined that conditions had arisen which triggered the need to review certain of the Company’s long-lived assets for potential impairment. In particular, during the quarter ended April 30, 2003, the Company concluded that it would be unable to secure a collaboration with a third party to share in the future funding of the development and clinical trials for the xenotransplantation or UniGraft program. The Company has elected to discontinue the UniGraft program rather than sustaining the program and its development alone in order to focus the Company’s resources on its other discovery targets and development programs. Consequently, the program’s suspension has led to a significant change in the manner in which the Company’s subsidiary, CFC, utilizes the xenotransplantation facility and related assets. The Company’s review concluded that the carrying value of the long-lived assets related to the CFC’s xenotransplantation facility and related assets exceeded their fair value and, accordingly, the Company recorded an impairment charge of fixed assets of approximately $2.6 million. The impairment charge includes the write-down of CFC’s xenotransplantation

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

buildings, laboratory equipment, and leasehold improvements. As of April 30, 2003, the carrying value of these assets was approximately $1.2 million after the write-down.

6. Revenues—

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Collaboration/Grant Awards
P&G	$167	$272	$506	$4,319
U.S. government grants	—	246	204	1,205
Other	—	21	—	255

Contract Research Revenues	$167	$539	$710	$5,779

7. Convertible Subordinated Notes—

In March 2000, the Company completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,555 shares of common stock, in aggregate. The Company incurred interest expense of approximately $1.7 million and $5.2 million for the three and nine months ended April 30, 2003 and 2002, respectively, related to these notes.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $143,000 and $429,000 for the three and nine months ended April 30, in both 2003 and 2002, respectively.

8. Comprehensive Income (Loss)—

The Company reports and presents comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and the display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result form transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). The Company’s other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Net loss	$(19,778)	$(17,105)	$(62,883)	$(35,704)
Other comprehensive (loss)	(238)	(457)	(384)	(234)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total comprehensive loss	$(20,016)	$(17,562)	$(63,267)	$(35,938)

9. Lonza Large-Scale Product Supply Agreement—

In January 2003, the Company remitted a cash advance of $7.25 million to Lonza Biologics, plc (“Lonza”) pursuant to a large-scale product supply agreement for the long-term commercial manufacture of the Company’s C5 inhibitor antibody, eculizumab. This advance, along with a previously paid commitment fee of $2.75 million, will be amortized by the Company over the large-scale product manufacturing production. The amounts advanced are subject to refund or forfeiture pursuant to contractual terms related to cancellation, termination, or failure to purchase a minimum volume of product. These amounts are included within prepaid manufacturing costs within the accompanying balance sheets. Under terms of the agreement for Lonza to manufacture commercial supplies of eculizumab, the Company could owe penalties for failure to purchase a minimum volume of product or if the Company terminates the agreement prior to its expiration. On a quarterly basis, the Company evaluates its plans to proceed with production under the agreement which depend upon clinical development programs’ progress as well as commercialization plans. The Company currently intends to proceed with planned manufacture under the agreement. If the Company terminates the agreement, the Company could be required to complete the purchase of product scheduled for manufacture up to 18 months following termination, or at the Company’s election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs.

10. Accrued Research and Development Expenses—

Accrued research and development expenses are comprised of amounts owed to suppliers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available.

11. State Tax Benefit—

As a result of recent legislation, the State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carry-forwards for cash in exchange for foregoing the carry-forward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65% of the annual incremental research and development credits, as defined. During the quarter ended April 30, 2003, the Company had filed a claim to exchange their fiscal 2002 incremental research and development credit and as a result recognized a state tax benefit of $212,000. This tax benefit was partially offset by a $16,000 and $124,000 provision for the Connecticut capital net base tax for the three and nine months ended April 30, 2003, respectively. Effective for tax years beginning on or after January 1, 2002 as a result of Connecticut legislation passed in July 2002, companies are required to pay on an annual basis a minimum of 30% of the capital base component of their Connecticut corporation business tax, notwithstanding available tax credit carry-forwards.

12. Commitments and Contingencies—

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Adoption of FIN45 did not have a material impact on either the operating results or financial position of the Company.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, or use of the Company’s product candidates. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2003.

13. Recently Issued Accounting Pronouncements—

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this new standard did not have a material impact on either the operating results or financial position of the Company.

In November 2002, the EITF issued abstract No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF No. 00-21 will be material to the Company’s operating results or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will be material to the Company’s operating results or financial position.

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

Our two lead product candidates from our C5 Inhibitor program are antibodies that address specific diseases that arise when the human immune system attacks the human body itself and produces undesired inflammation. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body’s immune system against the target, block activities of the target or stimulate activities of the target.

One of our antibody product candidates, pexelizumab, is an antibody fragment under development in collaboration with Procter & Gamble Pharmaceuticals, or P&G, in acute cardiovascular disorders. Pexelizumab is currently in evaluation in a pivotal Phase III trial, PRIMO-CABG, in patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. This study recently completed the target patient enrollment of approximately 3,000 patients in February 2003. This study remains ongoing as evaluation awaits completion of all follow-up patient visits, data collection, and subsequent data analysis. Also in collaboration with P&G, we conducted two Phase II clinical trials in acute myocardial infarction or heart attack patients: one study in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart, the COMMA study, and the other in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, the COMPLY study. Results from both studies were reported at the November 2002 annual meeting of the American Heart Association. In both studies, the primary endpoint of a reduction of myocardial infarction, or death of heart muscle, was not reached; however in the COMMA study, pexelizumab treatment was associated with a significant, dose dependent reduction in mortality. Pending discussions with the U.S. Food and Drug Administration, or FDA, our partner, P&G, and other development considerations, we expect to proceed with the Phase III clinical development of pexelizumab in acute myocardial infarction.

Our other lead antibody product candidate, eculizumab, is in clinical development for the treatment of a variety of chronic autoimmune diseases. We completed enrollment in January 2003 for the ongoing Phase IIb study with eculizumab in approximately 350 rheumatoid arthritis patients. Evaluation of this rheumatoid arthritis study awaits completion of all patient dosing, follow-up patient visits, data collection, and subsequent data analysis. In November 2002, preliminary results were reported at the American Society of Nephrology annual meeting from two clinical trials evaluating eculizumab in patients with membranous nephritis patients, a kidney disease. Results from the first, randomized, placebo controlled double blind, membranous nephritis study showed that eculizumab was well tolerated, but did not reach its primary clinical efficacy endpoint of reduction in proteinuria, an abnormal loss of substantial amounts of protein in a patient’s urine, after four months of therapy. In the second membranous nephritis study, both placebo and eculizumab treated patients from the four month study were treated for an additional 12

ALEXION PHARMACEUTICALS, INC.

months with eculizumab therapy. In this second study, eculizumab was well tolerated and was associated with an increased remission rate at 12 months and with significant improvements in proteinuria and other important components of nephrotic syndrome.

Eculizumab is also under evaluation in a Phase I extension study in paroxysmal nocturnal hemoglobinuria, or PNH, patients in the United Kingdom. PNH is a rare blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Preliminary results from the open label 3 month PNH pilot study were presented at the American Society of Hematology meeting in December 2002. In this PNH study, eculizumab was well-tolerated and associated with a 68% reduction in the need for blood transfusions, up to 81% reduction in biochemical parameters of hemolysis or destruction of red cells, and 90% reduction in clinical paroxysms. A 12 month extension trial remains ongoing in which all eleven PNH patients elected to enroll.

Through AAT, our wholly owned subsidiary with extensive combinatorial human and humanized antibody library technologies and expertise, we have developed important capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer.

We have also developed therapies employing the transplantation of cells from other species into humans, known as xenotransplantation. During the quarter ended April 30, 2003, we concluded that we would be unable to secure a collaboration with a third party to share in the future funding of the development and clinical trials for the xenotransplantation or UniGraft program. We are discontinuing the UniGraft program in order to focus our resources on our other discovery targets and development programs. As a consequence, we recorded an impairment charge to the xenotransplantation manufacturing assets. We recorded an impairment of fixed assets charge of approximately $2.6 million for the fiscal quarter ended April 30, 2003 in order to record the carrying value of the xenotransplantation manufacturing assets at their estimated fair value.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of April 30, 2003, we had an accumulated deficit of $243.7 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing, pre-commercialization activities and developing a sales and marketing force and we will need to obtain additional financing to cover these costs. Relative to scale-up and commercial manufacturing, we have executed a large-scale product supply agreement with Lonza Biologics, plc for the long-term manufacture of eculizumab.

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

ALEXION PHARMACEUTICALS, INC.

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

Goodwill, net—At April 30, 2003, we carry $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron, representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any. During the quarter ended April 30, 2003, we performed our annual impairment review and no impairment charge was recognized.

Long-lived assets and prepaid manufacturing costs—We evaluate the recoverability of our long-lived assets and prepaid manufacturing costs based upon planned usage and projected cash flows. These plans are subject to periodic revisions dependent on the success of our research and development programs and product candidate development. Accordingly, impairment charges may periodically occur if these revisions result in a change in planned asset use or cash flow generation. We record cash advances paid to secure future long term manufacturing production at third-party contract manufacturers as prepaid manufacturing costs. These costs will be amortized over the period of manufacturing production. These cash advances are subject to a refund, if the manufacturing facility is unavailable as scheduled, or forfeiture if we terminate the scheduled manufacturing production pursuant to contractual terms. We currently anticipate that we will proceed with production under the contract.

Results of Operations

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002
Collaboration/Grant Awards
P&G	$167	$272	$506	$4,319
U.S. government grants	—	246	204	1,205

ALEXION PHARMACEUTICALS, INC.

Other	—	21	—	255

Contract Research Revenues	$167	$539	$710	$5,779

Three Months Ended April 30, 2003

Compared with Three Months ended April 30, 2002

We earned contract research revenues of $167,000 for the three months ended April 30, 2003 and $539,000 for the same period ended April 30, 2002. The $372,000 decrease resulted primarily from the decreased research and development support payments from P&G as a result of the completion of the two AMI Phase II trials in 2002, both of which were funded by P&G, as well as the completion of our government research grants.

We incurred research and development expenses of $13.5 million for the three months ended April 30, 2003 and $15.9 million for the three months ended April 30, 2002. The $2.4 million decrease resulted primarily from the reduction in the pexelizumab Phase III PRIMO-CABG clinical trial costs as a result of our completing our obligation under our agreement with P&G associated with the first 50% of the projected Phase III PRIMO-CABG study costs. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Our revised collaboration (see Liquidity and Capital Resources) provides for us and P&G to each incur approximately 50% of all Phase III clinical trial, product development and manufacturing costs for pexelizumab. In addition, as part of our revised collaboration, we and P&G agreed that we would bear the first 50% of the ongoing Phase III PRIMO-CABG clinical study costs and P&G will bear the second 50%. P&G has begun to bear the second 50% of the Phase III PRIMO- CABG clinical trial study costs. It is expected that P&G will complete its obligation with the second 50% with the clinical trial study completion. As a result, we believe our Phase III PRIMO-CABG clinical trial study costs will cease until P&G has borne its 50% of the projected clinical costs. Our decreased expenditures related to the Phase III PRIMO-CABG clinical study costs as a result of P&G bearing the second 50% is expected to be offset by increased manufacturing development, scale-up and manufacturing and regulatory activities costs associated with or two lead C5 inhibitor candidates, pexelizumab and eculizumab.

Our general and administrative expenses were $3.4 million for the three months ended April 30, 2003 and $2.4 million for the three months ended April 30, 2002. This increase resulted principally from higher personnel costs from increased staffing levels, greater business insurance and consulting costs to support our various research and development efforts.

The impairment of fixed assets charge of $2.6 million relates to the xenotransplantation or UniGraft facility, specifically at our subsidiary, Columbus Farming Corporation or CFC, it’s buildings, laboratory equipment, and leasehold improvements. During the quarter ended April 30, 2003, we concluded that we would be unable to secure a collaboration with a third party to share in the future funding of the development and clinical trials for the xenotransplantation or UniGraft program. We have elected to discontinue the UniGraft program rather than sustaining the program and its development alone in order to focus our resources on our other discovery targets and development programs. Consequently, the program suspension has led to a significant change in the manner in which we utilize the UniGraft facility and related assets. Our review concluded that the carrying value of the long-lived assets related to CFC’s UniGraft facility and related assets exceeded their estimated fair value by approximately $2.6 million. The impairment charge includes the write-down of CFC’s xenotransplantation buildings, laboratory equipment, and leasehold improvements.

Total operating expenses were $19.4 million and $18.3 million for the three months ended April 30, 2003 and 2002, respectively.

Investment income was $1.2 million for the three months ended April 30, 2003 and $2.6 million for the three months ended April 30, 2002. The decrease in investment income of $1.4 million resulted primarily from reduced market interest rates and lower cash balances. Interest expense, primarily on our $120 million convertible subordinated notes, was $1.9 million for the quarters ended April 30, 2003 and 2002.

ALEXION PHARMACEUTICALS, INC.

For the three months ended April 30, 2003, a net state tax benefit of $196,000 was recorded. This net state tax benefit resulted from our decision to file a claim to exchange our fiscal 2002 incremental research and development credit for cash (see Financial Note 11) offset by a provision for the Connecticut capital base tax. Effective for tax years beginning on or after January 1, 2002 as a result of Connecticut legislation passed in July 2002, companies are required to pay on an annual basis a minimum of 30% of the capital base component of their Connecticut corporation business tax, notwithstanding available tax credit carry-forwards.

As a result of the above factors, we incurred a net loss of $19.8 million or $1.09 basic and diluted net loss per common share for the three months ended April 30, 2003 compared to a net loss of $17.1 million or $0.94 basic and diluted net loss per common share for the three months ended April 30, 2002.

Nine Months Ended April 30, 2003

Compared with Nine Months ended April 30, 2002

We earned contract research revenues of $710,000 for the nine months ended April 30, 2003 and $5.8 million for the same period ended April 30, 2002. The $5.1 million decrease resulted primarily from the decreased research and development support payments due to our revised collaboration with P&G in December 2001, the completion of the AMI Phase II trials, the completion of our government research grants, and the receipt of a $2 million milestone payment form P&G in January 2002 for the initiation of the Phase III PRIMO-CABG study.

We incurred research and development expenses of $52.5 million for the nine months ended April 30, 2003 and $40.6 million for the nine months ended April 30, 2002. The $11.9 million increase resulted primarily from ongoing pexelizumab Phase III PRIMO-CABG clinical trial costs incurred. Also contributing were eculizumab clinical trial costs, increased manufacturing costs associated with our lead C5 inhibitor candidates, pexelizumab and eculizumab, and increased payroll costs to support our ongoing research and development efforts. We believe research and development expenses will continue to increase despite the fact that P&G will bear the second 50% of the Phase III PRIMO-CABG study costs, as we incur increased costs associated with the development of our other pre-clinical product candidates while sustaining increased manufacturing development, scale-up and manufacturing, and regulatory activities for our C5 inhibitor candidates.

Our general and administrative expenses were $7.6 million for the nine months ended April 30, 2003 and $5.9 million for the nine months ended April 30, 2002. This increase resulted principally from higher personnel costs from increased staffing levels, greater business insurance and consulting costs to support our growth.

The impairment of fixed assets charge of $2.6 million relating to the discontinuation of the UniGraft program was recognized during the quarter ended April 30, 2003 as discussed above.

Total operating expenses were $62.6 million and $46.5 million for the nine months ended April 30, 2003 and 2002, respectively.

Investment income was $4.7 million for the nine months ended April 30, 2003 and $10.1 million for the nine months ended April 30, 2002. The decrease in investment income of $5.4 million resulted primarily from reduced market interest rates and lower cash balances. Interest expense, primarily on our $120 million convertible subordinated notes, was $5.8 million for the nine months ended April 30, 2003 and 2002.

For the nine months ended April 30, 2003, a net state tax benefit of $88,000 was recognized as compared to $700,000 for the same period a year ago. The net state benefit resulted from a state tax benefit recognized during the three months ended April 30, 2003 offset by provisions for the state capital base tax. The decrease resulted from lower research and development tax credit carry-forwards to exchange for cash and increased provisions for the State of Connecticut capital base tax.

ALEXION PHARMACEUTICALS, INC.

As a result of the above factors, we incurred a net loss of $62.9 million or $3.45 basic and diluted net loss per common share for the nine months ended April 30, 2003 compared to a net loss of $35.7 million or $1.97 basic and diluted net loss per common share for the nine months ended April 30, 2002.

Liquidity and Capital Resources

As of April 30, 2003, cash, cash equivalents, and marketable securities were $230.9 million compared with $308.6 million at July 31, 2002. The decrease was primarily due to funding our operating activities.

Net cash used in operating activities for the nine months ended April 30, 2003 was $75.4 million. This consisted principally of our net loss of $62.9 million, decrease in accounts payable, and an increase in prepaid manufacturing costs of $7.25 million, representing deposits paid to secure commercial long-term large-scale product supply manufacturing.

Net cash provided by investing activities for the nine months ended April 30, 2003 was $88.9 million. This included $90.9 million of net proceeds from the maturity and reinvestment in marketable securities net of $2.0 million of property, plant, and equipment additions.

In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure per the MOU, we and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not receive previously agreed sales milestones and will generally forego further research and development support payments from P&G.

We agreed to bear the first 50% of projected costs associated with the U.S. Phase III PRIMO-CABG clinical trial costs and P&G will bear the second 50%, with a final adjustment to make even the 50% sharing of costs. As of January 31, 2003, we had completed our obligation associated with the first 50% of the projected costs. It is expected that P&G will complete its obligation with the second 50% with the clinical trial study completion. Reimbursements received from P&G by us in connection with Alexion services and related personnel and P&G’s 50% cost share are received as reduction of research and development expense.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two recently completed acute myocardial infarction, or AMI, Phase II clinical trials in myocardial infarction, or heart attack, patients. We and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs. P&G has the right to terminate the collaboration at any time. If P&G terminates the collaboration, P&G is required to contribute its share to agreed to obligations and costs incurred prior to termination, but may not be required to contribute towards costs incurred after termination. In such circumstance, all rights and the exclusive license to our intellectual property related to pexelizumab will revert back to us and we will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently

ALEXION PHARMACEUTICALS, INC.

planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing and manufacturing of our C5 Inhibitor product candidates and support for our broad research and development of our additional product candidates.

Our contractual obligations and commercial commitments include our $120 million of convertible subordinated notes due March 2007, a $3.9 million note payable by CFC, our annual payments of approximately $2.0 million for operating leases—principally for facilities and equipment and, in respect of our current clinical development programs, cancelable research and development, clinical development and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. We have no outstanding capital leases.

These contractual obligations including the principal repayment on the $120 million convertible notes and the $3.9 million note payable by CFC as well as interest payments and minimum cost commitments, representing research and clinical development and manufacturing costs (assuming we utilize our long-term commercial product manufacturing production capacity) represent minimum projected payments as follows approximately: $39 million during the next year; approximately $73 million after two to three years; approximately $182 million after the next four to five years (includes the principal due on the $120 million convertible notes); and approximately $8 million beyond five years. The timing and level of our commercial manufacturing costs, which may or may not be realized, are contingent upon clinical development programs’ progress as well as commercialization plans. Under terms of our agreement for Lonza Biologics plc, or Lonza, to manufacture commercial supplies of eculizumab, we could owe penalties for failure to purchase a minimum volume of product or if we terminate the agreement prior to its expiration. If we terminate the agreement, we could be required to complete the purchase of product scheduled for manufacture up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs. These obligations, commitments and supporting arrangements represent payments based on current operating forecast, which are subject to change.

Additional payments, aggregating up to $49 million, would be required if we elect to continue development under our current pre-clinical development programs and specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next three years.

Interest on our $120 million 5.75% convertible subordinated notes due March 15, 2007 is payable semi-annually in September and March of each year. The holders may convert all or a portion of the notes into common stock any time on or before March 15, 2007 at a conversion price of $106.425 per common share. Beginning March 20, 2003, we may redeem some or all of the notes at the declining redemption prices listed for the notes. We may also elect to pay the repurchase price for some or all the notes in cash or common stock. Our 5.75% convertible subordinated notes due March 2007 are trading at a discount to their face amount. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity; we may, from time to time, depending on market conditions, repurchase some of our outstanding convertible debt for cash; exchange debt for shares of our common stock, preferred stock, debt or other consideration; or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges would significantly exceed that number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of our common stock. There can be no assurance that we will or will not repurchase or exchange any outstanding convertible debt.

Interest on the $3.9 million note payable due in May 2005, at 6% per annum, is payable quarterly by CFC. This note payable was used to finance certain manufacturing assets of CFC, an Alexion subsidiary, acquired in February 1999, which holds principally the land, buildings and laboratory equipment, for the xenotransplantation program developed by Tyco Healthcare, formerly known as U.S. Surgical Corporation. The principal balance under the note is due in May 2005. Security for this term note is the xenotransplantation manufacturing assets of CFC that were purchased from U.S. Surgical, including the real estate. During the quarter ended April 30, 2003, we concluded that we would be unable to secure a collaboration with a third party to share in the future funding of the development and clinical trials for the xenotransplantation or UniGraft program. We are discontinuing the UniGraft program in order to focus our resources on our other discovery targets and development programs. As a consequence, we recorded an

ALEXION PHARMACEUTICALS, INC.

impairment charge to CFC’s xenotransplantation manufacturing assets. We recorded an impairment of fixed assets charge of approximately $2.6 million for the fiscal quarter ended April 30, 2003 in order to record the carrying value of the xenotransplantation manufacturing assets at their estimated fair value. As of April 30, 2003, the carrying value of those assets was approximately $1.2 million after the write-down.

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

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, commercial contract manufacturing capacity, and marketing and sales in order to commercialize our products currently under development. Furthermore, we will owe royalties to parties we have licensed intellectual property from, or may in the future license intellectual property from, in connection with the development, manufacture or sale of our products.

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

ALEXION PHARMACEUTICALS, INC.

Item 3. Quantitative and Qualitative Disclosure about Market Risks.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the cash equivalents and marketable securities are treated as available-for-sale under SFAS No. 115.

Investments in fixed rate interest earning instruments carry a degree of interest risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse risk exposure. The marketable securities as of April 30, 2003, had maturities of less than two years. The weighted-average interest rate on marketable securities at April 30, 2003 was approximately 1.8%. The fair value of marketable securities held at April 30, 2003 was $169.7 million.

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

ALEXION PHARMACEUTICALS, INC.

Dated: June 12, 2003	By:	/s/ LEONARD BELL, M.D.
Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Dated: June 12, 2003	By:	/s/ DAVID W. KEISER
David W. Keiser President and Chief Operating Officer (principal financial officer)

Dated: June 12, 2003	By:	/s/ BARRY P. LUKE
Barry P. Luke Vice President of Finance and Administration (principal accrounting officer)

CERTIFICATIONS

I, Leonard Bell, M.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexion Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	/s/ LEONARD BELL, M.D.
Leonard Bell, M.D. Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, David W. Keiser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alexion Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 12, 2003	/s/ DAVID W. KEISER
David W. Keiser President and Chief Operating Officer (principal financial officer)