Form 10-K
period 2003-07-31
ALEXION PHARMACEUTICALS INC
filed 2003-10-27
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on January 31, 2003, was approximately $229,249,000.

The number of shares of Common Stock outstanding as of January 31, 2003 was 18,208,796.

PART I

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S INDUSTRY, MANAGEMENT’S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY’S MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH HEREIN UNDER “IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS,” ATTACHED HERETO AS EXHIBIT 99.1. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

Item 1.    Business.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular, autoimmune and hematologic disorders, inflammation and cancer. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs. During the fiscal years ended July 31, 2003, 2002, and 2001, we spent $71.0 million, $60.0 million, and $38.8 million, respectively, on research and development activities, excluding acquisition related non-cash charges for in-process research and development and amortization of goodwill and impairment loss on fixed assets.

Our two lead product candidates are therapeutic antibodies that address specific diseases that arise when the human immune system produces inflammation in the human body. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body’s immune system against the target, block activities of the target or stimulate activities of the target. We are currently examining our two lead antibody product candidates in a variety of clinical development programs.

One of our antibody product candidates, pexelizumab, is an antibody fragment under development in collaboration with Procter & Gamble Pharmaceuticals, or P&G, in acute cardiovascular disorders. Pexelizumab is currently in evaluation in a pivotal Phase III trial, PRIMO-CABG, in patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. This study completed the target patient enrollment of approximately 3,000 patients in February 2003. In August 2003, we disclosed preliminary results that indicated that although there was reduction in the primary endpoint, it was not achieved with statistical significance. The primary endpoint in this trial was a composite of the incidence of death or myocardial infarction, measured at 30 days post-procedure, in the subpopulation of patients undergoing CABG without concomitant valve surgery. However, key pre-specified secondary endpoints consisting of the same composite in the overall study population, which included all patients undergoing CABG with or without concomitant valve surgery, were achieved. Further details of this PRIMO-CABG trial will be provided after all data analyses are complete, and are expected to be presented at the Late-Breaking Clinical Trials Session of the 2003 Scientific Sessions Meeting of the American Heart Association, during the second week of November. After completion of the trial data analysis, we will, in collaboration with P&G, discuss with the U.S. Food and Drug Administration, or FDA, the next steps required for the potential advancement of pexelizumab toward product licensure. In September 2000 the FDA granted “Fast Track” status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA.

We are not currently able to predict the reaction of the FDA and other regulatory agencies to the results of this Phase III trial. Such reactions may include, but are not limited to, the view that the results may be sufficient for filing and approval of a Biologics License Application, or BLA, supportive of the filing and approval of a BLA together with additional studies, or not supportive of the filing or approval of a BLA. Further, we are not currently able to predict the reaction of Procter & Gamble Pharmaceuticals, or P&G, our collaborative partner, to the results of this Phase III trial, including how those results may affect P&G’s views of pexelizumab. P&G retains the development rights and the rights to terminate the collaboration discussed elsewhere in this annual report on Form 10-K, including under the header entitled “Strategic Alliance with Procter & Gamble” and in the Risk Factors attached as Exhibit 99.1.

Also in collaboration with P&G, we are planning a Phase III study with pexelizumab in patients undergoing percutaneous coronary intervention or PCI for acute myocardial infarction or heart attack. The progress to a phase III study in acute myocardial infarction, or AMI, is pending discussions with the FDA. We have concluded two Phase II studies with pexelizumab in AMI: one study in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart, and the other in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels. The angioplasty study, called COMMA, and the thrombolytic study, called COMPLY, completed patient enrollment in April 2002 and January 2002, respectively. Results from both studies were reported at the November 2002 annual meeting of the American Heart Association. In both studies, the primary endpoint of a reduction of myocardial infarction, or death of heart muscle, was not reached; however in the COMMA study, pexelizumab treatment was associated with a statistically significant, dose dependent reduction in death.

Our other lead antibody product candidate, eculizumab, is in clinical development for the treatment of a variety of chronic inflammatory diseases. In particular, eculizumab is under evaluation in a Phase I extension study in paroxysmal nocturnal hemoglobinuria, or PNH, patients. PNH is a rare chronic blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Preliminary results from the open-label three month PNH pilot study performed in the United Kingdom were presented at the American Society of Hematology, or ASH, meeting in December 2002. In this PNH study, eculizumab was well-tolerated and associated with a 69% reduction in the need for blood transfusions, up to 81% reduction in biochemical parameters of hemolysis or destruction of red cells, and 96% reduction in clinical paroxysms. An open-label extension trial that will help us evaluate long term-safety is ongoing in which all eleven PNH patients are participating.

Eculizumab is also under evaluation for the treatment of rheumatoid arthritis and membranous nephritis, a kidney disease. We completed enrollment in January 2003 for the ongoing Phase IIb study with eculizumab in approximately 350 rheumatoid arthritis patients. We expect to release the full results in the latter part of 2003 or the first half of 2004. In November 2002, preliminary results were reported at the American Society of Nephrology annual meeting from two clinical trials evaluating eculizumab in patients with membranous nephritis. Results from the first, randomized, placebo controlled double blind, membranous nephritis study showed that eculizumab was well tolerated, but did not reach its primary clinical efficacy endpoint of reduction in proteinuria, an abnormal loss of substantial amounts of protein in a patient’s urine, after four months of therapy. In the second membranous nephritis study, both placebo and eculizumab treated patients from the four month study were treated in an open-label extension trial for an additional 12 months with eculizumab therapy. In this second study, eculizumab was well tolerated and was associated with an increased remission rate at 12 months and with significant improvements in proteinuria and other important components of nephrotic syndrome.

In January 2002, we completed a Phase I pilot safety trial in dermatomyositis, an inflammatory skin and muscle disorder, which indicated that eculizumab appeared to be safe and well tolerated in this patient population. We reviewed the clinical data with the FDA and have considered whether to initiate a Phase II clinical study for eculizumab in this disease. We have elected not to pursue this program further at this time to more efficiently focus resources on other on-going eculizumab development programs.

Through AAT, our wholly owned subsidiary with extensive combinatorial human antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of July 31, 2003, we had an accumulated deficit of approximately $265 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing, pre-commercialization activities and developing a sales and marketing force. We will need to obtain additional financing to cover these costs. We have executed a large-scale product supply agreement with Lonza Biologics, plc, or Lonza, for the long-term commercial manufacture of eculizumab.

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

In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discount, fees and other expenses of approximately $2.9 million related to the transaction. We expect to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

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

Common heart diseases and procedures in which the complement cascade is activated include:

•	cardiopulmonary bypass surgery, CPB;

•	acute myocardial infarction or heart attack;

•	unstable angina or painful chest pains associated with an insufficient blood supply to the heart;

•	angioplasty or procedures for opening up narrowed or blocked arteries that supply the heart; and

•	stroke and other peripheral vascular or blood circulatory diseases.

Autoimmune or hematologic diseases in which the complement cascade is activated include:

•	paroxysmal nocturnal hemoglobinuria, or PNH;

•	rheumatoid arthritis;

•	autoimmune kidney disease;

•	lupus;

•	inflammatory bowel diseases;

•	inflammatory skin and muscle disorders;

•	multiple sclerosis; and

•	asthma.

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

Our product candidates are as follows:

Product candidate	Technology	Indication	Status(c)
Pexelizumab	C5 Inhibitor (single chain antibody)	Coronary Artery Bypass Graft surgery (CABG) with cardiopulmonary bypass (CPB)	Phase III trial completed; awaiting data from final 180-day datapoint (PRIMO-CABG)

		Myocardial Infarction (1) Primary PCI (a)	Phase II trial completed (COMMA)

		(2) Thrombolysis (b)	Phase II trial completed (COMPLY)

Eculizumab	C5 Inhibitor (whole antibody)	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase I trial completed; extension study on-going

		Membranous Nephritis	Phase II trial completed; extension study on-going

		Rheumatoid Arthritis	Phase IIb trial on-going; extension study on-going

		Dermatomyositis	Phase Ib trial completed

(a)	percutaneous coronary interventions or PCI, procedures for opening up narrowed or blocked arteries that supply blood to the heart
(b)	dissolving clots that block heart vessels
(c)	see discussions of each product candidate below for a description of the results of these trials

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

Some of these byproducts, notably C3b, are helpful in fighting infections and inhibiting autoimmune disorders. However, the byproducts generated by the cleavage of C5, known as C5a and C5b-9, generally cause harmful inflammation if inappropriately or over-activated. The inflammatory byproducts of C5 cause:

•	activation of white blood cells;

•	attraction of white blood cells;

•	production of inflammatory chemicals including tumor necrosis factor-alpha;

•	activation of blood vessel-lining cells called endothelial cells, allowing leakage of white blood cells into tissue;

•	activation of blood-clotting cells called platelets;

•	initiation of all suicide programs in heart cells; and

•	lysis, or destruction, of red blood cells that are deficient in complement inhibitors.

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

In laboratory and animal models of human disease, we have shown that the administration of C5 Inhibitor, as compared to placebo, is effective in:

•	preventing inflammation during cardiopulmonary bypass;

•	reducing heart tissue damage during myocardial infarction;

•	reducing brain damage in cerebral ischemia or reduced blood flow to brain tissue;

•	enhancing survival in a model of lupus;

•	preserving kidney function in nephritis or inflammation of kidney tissue;

•	preventing and ameliorating asthmatic attacks; and

•	preventing lysis of red blood cells.

In addition, in human clinical trials, we have shown that C5 Inhibitors may be associated with reduction of:

•	inflammation during cardiopulmonary bypass surgery;

•	heart tissue damage during cardiopulmonary bypass surgery;

•	new cognitive or mental faculty deficits after cardiopulmonary bypass surgery;

•	an objective measure of disease activity in rheumatoid arthritis patients; and

•	the incidence of proteinuria or abnormal loss of substantial amounts of protein in a patient’s urine in lupus patients; and

•	destruction of red blood cells in PNH patients.

C5 Inhibitor Immunotherapeutic Product Candidates

We are developing one of our two lead C5 Inhibitor product candidates, pexelizumab, for the treatment of inflammation related to acute cardiovascular diseases and procedures. Our initial indications for pexelizumab are coronary artery bypass graft surgery with cardiopulmonary bypass surgery, myocardial infarction utilizing percutaneous coronary interventions or PCI, procedures that include balloon angioplasty and coronary artery stent insertions to open up and keep open narrowed or blocked arteries that supply the heart muscles, and myocardial infarction utilizing thrombolytic therapy or thrombolysis. We are developing our other C5 Inhibitor product candidate, eculizumab, for the treatment of inflammation related to chronic autoimmune disorders and hematologic disorders. The initial indications for which we are pursuing clinical development activities for eculizumab are PNH, rheumatoid arthritis, membranous nephritis, and dermatomyositis. The selection of these indications is based upon our belief that each represents a clinical condition which is:

•	closely tied to the production of activated complement byproducts;

•	characterized by clear development pathways;

•	inadequately treated by current therapies; and

•	associated with substantial health care costs.

To date, pexelizumab and eculizumab have been observed to be safe and well tolerated in completed and ongoing clinical trials in which over 6,600 individuals were treated with either C5 Inhibitor or placebo.

Pexelizumab

Pexelizumab is a humanized, single chain antibody that has been shown to block complement activity for up to 4-10 hours after a single injection at the doses tested and is designed for the treatment of acute inflammatory conditions. In January 1999, we entered into a collaboration arrangement with Procter & Gamble Pharmaceuticals, or P&G, to develop and commercialize pexelizumab. Under this collaboration, we are pursuing the development of pexelizumab for the treatment of inflammation caused by various acute cardiovascular indications and procedures such as coronary artery bypass graft surgery with cardiopulmonary bypass surgery, and myocardial infarction utilizing angioplasty or thrombolysis. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure, we and P&G share decision-making and responsibility for all future United States development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Also see under the header entitled “Strategic Alliance with Procter & Gamble”. P&G has signed with a third party manufacturer for the large scale commercial manufacture of pexelizumab over 5 years.

Coronary Artery Bypass Graft Surgery and Cardiopulmonary Bypass

Patients with blockages in their heart blood vessels, or coronary artery disease, frequently suffer from angina, or pain caused by ischemia, which is the reduced delivery of blood, oxygen, and nutrients to and subsequent starvation of the heart muscle. If the heart muscle is severely ischemic, the muscle may become starved for blood, oxygen, and nutrients resulting in the death of the starved heart muscle, or myocardial infarction. Many patients with coronary artery disease, particularly those who have already suffered a myocardial infarction, require medical interventions to relieve the blockages in the heart blood vessels. Coronary artery bypass graft, or CABG, surgery involves using a patient’s non-heart blood vessels to surgically detour, or bypass, blood around a blockage in the patient’s heart blood vessels so that the downstream heart muscle is provided with an adequate supply of blood, oxygen, and nutrients. In the overwhelming majority of CABG surgeries, in order to isolate the heart during surgery, cardiopulmonary bypass, or CPB, is employed, in which the patient’s blood is diverted away from the heart and lungs to a cardiopulmonary, heart-lung bypass machine in the operating room. During the CPB procedure, the bypass machine supports and pumps oxygenated blood to the rest of the body, however since blood flow is stopped to the heart and lungs, these organs may become ischemic as they do not receive blood, oxygen, and nutrients. Although the goal of CABG surgery, and also other similar types of acute cardiac interventions, is to prevent further destruction of heart muscle due to ischemia, the ischemia during the procedure itself, coupled with the successful reperfusion of the heart muscle through the bypass grafts, frequently causes an unintended diffuse inflammatory reaction in the heart, called ischemia-reperfusion injury. In this setting, the heart may become severely injured by the inflammatory reaction resulting in an acute perioperative myocardial infarction, or PMI, of the heart muscle. The effects of PMI may be quite severe as it has been shown that the severity of this acute PMI is positively correlated with the risk of patient death several months later; that is, the greater the size of the PMI, the more likely a patient is to die within the several months following the surgery. Additionally, ischemia-reperfusion or I-R injury, appears to occur more frequently in patients with multiple risk factors, and patients with previous cardiac damage would be expected to be less tolerant of the subsequent cardiac damage due to PMI.

We believe that I-R injury inappropriately triggers the complement cascade, a powerful series of inflammatory proteins that then cause both direct damage to the heart muscle as well as further amplification of the inflammatory reactions. We believe that the dangerous terminal complement products, mainly C5b-9, or the membrane attack complex, as well as C5a, are major factors that cause the unintended inflammatory heart attack resulting in PMI during CABG-CPB surgery.

Pexelizumab is designed to rapidly penetrate the patient’s tissues and to inhibit complement activation in patients immediately before, during and after CPB in order to reduce the cardiovascular and brain tissue damage and bleeding complications. We believe inhibition of the inflammatory response may reduce:

•	the incidence of death;

•	the incidence of perioperative myocardial infarction;

•	the incidence of brain tissue damage and learning difficulties;

•	post-operative or after surgery complications;

•	the time spent by patients in the hospital after CABG-CPB;

•	the scope of required treatments associated with CPB; and

•	perioperative bleeding resulting in the need for blood transfusions.

According to data derived from the American Heart Association estimates approximately 400,000 CABG operations were performed in the United States in 2002. Currently, products utilized in patients undergoing CPB are designed to enhance the coagulation of blood so as to reduce the need for blood transfusions. However, we believe these products have little beneficial effect on the heart and brain inflammatory complications associated with the surgery.

Clinical Trials—Coronary Artery Bypass Graft Surgery

In January 1999, we commenced dosing in a Phase IIb clinical trial with pexelizumab in patients undergoing coronary artery bypass graft surgery, or CABG during CPB, with or without accompanying cardiac valve surgery. The objective of this multi-center, double-blind, randomized, placebo-controlled study was to assess the safety and effectiveness of pexelizumab in these patients. Results of this trial suggested that pexelizumab blocked complement, reduced inflammation and appeared to be well-tolerated. Some patients in the trial experienced serious adverse events which included irregular heartbeat, infection, right heart failure and internal bleeding. The most common adverse events were irregular heartbeat, nausea and anemia. The primary therapeutic, exploratory pre-set goal of the trial, referred to as the primary endpoint, was not achieved. The primary endpoint was the incidence of death, myocardial infarction, heart dysfunction, and mild stroke. However, in a post-hoc analysis, in the pre-specified population that included approximately 90% of the patient population, the approximately 800 patients who had CABG without accompanying cardiac valve surgery, those that received pexelizumab at the highest dose level experienced a statistically significant reduction in the incidence of myocardial infarction and death.

In January 2002, we commenced a Phase III clinical trial of pexelizumab, called PRIMO-CABG, in patients undergoing CABG-only with CPB and patients undergoing CABG with CPB and concomitant cardiac valve surgery. This study completed the target patient enrollment of approximately 3,000 patients in February 2003. The Phase III trial was designed to assess the safety and efficacy of pexelizumab in reducing the combined incidence of death or myocardial infarction in the CABG-only patient subpopulation. In August 2003, we disclosed preliminary results that indicated that although there was reduction in the primary endpoint, it was not achieved with statistical significance. The primary endpoint in this trial was a composite of the incidence of death or myocardial infarction, measured at 30 days post-procedure, in the subpopulation of patients undergoing CABG without concomitant cardiac valve surgery. However, key pre-specified secondary endpoints consisting of the same composite in the overall study population, which included all patients undergoing CABG with or without accompanying cardiac valve surgery, were achieved. In addition, several other pre-specified secondary endpoints were met as well. After completion of the trial data analysis, we will, in collaboration with P&G, discuss with the FDA the next steps required for the potential advancement of pexelizumab toward product licensure.

Acute Myocardial Infarction

Myocardial infarction is an acute cardiovascular disorder in which the coronary arteries, the blood vessels that supply blood, oxygen, and nutrients to the heart muscle, are blocked to such an extent that the starved heart muscle infarcts or dies. Upon the reduction in blood flow in the coronary artery, a complex cascade of inflammatory events involving complement proteins, platelets and leukocytes and their secreted factors, and endothelial cells, commences within the blood vessel. In patients suffering a myocardial infarction, activated complement byproducts are significantly elevated. This severe inflammatory response targeting the area of insufficient blood flow to cardiac muscle is believed to be associated with immediate death of heart muscle, delayed death of heart muscle, reduced contractility of heart muscle, and activation of a systemic inflammatory response. Restoration of blood flow in the midst of the acute myocardial infarction, with either angioplasty balloon dilatation with or without coronary stenting or with dissolution of clots with thrombolytic drugs, is believed to be also associated with an additional inflammatory reaction and an accompanying production of activated complement byproducts. This combined reaction is sometimes called I-R injury. In addition to the high incidence of sudden cardiac death at the onset, severe complications associated with the initial survival of an acute myocardial infarction include congestive heart failure, cardiogenic shock and death. The American Heart Association estimated that approximately 1.1 million people in the United States had a heart attack in 2002.

We are developing pexelizumab to inhibit inflammation associated with complement activation in order to reduce the extent of heart damage and other adverse conditions in patients suffering an acute myocardial infarction. In contrast, most drugs currently being developed or on the market to treat myocardial infarction are designed to improve blood flow through the heart, rather than treating the damaging effects of inflammation associated with myocardial infarction. We and our scientific collaborators have performed pre-clinical studies in rodents which have demonstrated that administration of a C5 Inhibitor during periods of insufficient supply of blood to the heart muscle and prior to restoration of normal flow to the heart muscle significantly reduced the extent of subsequent death of heart muscle compared to control animal studies. Additionally, administration of a C5 Inhibitor significantly reduced the extent of cardiac damage associated with reduced heart blood flow without subsequent restoration of blood flow.

Clinical Trials—Acute Myocardial Infarction

In October 1998, we commenced a Phase I clinical trial in healthy individuals that was designed to evaluate dosing regimens for subsequent CPB and myocardial infarction clinical trials. We have used the results of this trial to select dosing regimens for subsequent clinical trials in acute myocardial infarction and CPB patients. The results of this trial indicated that pexelizumab was well tolerated at doses more than three times as high as had been previously administered. We completed patient enrollment in two Phase II clinical trials, each enrolling approximately 900 patients, with our collaborator P&G, which tested the safety and effectiveness of pexelizumab for the treatment of acute inflammation in patients suffering an acute myocardial infarction. One study, called COMPLY was in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels, and the other called COMMA was in patients receiving angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart. The COMPLY study completed patient enrollment in January 2002 and the COMMA study completed patient enrollment in April 2002. Results from both studies were reported at the November 2002 annual meeting of the American Heart Association. In both studies, the primary endpoint of a reduction of myocardial infarction, or death of heart muscle, was not reached; however in the angioplasty study, pexelizumab treatment was associated with a statistically significant, dose-dependent reduction in death. Pending discussions with the FDA, our partner, P&G, and other development considerations, we expect to proceed with the Phase III clinical development of pexelizumab in acute myocardial infarction.

Eculizumab

Eculizumab is a humanized antibody that blocks complement activity for one to two weeks at the doses tested and is designed for the chronic treatment of hematologic disorders such as PNH and autoimmune diseases such as rheumatoid arthritis and membranous nephritis. Eculizumab is not included in the collaboration with P&G, and we have retained full rights to eculizumab.

Paroxysmal Nocturnal Hemoglobinuria or PNH

We are conducting clinical trials with eculizumab in patients afflicted with the chronic hematologic disorder, paroxysmal nocturnal hemoglobinuria, or PNH. PNH is a rare, autoimmune disorder characterized by severe anemia and risk of blood clotting or thrombosis. Patients with PNH have a deficiency in certain protective proteins on the surface of their red blood cells, allowing their own complement system to attack and destroy these red blood cells. Patients with PNH suffer from chronic hemolysis, or destruction of red blood cells. This hemolysis is believed to lead to frequent bouts of hemoglobinuria, or release of blood cell hemoglobin into the urine, abdominal pain, painful swelling, and disabling fatigue. In patients with particularly severe hemolysis, the red blood cell destruction may be sufficiently large that recurrent blood transfusions are necessary to support normal red blood cell function. According to published reports, the annual incidence of PNH for new patients is estimated to be between 1 per 1 million and 1 per 100,000 per year. Approximately one-half of the patients with PNH die from their disease within 10 years of diagnosis.

In laboratory studies with eculizumab, administration of eculizumab abolishes destruction of red blood cells caused by complement attack.

Clinical Trials—PNH

In September 2002, we completed patient enrollment in an open-label Phase I pilot study in the United Kingdom in patients with PNH to gather clinical data regarding the safety of, and biological and clinical effects of eculizumab in this patient population. Preliminary results from the open-label 3 month PNH pilot study were presented at the American Society of Hematology, or ASH, meeting in December 2002. In this PNH study, eculizumab was well-tolerated and associated with a 69% reduction in the need for blood transfusions, up to 81% reduction in biochemical parameters of hemolysis or destruction of red cells, and 96% reduction in clinical paroxysms. An open-label extension trial that will help us evaluate long-term safety is on-going in which all eleven PNH patients are participating. We are currently reviewing data and our plans with the FDA so that we can plan our next development step with eculizumab in PNH.

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

Many forms of damage to the glomeruli are mediated by the immune system, particularly by antibodies and activated complement proteins. Membranous nephritis is a form of kidney inflammation that is believed to be caused by a chronic autoimmune disorder that targets the kidney. We estimate, based on an external market study, that there are approximately 150,000 people currently afflicted with membranous nephritis in the United States.

Membranous nephritis is characterized by kidney inflammation and dysfunction that may eventually progress to kidney failure. Diagnostic criteria for membranous nephritis include kidney biopsies that may demonstrate the presence of antibodies and activated complement byproducts in the kidneys of affected patients. The subsequent kidney inflammation leads to the abnormal leakage of substantial amounts of blood proteins into the patient’s urine; this condition is known as proteinuria and is recognized as an objective measurement of kidney disease. Loss of protein in the urine disturbs the normal control of water in the blood vessels and also is believed to directly further injure the kidney. Moreover, clinical studies by others have shown that the degree of proteinuria is associated with the incidence of subsequent kidney failure. Additional clinical signs associated with proteinuria may include:

•	abnormally low levels of protein in the blood;

•	abnormal lipid or fat elevations;

•	a propensity for abnormal blood clotting; and

•	substantial swelling in the abdomen, under the skin and in the legs.

Current therapies for membranous nephritis include potentially toxic drugs more frequently used to treat other diseases such as cancer. These drugs generally act to broadly suppress the proliferation of many types of cells, including white blood cells. We believe that the usefulness of such therapies is generally limited due to their unfavorable side effects. Even with current therapies, in such a severe disease population more than 30% of the patients are expected to progress to renal or kidney failure, which may require dialysis or transplantation. In contrast to current therapies, eculizumab directly targets the inhibition of deleterious complement activation. We believe eculizumab may exert more selective and effective anti-inflammatory activity without the adverse effects associated with current therapies.

We have performed pre-clinical studies in rodent models of membranous nephritis and observed that C5 Inhibitor administration, as compared to placebo-treated subjects, substantially reduced:

•	scarring of the kidney;

•	breakdown of kidney tissue into the urine;

•	clogging of the kidney filtering units; and

•	proteinuria.

Clinical Trials—Membranous Nephritis

We are developing eculizumab for kidney and kidney-related chronic autoimmune disorders, with a focus on membranous nephritis. We initiated a Phase II trial with eculizumab for the treatment of membranous nephritis patients because of the more uniform clinical presentations of membranous nephritis as compared to other autoimmune renal diseases.

In August 1999, we commenced a Phase II multi-center, double-blind, randomized, placebo-controlled clinical safety and efficacy trial with multiple doses of eculizumab at two to four week dosing intervals that was intended to enroll approximately 120 membranous nephritis patients. This trial was followed by an open-label extension trial.

The Phase II trial patient enrollment for membranous nephritis was completed in February 2002. In November 2002, preliminary results were reported at the American Society of Nephrology annual meeting from two clinical trials evaluating eculizumab in patients with membranous nephritis. Results from the first, randomized, placebo controlled double blind, membranous nephritis study showed that eculizumab was well tolerated, but did not reach its primary clinical efficacy endpoint of reduction in proteinuria after four months of therapy. In the second membranous nephritis study, both placebo and eculizumab treated patients from the four month study were treated in open-label extension trial for an additional 12 months with eculizumab therapy. In this second study, eculizumab was well tolerated and was associated with an increased remission rate at 12 months and with significant improvements in proteinuria and other important components of nephrotic syndrome. After we review our plans with the FDA, we expect to proceed with the development of eculizumab in an advanced Phase II clinical trial in membranous nephritis patients.

In February 2000, we announced that the FDA designated Fast Track status for development of eculizumab for the treatment of patients with membranous nephritis. This designation provides for expedited development and application review for approval of a drug through the FDA. The FDA has also granted Orphan Drug status for the development of eculizumab in the treatment of membranous nephritis patients. The Orphan Drug designation would provide us with market exclusivity for eculizumab for this indication for seven years from the drug’s approval date.

Rheumatoid Arthritis

Rheumatoid arthritis is a chronic autoimmune disease directed at various organ and tissue linings, including the lining of the joints, causing inflammation and joint destruction. Clinical signs and symptoms of the disease include weight loss, joint pain, morning stiffness and fatigue. Further, the joint destruction can progress to redness, swelling and pain with frequent and severe joint deformity. Diagnostic procedures, which may include obtaining a sample of joint fluid, routinely demonstrate substantial elevations in the levels of activated complement byproducts in the joint fluid of affected rheumatoid arthritis patients. Rheumatoid arthritis is generally believed to be caused by different types of white blood cells, including T-cells, which both directly attack the patient’s joints and activate B-cells, another type of white blood cell, to produce antibodies that activate complement proteins in the joint leading to inflammation with subsequent tissue and joint destruction. It is estimated from published reports that more than 2.1 million people are currently affected by rheumatoid arthritis in the United States.

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

Currently, there are a large number of anti-inflammatory drugs under development or on the market for the treatment of patients with rheumatoid arthritis or RA. These drugs include non-steroidal anti-inflammatory drugs, and their more recent analog, the COX-2 inhibitors, which generally treat the symptoms of the disease, but do not alter disease progression. There are also several currently available drugs that are disease-modifying agents, but these are associated with undesirable side effects. In recent years, tumor necrosis factor, or TNF, inhibitors have been approved or are under development to reduce the inflammatory response. TNF is one of the many injurious substances that may be generated downstream of the complement cascade. In contrast to single agent inhibitors like TNF inhibitors, by acting at C5 of the complement cascade, we expect eculizumab both to block complement activation and reduce the production of many of these downstream harmful substances. Because of this novel mechanism, we believe that eculizumab may provide a more clinically beneficial effect for RA patients.

Clinical Trials—Rheumatoid Arthritis

In December 1997, we filed an Investigational New Drug application or IND with the FDA for eculizumab in the treatment of rheumatoid arthritis patients. In our early clinical trials, single doses of eculizumab appeared safe and well tolerated in the study populations as compared to placebo, showed dose-dependent reduction in complement activity in the study subjects, and showed a reduction in C-reactive protein blood levels in the study subjects. C-reactive protein is considered by many physicians to be the most objective component of the American College of Rheumatology’s definition of efficacy criteria for rheumatoid arthritis drug trials. Biological and clinical results from our Phase I/II trial demonstrated that 50% of rheumatoid arthritis patients receiving 8.0 mg/kg of eculizumab achieved an ACR 20 score, a measure of clinical benefit, as compared to 10% of placebo-treated patients.

In November 2001, we presented the results of our Phase IIa clinical trial testing the safety and effectiveness of repetitive dosing of eculizumab in approximately 200 patients with RA at the American College of Rheumatology meetings. Results showed that eculizumab appeared to be safe and well tolerated in patients in this trial. The most commonly observed adverse events were nausea and diarrhea. The results of this study suggested a statistically significant three-month efficacy as measured by ACR 20 criteria for the active arm with a dosage regimen starting with five weekly loading doses followed by monthly intravenous or IV administration, compared to placebo. The primary endpoint, or therapeutic pre-set goal, for this trial was met by the group of patients who received this mid-level dosing regimen of eculizumab. Patients who received higher or lower doses of eculizumab in the clinical trial, did not achieve the primary endpoint. Our six-month safety data from this clinical trial showed that eculizumab appeared to be safe and well tolerated in this study population. We also completed a 12 month open-label extension study in RA to help us assess long-term safety.

In January 2002, we initiated a Phase IIb multi-center study in RA patients. Over a six-month treatment period, the trial is designed to assess safety and efficacy of eculizumab and to confirm the most effective dose regimen of the drug. The trial consists of approximately 350 patients who are being treated simultaneously with disease-modifying anti-rheumatic drugs. We completed enrollment in January 2003 for this ongoing Phase IIb study with eculizumab. Preliminary results of this study are expected to be reported in the second part of 2003 or early 2004. We are conducting a 12 month open-label extension study of this Phase IIb study to help us assess long-term safety.

Other Autoimmune Diseases

In addition to the above disease programs, we performed Phase I pilot clinical trials with eculizumab in patients afflicted with the chronic autoimmune disorders dermatomyositis, psoriasis, and bullous pemphigoid. Dermatomyositis is an autoimmune disorder in which the immune system attacks the patient’s muscles and skin, which may cause extensive rash and progressive and severe muscle weakness, pain and fatigue. Psoriasis is a life-long autoimmune disorder in which the immune system attacks the patient’s skin, which may cause red, painful and disfiguring scaling in the affected areas. Bullous pemphigoid is an autoimmune disorder in which the immune system attacks the patient’s skin, which may cause extensive and striking blistering.

Clinical Trials—Other Autoimmune Diseases

In December 2001, we completed a Phase I pilot safety trial in dermatomyositis patients with eculizumab. Eculizumab treatment for two months appeared to be safe and well tolerated and associated with an improvement in skin rash in this 13 patient population. There were few adverse events noted, with most common adverse effects being skin rash and headache. Adverse events appeared comparable in placebo and drug populations. In this pilot Phase I trial, exploratory clinical measurements included clinical and laboratory assessments of skin rash and muscle strength. There were consistent trends in improvements with drug administration in subjective and objective measures of skin rash during the two-month trial. While there was little baseline skin inflammation in the placebo group, a majority of drug-treated patients who completed the trial experienced an improvement of 50% or more in their skin rash score. We reviewed the clinical data with the FDA and considered whether to initiate a Phase II clinical study for eculizumab in this disease. We have elected not to pursue this program further at this time to more efficiently focus resources on other on-going eculizumab development programs. In October 2000, we announced that the FDA granted Orphan Drug status for development of eculizumab for the treatment of patients with dermatomyositis. The Orphan Drug designation would provide us with market exclusivity for eculizumab for this indication for seven years from the drug’s approval date.

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

Antibody Discovery Technology Platform

Combinatorial Human Antibody Library Technologies

In order to expand our pipeline of potential antibody therapeutics, in September 2000, we acquired Prolifaron, Inc., a privately held biopharmaceutical company, through a merger with our newly organized, wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT. AAT possesses extensive research expertise and technologies that we call Combinatorial Human Antibody Library Technologies or CoALT, in the area of creating fully human antibodies from libraries containing billions of human antibody genes.

Our goal, through utilizing AAT, is to develop new fully human therapeutic antibodies addressing multiple disease areas, including autoimmune and inflammatory disorders, cancer and infectious disease. AAT’s technologies involve, in part, the generation of diverse libraries of human antibodies derived from patients’ blood samples, and the screening of these libraries against a wide array of potential drug targets. We believe that these technologies may be optimally suited to the rapid generation of novel, fully human and humanized, therapeutic antibodies directed at validated clinical targets. To date, we have focused on identifying antibodies which may be therapeutically effective in different autoimmune or inflammatory disorders, cancer, and infectious diseases. In addition, we believe that these technologies could permit the pre-clinical validation of new gene targets that are coming out of the international effort to sequence the human genome. We also believe that these technologies might provide new therapeutic antibodies when the libraries are screened against certain of these new gene targets.

Pre-Clinical Programs

Anti-TPO Receptor Antibody

We are developing a rationally designed antibody-based therapeutic for the treatment of chemotherapy-induced thrombocytopenia or abnormal decrease in the number of blood platelets. Our compound employs an antibody structure that incorporates an active peptide genetically inserted into the antibody. The active peptide replaces a region of the antibody that is important for the binding properties of the antibody. These changes modify the binding characteristics such that the new antibody will act to bind to and stimulate the receptor on megakaryocytes, called c-mpl, the natural receptor for the hormone thrombopoetin or TPO. Once stimulated to grow, the megakaryocytes will generate more platelets to replace those lost during treatment with the chemotherapeutic agent. As a result, it is possible that treatment with the TPO receptor agonist antibody could lead to the regeneration of platelets reducing the need for platelet transfusions. This new class of agonist antibody takes advantage of a rational design and selection process proprietary to us through AAT.

Anti-MBL Antibody

We are developing an antibody that blocks complement activation via the Lectin Pathway. This inflammatory pathway is initiated by the binding of a specific protein, known as MBL, to targets on the surface of activated endothelial cells and may represent a major cause of inflammation and heart damage. Under a license agreement with The Brigham and Women’s Hospital, Inc., we received exclusive worldwide rights to novel anti-inflammatory technologies and to associated therapeutic products, including a potent monoclonal antibody against MBL. The anti-MBL approach may have broad therapeutic application in patients suffering from various vascular disorders as well as some chronic inflammatory conditions.

Dendritic Cell Antibodies

We are developing humanized antibodies to newly discovered cell surface proteins, DC-SIGN, found exclusively on human dendritic cells, a type of human immune cell, and a related receptor, L-SIGN. Under the exclusive worldwide license agreement and research alliance with the University Medical Center of Nijmegen, The Netherlands, we received rights related to these molecules and any associated therapeutic product candidates, including already identified monoclonal antibodies. These products are expected to have broad therapeutic application in several clinical settings including, autoimmune disease, inflammation, cancer, infectious disease and transplantation. This alliance broadens our interest in immune system modulation to now also include human dendritic cells.

Dendritic cells have recently come to be appreciated as critical controllers of the immune system. In order for an immune response against foreign antigens to occur, these antigens must be displayed by so-called antigen-

presenting cells. While dendritic cells are an extremely rare immune cell type, they are the most potent of all the antigen presenting cells. Dendritic cells capture antigens in the peripheral tissues, process and display the antigen fragments on their cell surface, and then migrate from the periphery to the T-cell areas of the lymphoid organs. There they attract resting T-cells and present their antigen load, thus activating the T-cells to begin an immune response. This process appears to be controlled in part by the newly identified molecule DC-SIGN.

The CuraGen Corporation Agreement for Target Discovery

We have entered a drug target discovery and validation agreement with CuraGen Corporation, or CuraGen, focused on oncology or the study of tumors and/or cancers. This agreement will enable us and CuraGen to leverage the other’s respective expertise to discover and validate novel biologic and small molecule targets for use in developing pharmaceutical products.

Under the agreement, CuraGen will apply its integrated functional genomic technologies to identify potential drug targets derived from our supplied research materials, and will retain the rights to potential non-antibody protein therapeutics across all disease areas. We will use our CoALT antibody discovery platform, developed by us through AAT, to determine the therapeutic utility of the targets. We will own rights to develop and commercialize all antibody and small molecule therapeutics against drug targets across all disease areas. CuraGen is eligible to receive licensing fees, development milestone payments and sales royalties from pharmaceutical products stemming from this alliance.

Biodefense Program

We have developed proprietary human antibody libraries that are employed to isolate custom human antibodies. In the area of biodefense, the libraries were generated from blood and bone marrow donors who had recently been vaccinated against anthrax, botulism toxin, small pox and other agents of bioterrorism. The CoALT libraries developed by us through AAT use proprietary methods of construction and proprietary vectors and each has a size of approximately 10 billion antibody members. These antibodies generally display very high binding affinity to these toxic agents. We have exploited this technology to generate high binding affinity human antibodies against anthrax toxins. These antibodies have been shown to be capable of neutralizing anthrax toxin in animal models of anthrax toxin exposure. We have been notified that we have been preliminarily awarded a $1.5 million grant by the U.S. Government through the 2004 Defense Appropriations bill in support of this program.

UniGraft Xenotransplantation Technologies Program

We have studied and developed a portfolio of UniGraft anti-rejection technologies designed to permit the therapeutic transplantation of cells from other species, known as xenografts, or xenotransplantation, without rejection.

We were awarded various grants by agencies of the U.S. government to fund specific research projects related to our UniGraft xenotransplantation technologies program. We received approximately $1.9 million from our third award granted in October 1998 from the National Institute of Standards and Technology or NIST under its Advanced Technology Program, a three-year grant supporting product development within our xenotransplantation program and we received approximately $1.8 million from our fourth award granted in November 1999 under the NIST program, a three-year grant supporting product development within our UniGraft program. As of July 31, 2003, we have no additional funding available under these grants.

We concluded that further investment in this program by us did not meet sufficient criteria for continued development with our own resources, as compared to other internal programs; consequently, we have suspended our financial commitment to this program. This termination of our UniGraft program, following our inability to secure a collaboration to share in future funding of this program, resulted in an impairment to our UniGraft manufacturing assets, principally the real estate, building, building improvements and capital lab and farm equipment at our subsidiary, Columbus Farming Corporation, or CFC, resulting in a write down of approximately $2.7 million of those assets. As of July 31, 2003, the carrying value of those assets was approximately $1.2 million after the write down. These assets will continue to be classified as held for use until such time that CFC has the ability to dispose of them. CFC had purchased the assets relating to the UniGraft program in 1999 from our then partner in the xenotransplantation program, U.S. Surgical Corporation, now a division of Tyco Healthcare, or Tyco. The purchase price was paid through the issuance of a $3.9 million note. All of these assets are pledged to secure CFC’s obligations under the note. CFC failed to make the August 2003 interest payment due under the note. Accordingly, CFC and Tyco are in discussions regarding the sale of these assets and the application of the proceeds to CFC’s obligations under the note.

Strategic Alliance with Procter & Gamble

In January 1999, we entered into a collaboration with P&G with respect to the joint development of pexelizumab. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure per the MOU, we and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. Under the MOU, P&G agreed to retain responsibility for future development and commercialization costs outside the U.S. and we will receive royalties on sales to the rest of the world, if any. We are responsible for paying royalties and licensing fees on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not for previously agreed sales milestones and we will generally forego further research and development support payments from P&G.

We agreed to bear the first 50% of projected costs associated with the U.S. Phase III PRIMO-CABG clinical trials and P&G will bear the second 50% of such costs, with a final adjustment to make even the 50% sharing of costs. As of January 31, 2003, we had completed our obligation associated with the first 50% of the projected costs. It is expected that by the end of our first quarter of fiscal year 2004, P&G will complete its obligation with respect to the second 50% of projected costs. With the Phase III PRIMO-CABG trial completion, a final adjustment to make even the 50% sharing costs will occur in fiscal 2004. Reimbursements received from P&G in connection with our services and related personnel and P&G’s 50% cost share are recorded as a reduction of research and development and market research expense.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two Phase II clinical trials in acute myocardial infarction, AMI, or heart attack, patients. We and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs.

P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. If P&G terminates the collaboration, P&G is required to contribute its share of agreed to obligations and costs incurred prior to termination, but may not be required to contribute towards costs incurred after termination. In the event that P&G were to terminate the collaboration, all rights and the exclusive license to our intellectual property related to pexelizumab would revert back to us. The MOU does not contemplate any payments to P&G in the event P&G were to terminate the collaboration; however, P&G might seek to negotiate such a payment or might seek to sublicense its collaboration rights rather than terminate the collaboration. We rely on P&G for the development, manufacture and potential commercialization of pexelizumab. Termination of our agreement by P&G or sublicense of its collaboration rights could cause significant delays in the development, manufacture and potential commercialization of pexelizumab and result in significant additional costs to us.

Manufacturing

We obtain drug product to meet our requirements for clinical studies using both internal and third-party contract manufacturing capabilities. We have a pilot manufacturing plant suitable for the production and purification of certain of our recombinant compounds for clinical studies. We have also secured the production of clinical supplies of certain other recombinant products through third-party manufacturers. In each case, we have contracted product finishing, vial filling, and packaging through third parties.

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

We have executed a large-scale product supply agreement with Lonza Biologics, plc, or Lonza, for the long-term commercial scale manufacture of eculizumab. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon the progress of our clinical development programs’ progress as well as our commercialization plans. Under terms of our agreement for Lonza to manufacture commercial supplies of eculizumab, we could owe penalties for failure to purchase a minimum manufacturing capacity volume or if we terminate the agreement prior to its expiration. If we terminate the agreement, we could be required to pay for unused contracted or scheduled manufacturing capacity usage for up to 18 months following termination, or at our election we may make a termination payment of up to $25 million, less partial return of the unused portion of any prepaid manufacturing costs. These obligations, commitments and supporting arrangements, which represent payments based on our current operating forecast, are subject to change.

Sales and Marketing

We currently have established core marketing capabilities and have plans to establish sales and distribution capabilities at an appropriate time triggered by milestone events. We will need to continue developing or contract these capabilities to commercialize successfully any of our drug candidates. We may promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces. Under our revised collaboration agreement, P&G is obligated to sell, market and distribute pexelizumab for all approved indications outside the U.S. We share with P&G co-marketing and co-promotion rights for pexelizumab in the U.S. For other future drug products, as well as for pexelizumab in the U.S., we may elect to establish our own specialized sales force and marketing organization to market our products.

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

We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have licensed several additional U.S. and international patents and patent applications. As of July 31, 2003, 21 of our owned and licensed patents and patent applications relate to technologies or products in the C5 Inhibitor program, 10 relate to other technologies, 34 relate to the UniGraft program, 33 relate to the recombinant human antibody program and 1 relates to our high throughput compound screening program. We will owe royalties and other fees to the licensors of some of those patents and patent applications in connection with any future commercial manufacture and sale of our product candidates, including pexelizumab and eculizumab.

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

We are aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single-chain antibodies, recombinant human antibodies, recombinant human single-chain antibodies, and genetically engineered animals. Many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies, and other products are tissues from animals. We have received notices from the owners of some of these patents in which the owners claim that some of these patents may be relevant to the development and commercialization of some of our drug candidates, including pexelizumab and eculizumab. With respect to certain of these patents which we believe are relevant for the expeditious development and commercialization of certain of our products as currently contemplated, we have acquired licenses. With regard to certain other patents, we have either determined in our judgment that the patents are invalid, that our products do not infringe the patents, or that we can license such patents on commercially reasonable terms, or we have identified and are testing various approaches which we believe should not infringe the patents and which should permit commercialization of our products. If our judgment is incorrect, and we are unable to acquire a license to a necessary patent on commercially reasonable terms, our ability to commercialize our products could be prevented.

It is our policy to require our employees, consultants, members of our scientific advisory board, and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Government Regulation

The pre-clinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our proposed products are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We believe that our currently anticipated products will be regulated by the FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing in the U.S. generally include:

(1) pre-clinical laboratory tests and animal tests;

(2) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

(3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

(4) the submission to the FDA of a biologics license application or BLA; and

(5) FDA review of such application.

The testing and approval process requires substantial time, effort and financial resources, and cannot assure you that any approval will be granted on a timely basis or at all.

Pre-clinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an Investigational New Drug Application, or IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the conduct of the trials as outlined in the IND. In such latter case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators. Each clinical study at each clinical site must be reviewed and approved by an independent institutional review board, prior to the recruitment of subjects.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug within the same phase of development in similar or differing patient populations. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmaco-dynamics and pharmaco-kinetics.

Phase II usually involves studies in a limited patient population to:

•	evaluate preliminarily the efficacy of the drug for specific, targeted indications;

•	determine dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

Phase III trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of result from later trials. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the pre-clinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices, or cGMP, compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. Post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. FDA approval of any application may include many delays or never be granted. Moreover, if a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed. To market for other indicated uses, or to make certain manufacturing or other changes, requires FDA review and approval. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Finally, new government requirements may be established that could delay or prevent regulatory approval of our products under development. After the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product continues to be subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must continue to conform to cGMP requirements after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to spend time, monies, and effort to maintain cGMP compliance.

For clinical investigation and marketing outside the U.S., we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above as well as country-specific regulations.

Recent Developments

Default under Tyco Healthcare Note

In February 1999, our wholly owned subsidiary Columbus Farming Corporation, or CFC, purchased substantially all of the assets of the xenotransplantation program, including principally, land, buildings and laboratory equipment, from our then partner in the program, U.S. Surgical Corporation, now a division of Tyco Healthcare, or Tyco. The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. In August 2003, CFC was unable to make a scheduled quarterly interest payment under the note. The principal balance under the note is stated to be due in May 2005, but will be classified as a current liability when the note is deemed in default since CFC was unable to make the quarterly interest payment due to Tyco. The xenotransplantation manufacturing assets of CFC that were purchased from U.S. Surgical, including the real estate, are pledged as security for this note.

We have notified Tyco that CFC operations have been suspended and that CFC is seeking to liquidate itself to fulfill its debt obligation as best as possible. CFC has further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note, and was unable to make the quarterly interest payment due to Tyco in August 2003. CFC has had discussions with Tyco regarding the sale of the CFC assets and application of the proceeds to CFC’s obligations under the note, as well as with regard to satisfaction of the note generally. The event of default under the note requires the note to be classified as a current liability at the time of default. If CFC’s assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million, are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC.

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

We compete with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biotechnology companies have focused their developmental efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us; in some instances these products have already entered clinical trials or are already being marketed. Other companies are engaged in research and development based on complement proteins.

Each of Abbott Laboratories, Adprotech Ltd., Avant Immunotherapeutics, Inc, Baxter International Inc., Millennium Pharmaceuticals, Inc., Neurogen Corporation, Tanox, Inc., and Xoma Inc. has publicly announced intentions to develop complement inhibitors to treat diseases related to trauma, inflammation or certain brain or nervous system disorders. Avant has concluded limited clinical trials for a proposed complement inhibitor to treat acute respiratory distress syndrome, myocardial infarction, lung transplantation, and in infants and adults undergoing heart and/or lung bypass procedures. Neurogen has also announced a human study for a proposed complement inhibitor to treat rheumatoid arthritis. We are aware that GlaxoSmithKline plc, Merck & Co and Pfizer, Inc. are also attempting to develop complement inhibitor therapies. We believe that our potential C5 Inhibitors differ substantially from those of our competitors due to our compounds’ demonstrated ability to specifically intervene in the complement cascade at what we believe to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

We further believe that, under conditions of inflammation, a complement inhibitor compound which only indirectly addresses the harmful activity of complement may be bypassed by pathologic mechanisms present in the inflamed tissue. Each of Amgen Inc. (which acquired Immunex Corp.), Bayer AG, Pharmacia & Upjohn Inc. (acquired by Pfizer, Inc.) and Rhone-Poulenc SA (merged to form Aventis S.A.) sells a product which is used clinically to reduce surgical bleeding during CPB, but has little beneficial effect on other significant inflammatory morbidities associated with CPB. We believe that each of these drugs does not significantly prevent complement activation and subsequent inflammation that lead to organ damage and blood loss during CPB, but instead each drug attempts to reduce blood loss by shifting the normal blood thinning/blood clotting balance in the blood towards enhanced blood clotting. Additionally, Aventis has conducted clinical trials aimed at reducing heart damage in patients undergoing CPB with a drug called Cariporide that blocks ion transport but failed to achieve key endpoints. Aventis has publicly announced termination of their program in CABG-CPB.

Each of Cambridge Antibody Technology plc, Dyax Corporation, and MorphoSys AG has publicly announced intentions to develop therapeutic genetically altered human antibodies from libraries of human antibody genes. Additionally, each of Abgenix, Inc. and Medarex, Inc. have publicly announced intentions to develop therapeutic genetically altered human antibodies from mice that have been bred to include some human antibody genes.

Employees

As of October 1, 2003, we had 191 full-time employees, of which 154 were engaged in research, development, manufacturing, and clinical development, and 37 in administration, commercial and business development and finance. Doctorates are held by 50 of our employees. Each of our employees has signed a confidentiality agreement. We regard the relationships with our employees as satisfactory.

Item 2.    Properties.

Facilities

We lease our headquarters and research and development facilities in Cheshire, Connecticut, where we relocated in November 2000. The lease has an initial term of ten years and six months, expiring in December 2010. At this site, we lease a total of approximately 89,000 square feet of space, which includes approximately 69,000 square feet related to research and laboratories. We have made initial leasehold improvements aggregating approximately $7.4 million. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut encompassing approximately 33,000 square feet of labs and offices. The lease for our facility in New Haven has an initial term of approximately 5 years, ending October 2007 with three renewal options to extend of one year each. We believe our research and development facilities and our pilot manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going current clinical activities. Alexion Antibody Technologies, Inc. leases approximately 25,000 square feet of labs, office and unimproved storage space in San Diego, California. The lease has an initial term of ten years, expiring in August 2012.

In addition, our subsidiary, Columbus Farming Corporation or CFC, retains real estate consisting of farmland and buildings used in the development and manufacture of Xenotransplantation or UniGraft cells and tissues. We have terminated the UniGraft program in order to focus our resources on our other discovery targets and development programs. CFC’s real estate secures a $3.9 million note payable by CFC to Tyco Healthcare. We expect that the CFC real estate will be sold, with proceeds paid to Tyco Healthcare. See “Recent Developments.”

Item 3.    Legal Proceedings.

We are not a party to any material legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

The executive officers and key employees of the Company and their respective ages and positions with the Company as of October 1, 2003 were as follows:

Name	Age	Position with Alexion
*Leonard Bell, M.D	45	Chief Executive Officer, Secretary, Treasurer, Director
*David W. Keiser	52	President and Chief Operating Officer, Director
*Stephen P. Squinto, Ph.D	47	Executive Vice President and Head of Research
*Katherine S. Bowdish, Ph.D.	46	Senior Vice President, Antibody Discovery, and President, Alexion Antibody Technologies
*Scott A. Rollins, Ph.D	40	Senior Vice President, Drug Development and Project Management
Samuel S. Chu, Ph.D	53	Vice President, Manufacturing and Process Sciences
*Thomas I.H. Dubin, J.D.	41	Vice President and General Counsel
Paul W. Finnegan, M.D., M.B.A	43	Vice President, Commercial Operations and Development
*Barry P. Luke	45	Vice President, Finance and Administration, Assistant Secretary
*Christopher F. Mojcik, M.D., Ph.D	43	Vice President, Clinical Development
*Nancy C. Motola, Ph.D	50	Vice President, Regulatory and Quality
Russell P. Rother, Ph.D	42	Vice President, Discovery Research
Daniel N. Caron	40	Senior Director, Operations and Engineering

*	These employees are officers for purposes of Section 16 of the Securities Exchange Act of 1934.

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

Samuel S. Chu, Ph.D. has been Vice President, Manufacturing and Process Sciences since September 2000. Before joining Alexion Dr. Chu was Director of the Biotech Development and Pilot Plant, Bio-Chemistry Division operations at Bristol-Myers Squibb Company from 1993 to 2000. From 1990 to 1993, Dr. Chu was an Associate Director of Product Development and Scale-up at Lederle-Praxis Biologicals, a division of American Cyanamid. From 1985 to 1990 Dr. Chu was the Associate Director of Product Development and Scale-up at Praxis Biologics. Dr. Chu received his B.S. from National Chung-Hsing University, M.S. from Illinois Institute of Technology, and Ph.D. degree from the University of Toronto.

Thomas I.H. Dubin, J.D. has been Vice President and General Counsel since January 2001. From February 1999 to September 2000 he served as Vice President, General Counsel and Secretary for ChiRex Inc., a NASDAQ-traded international corporation providing advanced process development services and specialty manufacturing to the pharmaceutical industry, which in September 2000 was acquired by and merged into Rhodia. From 1992 to 1999, Mr. Dubin held various positions with Warner-Lambert Company, including Assistant General Counsel, Pharmaceuticals. Prior to his tenure with Warner-Lambert, Mr. Dubin was a corporate attorney for five years with Cravath, Swaine & Moore in New York. Mr. Dubin received his J.D. from New York University and his B.A., cum laude, from Amherst College.

Paul W. Finnegan, M.D., M.B.A. has been Vice President, Commercial Operations and Development since February 2002, responsible for marketing, sales, business development, external relations, pharmaco-economics, strategic planning and corporate development. He joined Alexion in April 2001 as Executive Director of Commercial Operations. From 1999 to 2000, Dr. Finnegan was Senior Director, Global Medical Marketing at Pharmacia Corporation, formerly Searle. He joined Searle, a Monsanto company, as Director, Global Medical Marketing in 1998. At Searle, he was responsible for various pre-launch and launch initiatives in Japan, Asia-Pacific, Latin America and Canada for all therapeutic areas as well as contributing to the scale up of international operations and partnership management. From 1993 to 1997, Dr. Finnegan was Director and Partner of Toronto East General & Orthopaedic Radiology Associates, LLC. Dr. Finnegan earned his M.B.A. with Honors, in Finance and Strategy, from the University of Chicago, Graduate School of Business. He also holds the degree of M.D., C.M. from McGill University in Montreal and is a Fellow of the Royal College of Physicians, Canada.

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

Daniel N. Caron has been Senior Director, Operations and Engineering since 1998. After joining the Company in 1992, Mr. Caron was Operations Manager from 1992 to 1993, Senior Operations Manager from 1993 to 1996, and Director of Operations from 1996 to 1998. Mr. Caron has been responsible for managing the engineering, build-out, validation and operations of all of the Company’s research, manufacturing, and administrative facilities. Prior to 1992, Mr. Caron was a research scientist at Imclone Systems, Inc., a biopharmaceutical firm. Mr. Caron received his B.A. in Biology from Adelphi University and M.S. in Biomedical Engineering from Polytechnic University of New York.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is quoted on The Nasdaq National Market under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated since August 1, 2001.

Fiscal 2002	High	Low
First Quarter (August 1, 2001 to October 31, 2001)	$20.05	$14.01
Second Quarter (November 1, 2001 to January 31, 2002)	$25.00	$16.74
Third Quarter (February 1, 2002 to April 30, 2002)	$26.69	$17.30
Fourth Quarter (May 1, 2002 to July 31, 2002)	$18.24	$10.66

Fiscal 2003	High	Low
First Quarter (August 1, 2002 to October 31, 2002)	$15.64	$9.05
Second Quarter (November 1, 2002 to January 31, 2003)	$17.98	$9.50
Third Quarter (February 1, 2003 to April 30, 2003)	$15.06	$10.00
Fourth Quarter (May 1, 2003 to July 31, 2003)	$20.15	$12.80

As of October 23, 2003, we had 136 stockholders of record of our common stock and an estimated 4,000 beneficial owners. The closing sale price of our common stock on October 23, 2003 was $17.39 per share.

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

In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discount, fees and other expenses of approximately $2.9 million related to the transaction. We expect to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

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

Item 6.    Selected Consolidated Financial Data.

	Fiscal Year Ended July 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Contract research revenues	$877	$6,536	$11,805	$21,441	$18,754

Operating expenses:
Research and development	71,042	60,005	38,871	40,187	23,710
General and administrative	10,621	7,993	7,135	4,175	2,953
Impairment of fixed assets ts	2,560	—	—	—	—
In-process research and development (IPRD)	—	—	21,000	—	—
Amortization of goodwill (GW)	—	—	2,901	—	—

Total operating expenses	84,223	67,998	69,907	44,362	26,663

Operating loss	(83,346)	(61,462)	(58,102)	(22,921)	(7,909)
Other income (expense), net	(1,885)	4,220	10,177	2,694	1,514
State tax benefit, net	764	700	—	—	—

Loss before cumulative effect of SAB 101	(84,467)	(56,542)	(47,925)	(20,227)	(6,395)
Cumulative effect of adoption of SAB 101	—	—	(9,118)	—	—

Net loss	$(84,467)	$(56,542)	$(57,043)	$(20,227)	$(6,395)

Basic and diluted net loss per common share	$(4.64)	$(3.12)	$(3.28)	$(1.45)	$(0.57)

Shares used in computing net loss per common share	18,209	18,146	17,371	13,914	11,265

	As of July 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$215,410	$308,584	$355,274	$174,529	$28,328
Total current assets	219,760	310,784	362,747	180,080	35,662
Total assets	266,077	354,069	400,259	192,702	44,374
Notes payable, less current portion	3,920	3,920	3,920	3,920	4,383
Convertible subordinated notes	120,000	120,000	120,000	120,000	—
Total stockholders’ equity	120,286	205,478	260,408	61,604	33,301

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Important Factors Regarding Forward-Looking Statements” attached hereto as Exhibit 99.1.

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

Our two lead product candidates are therapeutic antibodies that address specific diseases that arise when the human immune system produces inflammation in the human body. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body’s immune system against the target, block activities of the target or stimulate activities of the target. We are currently examining our two lead antibody product candidates in a variety of clinical development programs. We are developing pexelizumab in collaboration with Procter & Gamble Pharmaceuticals, or P&G, and rely on P&G for the timely development and potential commercialization of pexelizumab

To date, we have not received any revenues from the sale of products. We have incurred operating losses since our inception. As of July 31, 2003, we had an accumulated deficit of approximately $265 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing, pre-commercialization activities, developing a sales and marketing force, and increasing administrative personnel and professional services to support growth of our operations, and we may need to obtain additional financing to cover these costs.

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

Critical Accounting Policies and the Use of Estimates

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

Goodwill—At July 31, 2003, we carried $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron (see Financial Note No.3 ), representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

Long-lived assets and prepaid manufacturing costs—We evaluate the recoverability of our long-lived assets and prepaid manufacturing costs based upon planned usage and projected cash flows. These plans are subject to periodic revisions dependent on the success of our research and development programs and product candidate development. Accordingly, impairment charges may periodically occur if these revisions result in a change in planned asset use or cash flow generation. We record cash advances paid to secure future long term manufacturing production at third-party contract manufacturers as prepaid manufacturing costs. These costs will be amortized over the period of manufacturing production. These cash advances are subject to a refund, if the manufacturing facility is unavailable as scheduled or forfeiture if we terminate the scheduled manufacturing production pursuant to contractual terms. We currently anticipate that we will proceed with production under the contract.

Results of Operations

Fiscal Years Ended July 31, 2003, 2002, and 2001

We earned contract research revenues of $0.9 million, $6.5 million, and $11.8 million for the fiscal years ended July 31, 2003, 2002, and 2001, respectively. The decrease in revenues in fiscal year 2003 as compared to fiscal year 2002 was principally due to decreased research payments from Procter & Gamble Pharmaceuticals, or P&G, resulting from our December 2001 agreement per a binding memorandum of understanding, or MOU, to revise our 1999 collaboration agreement with P&G. The decrease in revenues in fiscal year 2002 as compared to 2001 was primarily due to decreased research payments from P&G, resulting from our revised 1999 collaboration agreement and the completion of the Phase II pexelizumab CPB study.

During fiscal year 2003, we incurred research and development expenses of $71.0 million. For fiscal years 2002 and 2001, we incurred research and development expenses of $60.0 million and $38.9 million, respectively. The increase in research and development expenses for fiscal year 2003 as compared to 2002 was due to greater clinical trial costs while sustaining greater manufacturing costs for our two lead product candidates – pexelizumab and eculizumab. Our agreement with P&G to bear the first 50% of the Phase III pexelizumab PRIMO-CABG trial costs, along with our concurrent clinical trials with eculizumab in PNH, rheumatoid arthritis, and membranous nephritis patients, resulted in higher clinical trial costs in fiscal 2003 as compared to 2002, although we had completed in January 2003 our obligations associated with incurring the first 50% of the projected PRIMO-CABG trial costs. The increase in research and development expenses for fiscal year 2002 as compared to 2001 was attributable to higher clinical trial costs associated primarily with the Phase III pexelizumab PRIMO-CABG trial (enrollment began in January 2002) as a result of the revised collaboration agreement with P&G which required us to share in the pexelizumab development costs and greater clinical manufacturing costs associated with our two lead product candidates. We expect that subject to the outcome of discussions regarding potential further clinical development requirements for pexelizumab, our overall research and development expenses in fiscal 2004 will decrease due to lower clinical trial study costs resulting from the Phase III PRIMO-CABG clinical trial completion. This however will be offset by increased manufacturing development, scale-up and manufacturing activities costs associated with our two lead C5 inhibitor candidates, pexelizumab and eculizumab. However, clinical and manufacturing activities costs are highly dependent upon the initiation, performance and enrollment of clinical trials.

Our general and administrative expenses were $10.6 million, $8.0 million and $7.1 million for fiscal years 2003, 2002, and 2001, respectively. The increase in general and administrative expenses in fiscal year 2003 as compared to 2002 was principally due to increased costs associated with our pre-marketing and business development activities and increased personnel and professional services to support growth of our operations. The increase in general and administrative expenses in fiscal year 2002 as compared to 2001 was principally due to higher payroll related costs. We expect our general and administrative expenses to increase with our pre-marketing and business development activities and increased personnel to support growth of our operations.

We concluded that further investment in the UniGraft program by us did not meet sufficient criteria for continued development with our own resources, as compared to other internal programs; consequently, we have suspended our financial commitment to this program. This termination of our UniGraft program, following our inability to secure a collaboration to share in future funding of this program, resulted in an impairment to our UniGraft manufacturing assets, principally the real estate, building, building improvements and capital lab and farm equipment at our subsidiary, Columbus Farming Corporation, or CFC, resulting in a write down of approximately $2.7 million of those assets. As of July 31, 2003, the carrying value of those assets was approximately $1.2 million after the write down. These assets will continue to be classified as held for use until such time that we have the ability to dispose of them. CFC had purchased the assets relating to the UniGraft program in 1999 from our then partner in the xenotransplantation program, U.S. Surgical Corporation, now a division of Tyco Healthcare, or Tyco. The purchase price was paid through the issuance of a $3.9 million note. All of these assets are pledged to secure CFC’s obligations under the note. CFC failed to make the August 2003 interest payment due under the note. Accordingly, CFC and Tyco are in discussions regarding the sale of these assets and the application of the proceeds to CFC’s obligations under the note.

The acquisition of Prolifaron in fiscal 2001 resulted in a one-time, non-cash charge of $21 million allocated to in-process research and development projects. In addition, we recognized approximately $23 million of the purchase price as goodwill which was being amortized over the seven years following purchase. The amortization of this goodwill resulted in a charge of $2.90 million in the twelve months ended July 31, 2001. Effective August 1, 2001, our adoption of SFAS No. 142 caused the amortization of goodwill to cease.

Total operating expenses were $84.2 million, $68.0 million, and $69.9 million for fiscal years 2003, 2002, and 2001, respectfully. Total operating expenses in the twelve months ended July 31, 2001 included the one-time non-cash in-process research and development charge and the non-cash amortization of goodwill related to the acquisition of Prolifaron.

Other income (expense), net, was an expense of $(1.9 million) in fiscal year 2003 and income of $4.2 million and $10.2 million for fiscal years 2002, and 2001, respectively, and represents interest expense offset by investment income. The other expense, net, in fiscal year 2003 as compared to 2002 was due to interest expense offset by lower investment income from lower market interest rates and lower cash balances. The decrease in fiscal year 2002, other income, net, as compared to 2001 was due to decreased investment income from lower cash balances and lower market interest rates. A state tax benefit of $0.8 million and $0.7 million was recognized in each of fiscal year 2003 and 2002 resulting from our exchange of our fiscal 2003, 2002 and 2001 incremental research and development tax credits.

During fiscal year 2001, we recorded a $9.1 million non-cash charge that is related to the cumulative effect of a change in accounting principle per the adoption of Staff Accounting Bulletin No. 101 or SAB 101. We adopted SAB 101 in fiscal year 2001 and therefore changed our revenue recognition policy for up front non-refundable payments from immediate recognition to deferral of the revenue with the up front fee amortized into revenue over the life of the agreement. We recognized the non-cash cumulative effect adjustment of $9.1 million as of August 1, 2000. Included in each of fiscal years 2003, 2002 and 2001 were contract revenues of $0.6 million related to the SAB 101 amortization of the up front, non-refundable payment over the life of the agreement.

As a result of the above factors, we incurred net losses of $84.5 million, $56.5 million, and $57.0 million or $4.64, $3.12, and $3.28 basic and diluted net loss per share for fiscal years ended July 31, 2003, 2002, and 2001, respectively. Shown below are our statements of operations for fiscal years ended 2003, 2002, and 2001.

The following table displays the results of our operations relative to our 2001 results.

	Twelve months ended July 31,
	2003	2002	2001
	($ in thousands, except per share data)

Contract Research Revenues	$877	$6,536	$11,805

Operating Expenses:
Research and development	71,042	60,005	38,871
General and administrative	10,621	7,993	7,135
Impairment of fixed assets	2,560	—	—
In-process research development (IPRD)	—	—	21,000
Amortization of goodwill (GW)	—	—	2,901

Total operating expenses	84,223	67,998	69,907

Operating loss	(83,346)	(61,462)	(58,102)
Other income (expense), net	(1,885)	4,220	10,177
State tax benefit, net	764	700	—

Loss before cumulative effect of SAB 101	(84,467)	(56,542)	(47,925)
Cumulative effect of adoption of SAB 101	—	—	(9,118)

Net loss	$(84,467)	$(56,542)	$(57,043)

Basic and diluted net loss per share	$(4.64)	$(3.12)	$(3.28)

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

As of July 31, 2003, our cash, cash equivalents, and marketable securities totaled $215.4 million compared to $308.6 million as of July 31, 2002. At July 31, 2003, our cash and cash equivalents consisted of $24.8 million that we hold in short-term highly liquid investments with original maturities of less than three months. The decrease in cash, cash equivalents and marketable securities as compared to July 31, 2002 was due to the use of funds to fund our operations, including prepaid manufacturing costs to reserve commercial manufacturing capacity, and capital equipment investments. During the year ended July 31, 2003, we invested $3.1 million in property, plant and equipment to support our research and development efforts. We anticipate our research and development expense will increase generally for the foreseeable future to support our clinical and manufacturing development of our product candidates. We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months. This should also provide us adequate funding for the clinical testing of our C5 Inhibitor product candidates and support our broad research and development of our additional product candidates.

Our contractual obligations include our $120 million of convertible subordinated notes due March 2007, our annual payments of approximately $2.2 million for operating leases, principally for facilities and equipment, and, an open letter of credit of $200,000 which serves as a security deposit on our facility in Cheshire, Connecticut. In addition, CFC is the payer under a $3.9 million note.

Our commercial commitments consist of cancelable research and development, clinical development and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon our clinical development programs’ progress as well as our commercialization plans. Under the terms of our agreement for Lonza Biologics plc, or Lonza, to manufacture commercial supplies of eculizumab, we could owe penalties for failure to purchase a minimum manufacturing capacity volume or if we terminate the agreement prior to its expiration. If we terminate the agreement, we could be required to pay for unused contracted or scheduled manufacturing capacity usage for up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of any unused portion of prepaid manufacturing costs. These obligations, commitments and supporting arrangements represent payments based on current operating forecast, which are subject to change. Further, under terms of our Memorandum of Understanding with Procter & Gamble Pharmaceuticals, we may be obligated to reimburse P&G 50% of cancellation costs under P&G’s third-party pexelizumab manufacturing contract. Our portion of those cancellation costs could amount up to $9.8 million.

Additional payments, aggregating up to $49 million, would be required if we elect to continue development under our current pre-clinical development programs and specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next three years.

The following table summarizes our contractual obligations and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include the aforementioned milestones and assume non-termination of agreements ($            amounts in millions):

	2004	2005		2006	2007	2008	2009 and thereafter
Contractual obligations:
Subordinated convertible notes	$—	$—		$—	$120.0	$—	$—
Note payable	—	3.9	(a)	—	—	—	—
Operating leases	2.2	2.3		2.4	2.5	2.1	6.1

Total contractual obligations	$2.2	$6.2		$2.4	$122.5	$2.1	$6.1

Commercial commitments:
Clinical and manufacturing development	$15.7	$25.6		$23.4	$23.7	$24.1	$—
Licenses	0.4	0.4		0.5	0.6	0.8	—
Research and development	0.3	0.1		—	—	—	—

Total commercial commitments	$16.4	$26.1		$23.9	$24.3	$24.9	$—

(a)	In August, 2003 the Note Payable will be classified as a current liability based upon the default in August, 2003 (see discussion below).

In February 1999, our wholly owned subsidiary Columbus Farming Corporation, or CFC, purchased substantially all of the assets of the xenotransplantation program, including principally, land, buildings and laboratory equipment, from our then partner in the program, U.S. Surgical Corporation, now a division of Tyco Healthcare, or Tyco. The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. In August 2003, CFC was unable to make a scheduled quarterly interest payment under the note. The principal balance under the note is stated to be due in May 2005, but will be classified as a current liability when the note is deemed in default since CFC was unable to make the quarterly interest payment due to Tyco. The xenotransplantation manufacturing assets of CFC that were purchased from U.S. Surgical, including the real estate, are pledged as security for this note.

We have notified Tyco that CFC operations have been suspended and that CFC is seeking to liquidate itself to fulfill its debt obligation as best as possible. CFC has further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note, and was unable to make the quarterly interest payment due to Tyco in August 2003. CFC has had discussions with Tyco regarding the sale of the CFC assets and application of the proceeds to CFC’s obligations under the note, as well as with regard to satisfaction of the note generally. The event of default under the note requires the note to be classified as a current liability at the time of default. If CFC’s assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million, are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC.

We lease our headquarters and research and development facility in Cheshire, Connecticut that we relocated to in November 2000. The lease has an initial term of ten years and six months, expiring in December 2010. At this site, we lease a total of 89,000 square feet of space, which includes approximately 69,000 square feet related to research and laboratories. We have incurred initial leasehold improvements aggregating approximately $7.4 million. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut and encompasses approximately 33,000 square feet of labs and offices. The lease in New Haven has an initial term of approximately 5 years, ending in October 2007 with three options to extend of one year each. We believe our research and development facilities and our pilot manufacturing facility, together with third party manufacturing facilities, will be adequate for our current ongoing activities. Alexion Antibody Technologies, Inc., our wholly-owned subsidiary, leases approximately 25,000 square feet of labs, office space and unimproved storage in San Diego, California. The lease has a term of ten years, expiring in August 2012.

In January 1999, we entered into a collaboration with P&G with respect to the joint development of pexelizumab. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure per the MOU, we and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for paying royalties and licensing fees on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not for previously agreed sales milestones and we will generally forego further research and development support payments from P&G.

We agreed to bear the first 50% of projected costs associated with the U.S. Phase III PRIMO-CABG clinical trials and P&G will bear the second 50% of such costs, with a final adjustment to make even the 50% sharing of costs. As of January 31, 2003, we had completed our obligation associated with the first 50% of the projected costs. It is expected that by the end of our first fiscal quarter of fiscal year 2004, P&G will complete its obligation with respect to the second 50% of projected costs. With the Phase III PRIMO-CABG completion, a final adjustment to make even the 50% sharing costs will occur in fiscal 2004. Reimbursements received from P&G in connection with Alexion services and related personnel and P&G’s 50% cost share are recorded as a reduction of research and development and market research expense.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two Phase II clinical trials in acute myocardial infarction, AMI, or heart attack, patients. We and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs. P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. If P&G terminates the collaboration, P&G is required to contribute its share of agreed to obligations and costs incurred prior to termination, but may not be required to contribute towards costs incurred after termination. In the event that P&G were to terminate the collaboration, under the MOU, all rights and the exclusive license to our intellectual property related to pexelizumab would revert back to us. The MOU does not contemplate any payments to P&G in the event P&G were to terminate the collaboration; however, P&G might seek to negotiate such a payment or might seek to sublicense its MOU rights, rather than terminate the collaboration. We rely heavily on P&G for the development, manufacture and potential commercialization of pexelizumab. Termination of our agreement by P&G or sublicense of its collaboration rights could cause significant delays in the development, manufacture and potential commercialization of pexelizumab and result in substantial additional cost to us.

For tax reporting purposes, as of July 31, 2003, we had approximately $245.6 million of federal net operating loss carryforwards, which expire through 2022 (of which approximately $18.2 million resulted from the exercise of nonqualified stock options) and $9.5 million of tax credit carryforwards, which expire commencing in fiscal 2008. Provisions of the Tax Reform Act of 1986 may limit our ability to utilize net operating loss and tax credit carryforwards in any given year if certain events occur, including a provision relating to cumulative changes in ownership interests in excess of 50% over a three-year period. We believe that we have triggered these limitation provisions.

In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discount, fees and other expenses of approximately $2.9 million related to the transaction. We expect to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

Recently issued accounting standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this new standard did not have a material impact on either our operating results or financial position.

In November 2002, the EITF issued abstract No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF No. 00-21 will be material to our operating results or financial position.

In November 2002, the FASB issued FASB Interpretations No. (“FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a material impact on either our operating results or financial position. We have complied with the disclosure provisions of FIN 45.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will be material to our operating results or financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the conservative nature of our short-term investments and investments policy we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

Our “available-for-sale” marketable securities are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these financial instruments due to the difference between the market interest rate and the rate at the date of purchase of the financial instrument. A 10% decrease in year-end market interest rates would result in no material impact on the net fair value of such interest-sensitive financial instruments.

A 10% increase or decrease in market interest rates on our 5.75% Subordinated Convertible Notes would result in no material impact on our notes.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data of the Company required in this item are set forth at the pages indicated in Item 14(a)(1).

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

The Board of Directors, based upon a recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen” or “AA”) as our independent public accountants on May 31, 2002. We engaged PricewaterhouseCoopers LLP as our independent auditors to audit our consolidated financial statements for the year ended July 31, 2002. PricewaterhouseCoopers commenced its engagement on May 31, 2002 with the review of our financial statements for the fiscal third quarter ended April 30, 2002.

Arthur Andersen’s reports on our consolidated financial statements for each of the years ended July 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended July 31, 2001 and 2000 and through May 31, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused it to make reference to the subject matter in connection with its report on our consolidated financial statements for such years; and during such periods there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Arthur Andersen submitted a letter, dated May 31, 2002, stating its agreement with our statements filed on Form 8-K dated May 31, 2002 related to our change in public accountants.

During the two most recent fiscal years ended July 31, 2001 and 2000 and through May 31, 2002, we did not consult with PricewaterhouseCoopers LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor was oral advice provided that PricewaterhouseCoopers LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures.

We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and President, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the President concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us and required to be included in the reports we file under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to the Chief Executive Officer and President, or other persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item	10. Directors, Executive Officers and Key Employees.

Set forth below is certain information regarding our executive officers, directors and key employees:

Name	Age	Position with Alexion
Max Link, Ph.D.(1)(2)(3)	63	Chairman of the Board of Directors
Leonard Bell, M.D.(4)	45	Chief Executive Officer, Secretary, Treasurer, Director
David W. Keiser(4)	52	President and Chief Operating Officer, Director
Stephen P. Squinto, Ph.D.(4)	47	Executive Vice President and Head of Research
Katherine S. Bowdish, Ph.D.(4)	46	Senior Vice President, Antibody Discovery, and President, Alexion Antibody Technologies
Scott A. Rollins, Ph.D.(4)	40	Senior Vice President, Drug Development and Project Management
Samuel S. Chu, Ph.D.	53	Vice President, Manufacturing and Process Sciences
Thomas I.H. Dubin, J.D.(4)	41	Vice President and General Counsel
Paul W. Finnegan M.D., M.B.A.	43	Vice President, Commercial Operations and Development
Barry P. Luke(4)	45	Vice President, Finance and Administration, Assistant Secretary
Christopher F. Mojcik, M.D., Ph.D.(4)	43	Vice President, Clinical Development
Nancy Motola, Ph.D.(4)	50	Vice President, Regulatory and Quality
Russell P. Rother, Ph.D.	42	Vice President, Discovery Research
Daniel N. Caron	40	Senior Director, Operations and Engineering
Jerry T. Jackson(1)(2)(3)	62	Director
Joseph A. Madri, Ph.D., M.D.	57	Director
R. Douglas Norby(1)(3)	68	Director
Alvin S. Parven(2)(3)	63	Director

(1)	Member of our Audit Committee of the Board of Directors.
(2)	Member of our Compensation Committee of the Board of Directors.
(3)	Member of our Nominating and Governance Committee of the Board of Directors.
(4)	Officer, for purposes of Section 16 of the Securities Exchange Act of 1934.

Each director will hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of the board of directors. Dr. Bell, Mr. Keiser, Dr. Squinto and Dr. Bowdish are each a party to an employment agreement with us.

Biographical details of the following persons are incorporated by reference herein to the section of this Report in Part I under the header entitled “EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY”: Leonard Bell, M.D., David W. Keiser, Stephen P. Squinto, Ph.D., Katherine S. Bowdish, Ph.D., Scott A. Rollins, Ph.D., Samuel S. Chu, Ph.D., Thomas I.H. Dubin, J.D. Paul W. Finnegan, M.D., M.B.A., Barry P. Luke, Christopher F. Mojcik, M.D., Ph.D., Nancy Motola, Ph.D., Russell P. Rother, Ph.D., and Daniel N. Caron

Max Link, Ph.D. has been the Chairman of our board of directors since December 2002 and a director of Alexion since April 1992. From March 2001 to September 2003, Dr. Link was Chairman of the Board and CEO of Centerpulse AG, a medical implant company. From May 1993 to June 1994, Dr. Link was Chief Executive Officer of Corange (Bermuda), the parent company of Boehringer Mannheim Therapeutics, Boehringer Mannheim Diagnostics and DePuy Orthopedics. From 1992 to 1993, Dr. Link was Chairman of the Board of Sandoz Pharma, Ltd., a manufacturer of pharmaceutical products. From 1987 to 1992, Dr. Link was the Chief Executive Officer of Sandoz Pharma and a member of the Executive Board of Sandoz, Ltd., Basel. Prior to 1987, Dr. Link served in various capacities with the United States operations of Sandoz, including as President and Chief Executive Officer. Dr. Link is also a director of Access Pharmaceuticals, Inc., Columbia Laboratories, Inc, Discovery Labs, Inc., Protein Design Labs, Inc., Human Genome Sciences, Inc., CytRx Corporation, Cell Therapeutics, Inc. and Celsion Corporation, each a publicly held pharmaceutical and/or life-science company. Dr. Link holds a Ph.D. in economics from University of St. Gallen (Switzerland).

Jerry T. Jackson has been a director of Alexion since September 1999. He was employed by Merck & Co. Inc., a major pharmaceutical company, from 1965 until his retirement in 1995. During this time, he had extensive experience in sales, marketing and corporate management, including joint ventures. From 1993 until 1995, Mr. Jackson served as Executive Vice President of Merck with broad responsibilities for numerous operating groups including Merck’s International Human Health, Worldwide Human Vaccines, the AgVet Division, Astra/Merck U.S. Operations, as well as worldwide marketing. During 1993, he was also President of the Worldwide Human Health Division. He served as Senior Vice President of Merck from 1991 to 1992 responsible for Merck’s Specialty Chemicals and previously, he was President of Merck’s Sharp & Dohme International. Mr. Jackson serves as a director of Langford I.C. Systems, Inc., IntraBiotics Pharmaceuticals, Inc., and Myogen, Inc, each a small pharmaceutical company. He received his B.A. from University of New Mexico.

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

R. Douglas Norby has been a director of Alexion since September 1999. Since July 2003, Mr. Norby has been Sr. Vice-President and Chief Financial Officer of Tessera, Inc., a provider of intellectual property for advanced semiconductor packaging. From March 2002 to February 2003, Mr. Norby served as Senior Vice President and Chief Financial Officer of Zambeel, Inc., a data storage systems company. From December 2000 to March 2002, Mr. Norby served as Senior Vice President and Chief Financial Officer of Novalux, Inc., a manufacturer of lasers for optical networks. From 1996 until December 2000, Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation, a semiconductor company, and he has also served as a director of LSI Logic Corporation since 1993. From July 1993 until November 1996, he served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, a software company. Mr. Norby served as President of Pharmetrix Corporation, a drug delivery company, from July 1992 to September 1993, and from 1985 to 1992, he was President and Chief Operating Officer of Lucasfilm, Ltd., an entertainment company. From 1979 to 1985, Mr. Norby was Senior Vice President and Chief Financial Officer of Syntex Corporation, a pharmaceutical company. Mr. Norby is a director of LSI Corporation and Chip PAC, Inc., a semiconductor company. Mr. Norby received a B.A. in Economics from Harvard University and an M.B.A. from Harvard Business School.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information concerning our directors regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that R. Douglas Norby, chairman of our audit committee, is an “audit committee financial expert.” Mr. Norby is an independent director, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

CODE OF ETHICS

We have adopted a Code of Ethics (our “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our website (www.alexionpharm.com). Any amendments or waivers to our Code of Ethics will be promptly disclosed on our website as required by applicable laws, rules and regulations of the Securities and Exchange Commission and Nasdaq.

Item 11.    Executive Compensation.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 12.    Security Ownership of Certain Benefical Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 1, 2003, except as otherwise noted in the footnotes: (1) each person known by us to own beneficially more than 5% percent of our outstanding common stock; (2) each director and each named executive officer; and (3) all directors and executive officers of us as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock
OppenheimerFunds, Inc. 498 Seventh Avenue New York, NY 10018(3)	2,808,900	12.9%

Viking Global Performance, LLC 280 Park Avenue New York, NY 10017 (NN)(4)	2,025,000	9.3%

Fidelity Management & Research Company 82 Devonshire Street Boston, MA 02109(3)	1,893,265	8.7%

OrbiMed Advisors, LLC 41 Madison Avenue, 40th Floor New York, NY 10010(3)	1,796,400	8.2%

T. Rowe Price Associates 100 East Pratt Street Baltimore, MD 21202-1008(3)	1,171,700	5.4%

Leonard Bell, M.D.(5)	891,454	4.0%

David W. Keiser(6)	279,281	1.3%

Stephen P. Squinto, Ph.D.(7)	271,216	1.2%

Joseph Madri, Ph.D., M.D.(8)	80,300	*

Christopher F. Mojcik, M.D., Ph.D.(9)	69,701	*

Max Link, Ph.D.(10)	48,323	*

Thomas I.H. Dubin, J.D.(11)	43,374	*

Jerry T. Jackson(12)	27,000	*

R. Douglas Norby(13)	27,000	*

Alvin S. Parven(14)	25,900	*

All directors and executive officers as a group (14 persons)(15)	2,130,665	9.1%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of all persons is 352 Knotter Drive, Cheshire, Connecticut 06410.
(2)	To our knowledge, except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.

(3)	This figure is based upon information set forth in Schedule 13F dated June 30, 2003.
(4)	This figure is based upon information set forth in Schedule SC 13G dated September 22, 2003.
(5)	Includes 672,009 shares of common stock that may be acquired upon the exercise of options within 60 days of October 1, 2003 and 300 shares, in aggregate, held in the names of Dr. Bell’s three children. Excludes 67,846 shares obtainable through the exercise of options, granted to Dr. Bell, which are not exercisable within 60 days of October 1, 2003 and 90,000 shares held in trust for Dr. Bell’s children of which Dr. Bell disclaims beneficial ownership. Dr. Bell disclaims beneficial ownership of the shares held in the names of his children.
(6)	Includes 242,981 shares of common stock which may be acquired upon the exercise of options within 60 days of October 1, 2003 and 300 shares, in aggregate, held in the names of Mr. Keiser’s three children. Excludes 55,019 shares obtainable through the exercise of options, granted to Mr. Keiser, which are not exercisable within 60 days of October 1, 2003. Mr. Keiser disclaims beneficial ownership of the shares held in the names of his minor children.
(7)	Includes 220,516 shares of common stock which may be acquired upon the exercise of options within 60 days of October 1, 2003; 7,106 shares held in trust for the benefit of Dr. Squinto’s three minor children of which Dr. Squinto’s spouse is the trustee; and 8,517 shares held in a charitable remainder trust of which Dr. Squinto and his spouse are the trustees and income beneficiaries. Excludes 39,984 shares obtainable through the exercise of options, granted to Dr. Squinto, which are not exercisable within 60 days of October 1, 2003. Dr. Squinto disclaims beneficial ownership of the shares held in the names of his minor children and the foregoing trusts.
(8)	Includes 30,300 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2003. Excludes 19,000 obtainable through the exercise of options granted to Dr. Madri, which are not exercisable within 60 days of October 1, 2003.
(9)	Includes 69,701 shares of common stock, which may be acquired upon the exercise of options within 60 days of October 1, 2003. Excludes 33,299 shares obtainable through the exercise of options granted to Dr. Mojcik, which are not exercisable within 60 days of October 1, 2003.
(10)	Includes 20,167 shares of common stock which may be acquired upon the exercise of options within 60 days of October 1, 2003. Excludes 19,000 shares obtainable through the exercise of options granted to Dr. Link, which are not exercisable within 60 days of October 1, 2003.
(11)	Includes 43,374 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2003. Excludes 47,626 shares obtainable through the exercise of options granted to Mr. Dubin, which are not exercisable within 60 days of October 1, 2003.
(12)	Includes 27,000 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2003. Excludes 19,000 shares obtainable through the exercise of options granted to Mr. Jackson, which are not exercisable within 60 days of October 1, 2003.
(13)	Includes 27,000 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2003. Excludes 19,000 shares obtainable through the exercise of options granted to Mr. Norby, which are not exercisable within 60 days of October 1, 2003
(14)	Includes 25,900 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of October 1, 2003. Excludes 19,000 shares obtainable through the exercise of options granted to Mr. Parven, which are not exercisable within 60 days of October 1, 2003.
(15)	Consists of shares beneficially owned by Drs. Bell, Link, Madri, Mojcik, and Squinto and Messrs. Dubin, Jackson, Keiser, Norby and Parven, and certain other officers. Includes 1,684,268 shares of common stock, which may be acquired upon the exercise of options within 60 days of October 1, 2003.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of July 31, 2003.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted-average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	3,982,225	$22.62	671,836
Equity compensation plans not approved by stockholders	—	—	—

(1)	Reflects aggregate options outstanding and available for issuance, if applicable, under our 1992 Stock Option Plan, 1992 Stock Option Plan for Outside Directors, and 2000 Stock Option Plan.
(2)	Does not include 38,585 shares of common stock to be issued upon exercise of options granted under Prolifaron Inc. 1999 Long Term Incentive and Stock Option Plan with a vested average exercise price of $45.24 per share. The stock options granted under this plan were converted into options to acquire shares of our common stock in connection with our acquisition of Prolifaron in September 2000. No subsequent grants of options will be made under this plan.

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

PART IV

Item 14.    Principle Accountant Fees and Services.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated by reference to our Proxy Statement.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)  Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits:

2.1	Agreement and Plan of Merger by and among Alexion Pharmaceuticals, Inc., PI Acquisition Company, Inc., and Prolifaron, Inc., dated September 22, 2000.*(1)

3.1	Certificate of Incorporation, as amended.*(2)

3.2	Bylaws.*(2)

4.1	Specimen Common Stock Certificate.*(2)

10.1	Employment Agreement, dated October 20, 2003, between the Company and Dr. Leonard Bell.

10.2	Employment Agreement, dated October 20, 2003, between the Company and David W. Keiser.

10.3	Employment Agreement, dated October 20, 2003, between the Company and Dr. Stephen P. Squinto.

10.4	Administrative, Research and Development Facility Lease, dated May 9, 2000, between the Company and WE Knotter L.L.C.*(4)

10.5	Company’s 1992 Stock Option Plan, as amended.*(5)

10.6	Company’s 2000 Stock Option Plan, as amended.*(6)

10.7	Company’s 1992 Outside Directors Stock Option Plan, as amended.*(7)

10.8	Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research Foundation.*(3)

10.9	License Agreement dated as of September 30, 1992 between the Company and Yale University, as amended July 2, 1993.*(2)+

10.10	Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health.*(2)+

10.11	License Agreement dated as of January 10, 1995 between the Company and Yale University.*(2)+

10.12	License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended September 23, 1992.*(2)+

10.19	License Agreement dated March 27, 1996 between the Company and Medical Research Council.*(8)+

10.20	License Agreement dated May 8, 1996 between the Company and Enzon, Inc.*(8)+

10.21	Asset Purchase Agreement date as of February 9, 1999 between the Company and United States Surgical Corporation.*(9)

10.22	Collaboration Agreement dated January 25, 1999 between the Company and the Procter & Gamble Company, as amended.*(9)+

10.24	Binding Memorandum of Understanding dated December 11, 2001 between the Company and the Procter & Gamble Company.*(10)+

10.25	Research and Development Facility lease, dated February 1, 2002, between the Company and PMSI SRF L.L.C.*(10)

10.26	Large-Scale Product Supply Agreement, dated December 18, 2002, between the Company and Lonza Biologics plc. *(11)

10.27	Industrial Real Estate lease, dated January 1, 2003, between the Company and SP-K Development, LLC. *(11)

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of President pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of President pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

99.1	Risk Factors.

99.2	Copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

* Previously filed

(1)	Incorporated by reference to our report on Form 8-K, filed on October 3, 2000.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2000.
(4)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.
(5)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.
(6)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-106854) filed on July 7, 2003.
(7)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71985) filed on February 8, 1999.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(10)	Incorporated by reference to our Quarterly report Form 10-Q for the quarter ended January 31, 2002.
(11)	Incorporated by reference to our Quarterly report form 10-Q for the quarter ended January 31, 2003.
†	Confidential treatment was granted for portions of such document.

(b)	Reports on Form 8-K

None

(c)	Exhibits

See (a) (3) above.

(d)	Financial Statement Schedules

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

Signature	Title	Date

/s/ LEONARD BELL Leonard Bell, M.D.	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer)	October 24, 2003

/s/ DAVID W. KEISER David W. Keiser	President, Chief Operating Officer and Director (principal financial officer)	October 24, 2003

/s/ BARRY P. LUKE Barry P. Luke	Vice President, Finance and Administration (principal accounting officer)	October 24, 2003

/s/ MAX LINK Max Link, Ph.D.	Chairman of the Board of Directors	October 24, 2003

/s/ JERRY T. JACKSON Jerry T. Jackson	Director	October 24, 2003

/s/ JOSEPH A. MADRI Joseph A. Madri, Ph.D., M.D.	Director	October 24, 2003

/s/ R. DOUGLAS NORBY R. Douglas Norby	Director	October 24, 2003

/s/ ALVIN S. PARVEN Alvin S. Parven	Director	October 24, 2003

ALEXION PHARMACEUTICALS, INC.

Contents

July 31, 2003 and 2002

Report of Independent Auditors

To the Board of Directors and Stockholders of

Alexion Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on the financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended July 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements before the revisions described in Note 2 in their report dated August 31, 2001.

As discussed above, the financial statements of Alexion Pharmaceuticals, Inc. for the year ended July 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of August 1, 2001. We audited the transitional disclosures described in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of revenue recognition relating to non-refundable upfront licensing fees in accordance with Staff Accounting Bulletin No. 101 in fiscal 2001.

/S/    PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

September 17, 2003

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands)

	July 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,844	$47,574
Marketable securities	190,566	261,010
Reimbursable contract costs	390	863
State tax receivable	1,012	—
Prepaid expenses and other current assets	2,948	1,337

Total current assets	219,760	310,784
PROPERTY, PLANT AND EQUIPMENT, net	12,276	14,874
GOODWILL	19,954	19,954
Prepaid manufacturing costs	10,000	2,750
DEFERRED FINANCING COSTS, net	2,119	2,692
OTHER ASSETS	1,968	3,015

Total assets	$266,077	$354,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,560	$9,843
Accrued expenses	4,312	4,303
Accrued interest	2,646	2,627
Deferred revenue	589	546

Total current liabilities	15,107	17,319
DEFERRED REVENUE, less current portion included above	6,764	7,352
NOTE PAYABLE (see Note 7)	3,920	3,920
CONVERTIBLE SUBORDINATED NOTES	120,000	120,000

Total liabilities	145,791	148,591

COMMITMENTS AND CONTINGENCIES (Notes 10, 11, and 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.0001 par value; 145,000 shares authorized; 18,257 and 18,241 shares issued at July 31, 2003 and 2002, respectively	2	2
Additional paid-in capital	385,498	385,197
Accumulated deficit	(265,266)	(180,799)
Accumulated other comprehensive income	652	1,678
Treasury stock, at cost, 37 shares at July 31, 2003 and 2002	(600)	(600)

Total stockholders’ equity	120,286	205,478

Total liabilities and stockholders’ equity	$266,077	$354,069

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements Of Operations

(in thousands, except per share amounts)

	For the Years Ended July 31,
	2003	2002	2001
CONTRACT RESEARCH REVENUES	$877	$6,536	$11,805

OPERATING EXPENSES
Research and development	71,042	60,005	38,871
General and administrative	10,621	7,993	7,135
Impairment of fixed assets (Note 5)	2,560	—	—
In-process research and development (“IPRD”) (Note 3)	—	—	21,000
Amortization of goodwill (“Goodwill”, Note 2)	—	—	2,901

Total operating expenses	84,223	67,998	69,907

Operating loss	(83,346)	(61,462)	(58,102)
OTHER INCOME AND EXPENSE
Investment income	5,809	11,920	17,975
Interest expense	(7,694)	(7,700)	(7,798)

Loss before state tax benefit and cumulative effect of adoption of Staff Accounting Bulletin No. 101 (“SAB 101”)	(85,231)	(57,242)	(47,925)
STATE TAX BENEFIT	764	700	—

Loss before cumulative effect of adoption of SAB 101	(84,467)	(56,542)	(47,925)
CUMULATIVE EFFECT OF ADOPTION OF SAB 101 (Note 4)	—	—	(9,118)

Net loss	$(84,467)	$(56,542)	$(57,043)

BASIC AND DILUTED PER SHARE DATA
Loss before cumulative effect of adoption of SAB 101	$(4.64)	$(3.12)	$(2.76)
Cumulative effect of adoption of SAB 101	—	—	(0.52)

Net loss	$(4.64)	$(3.12)	$(3.28)

PRO FORMA AMOUNTS ASSUMING ADOPTION OF SAB 101 APPLIED RETROACTIVELY
Pro forma operating loss			$(58,102)
Pro forma net loss			$(47,925)
Pro forma basic and diluted net loss per common share			$(2.76)
SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE AND PRO FORMA NET LOSS PER COMMON SHARE	18,209	18,146	17,371

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

For the Years Ended July 31, 2003, 2002 and 2001

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Treasury Stock at Cost		Total Stockholders’ Equity	Total Comprehensive Loss
	Common Stock
	Shares	Amount				Shares	Amount

BALANCE, July 31, 2000	15,146	$2	$128,836	$(67,214)	$(20)	12	$—	$61,604
Issuance of common stock from exercise of options	299	—	2,199	—	—	—	—	2,199
Noncash compensation expense related to grant of stock options	—	—	408	—	—	—	—	408
Issuance of common stock from exercise of warrants	18	—	179	—	—	—	—	179
Issuance of common stock, net of issuance costs of $201	2,300	—	208,524	—	—	—	—	208,524
Issuance of common stock and stock options to acquire all outstanding equity of Prolifaron	356	—	43,945	—				43,945
Net change in unrealized gains (losses) on marketable securities	—	—	—	—	592	—	—	592	$592
Net loss	—	—	—	(57,043)	—	—	—	(57,043)	(57,043)
Comprehensive loss	—	—	—	—	—	—	—	—	$(56,451)

BALANCE, July 31, 2001	18,119	$2	$384,091	$(124,257)	$572	12	$—	$260,408
Issuance of common stock from exercise of options	122	—	926	—	—	25	(600)	326
Noncash compensation expense related to grant of stock options	—	—	180	—	—	—	—	180
Net change in unrealized gains on marketable securities	—	—	—	—	1,106	—	—	1,106	$1,106
Net loss	—	—	—	(56,542)	—	—	—	(56,542)	(56,542)
Comprehensive loss	—	—	—	—	—	—	—	—	$(55,436)

BALANCE, July 31, 2002	18,241	$2	$385,197	$(180,799)	$1,678	37	$(600)	$205,478
Issuance of common stock from exercise of options	16	—	155	—	—	—	—	155
Noncash compensation expense related to grant of stock options	—	—	146	—	—	—	—	146
Net change in unrealized gains on marketable securities	—	—	—	—	(1,026)	—	—	(1,026)	$(1,026)
Net loss	—	—	—	(84,467)	—	—	—	(84,467)	(84,467)
Comprehensive loss	—	—	—	—	—	—	—	—	$(85,493)

BALANCE, July 31, 2003	18,257	$2	$385,498	$(265,266)	$652	37	$(600)	$120,286

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended July 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,467)	$(56,542)	$(57,043)
Adjustments to reconcile net loss to net cash used in operating activities
In-process research and development	—	—	21,000
Cumulative effect of adopting SAB 101	—	—	9,118
Amortization of goodwill	—	—	2,901
Impairment of fixed assets	2,560	—	—
Depreciation and amortization	3,726	3,562	2,620
Gain on sale of marketable securities	—	(1,891)	—
Compensation expense related to grant of stock options	146	180	408
Changes in assets and liabilities
Reimbursable contract costs	473	6,117	(1,842)
State tax receivable	(1,012)	—	—
Prepaid expenses	(1,611)	(844)	270
Other assets	1,039	(2,769)	—
Prepaid manufacturing costs	(7,250)	(2,750)	—
Accounts payable	(2,283)	8,121	(789)
Accrued expenses	9	2,008	845
Accrued interest	19	(19)	(84)
Deferred revenue	(545)	(1,394)	(576)

Net cash used in operating activities	(89,196)	(46,221)	(23,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of marketable securities	(114,116)	(533,117)	(561,940)
Proceeds from maturity or sale of marketable securities	183,534	495,190	425,117
Purchases of property, plant and equipment	(3,070)	(4,096)	(7,021)
Investments in patents and licensed technology	(37)	(36)	(65)
Net cash received (paid) in acquisition of Prolifaron	—	340	(464)

Net cash provided by (used in) investing activities	66,311	(41,719)	(144,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	155	326	210,902
Repayments of notes payable	—	—	(369)
Other	—	—	342

Net cash provided by financing activities	155	326	210,875

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,730)	(87,614)	43,330
CASH AND CASH EQUIVALENTS, beginning of year	47,574	135,188	91,858

CASH AND CASH EQUIVALENTS, end of year	$24,844	$47,574	$135,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$7,135	$7,077	$7,316

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Exercise of stock options through tendering of mature common stock	$—	$600	$—

Acquisition of Prolifaron through issuance of common stock and stock options	$—	$—	$43,945

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2003 and 2002

1.    Organization and Operations

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) was organized in 1992 and is engaged in the development of therapeutic products for the treatment of a wide array of severe diseases, including cardiovascular, autoimmune and hemotologic disorders, inflammation and cancer. The Company’s two lead product candidates are therapeutic antibodies that address specific diseases that arise when the human immune system produces inflammation in the human body.

The Company has incurred consolidated losses since inception and has made no product sales to date. The Company will continue to seek financing to obtain regulatory approvals for its product candidates, fund operations losses, and if deemed appropriate, establish manufacturing, sales, marketing and distribution capabilities. The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its product candidates. The Company will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“CFC”). Results of operations of AAT are included in the Company’s consolidated statements of operations since September 23, 2000, the effective date of the Prolifaron acquisition (see Note 3). CFC was formed on February 9, 1999 to acquire certain research and development assets from U.S. Surgical Corporation, a subsidiary of Tyco Healthcare (see Notes 5 and 7). All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company has classified its marketable securities as “available for sale” and, accordingly, carries such securities at aggregate fair value. Unrealized gains or losses are included in accumulated other comprehensive (loss) as a component of stockholders’ equity. During the year ended July 31, 2002, the Company realized a gain on sales of marketable securities of approximately $1.9 million. No realized gains or losses were recorded during the years ended July 31, 2003 and 2001. The Company utilizes the specific identification method in computing

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

realized gains and losses. At July 31, 2003, the Company’s marketable securities had a maximum maturity of less than two years with an average of approximately nine months. The weighted average interest rate associated with marketable debt securities was 1.4 percent and 2.4 percent as of July 31, 2003 and 2002, respectively.

The following is a summary of marketable securities at July 31, 2003 and 2002 (amounts in thousands):

	Amortized Cost	Unrealized Gains	Fair Value
Federal agency obligations	$116,301	$466	$116,767
Corporate bonds	54,383	138	54,521
Certificates of deposit	19,171	5	19,176
Other	59	43	102

Total marketable securities at July 31, 2003	$189,914	$652	$190,566

Federal agency obligations	$159,827	$1,228	$161,055
Corporate bonds	81,496	405	81,901
Certificates of deposit	17,950	12	17,962
Other	59	33	92

Total marketable securities at July 31, 2002	$259,332	$1,678	$261,010

Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”, which together significantly change the accounting and disclosures required for these activities and related assets. The primary changes resulting from these standards consist of the cessation of the “pooling of interests” method of accounting and how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reported net loss to adjusted net loss before amortization of goodwill is as follows (dollars in thousands, except per share amounts):

	Year Ended July 31,
	2003	2002	2001
Reported net loss	$(84,467)	$(56,542)	$(57,043	)(a)
Amortization of goodwill	—	—	2,901

Adjusted net loss	$(84,467)	$(56,542)	$(54,142	)(a)

Basic and diluted loss per share:
Reported net loss	$(4.64)	$(3.12)	$(3.28	)(b)
Amortization of goodwill	—	—	.16

Adjusted net loss	$(4.64)	$(3.12)	$(3.12	)(b)

(a)	Includes the noncash charge for IPRD of $21,000 and Cumulative Effect of Adoption of SAB 101 of $9,118.
(b)	Includes the noncash charges for IPRD of $1.21 and Cumulative Effect of Adoption of SAB 101 of $0.52.

Long-Lived Assets

Property, Plant and Equipment

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be held for use. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable (see Note 5). Factors that the Company considers important, which could trigger an impairment review, include, among others, the following:

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Manufacturing Costs

Cash advances paid by the Company to secure future long term manufacturing production at third-party contract manufacturers are recorded as prepaid manufacturing costs. These costs will be amortized over the period of manufacturing production. The cash advances are subject to refund if the manufacturing facility is unavailable as scheduled, or forfeiture if the Company terminates the scheduled production (see Note 11).

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

Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts (see Notes 4 and 9).

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, clinical trial and related clinical manufacturing costs, manufacturing development and scale-up costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities and leasehold improvements, building, facilities and utilities related costs related to research space, and lab supplies. The Company has entered into certain research agreements in which it shares costs with its collaborator. The Company records these costs as research and development expenses. Certain of these costs are reimbursed by the Company’s collaborator and are recorded as a reduction of research and development expense.

Accrued research and development expenses include amounts owed to suppliers for research and development work performed on behalf of the Company. At each period end the Company evaluates the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available.

Comprehensive Loss

The Company reports and presents comprehensive loss in accordance with SFAS No. 130 “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income or loss

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income or loss). The Company’s other comprehensive loss arises from net unrealized gains (losses) on marketable securities. The Company has elected to display comprehensive loss as a component of the statements of changes in stockholders’ equity and comprehensive loss.

Stock Options

At July 31, 2003, the Company has two stock-based compensation plans for employees, directors, and consultants of the Company. The Company accounts for stock options granted to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25. The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. The Company may incur charges to operations in connection with awards from these stock option plans. In accordance with APB No. 25 and related interpretations, the Company records compensation expense from employee stock-based awards under certain conditions. Generally, when the terms of the award and the amount the employee must pay to acquire the stock are fixed, compensation expense for options will total the grant date intrinsic value, if any, amortized over the vesting period.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the year ended July 31, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ended July 31, 2003, 2002 and 2001 (dollars in thousands, except per share amounts):

	Years Ended July 31,
	2003	2002	2001
Net loss, as reported	$(84,467)	$(56,542)	$(57,043)
Add: Stock-based employee compensation expense included in reported net loss	96	168	315
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,433)	(16,080)	(12,742)

Pro forma net loss	(99,804)	$(72,454)	$(69,470)

Net loss per share:
Basic and diluted-as reported	$(4.64)	$(3.12)	$(3.28)
Basic and diluted-pro forma	(5.48)	(3.99)	(4.00)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the purposes of pro forma disclosure, the estimated value of each employee and non-employee option grant was calculated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of subjective assumptions, including the expected stock price volatility. The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The additional disclosures required by SFAS No. 123 are included in Note 13.

Net Loss Per Common Share

The Company computes and presents net loss per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common shares equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 5,148,365, 4,685,160 and 4,689,075 shares (prior to the application of the treasury stock method) of common stock at July 31, 2003, 2002 and 2001, respectively. There is no difference in basic and diluted net loss per common share as the effect of common share equivalents is anti-dilutive for all periods presented.

The pro forma net loss per share as reported in the accompanying statements of operations for the year ended July 31, 2001, assumes the retroactive adoption of SAB 101 (see Note 4).

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, reimbursable contract costs, accounts payable, notes payable and convertible subordinated notes. Cash and cash equivalents and marketable securities are carried at fair value. Reimbursable contract costs, accounts payable, notes payable and convertible subordinated notes are carried at cost. Management believes reimbursable contract costs and accounts payable approximate fair value. The carrying value of convertible subordinated notes exceeded fair value by approximately $34.9 million based upon trading values reported at July 31, 2003. Management believes the fair value of the note payable approximates the estimated fair value of the underlying collateral of approximately $1.2 million (see Note 7).

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this new standard did not have a material impact on either the operating results or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of FIN 45 did not have a material impact on either the operating results or financial position of the Company. The Company has complied with the disclosure provisions of FIN 45.

In November 2002, the EITF issued abstract No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material impact on the Company’s operating results or financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments. The standard is effective for new or modified contracts after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on either the operating results or financial position of the Company.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Prolifaron acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The Company allocated $21.0 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of the acquisition, development of these projects had not yet reached technological feasibility and the research and development in progress has no alternative future use. Accordingly, these costs were expensed as of the acquisition date. At the merger date, Prolifaron was conducting pre-clinical development and testing activities with a goal to develop technologies for antibody discovery and engineering and identify new fully human therapeutic antibodies addressing multiple disease areas. The drug candidates under development represent innovative technologies addressing autoimmune and inflammatory disorders and cancer.

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

If these projects are not successfully developed, the sales and profitability of the combined companies may by adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. Management believes that the research and development projects acquired in connection with the acquisition of Prolifaron are expected to continue in line with the estimates described above.

The excess cost over the fair value of the net assets acquired, which amounted to approximately $22.9 million, was reflected as goodwill and was being amortized over approximately 7 years during fiscal 2001 (see

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following unaudited pro forma condensed consolidated information has been prepared to give effect to the acquisition as if such transaction had occurred at the beginning of the period presented. The historical results have been adjusted to reflect: i) elimination of the one-time charge to operations for the purchase of acquired in- process research and development, ii) amortization of goodwill arising from the transaction, and iii) elimination of income tax benefits or expenses that would not have been realized on a combined basis (amounts in thousands, except per share amounts).

Year Ended July 31, 2001 Pro Forma
Contract research revenues	$12,926
Net loss before cumulative effect of adoption of SAB 101	$(27,724)
Net loss	$(36,842)
Basic and diluted net loss per common share	$(2.11)
Shares used in computing basic and diluted net loss per common share	17,423

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has provided pro forma operating loss, net loss and net loss per share information as if the Company had adopted SAB 101 at the beginning of fiscal 2001 in the accompanying consolidated statements of operations for the fiscal year ended July 31, 2001.

5.    Property, Plant and Equipment

Property, plant, and equipment is recorded at cost and is depreciated over the estimated useful lives of the assets involved. Depreciation and amortization commences at the time the assets are placed in service and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred. Depreciation and amortization of fixed assets was approximately $3,108,000, $2,953,000 and $2,095,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

Asset	Estimated Useful Life
Building and building improvements	15 years
Leasehold improvements	Life of lease
Laboratory equipment	5 years
Furniture and office equipment	3 years

A summary of property, plant and equipment is as follows (amounts in thousand):

	July 31,
	2003	2002
Land	$364	$364
Building, building improvements and leasehold improvements	12,185	10,302
Laboratory and support equipment	12,081	11,644
Furniture and office equipment	3,045	2,428

	27,675	24,738
Less: Accumulated depreciation and amortization	(12,699)	(9,864)
Impairment of fixed assets	(2,700)	—

	$12,276	$14,874

During the year ended July 31, 2003, the Company determined that conditions had arisen which triggered the need to review certain of the Company’s long-lived assets for potential impairment (see Note 2). The

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company concluded that further investment in the UniGraft program did not meet sufficient criteria for continued development, as compared to other internal programs; consequently, the Company has suspended its financial commitment to this program. The program’s suspension has led to a significant change in the manner in which the Company’s subsidiary, CFC, utilizes the xenotransplantation facility and related assets. This termination of the UniGraft program, following its inability to secure a collaboration to share in future funding of this program, resulted in an impairment to CFC’s UniGraft manufacturing assets, principally the real estate, building, building improvements and capital lab and farm equipment, resulting in a write down of approximately $2.7 million of those assets. As of July 31, 2003, the carrying value of those assets was approximately $1.2 million after the write down. These assets will continue to be classified as held for use until such time that CFC has the ability to dispose of them.

6.    Accrued Expenses

A summary of accrued expenses is as follows (amounts in thousands):

	July 31,
	2003	2002
Payroll and employee benefits	$1,332	$1,365
Research and development expenses	1,142	1,445
Other	1,838	1,493

	$4,312	$4,303

7.    Note Payable

In February 1999, the Company’s wholly owned subsidiary Columbus Farming Corporation, or CFC, purchased substantially all of the assets of the xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco Healthcare, or Tyco. The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from U.S. Surgical, including the real estate, are pledged as security for this note. The principal balance under the note is stated to be due in May 2005, and is to be classified as a long-term obligation. However, upon default the note would be classified as a current liability. Accordingly, as of July 31, 2003, the note was classified as a long-term obligation.

Subsequent to July 31, 2003, the Company notified Tyco that CFC operations have been suspended and that CFC is seeking to liquidate itself to fulfill its debt obligation as best as possible. CFC has further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note, and CFC failed to make the quarterly interest payment due to Tyco in August 2003. Accordingly, subsequent to July 31, 2003 the note is classified as current. CFC has had discussions with Tyco regarding the sale of the CFC assets and application of the proceeds to CFC’s obligations under the note, as well as with regard to satisfaction of the note generally. The event of default under the note requires the note to be classified as a current liability at the time of default. If CFC’s

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million (see Note 5), are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC.

8.    Convertible Subordinated Notes

In March 2000, the Company completed a $120 million private placement of 5.75 percent Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share which would result in the issuance of 1,127,555 shares of common stock, in aggregate.

The notes are subordinated to all the Company’s existing and future senior indebtedness and are effectively subordinated to all of the indebtedness and other liabilities (including trade and other payables) of the Company and its subsidiaries. The indenture governing the notes does not limit the amount of indebtedness, including senior indebtedness, which the Company may incur.

Noteholders may require the Company to repurchase their notes upon a repurchase event, as defined by the loan agreement in cash, or, at the option of the Company, in common stock, at 105 percent of the principal amount of the notes, plus accrued and unpaid interest.

The notes are not entitled to any sinking fund. At any time or from time to time on or after March 20, 2003 and ending on March 14, 2007, the Company may elect to redeem, solely at its discretion, some or all the notes on at least 30 days notice as a whole or, from time to time, in part at certain premiums over the principal amount plus accrued interest.

The Company incurred deferred financing costs related to this offering of approximately $4.0 million which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $573,000 for each of the years ended July 31, 2003, 2002 and 2001. Accumulated amortization associated with these costs was approximately $1,897,000 and $1,324,000 as of July 31, 2003 and 2002, respectively.

9.    Contract Research Revenues

During the three years ended July 31, 2003, the Company recorded contract research revenues from research and development support payments and license fees under collaboration agreement with third parties and amounts received from various government grants.

The Company and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration in January 1999 to develop and commercialize pexelizumab. The Company granted P&G an exclusive license to the Company’s intellectual property related to pexelizumab, with the right to sublicense. The Company is recognizing a non-refundable up-front license fee of $10 million, related to the Company’s January 1999

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collaboration with P&G, as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999 (see Note 4).

In December 2001, the Company and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which they revised their January 1999 collaboration. Under the revised structure per the MOU, the Company and P&G will share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that the Company and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that the Company will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with the Company receiving a royalty on sales to the rest of the world, if any. The Company is responsible for paying royalties and licensing fees on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, the Company will receive milestone payments for achieving specified development steps, regulatory filings and approvals of such costs.

The Company agreed to bear the first 50% of projected costs associated with the U.S. coronary artery bypass graft surgery (“CABG”)-Phase III clinical trial (called “PRIMO-CABG”) costs and P&G will bear the second 50%, but not for previously agreed sales milestones and the Company will generally forgo further research and development support payments from P&G, with a final adjustment to make even the 50% sharing costs. As of January 31, 2003 the Company had completed its obligation associated with the first 50% of the projected costs. The Company anticipates that P&G will complete its obligation with respect to the second 50% of projected costs by the end of the Company’s first quarter in fiscal 2004. With the Phase III PRIMO-CABG completion, a final adjustment to make even the 50% sharing of costs will occur in fiscal 2004.

Reimbursements received from P&G by the Company in connection with the Company’s services and related personnel and P&G’s 50% cost share are recorded as a reduction of research and development and market research expenses.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two acute myocardial infarction (AMI) Phase II clinical trials in myocardial infarction (heart attack) patients. The Company and P&G have agreed that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI-Phase III clinical trial costs.

P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. If P&G terminates the collaboration, P&G is required to contribute its share of the agreed upon obligations and costs incurred prior to the termination, but may not be required to contribute towards costs incurred after termination. In the event that P&G were to terminate the collaboration, all rights and the exclusive license to the Company’s intellectual property related to pexelizumab will revert back to the Company and the Company will be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G.

The Company has been awarded various grants by agencies of the U.S. government to fund specific research projects. At July 31, 2003, the Company has no additional funding available under these grants.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of revenues generated from contract research collaboration and grant awards is as follows (amounts in thousands):

	Year Ended July 31,
	2003	2002	2001
Collaboration/Grant Awards
P&G	$673	$4,591	$9,728
U.S. government grants	204	1,745	1,677
Other	—	200	400

Total revenues	$877	$6,536	$11,805

10.    License and Research and Development Agreements

The Company has entered into a number of license and research and development agreements since its inception. These agreements have been made with various research institutions, universities, contractors, collaborators, and government agencies in order to advance and obtain technologies and necessary services management believes important to the Company’s overall business strategy.

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

Research and development agreements generally provide for the Company to fund future research projects. Based upon these agreements, the Company may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research.

Clinical and manufacturing development agreements generally provide for the Company to fund manufacturing development and on-going clinical trials. Clinical trial and development agreements include contract services and outside contractor services including contracted clinical site services related to patient enrollment for the Company’s clinical trials. Manufacturing development agreements include clinical manufacturing and manufacturing development and scale-up. The Company has executed a large-scale product supply agreement with Lonza Biologics, plc for the long-term commercial scale manufacture of eculizumab (see Note 11 “Purchase Commitments”).

In order to maintain its rights under these agreements, the Company may be required to provide a minimum level of funding or support. The Company may elect to terminate these arrangements. Accordingly, the Company recognizes the expense and related obligation related to these arrangements over the period of performance.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The minimum fixed payments (assuming non-termination of the above agreements) as of July 31, 2003, for each of the next five years are as follows (amounts in thousands):

Years Ending July 31,	License Agreements	Research & Development Agreements	Clinical & Manufacturing Development Agreements
2004	$367	$250	$15,720
2005	422	63	25,600
2006	447	—	23,400
2007	597	—	23,700
2008	842	—	24,100

Should the Company achieve certain milestones related to product development and product license applications and approvals, additional payments would be required. In addition to the payments above, as of July 31, 2003, these agreements contain milestone payment provisions aggregating approximately $49 million. The agreements also require the Company to fund certain future costs associated with the filing of patent applications.

11.    Commitments and Contingencies

Operating Leases

As of July 31, 2003, the Company leases its headquarters and primary research and development facilities. The lease commenced in August 2000 and has a term of ten years and six months. The Company is required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent started at approximately $80,000, increasing to approximately $104,000 over the term of this lease. The Company has issued a $200,000 open letter of credit to secure the lease.

The Company entered into a lease agreement in January 2003 for their pilot manufacturing plant, which is used for producing compounds for clinical trials. Monthly fixed rent started at approximately $36,000, increasing to approximately $50,000 over the term of the lease, which expires in 2007. The Company has the option to extend the lease for an additional three years.

The Company leases an additional research facility starting at a monthly fixed rent of approximately $35,000 increasing to approximately $90,000 as the facility is expanded. This lease expires in 2012.

Aggregate lease expense for the Company’s facilities was $1,998,000, $1,373,000 and $1,536,000 for the years ended July 31, 2003, 2002 and 2001, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate future minimum annual rental payments for the next five years and thereafter under noncancellable operating leases (including facilities and equipment) are as follows (amounts in thousands):

Years Ended July 31,
2004	$2,186
2005	2,257
2006	2,354
2007	2,454
2008	2,057
2009 and thereafter	6,118

Purchase Commitments

In January 2003, the Company remitted a cash advance of $7.25 million to Lonza Biologics, Plc (Lonza) pursuant to a large-scale product supply agreement for the long-term commercial scale manufacture of the Company’s C5 inhibitor antibody, eculizumab. This advance, along with a previously paid commitment fee of $2.75 million, will be amortized as a cost of manufacture by the Company over the large-scale product manufacturing production. The amounts advanced are subject to refund or forfeiture pursuant to contractual terms related to cancellation, termination, or failure to purchase a minimum manufacturing capacity usage. These amounts are included within prepaid manufacturing costs within the accompanying balance sheets. Under terms of the agreement for Lonza to manufacture commercial supplies of eculizumab, the Company could owe penalties for failure to purchase a minimum manufacturing capacity volume or if the Company terminates the agreement prior to its expiration. The Company plans to proceed with production under the agreement, but planned commercial scale manufacture depends upon clinical development program progress as well as commercialization plans. If the Company terminates the agreement, the Company could be required to pay for unused contractual or scheduled manufacturing capacity usage up to 18 months following termination, or at the Company’s election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs.

Indemnifications

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products, or use of the Company’s product candidates. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

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

13.    Stock Options

The Company has two stock-based compensation plans, which are described below.

Under the 2000 Stock Option Plan (“2000 Plan”), incentive and nonqualified stock options may be granted for up to a maximum of 2,400,000 shares of common stock to directors, officers, key employees and consultants of the Company. Stock options granted under the 2000 Plan have a maximum term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years. In December 2002, the stockholders approved amendments to the 2000 Plan: (1) increasing the number of shares of common stock available for grant by 900,000 to 2,400,000 from 1,500,000; (2) prohibiting the repricing of options granted pursuant to the 2000 Plan; and (3) prohibiting the grant of options pursuant to the 2000 Plan with an exercise price that is less than the fair market value of common stock on the date of the grant. In December 2000, the stockholders approved the adoption of the 2000 Plan and elected to terminate the previous 1992 Plan. At July 31, 2003, there were 663,502 options available for grant under the 2000 Plan. Under the 1992 Stock Option Plan (“1992 Plan”), which was terminated in December 2000, stock options to acquire 2,087,305 shares of common stock are outstanding as of July 31, 2003.

Under the 1992 Stock Option Plan for Outside Directors (“1992 Outside Directors’ Plan”), nonqualified stock options are granted initially (12,000 options) to qualifying directors as well as upon annual re-election (7,500 options) to the board of directors. Options are granted at the fair market value of the common stock on the date of the grant and generally become exercisable in equal proportions over three to four years and remain exercisable for up to ten years after the grant date, subject to certain conditions. In December 2002, the stockholders approved amendments to the 1992 Outside Director’s Plan: (1) extending the term of the 1992 Outside Director’s Plan by an additional five years to August 26, 2007; and (2) prohibiting the repricing of options granted pursuant to the 1992 Outside Directors’ Plan. In December 2000, the stockholders approved an amendment to the 1992 Outside Directors’ Plan increasing the initial option grant to qualifying directors to 12,000 options from 7,500 options and additional grants upon annual re-election to the board of directors to 7,500 options from 2,000 options pursuant to the 1992 Outside Directors’ Plan. At July 31, 2003, stock options to acquire 158,734 shares of common stock are outstanding under the 1992 Outside Directors’ Plan.

SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires the measurement of the fair value of stock options or warrants to be disclosed in the notes to financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has computed the required pro forma disclosure for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used are as follows:

	2003	2002	2001
Risk free interest rate	3.7%	4.5%	4.7%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Expected volatility	92%	92%	101%

A summary of the status of the Company’s stock option plans at July 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table and narrative below:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at August 1	3,557,605	$25.30	3,561,520	$25.12	2,684,215	$21.09
Granted	662,500	11.68	203,855	21.17	1,275,164	30.05
Exercised	(16,650)	9.29	(121,750)	7.27	(299,525)	7.34
Cancelled	(182,645)	31.38	(86,020)	33.87	(98,334)	33.20

Outstanding at July 31	4,020,810	$22.84	3,557,605	$25.30	3,561,520	$25.12

Options exercisable at July 31	2,732,900	$22.94	2,163,580	$20.25	1,622,164	$14.65
Weighted-average fair value of options granted during the year		$8.58		$15.16		$25.70

During fiscal 2003, options to purchase 662,500 shares of common stock were granted to employees, directors and a consultant of the Company at an exercise price equal to the fair value of the stock at the date of grant. The Company is recording compensation expense based upon the fair value of the options granted to the consultant over the vesting term. Compensation expense related to these options was $4,000 for the year ended July 31, 2003. Aggregate compensation expense of approximately $41,000 associated with this option grant is expected to be recognized over the next four years.

During fiscal 2002, options to purchase 203,855 shares of common stock were granted to employees and directors at exercise prices equal to the fair value of the stock at the date of grant.

During fiscal 2001, options to purchase 1,220,800 shares of common stock were granted to employees and directors at exercise prices equal to the fair value of the stock at the date of grant. The weighted average exercise price of these options was $29.16 per share. The weighted average fair value of these options at the date of grant was $22.40 per option. In addition, options to purchase 10,000 shares of common stock were granted to an employee at exercise prices which were less then the fair value of the common stock at the date of grant. Accordingly, the Company is recording compensation expense based upon this difference over the vesting period associated with these options.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation expense associated with these options is $65,000, $65,000 and $121,000 for the years ended July 31, 2003, 2002 and 2001, respectively. Aggregate compensation expense of approximately $73,000 associated with these option grants is expected to be recognized next year. The weighted average exercise price of these options was $75.51 per share. The weighted average fair value of these options at the date of grant was $92.27 per option.

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

The Company also records compensation expense on certain options to purchase common stock granted prior to fiscal 2001 to employees and consultants. Compensation expense associated with these options was $78,000, $116,000 and $287,000 for the years ended July 31, 2003, 2002 and 2001, respectively. Aggregate compensation expense of approximately $9,000 associated with these option grants is expected to be recognized over the next year.

The following table presents weighted average price and life information about significant option groups outstanding at July 31, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.37 – $ 9.00	634,387	3.0	$5.30	634,387	$5.30
$ 9.01 – $ 20.99	1,605,671	6.4	11.12	973,873	10.60
$ 21.00 – $ 24.50	995,250	7.7	21.25	524,763	21.17
$ 32.00 – $ 54.00	161,585	7.3	37.73	105,085	39.00
$ 61.00 – $ 87.00	584,917	6.8	66.98	474,792	66.65
$106.00 – $108.00	39,000	7.0	107.88	20,000	107.88

	4,020,810	6.3	$22.84	2,732,900	$22.94

14.    Rights to Purchase Preferred Stock

In February 1997, the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of common stock (including all future issuances of common stock). Under certain conditions, each right may be exercised to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $75.00 (see below), subject to adjustment. The rights may be exercised only after a public announcement that a party acquired 20 percent or more of the Company’s common stock or after commencement or public announcement to make a tender offer for 20 percent or more of the Company’s common stock. The rights, which do not have voting rights, expire on March 6, 2007, and may be redeemed by the Company at a price of $0.01 per right at any time prior to their expiration or the acquisition of 20 percent or more of the Company’s stock. The preferred stock purchasable upon exercise of the rights will have a minimum

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferential dividend of $10.00 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of common stock. In the event of a liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment to be made per share of common stock.

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

In the event that the Company is acquired in a merger, other business combination transaction, or 50 percent or more of its assets, cashflow, or earning power are sold, proper provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

15.    401(k) Plan

The Company has a 401(k) plan. Under the plan, employees may contribute up to a maximum of $12,000 per employee in calendar year 2003. The Company matches contributions at a rate of $0.50 for each dollar deferred up to the first 6 percent of compensation. The Company made matching contributions of approximately $291,000, $207,000 and $177,000 for the years ended July 31, 2003, 2002 and 2001, respectively.

16.    Income Taxes

At July 31, 2003, the Company has available for federal tax reporting purposes, net operating loss carryforwards of approximately $245.6 million which expire through 2022 (of which approximately $18.2 million resulted from the exercise of nonqualified stock options as discussed below). The Company also has federal and state research and development credit carryforwards of approximately $9.5 million which begin to expire commencing in fiscal 2008. The Tax Reform Act of 1986 contains certain provisions that limits the Company’s ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. The Company believes it has triggered these limitation provisions.

As a result of recent legislation, the State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carryforwards for cash in exchange for foregoing the carryforward of the research and development credit. The program provides for such exchange of the research and development credits at a rate of 65 percent of the annual incremental research and development credits, as defined. During the year ended July 31, 2003, the Company filed claims to exchange their fiscal 2003 and 2002 incremental researched development credit, net of minimum capital taxes, and as a result recognized a state tax benefit of $764,000, net of estimated capital-based state taxes of approximately $248,000. During the year ended

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2002, the Company had filed a claim to exchange their fiscal 2001 incremental research and development credit and as a result recognized a state tax benefit of $700,000.

The Company follows SFAS No. 109, “Accounting for Income Taxes.” This statement requires that deferred income tax assets and liabilities reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred income tax assets are as follows (amounts in thousands):

	July 31,
	2003	2002
Deferred tax assets
Net operating loss carryforwards, federal and state	$93,463	$61,830
Tax credit carryforwards	9,486	9,640
Deferred revenues	2,864	3,100
Other	1,624	230

Total deferred tax assets	107,437	74,800
Less: Valuation allowance for deferred tax assets	(107,437)	(74,800)

	$—	$—

The exercise price of nonqualified stock options gives rise to compensation which is included in the taxable income of the applicable employees and deducted by the Company for federal and state income tax purposes. As a result of the exercise of nonqualified stock options, the Company has related net operating loss carryforwards of approximately $18.2 million which can be used to offset future taxable income, if any. When realized, the related tax benefits of these net operating loss carryforwards will be credited directly to paid in capital.

The reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended July 31,
	2003	2002	2001
Statutory rate	(34)%	(34)%	(34)%
State tax benefit, net of Federal taxes	(5)	(5)	(5)
In-process research and development	—	—	14
Amortization of goodwill	—	—	2
Research & development credits	(2)	4	(5)
Increase in deferred tax valuation allowance	40	34	28

Effective rate	(1)%	(1)%	—%

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not yet achieved profitable operations. Accordingly, management believes the tax benefits as of July 31, 2003 do not satisfy the realization criteria set forth in SFAS No. 109 and has recorded a valuation allowance for the entire deferred tax assets.

17.    Unaudited Quarterly Financial Information

The following is condensed quarterly financial information (amounts in thousands, except per share amounts):

	Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract research revenues	$323	$220	$167	$167
Operating expenses	21,869	21,362	19,402	21,590
Operating loss	(21,546)	(21,142)	(19,235)	(21,423)
Net loss applicable to common shareholders	(21,640)	(21,465)	(19,778)	(21,584)
Net loss per common share, basic and diluted	(1.19)	(1.18)	(1.09)	(1.18)

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Contract research revenues	$1,860	$3,380	$539	$757
Operating expenses	11,270	16,879	18,338	21,511
Operating loss	(9,410)	(13,499)	(17,799)	(20,754)
Net loss applicable to common shareholders	(7,789)	(10,810)	(17,105)	(20,838)
Net loss per common share, basic and diluted	(0.43)	(0.60)	(0.94)	(1.15)

18.    Subsequent Event—Sale of Common Stock

In September 2003, the Company sold 3.6 million shares of common stock for net proceeds of approximately $44 million.