Form 10-Q
period 2003-10-31
ALEXION PHARMACEUTICALS INC
filed 2003-12-12
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended October 31, 2003

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

N/A

(Former name, former address, and former fiscal year, if changed)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒  No   ☐

Common Stock, $0.0001 par value	21,893,350 shares
Class	Outstanding at December 3, 2003

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	October 31, 2003	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,920	$24,844
Marketable securities	226,392	190,566
Reimbursable contract costs	112	390
State tax receivable	871	1,012
Prepaid expenses and other current assets	2,368	2,948

Total current assets	240,663	219,760
Property, plant, and equipment, net	12,365	12,276
Goodwill	19,954	19,954
Deferred financing costs, net	1,976	2,119
Prepaid manufacturing costs	10,000	10,000
Other assets	1,363	1,968

TOTAL ASSETS	$286,321	$266,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,095	$7,560
Accrued expenses	5,040	4,312
Accrued interest	980	2,646
Note payable	3,920	—
Deferred revenue	589	589

Total current liabilities	15,624	15,107
Deferred revenue, less current portion included above	6,617	6,764
Note payable	—	3,920
Convertible subordinated notes	120,000	120,000

Total liabilities	142,241	145,791

Commitments and contingencies (see note 11)
Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 21,896 and 18,257 shares issued at October 31, 2003 and July 31, 2003, respectively	2	2
Additional paid-in capital	429,810	385,498
Accumulated deficit	(285,478)	(265,266)
Other comprehensive income	346	652
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	144,080	120,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,321	$266,077

The accompanying notes are an integral part of these consolidated financial statements

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended October 31,
	2003	2002
CONTRACT RESEARCH REVENUES	$147	$323

OPERATING EXPENSES:
Research and development	16,688	19,677
General and administrative	2,814	2,241

Total operating expenses	19,502	21,918

Operating loss	(19,355)	(21,595)
OTHER INCOME AND EXPENSE
Investment income	1,001	1,882
Interest expense	(1,929)	(1,927)

Loss before income tax benefit	(20,283)	(21,640)
STATE INCOME TAX BENEFIT	71	—

Net loss	$(20,212)	$(21,640)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.01)	$(1.19)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	19,958	18,204

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Three months ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,212)	$(21,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	860	879
Compensation expense related to grant of stock options	34	16
Change in assets and liabilities:
Reimbursable contract costs	278	566
State tax receivable	141	—
Prepaid expenses	580	(989)
Other assets	600	(224)
Accounts payable	(2,465)	(1,581)
Accrued expenses	728	523
Accrued interest	(1,666)	(1,706)
Deferred revenue	(147)	(147)

Net cash used in operating activities	(21,269)	(24,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(67,426)	(38,992)
Proceeds from maturity or sale of marketable securities	31,294	36,908
Investments in patents and licensed technology	(5)	(20)
Purchases of property, plant and equipment	(796)	(972)

Net cash used in investing activities	(36,933)	(3,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	44,278	9

Net cash provided by financing activities	44,278	9

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,924)	(27,370)

CASH AND CASH EQUIVALENTS, beginning of period	24,844	47,574

CASH AND CASH EQUIVALENTS, end of period	$10,920	$20,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,450	$3,509

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Operations -

Alexion Pharmaceuticals, Inc. (“Alexion”) was organized in 1992 and is engaged in the discovery and development of therapeutic products for the treatment of a wide array of severe disease states, including cardiovascular, hematologic and autoimmune disorders, inflammation, and cancer.

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and our wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“CFC”). All significant inter-company balances and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K Annual Report for the fiscal year ended July 31, 2003. The year-end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Accounting for Stock-Based Compensation -

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123”. SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 also mandates certain new disclosures that are incremental to those required by SFAS No. 123.

At October 31, 2003, we have two stock-based compensation plans for employees, directors and consultants of Alexion. We account for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended October 31, 2003 and 2002 (dollars in thousands, except per share amounts):

	Three months ended October 31,
	2003	2002
Net loss, as reported	$(20,212)	$(21,640)
Add: Stock-based employee compensation expense included in reported net loss	16	22
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,520)	(4,073)

Pro forma net loss	$(23,716)	$(25,691)

Net loss per share:
Basic and diluted – as reported	$(1.01)	$(1.19)
Basic and diluted – pro forma	$(1.19)	$(1.41)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

3.	Issuance of Common Stock -

In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discounts, fees and other expenses of approximately $2.9 million related to the transaction. We expect to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

4.	Procter & Gamble Pharmaceuticals Collaboration -

In January 1999, we and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense. We are recognizing a non-refundable up-front license fee of $10 million, related to our January 1999 collaboration with P&G, as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999.

In December 2001, we and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which the January 1999 collaboration was revised. Under the revised structure per the MOU, we and P&G share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, under the original collaboration, P&G was generally funding all clinical development and manufacturing costs relating to pexelizumab for the treatment of inflammation associated with cardiopulmonary bypass surgery and heart attack. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals.

We agreed to bear the first 50% of projected costs associated with the Phase III clinical trial in coronary artery bypass graft surgery (“CABG”) (called “PRIMO-CABG”) and P&G agreed to bear the second 50% as part of our revised collaboration. As of January 31, 2003 we had completed our obligation associated with the first 50% of the projected costs, and during the quarter ended October 31, 2003, P&G completed its obligation with respect to the second 50% of projected costs. In the first quarter of fiscal 2004, additional costs incurred over the original projected costs were shared equally by us and P&G. As per the revised collaboration, we and P&G will each incur 50% of any additional costs. Reimbursements received from P&G by us in connection with our services and related personnel and P&G’s 50% share are recorded as a reduction of research and development expense.

As part of the revised collaboration per the MOU, P&G agreed to continue to fund 100% of the costs for the two acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction, or heart attack, patients. We and P&G have agreed, as per the MOU, that each will share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI or CABG Phase III clinical trial costs.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

P&G has the right to terminate the collaboration or sublicense its rights at any time. If P&G terminates the collaboration, as per the MOU, P&G is required to contribute its share to agreed to obligations and costs incurred prior to the termination, but may not be required to contribute towards obligations incurred after termination. In such circumstance, as per the MOU, all rights and the exclusive license to our intellectual property related to pexelizumab would revert back to us and we would be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G. If P&G were to sublicense its rights, the sublicensee would be required to assume all of P&G’s obligations under the collaboration.

5.	Revenues -

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

6.	Net Loss Per Common Share -

We compute and present net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 5,485,145 and 4,745,841 shares of common stock at October 31, 2003 and 2002, respectively. There is no difference in basic and diluted net loss per common share for the three months ended October 31, 2003 and 2002 as the effect of common share equivalents is anti-dilutive.

7.	Accrued Research and Development Expenses -

Accrued research and development expenses are comprised of amounts owed to suppliers for research and development work performed on behalf of us. At each period end we evaluate the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available. Accrued research and development expenses were $2.8 million at October 31, 2003 and $1.1 million at July 31, 2003.

8.	Note Payable -

In February 1999, CFC purchased substantially all of the assets of the xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco International, Ltd. (“Tyco”). The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from U.S. Surgical, including the real estate, are pledged as security for this note. The principal balance under the note is due in May 2005, and accordingly was classified as a long-term obligation as of July 31, 2003. However, upon CFC’s

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note. As a result of the event of default, the note is classified as a current liability as of October 31, 2003.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that CFC operations have been suspended and that CFC is seeking to liquidate itself to fulfill its debt obligation as best as possible. CFC has further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note. CFC had discussions with Tyco regarding the potential sale of the CFC assets and application of the proceeds to CFC’s obligations under the note, as well as with regard to satisfaction of the note generally. CFC is preparing to sell off its assets to satisfy its obligations. If CFC’s assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million, are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC.

9.	Convertible Subordinated Notes -

In March 2000, we completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,555 shares of common stock, in aggregate. We incurred interest expense of approximately $1.7 million for both of the three month periods ended October 31, 2003 and 2002 related to these notes.

We incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $143,000 for both of the three month periods ended October 31, 2003 and 2002.

10.	Lonza Large-Scale Product Supply Agreement -

In January 2003, we remitted a cash advance of $7.25 million to Lonza Biologics, plc (“Lonza”) pursuant to a large-scale product supply agreement for the long-term commercial manufacture of our C5 inhibitor antibody, eculizumab. We expect to amortize this advance, along with a previously paid commitment fee of $2.75 million, over the large-scale product manufacturing production. The amounts advanced are subject to refund or forfeiture pursuant to contractual terms related to cancellation, termination, or failure to purchase a minimum volume of product. These amounts are included within prepaid manufacturing costs within the accompanying balance sheets. Under terms of the agreement for Lonza to manufacture commercial supplies of eculizumab, we could owe penalties for failure to purchase a minimum volume of product or if we terminate the agreement prior to its expiration. On a quarterly basis, we evaluate our plans to proceed with production under the agreement which depends upon our clinical development programs’ progress as well as commercialization plans. We currently intend to proceed with manufacture under the agreement. If we terminate the agreement, we could be required to complete the purchase of product scheduled for manufacture up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs.

11.	Commitments and Contingencies -

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN 34”. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Adoption of FIN 45 did not have a material impact on either our operating results or our financial position.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or use of our product candidates. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2003.

12.	Comprehensive Income (Loss) -

We report and present comprehensive income (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income (loss)). Our other comprehensive income (loss) arises from net unrealized gains (losses) on marketable securities. We have elected to display comprehensive income (loss) as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of the total comprehensive loss is as follows (dollars in thousands):

	Three months ended October 31,
	2003	2002
Net loss	$(20,212)	$(21,640)
Other comprehensive income (loss)	(306)	160

Total comprehensive loss	$(20,518)	$(21,480)

13.	Recently Issued Accounting Pronouncements -

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on our financial statements.

ALEXION PHARMACEUTICALS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” – Exhibit 99.1 to our Annual Report on Form 10-K for our fiscal year ended July 31, 2003. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2003 and the related Management’s Discussion and Analysis of Financial Conditions and Results of Operations, both of which are contained in our Annual report on Form 10-K for the fiscal year ended July 31, 2003.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including cardiovascular, hematologic and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

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

One of our antibody product candidates, pexelizumab, is an antibody fragment under development in collaboration with Procter & Gamble Pharmaceuticals, or P&G, in acute cardiovascular disorders. We completed a Phase III clinical trial of pexelizumab, known as the PRIMO-CABG trial, in approximately 3,000 patients undergoing coronary artery bypass graft surgery, or CABG, with cardiopulmonary bypass, or CPB. In November 2003, at the Late-Breaking Clinical Trials Session of the 2003 Scientific Sessions Meeting of the American Heart Association, the results of the PRIMO-CABG study were presented. As we disclosed in August 2003, there was reduction in the primary endpoint, although it was not achieved with statistical significance. The primary endpoint in this trial was a composite of the incidence of death or myocardial infarction, measured at 30 days post-procedure, in the subpopulation of patients undergoing CABG without concomitant valve surgery. However, key secondary endpoints including the same composite in the overall study population, which included all patients undergoing CABG with or without concomitant valve surgery, were achieved. While our objective to achieve statistical significance in the primary endpoint was not met, and although this trial alone may not provide a basis for us to seek approval, because of our view regarding the potential clinical benefit observed with pexelizumab in this trial, we have initiated discussions with the FDA. We expect these discussions to continue. We also expect to commence planning for a subsequent CABG clinical trial to expand upon and confirm observations from the PRIMO-CABG trial. In September 2000 the FDA granted “Fast Track” status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA.

Our other lead antibody product candidate, eculizumab, is in clinical development for the treatment of a variety of chronic inflammatory diseases. In particular, eculizumab is under evaluation in a Phase I extension study in paroxysmal nocturnal hemoglobinuria, or PNH, patients. PNH is a rare chronic blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Preliminary results from the open-label three month PNH pilot study performed in the United Kingdom were presented at the American Society of Hematology, or ASH, meeting in December 2002. In this PNH study, eculizumab was well-tolerated and associated with a 69% reduction in the need for blood transfusions, up to 81% reduction in biochemical parameters of hemolysis or destruction of red cells, and 96% reduction in clinical paroxysms. An open-label 12 month extension trial that will help us evaluate long term-safety is ongoing in which all eleven PNH patients from the original Phase I trial are participating. We are

ALEXION PHARMACEUTICALS, INC.

currently in discussion with the FDA to determine the next steps required for the Phase III development of eculizumab in PNH.

Through AAT, our wholly owned subsidiary with extensive combinatorial human and humanized antibody library technologies and expertise, we have developed important additional capabilities to discover and develop additional antibody product candidates for the treatment of inflammatory diseases and cancer.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of October 31, 2003, we had an accumulated deficit of $285.5 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force. We may need to obtain additional financing to cover these costs.

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

In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discounts, fees and other expenses of approximately $2.9 million related to the transaction. We expect to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

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

Research and development expenses - We record research and development expenses when they are incurred unless recoverable under contract. Research and development expenses include the following major types of costs: salaries and benefit costs, research license fees and various contractor costs, depreciation and amortization of lab facilities and leasehold improvements, building and utilities costs related to research space, and lab supplies. Research and development expenses can fluctuate

ALEXION PHARMACEUTICALS, INC.

significantly from milestone payments due to third parties upon the attainment or triggering of contractual milestones such as the grant of a patent, FDA filing, FDA approval, or achieving a manufacturing or sales objective. Accrued research and development expenses are comprised of amounts owed to suppliers for research and development work performed on behalf of us. At each period end we evaluate the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available.

Goodwill, net – At October 31, 2003, we carry $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron, representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

Results of Operations

A summary of revenues generated from contract research collaboration, milestone payment, and grant awards is as follows for the three months ended October 31 (dollars in thousands):

	Three months ended October 31,
	2003	2002
Collaboration/Grant Awards
P&G	$147	$170
U.S. government grants	—	153

Contract Research Revenues	$147	$323

Three Months Ended October 31, 2003

Compared with Three Months ended October 31, 2002

We earned contract research revenues of $147,000 for the three months ended October 31, 2003 and $323,000 for the same period ended October 31, 2002. The $176,000 decrease as compared to the same period a year ago, resulted primarily from the reduction in grant reimbursable billings from our various government grants as a result of our completion of the related research.

We incurred research and development expenses of $16.7 million for the three months ended October 31, 2003 and $19.7 million for the three months ended October 31, 2002. The $3.0 million decrease resulted from lower clinical trial costs of $6.0 million, due primarily to the shift to P&G of ongoing pexelizumab CABG Phase III clinical trial costs, partially offset by increased manufacturing development and activity costs of $2.6 million, and increased salaries and benefits of approximately $0.4 million. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. Our revised collaboration provides for us and P&G each to incur approximately 50% of all Phase III clinical trial, product development and manufacturing costs for pexelizumab. In addition, as part of our revised collaboration, we and P&G agreed that we would bear the first 50% of the projected PRIMO-CABG Phase III clinical trial costs and P&G would bear the second 50%. We completed our portion of the 50% of the projected cost of this arrangement for the PRIMO-CABG trials in the second quarter of fiscal year 2003, while P&G completed their portion of the 50% of the projected cost of this arrangement in the first quarter of fiscal year 2004. P&G thus bore the major share of costs in the first quarter of fiscal year 2004 as compared to the same period a year ago. In the first quarter of fiscal year 2004, additional costs incurred over the original projected costs were shared equally by us and P&G. As per the revised collaboration, we and P&G will each incur 50% of any additional costs.

ALEXION PHARMACEUTICALS, INC.

Our general and administrative expenses were $2.8 million for the three months ended October 31, 2003 and $2.2 million for the three months ended October 31, 2002. This increase resulted principally from increased headcount and compensation of approximately $350,000 and increased costs associated with our pre-marketing and business development activities of approximately $100,000 to support continued growth of our operations, as well as increased directors and officers insurance of approximately $110,000.

Total operating expenses were $19.5 million and $21.9 million for the three months ended October 31, 2003 and 2002, respectively.

Investment income was $1.0 million for the three months ended October 31, 2003 and $1.9 million for the three months ended October 31, 2002. The decrease in investment income of $0.9 million resulted primarily from lower principal and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes and our note payable to Tyco, was $1.9 million for the quarters ended October 31, 2003 and 2002.

For the three months ended October 31, 2003, we recorded an income tax benefit of approximately $71,000. The benefit is the result of legislation passed in August 2003 by the state of Connecticut that allows for the research and development tax credit exchange program for 2004. The legislation allows companies to exchange research and development tax credits earned in the tax year for a cash refund from the state at the rate of 65% of the research tax credit, as defined.

As a result of the above factors, we incurred a net loss of $20.2 million or $1.01 basic and diluted net loss per common share for the three months ended October 31, 2003 compared to a net loss of $21.6 million or $1.19 basic and diluted net loss per common share for the three months ended October 31, 2002.

Liquidity and Capital Resources

As of October 31, 2003, cash, cash equivalents, and marketable securities were $237.3 million compared with $215.4 million at July 31, 2003. The increase was primarily due to selling additional shares of our common stock, partially offset by funding operating activities.

Net cash used in operating activities for the three months ended October 31, 2003 was $21.3 million. This consisted primarily of our net loss of $20.2 million and a decrease in accounts payable and accrued interest of $4.1 million.

Net cash used in investing activities for the three months ended October 31, 2003 was $36.9 million. This included $36.1 million of purchases of marketable securities, net of proceeds from maturity or sale of marketable securities, and $0.8 million of property, plant and equipment additions.

Net cash provided by financing activities for the three months ended October 31, 2003 was $44.3 million, which includes proceeds from stock option exercises and the sale of common stock. In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discounts, fees and other expenses of approximately $2.9 million related to the transaction. We expect to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

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

ALEXION PHARMACEUTICALS, INC.

Our contractual obligations include our $120 million of convertible subordinated notes due March 2007, along with interest payments, our annual payments of approximately $2.2 million for operating leases, principally for facilities and equipment, and, an open letter of credit of $200,000 which serves as a security deposit on our facility in Cheshire, Connecticut. In addition, our wholly owned subsidiary Columbus Farming Corporation, or CFC, is the payer under a $3.9 million note, which is classified as a current liability as of October 31, 2003 (see below).

Our commercial commitments consist of cancelable research and development, clinical development and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon our clinical development programs’ progress as well as our commercialization plans. Under the terms of our agreement with Lonza Biologics plc, or Lonza, for the manufacture of commercial supplies of eculizumab, we could owe penalties for failure to purchase a minimum manufacturing capacity volume or if we terminate the agreement prior to its expiration. If we terminate the agreement, we could be required to pay for unused contracted or scheduled manufacturing capacity usage for up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of any unused portion of prepaid manufacturing costs. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change. Further, under terms of our Memorandum of Understanding with Procter & Gamble Pharmaceuticals, we may be obligated to reimburse P&G for 50% of cancellation costs under P&G’s third-party pexelizumab manufacturing contract. Our portion of those cancellation costs could amount up to $9.8 million.

Additional payments, aggregating up to $49 million, would be required if we elect to continue development under our current pre-clinical development programs and if specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next three years.

The following table summarizes our current contractual obligations and the effect such obligations and projected commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. This assumes non-termination of agreements and does not include the aforementioned milestone payments ($ amounts in millions):

	Total for remainder of fiscal 2004	2005	2006	2007	2008	2009 and thereafter
Contractual obligations:
Subordinated convertible notes	$—	$—	$—	$120.0	$—	$—
Note payable	3.9	—	—	—	—	—
Interest payments	3.6	6.9	6.9	6.9	—	—
Operating leases	1.6	2.3	2.4	2.5	2.1	6.1

Total contractual obligations	$9.1	$9.2	$9.3	$129.4	$2.1	$6.1

Commercial commitments:
Clinical and manufacturing development	$11.6	$25.6	$23.4	$23.7	$24.1	$—
Licenses	0.4	0.4	0.5	0.6	0.8	—
Research and development	0.3	0.1	—	—	—	—

Total commercial commitments	$12.3	$26.1	$23.9	$24.3	$24.9	$—

ALEXION PHARMACEUTICALS, INC.

Interest on our $120 million 5.75% convertible subordinated notes due March 15, 2007 is payable semi-annually in September and March of each year. The holders may convert all or a portion of the notes into common stock any time on or before March 15, 2007 at a conversion price of $106.425 per common share. Beginning March 20, 2003, we may redeem some or all of the notes per the declining redemption prices listed for the notes. We may also elect to pay the repurchase price for some or all the notes in cash or common stock. Our 5.75% convertible subordinated notes due March 2007 are trading at a discount to their face amounts. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity; we may, from time to time, depending on market conditions, repurchase some of our outstanding convertible debt for cash, exchange debt for shares of our common stock, preferred stock, debt or other consideration, or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges would significantly exceed that number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of our common stock. There can be no assurance that we will repurchase or exchange any outstanding convertible debt.

In February 1999, CFC purchased substantially all of the assets of the xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco International, Ltd., or Tyco. The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from U.S. Surgical, including the real estate, are pledged as security for this note. The principal balance under the note was due in May 2005, and accordingly was classified as a long-term obligation as of July 31, 2003. However, upon CFC’s failure to make its quarterly payment due to Tyco in August 2003, CFC defaulted on the note. As a result of the event of default, the note is classified as a current liability as of October 31, 2003.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that CFC operations have been suspended and that CFC is seeking to liquidate itself to fulfill its debt obligation as best as possible. CFC has further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note. CFC had discussions with Tyco regarding the potential sale of the CFC assets and application of the proceeds to CFC’s obligations under the note, as well as with regard to satisfaction of the note generally. CFC is preparing to sell off its assets to satisfy its obligations. If CFC’s assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC.

In January 1999, we entered into a collaboration with P&G with respect to the joint development of pexelizumab. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure per the MOU, we and P&G share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales to the rest of the world, if any. We are responsible for paying royalties and licensing fees on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not for previously agreed sales milestones and we will generally forego further research and development support payments from P&G.

We agreed to bear the first 50% of original projected costs associated with the Phase III clinical trials in coronary artery bypass graft surgery, or CABG, called PRIMO-CABG and P&G agreed to bear the second 50% of such costs as part of our revised collaboration. As of January 31, 2003, we had completed our obligation associated with the first 50% of the projected costs. During the quarter ended October 31, 2003, P&G completed its obligation with

ALEXION PHARMACEUTICALS, INC.

respect to the second 50% of projected costs. In the first quarter of fiscal year 2004, additional costs incurred over the original projected costs were shared equally by us and P&G. As per the revised collaboration, we and P&G will each incur 50% of any additional costs. Reimbursements received from P&G in connection with our services and related personnel and P&G’s 50% share are recorded as a reduction of research and development expense.

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

P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. If P&G terminates the collaboration, as per the MOU, P&G is required to contribute its share of mutually agreed upon obligations and costs incurred prior to termination, but may not be required to contribute towards costs incurred after termination. In such circumstance, as per the MOU, all rights and the exclusive license to our intellectual property related to pexelizumab would revert back to us and we would be entitled to all future pexelizumab revenues, if any, without any sharing of revenues, if any, with P&G. If P&G were to sublicense its rights, the sublicensee would be required to assume all of P&G’s obligations under the collaboration. The MOU does not contemplate any payments to P&G in the event P&G were to terminate the collaboration; however, P&G might seek to negotiate such a payment and has the right to sublicense its MOU rights, rather than terminate the collaboration. We rely heavily on P&G for the development, manufacture and potential commercialization of pexelizumab. Termination of our agreement by P&G or sublicense of its collaboration rights could cause significant delays in the development, manufacture and potential commercialization of pexelizumab and result in substantial additional cost to us.

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

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, additional capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, securing commercial contract manufacturing capacity, and marketing and sales in order to commercialize our products currently under development. Furthermore, we will owe royalties to parties we have licensed intellectual property from, or may in the future license intellectual property from, in connection with the development, manufacture or sale or our products.

In addition to milestone payments we may receive from our collaboration with P&G and our interest and investment income that are subject to market interest rate fluctuations, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of all of our product candidates. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. Our additional financing may include public or private debt or equity offerings, equity line facilities, bank loans, collaborative research and development arrangements with corporate partners, and/or the sale or licensing of some of our property. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing when and if required could require us to delay, scale

ALEXION PHARMACEUTICALS, INC.

back or eliminate certain research and product development programs or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise undertake ourselves, any of which could have a material adverse effect.

Item 3.	Quantitative and Qualitative Disclosure about Market Risks.

We account for our marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). All of our cash equivalents and marketable securities are treated as available-for-sale under SFAS 115.

Investments in fixed rate interest earning instruments carry a degree of interest risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse risk exposure. A 10% increase or decrease in market interest rates on our 5.75% Subordinated Convertible Notes would result in no material impact on our notes. The marketable securities as of October 31, 2003, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 2003 was approximately 1.3%. The fair value of marketable securities held at October 31, 2003 was $226.4 million.

Item 4.	Controls and Procedures.

Our management, including the Chief Executive Officer and Chief Operating Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in our periodic SEC filings. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ALEXION PHARMACEUTICALS, INC.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

31.2 Certification by David W. Keiser, President and Chief Operating Officer of Alexion Pharmaceuticals, Inc., pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

32.2 Certification by David W. Keiser, President and Chief Operating Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2003.

(b) Form 8-K

Report on Form 8-K, filed on August 4, 2003, disclosing preliminary results of the Phase III PRIMO-CABG Trial.

Report on Form 8-K, filed on September 12, 2003, announcing the public offering of 3.6 million shares of our common stock at $13 per share.

Report on Form 8-K, filed on September 16, 2003, filing the opinion of Fulbright & Jaworski L.L.P. as Exhibit 5.1 to our registration statement on Form S-3 (Registration No. 333-47594) in connection with the sale of the 3.6 million shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: December 11, 2003	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: December 11, 2003	By:	/s/ David W. Keiser
David W. Keiser President and Chief Operating Officer (principal financial officer)

Date: December 11, 2003	By:	/s/ Barry P. Luke
Barry P. Luke Vice President of Finance and Administration (principal accounting officer)