Form 10-Q/A
period 2004-01-31
ALEXION PHARMACEUTICALS INC
filed 2004-03-31
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Form 10-Q/A is to amend and restate in its entirety Items 1 and 2 of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 entitled “Consolidated Financial Statements (Unaudited)” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This restatement is the result of management’s subsequent determination that the abandonment of our UniGraft xenotransplantation program which included our wholly owned subsidiary, Columbus Farming Corporation (CFC), was the cessation of a discrete research and development program and not a discontinuation of an operation. Accordingly, the accompanying consolidated financial statements and management’s discussion and analysis of financial condition and results of operations have been restated so as not to show CFC as a discontinued operation. Such restatement, which affects only the classification of certain items in our unaudited financial statements, has no net impact on our net loss or net loss per share and no material impact on working capital. The financial information previously reported and the amounts as restated are shown in Note 15 to this Amendment No. 1 to this Form 10-Q. This Amendment No. 1 to Form 10-Q does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith.

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	January 31, 2004	July 31, 2003
	(as restated, see Note 15)	(as restated, see Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$10,532	$24,844
Marketable securities	212,691	190,566
Reimbursable contract costs	92	390
State tax receivable	933	1,012
Prepaid expenses and other current assets	2,946	2,948

Total current assets	227,194	219,760

Property, plant, and equipment, net	10,577	12,276
Assets held for sale	1,210	—
Goodwill	19,954	19,954
Deferred financing costs, net	1,833	2,119
Prepaid manufacturing costs	10,000	10,000
Other assets	1,351	1,968

TOTAL ASSETS	$272,119	$266,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,985	$7,560
Accrued expenses	2,904	4,312
Accrued interest	2,764	2,646
Deferred revenue	589	589
Deferred research and development payments	188	—
Note payable (See Note 9)	3,920	—

Total current liabilities	18,350	15,107
Deferred revenue, less current portion included above	6,470	6,764
Deferred research and development payments, less current portion included above	1,296	—
Note payable (See Note 9)	—	3,920
Convertible subordinated notes	120,000	120,000

Total liabilities	146,116	145,791

Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 21,959 and 18,257 shares issued at January 31, 2004 and July 31, 2003, respectively	2	2
Additional paid-in capital	430,419	385,498
Accumulated deficit	(304,025)	(265,266)
Other comprehensive income	207	652
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	126,003	120,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,119	$266,077

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2004	2003	2004	2003
	(as restated, see Note 15)	(as restated, see Note 15)	(as restated, see Note 15)	(as restated, see Note 15)
CONTRACT RESEARCH REVENUES	$147	$220	$294	$543

OPERATING EXPENSES:
Research and development	14,524	18,667	31,212	38,439
General and administrative	3,300	2,754	6,114	4,900

Total operating expenses	17,824	21,421	37,326	43,339

Operating loss	(17,677)	(21,201)	(37,032)	(42,796)

OTHER INCOME AND EXPENSE
Investment income	994	1,662	1,995	3,544
Interest expense	(1,926)	(1,926)	(3,855)	(3,853)

Loss before state tax benefit	(18,609)	(21,465)	(38,892)	(43,105)
State tax benefit	62	—	133	—

Net loss	$(18,547)	$(21,465)	$(38,759)	$(43,105)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.85)	$(1.18)	$(1.85)	$(2.37)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	21,893	18,207	20,924	18,206

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Six months ended January 31,
	2004	2003
	(as restated, see Note 15)	(as restated, see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,759)	$(43,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,737	1,809
Compensation expense related to grant of stock options	57	67
Change in assets and liabilities:
Reimbursable contract costs	298	474
State tax receivable	79	—
Prepaid expenses	2	(635)
Other assets	601	(176)
Prepaid manufacturing costs	—	(7,250)
Accounts payable	425	(3,554)
Accrued expenses	(1,408)	(1,312)
Accrued interest	118	19
Deferred revenue	(294)	(251)
Deferred research and development payments	1,484	—

Net cash used in operating activities	(35,660)	(53,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(72,539)	(49,667)
Proceeds from maturity or sale of marketable securities	49,969	109,649
Investments in patents and licensed technology	(5)	(27)
Purchases of property, plant and equipment	(941)	(1,364)

Net cash provided by (used in) investing activities	(23,516)	58,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	44,864	50

Net cash provided by financing activities	44,864	50

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,312)	4,727

CASH AND CASH EQUIVALENTS, beginning of period	24,844	47,574

CASH AND CASH EQUIVALENTS, end of period	$10,532	$52,301

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,450	$3,568

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

The accompanying consolidated financial statements include Alexion Pharmaceuticals, Inc. and our wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“CFC”). All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year operating expenses for the three and six months ended January 31, 2003 to conform prior year expense classifications to current year expense classifications. With the abandonment of our UniGraft xenotransplantation research and development program in fiscal 2003, CFC activities were suspended (see Note 9). As further discussed in Note 15, these financial statements have been restated as a result of management’s determination that the abandonment of our UniGraft xenotransplantation program which included our wholly owned subsidiary, Columbus Farming Corporation (CFC), was the cessation of a discrete research and development program and not a discontinuation of an operation.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

5. XOMA Ltd. Collaboration

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

6. Revenues -

Our current revenue is deferred revenue from cash received from P&G (see Note 4). The prior fiscal year includes deferred revenue from P&G and revenue from government grants.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

7. Net Loss Per Common Share -

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

8. Accrued Research and Development Expenses -

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

9. Note Payable

In February 1999, CFC purchased substantially all of the assets of the UniGraft xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco International, Ltd. (“Tyco”). The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from Tyco, including the real estate, are pledged as security for this note. The principal balance under the note is due in May 2005, and accordingly was classified as a long-term obligation as of July 31, 2003. However, upon CFC’s failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note. As a result of the event of default, the note is classified as a current liability as of January 31, 2004. We continue to recognize CFC’s interest expense on the note payable as such obligations have not been discharged.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been suspended. CFC is seeking to liquidate itself to fulfill its debt obligation in whole or in part. CFC further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note. During the quarter ended January 31, 2004, we and Tyco initiated a plan to sell or liquidate CFC’s assets in their present condition. If CFC’s assets, consisting of property, plant and

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

equipment with a current estimated fair value of $1.2 million, are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC. As of January 31, 2004 we have classified the property, plant and equipment of CFC as assets held for sale as per the guidelines set forth in SFAS No. 144.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

15. Explanatory Note for Restatement -

This restatement is the result of management’s subsequent determination that the abandonment of our UniGraft xenotransplantation program which included our wholly owned subsidiary, Columbus Farming Corporation (CFC), was the cessation of a discrete research and development program and not a discontinuation of an operation. Accordingly, the accompanying consolidated financial statements and management’s discussion and analysis of financial condition and results of operations have been restated so as not to show CFC as a discontinued operation. Such restatement, which affects only the classification of certain items in the Company’s unaudited financial statements, has no net impact on the Company’s net loss or net loss per share and no material impact on working capital.

The following summarized financial information shows the amounts previously reported and the amounts as restated.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	January 31, 2004	January 31, 2004	July 31, 2003	July 31, 2003
	(previously reported)	(as restated)	(previously reported)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,525	$10,532	$24,816	$24,844
Marketable securities	212,691	212,691	190,566	190,566
Reimbursable contract costs	92	92	390	390
State tax receivable	933	933	1,012	1,012
Prepaid expenses and other current assets	2,946	2,946	2,939	2,948
Assets of discontinued operations held for sale	1,217	—	1,247	—

Total current assets	228,404	227,194	220,970	219,760

Property, plant, and equipment, net	10,577	10,577	11,066	12,276
Assets held for sale	—	1,210	—	—
Goodwill	19,954	19,954	19,954	19,954
Deferred financing costs, net	1,833	1,833	2,119	2,119
Prepaid manufacturing costs	10,000	10,000	10,000	10,000
Other assets	1,351	1,351	1,968	1,968

TOTAL ASSETS	$272,119	$272,119	$266,077	$266,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,985	$7,985	$7,560	$7,560
Accrued expenses	2,904	2,904	4,312	4,312
Accrued interest	2,587	2,764	2,587	2,646
Deferred revenue	589	589	589	589
Deferred research and development payments	188	188	—	—
Liabilities of discontinued operations held for sale	4,097	—	59	—
Note payable (see Note 9) (Previously reported as liability of discontinued operations held for sale)	—	3,920	—	—

Total current liabilities	18,350	18,350	15,107	15,107

Deferred revenue, less current portion included above	6,470	6,470	6,764	6,764
Deferred research and development payments, less current portion included above	1,296	1,296	—	—
Note payable (See Note 9)	—	—	3,920	3,920
Convertible subordinated notes	120,000	120,000	120,000	120,000

Total liabilities	146,116	146,116	145,791	145,791

Total stockholders’ equity	126,003	126,003	120,286	120,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,119	$272,119	$266,077	$266,077

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended January 31,		Three months ended January 31,		Six months ended January 31,		Six months ended January 31,
	2004	2004	2003	2003	2004	2004	2003	2003
	(previously reported)	(as restated)	(previously reported)	(as restated)	(previously reported)	(as restated)	(previously reported)	(as restated)
CONTRACT RESEARCH REVENUES	$147	$147	$220	$220	$294	$294	$543	$543

OPERATING EXPENSES:
Research and development	14,565	14,524	18,243	18,667	31,212	31,212	37,436	38,439
General and administrative	3,300	3,300	2,754	2,754	6,114	6,114	4,900	4,900

Total operating expenses	17,865	17,824	20,997	21,421	37,326	37,326	42,336	43,339

Operating loss	(17,718)	(17,677)	(20,777)	(21,201)	(37,032)	(37,032)	(41,793)	(42,796)

OTHER INCOME AND EXPENSE
Investment income	994	994	1,662	1,662	1,995	1,995	3,544	3,544
Interest expense	(1,867)	(1,926)	(1,867)	(1,926)	(3,737)	(3,855)	(3,735)	(3,853)

Loss before state tax benefit	(18,591)	(18,609)	(20,982)	(21,465)	(38,774)	(38,892)	(41,984)	(43,105)
State tax benefit	62	62	—	—	133	133	—	—

Net loss from continuing operations	(18,529)		(20,982)		(38,641)		(41,984)
Loss from discontinued operations of Columbus Farming Corporation	(18)		(483)		(118)		(1,121)

Net loss	$(18,547)	$(18,547)	$(21,465)	$(21,465)	$(38,759)	$(38,759)	$(43,105)	$(43,105)

BASIC AND DILUTED NET LOSS PER SHARE:
Loss from continuing operations	$(0.85)		$(1.15)		$(1.84)		$(2.31)
Loss from discontinued operations of Columbus Farming Corporation	$—		$(0.03)		$(0.01)		$(0.06)

NET LOSS PER SHARE	$(0.85)	$(0.85)	$(1.18)	$(1.18)	$(1.85)	$(1.85)	$(2.37)	$(2.37)

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Six months ended January 31,		Six months ended January 31,
	2004	2004	2003	2003
	(previously reported)	(as restated)	(previously reported)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,759)	$(38,759)	$(43,105)	$(43,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	118	—	1,121	—
Depreciation and amortization	1,737	1,737	1,567	1,809
Compensation expense related to grant of stock options	57	57	67	67
Change in assets and liabilities:
Reimbursable contract costs	298	298	474	474
State tax receivable	79	79	0	0
Prepaid expenses	(7)	2	(628)	(635)
Other assets	601	601	(176)	(176)
Prepaid manufacturing costs	—	—	(7,250)	(7,250)
Accounts payable	425	425	(3,440)	(3,554)
Accrued expenses	(1,408)	(1,408)	(1,296)	(1,312)
Accrued interest	—	118	(1)	19
Deferred revenue	(294)	(294)	(251)	(251)
Deferred research and development payments	1,484	1,484	–	–

Net cash used in operating activities (previously reported as net cash used in continuing operations)	(35,669)	(35,660)	(52,918)	(53,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(72,539)	(72,539)	(49,667)	(49,667)
Proceeds from maturity or sale of marketable securities	49,969	49,969	109,649	109,649
Investments in patents and licensed technology	(5)	(5)	(27)	(27)
Purchases of property, plant and equipment	(941)	(941)	(1,299)	(1,364)

Net cash provided by (used in) investing activities	(23,516)	(23,516)	58,656	58,591

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	44,864	44,864	50	50

Net cash provided by financing activities	44,864	44,864	50	50

Net cash provided by (used in) discontinued operations	30	—	(980)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,291)	(14,312)	4,808	4,727

CASH AND CASH EQUIVALENTS, beginning of period	24,816	24,844	47,522	47,574

CASH AND CASH EQUIVALENTS, end of period	$10,525	$10,532	$52,330	$52,301

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

The purpose of this Form 10-Q/A is to amend and restate in its entirety Items 1 and 2 of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 entitled “Consolidated Financial Statements (Unaudited)” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For additional information regarding the restatement, please refer to Note 15 to the “Consolidated Financial Statements (Unaudited)” included in Item 1. All applicable financial information presented in this Item 2 has been restated to take into account the effects of the restatement described in Note 15 to the “Consolidated Financial Statements (Unaudited).”

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

Results of Operations

Certain reclassifications have been made to prior year operating expenses for the three and six months ended January 31, 2003 to conform prior year expense classifications to current year expense classifications.

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

We incurred research and development expenses of $14.5 million for the three months ended January 31, 2004 and $18.7 million for the three months ended January 31, 2003. The $4.2 million decrease resulted primarily from lower clinical trial costs of approximately $6.7 million due principally to the completion of the pexelizumab Phase III PRIMO-CABG clinical trial and to the shift to P&G of CABG Phase III clinical trial costs, as well as lower clinical trial costs for eculizumab. As part of our collaboration with P&G, we and P&G agreed that we would bear the first 50% of the projected PRIMO-CABG Phase III clinical trial costs and P&G would bear the second 50%. We completed our portion of the 50% of the projected cost of this arrangement for the PRIMO-CABG trials in the second quarter of fiscal year 2003, while P&G completed their portion of the 50% of the projected cost of this arrangement in the first quarter of fiscal year 2004. Per the collaboration, in the second quarter of fiscal year 2004, additional costs incurred over the original projected costs were shared equally by us and P&G. Additionally, Columbus Farming Corporation (“CFC”) did not incur research and development expenses in the second quarter of fiscal 2004 because its activities were suspended due to the abandonment of our UniGraft xenotransplantation program in the prior year. CFC did incur $0.4 million of research and development expenditures in the second quarter of fiscal 2003. Partially offsetting the decrease in clinical costs and CFC costs were increased manufacturing development and activity costs of $2.5 million and headcount and compensation cost increases of approximately $0.4 million.

ALEXION PHARMACEUTICALS, INC.

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

Total operating expenses were $17.8 million and $21.2 million for the three months ended January 31, 2004 and 2003, respectively.

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

As a result of the above factors, we incurred a net loss of $18.5 million, or $0.85 basic and diluted net loss per common share, for the three months ended January 31, 2004, compared to a net loss of $21.5 million, or $1.18 basic and diluted net loss per common share, for the three months ended January 31, 2003.

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

We incurred research and development expenses of $31.2 million for the six months ended January 31, 2004 and $38.4 million for the six months ended January 31, 2003. The $7.2 million decrease resulted primarily from lower clinical trial costs of $12.9 million due principally to the completion of the pexelizumab Phase III PRIMO-CABG clinical trial and to the shift to P&G of CABG Phase III clinical trial costs as stated above. Additionally, CFC did not incur research and development expenses during the first six months of fiscal 2004 because its activities were suspended. CFC did incur $1.0 million of research and development expenditures in the first six months of fiscal 2003. Partially offsetting the decrease in clinical costs and CFC costs were increased manufacturing development and activity costs of $5.8 million and increased headcount and compensation costs of approximately $0.9 million. We believe research and development expenses will increase due to the preparation and expected initiation of a confirmatory pivotal Phase III clinical trial with pexelizumab in CABG patients, a pivotal Phase III clinical trial with pexelizumab in AMI patients receiving angioplasty, and a pivotal Phase III program with eculizumab in PNH patients.

Our general and administrative expenses were $6.1 million for the six months ended January 31, 2004 and $4.9 million for the six months ended January 31, 2003. The increase of $1.2 million resulted principally from growth of our operations and increased headcount and compensation cost increases of approximately $660,000, increased costs associated with our pre-marketing and business development activities of approximately $320,000, as well as an increase in directors and officers liability insurance of approximately $230,000.

ALEXION PHARMACEUTICALS, INC.

Total operating expenses were $37.3 million and $43.3 million for the six months ended January 31, 2004 and 2003, respectively.

Investment income was $2.0 million for the six months ended January 31, 2004 and $3.5 million for the six months ended January 31, 2003. The decrease in investment income of $1.5 million resulted primarily from lower principal and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $3.9 million for the six months ended January 31, 2004 and 2003.

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

Net cash used in operating activities for the six months ended January 31, 2004 was $35.7 million. This consisted primarily of our net loss of $38.8 million partially offset by increase deferred research and development payments and the add back of non-cash expenses such as depreciation. The increase in deferred research and development payments is due to the $1.5 million non-refundable payment received from XOMA.

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

Our contractual obligations include our $120 million of convertible subordinated notes due March 2007, along with interest payments, our annual payments of approximately $2.2 million for operating leases, principally for

ALEXION PHARMACEUTICALS, INC.

facilities and equipment, and an open letter of credit of $200,000 which serves as a security deposit on our facility in Cheshire, Connecticut. In addition, CFC is the payer under a $3.9 million note, which is classified as a current liability as of January 31, 2004.

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

The following table summarizes our current contractual obligations as of January 31, 2004 and the effect such obligations and projected commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. This assumes non-termination of agreements and does not include the aforementioned milestone payments ($ amounts in millions):

	Total for remainder of fiscal 2004
		2005	2006	2007	2008
						2009 and thereafter
Contractual obligations:
Convertible subordinated notes	$—	$—	$—	$120.0	$—	$—
Note payable	3.9	—	—	—	—	—
Interest payments	3.5	6.9	6.9	6.9	—	—
Operating leases	1.1	2.3	2.4	2.5	2.1	6.1

Total contractual obligations	$8.5	$9.2	$9.3	$129.4	$2.1	$6.1

Commercial commitments:
Clinical and manufacturing development	$6.5	$19.7	$21.9	$20.7	$20.7	$—
Licenses	0.4	0.4	0.5	0.6	0.8	—
Research and development	0.3	0.1	—	—	—	—

Total commercial commitments	$7.2	$20.2	$22.4	$21.3	$21.5	$—

ALEXION PHARMACEUTICALS, INC.

Note Payable

In February 1999, CFC purchased substantially all of the assets of the UniGraft xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco International, Ltd. (“Tyco”). The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from Tyco, including the real estate, are pledged as security for this note. The principal balance under the note is due in May 2005, and accordingly was classified as a long-term obligation as of July 31, 2003. However, upon CFC’s failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note. As a result of the event of default, the note is classified as a current liability as of January 31, 2004.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program has been abandoned and CFC activities have been suspended. CFC is seeking to liquidate itself to fulfill its debt obligation in whole or in part. CFC further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note. During the quarter ended January 31, 2004, we and Tyco initiated a plan to sell or liquidate CFC’s assets in their present condition. We expect the sale or liquidation of the assets to take place within one year. If CFC’s assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million, are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC.

Long-term Debt – Convertible Subordinated Notes

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

ALEXION PHARMACEUTICALS, INC.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1 Certification by Leonard Bell, M.D., Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

31.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

32.1 Certification by Leonard Bell, M.D., Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

32.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: March 30, 2004	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: March 30, 2004	By:	/s/ David W. Keiser
David W. Keiser
President and Chief Operating Officer

Date: March 30, 2004	By:	/s/ Carsten Boess
Carsten Boess
Vice President and Chief Financial Officer (principal financial officer)

Date: March 30, 2004	By:	/s/ Barry P. Luke
Barry P. Luke
Vice President of Finance and Administration (principal accounting officer)