Form 10-K/A
period 2003-07-31
ALEXION PHARMACEUTICALS INC
filed 2004-05-06
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Explanatory Note

The purpose of this amendment is to amend and restate in its entirety Item 7 of our Form 10-K for the fiscal year ended July 31, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in response to comments received from the Securities and Exchange Commission. This amendment to our Form 10-K does not reflect events occurring after the filing of our original Form 10-K or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to our Form 10-K as originally filed or the exhibits filed therewith.

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

Our two lead product candidates are therapeutic antibodies that address specific diseases that arise when the human immune system produces inflammation in the human body. Antibodies are proteins that bind specifically to selected targets, or antigens, in the body. After the antibody binds to its target, it may activate the body’s immune system against the target, block activities of the target or stimulate activities of the target. We are currently examining our two lead antibody product candidates in a variety of clinical development programs. We are developing pexelizumab in collaboration with Procter & Gamble Pharmaceuticals, or P&G, and rely on P&G for the timely development and potential commercialization of pexelizumab

Currently, none of our drug product candidates is available for commercial sale. All of our potential products are in clinical or pre-clinical development and the status of each of our lead product candidates is set forth, by indication, in Item 1 of this Report under the heading “Product Development Programs.”

Successful completion of development of a product candidate is contingent on numerous risks, uncertainties and other factors which are described in detail in the risk factors which are attached as Exhibit 99.1 to this Report. These factors include:

•	completion of pre-clinical and clinical trials of the product candidate with scientific results that support further development and/or regulatory approval

•	receipt of necessary regulatory approvals

•	obtaining adequate supplies of product candidates on commercially reasonable terms

•	obtaining capital necessary to fund our operations, including our research and development efforts, manufacturing requirements and clinical trials

•	performance of third-party collaborators, particularly Procter & Gamble Pharmaceuticals, on whom we rely heavily for the co-development and commercialization of one of our lead product candidates

•	performance of third-party manufacturers, particularly Lonza Biologics, on whom we rely heavily for the manufacture of one of our lead product candidates

•	obtaining manufacturing, sales and marketing capabilities for which we presently have limited resources

As a result of the amount and nature of these factors, many of which are outside of our control, the success, timing of completion, and ultimate cost, of development of any of our product candidates is highly uncertain and cannot be estimated with any degree of certainty. The timing and cost to complete drug trials alone may be impacted by, among other things,

•	slow patient enrollment;

•	long treatment time required to demonstrate effectiveness;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested; and

•	lack of sufficient funds.

If we do not successfully complete clinical trials, we will not receive regulatory approval to market our drug products. If we do not obtain and maintain regulatory approval for our products, we will not generate any revenues from the sale of our products and the value of our company and our financial condition and results of operations will be substantially harmed.

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

Goodwill—At July 31, 2003, we carried $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron (see Financial Note No. 3 ), representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

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

During fiscal year 2003, we incurred research and development expenses of $71.0 million. For fiscal years 2002 and 2001, we incurred research and development expenses of $60.0 million and $38.9 million, respectively. We track our research and development costs by category incurred rather than by project. Our research and development costs consist primarily of personnel, benefits, clinical trial costs and other clinical related costs, manufacturing development and manufacturing costs, discovery research costs, depreciation expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for fiscal years 2003, 2002, and 2001. ($ in thousands):

	2003	2002	2001
	($ in thousands)
Research and Development Expenses:
Payroll and benefits	$13,613	$11,044	$9,385
Clinical development	25,122	19,778	10,049
Manufacturing development and manufacturing	17,405	13,017	7,745
Discovery research	8,242	10,339	6,979
Operating and occupancy	3,911	3,126	2,722
Depreciation and amortization	2,749	2,701	1,991

Total Research and Development	$71,042	$60,005	$38,871

The increase in research and development expenses for fiscal year 2003 as compared to 2002 was due to greater clinical trial costs while sustaining greater manufacturing costs for our two lead product candidates – pexelizumab and eculizumab. Our agreement with P&G to bear the first 50% of the Phase III pexelizumab PRIMO-CABG trial costs, along with our concurrent clinical trials with eculizumab in PNH, rheumatoid arthritis, and membranous nephritis patients, resulted in higher clinical trial costs in fiscal 2003 as compared to 2002, although we had completed in January 2003 our obligations associated with incurring the first 50% of the projected PRIMO-CABG trial costs. In addition, we incurred higher payroll and benefit costs, higher operating and occupancy costs, and higher depreciation costs due to the continued growth of our company in personnel, increased space and equipment, and higher rent and occupancy costs. These increases were partially offset by lower discovery costs as we concentrated more of our resources on our two lead product candidates – pexelizumab and eculizumab – as well as our decision to terminate the Unigraft xenotransplantation program. The increase in research and development expenses for fiscal year 2002 as compared to 2001 was attributable to higher clinical trial costs associated primarily with the Phase III pexelizumab PRIMO-CABG trial (enrollment began in January 2002) as a result of the revised collaboration agreement with P&G which required us to share in the pexelizumab development costs and greater clinical manufacturing costs associated with our two lead product candidates. In addition, we had increased payroll and benefit costs, higher operating and occupancy costs, and higher depreciation costs due to the continued growth of our company in personnel, increased space and equipment, and higher rent and occupancy costs. Discovery costs were higher for 2002 as compared to 2001 due to the fact that we funded a greater amount of external research as well as increased costs associated with the Unigraft xenotransplantation program prior to the decision to terminate the program.

We expect that subject to the outcome of discussions regarding potential further clinical development requirements for pexelizumab, our overall research and development expenses in fiscal 2004 will decrease due to lower clinical trial study costs resulting from the Phase III PRIMO-CABG clinical trial completion. This will, however, be offset by increased manufacturing development, scale-up and manufacturing activities costs associated with our two lead C5 inhibitor candidates, pexelizumab and eculizumab. However, clinical and manufacturing activities costs are highly dependent upon the initiation, performance and enrollment of clinical trials.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2004.

ALEXION PHARMACEUTICALS, INC.

By:	/S/ LEONARD BELL

Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer

By:	/S/ DAVID W. KEISER

David W. Keiser President and Chief Operating Officer