Form 10-Q
period 2004-04-30
ALEXION PHARMACEUTICALS INC
filed 2004-06-04
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended April 30, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Common Stock, $0.0001 par value	22,020,751 shares
Class	Outstanding at June 1, 2004

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	April 30, 2004	July 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$74,560	$24,844
Marketable securities	129,613	190,566
Reimbursable contract costs	64	390
State tax receivable	1,121	1,012
Prepaid expenses and other current assets	3,444	2,948

Total current assets	208,802	219,760
Property, plant, and equipment, net	10,270	12,276
Assets held for sale	1,210	—
Goodwill	19,954	19,954
Deferred financing costs, net	1,690	2,119
Prepaid manufacturing costs	10,000	10,000
Other assets	1,339	1,968

TOTAL ASSETS	$253,265	$266,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,476	$7,560
Accrued expenses	3,559	4,312
Accrued interest	1,098	2,646
Deferred revenue	589	589
Deferred research and development payments	188	—
Note payable (see Note 9)	3,920	—

Total current liabilities	13,830	15,107
Deferred revenue, less current portion included above	6,323	6,764
Deferred research and development payments, less current portion included above	1,250	—
Note payable (see Note 9)	—	3,920
Convertible subordinated notes	120,000	120,000

Total liabilities	141,403	145,791

Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 22,057 and 18,257 shares issued at April 30, 2004 and July 31, 2003, respectively	2	2
Additional paid-in capital	431,799	385,498
Accumulated deficit	(319,238)	(265,266)
Other comprehensive income (loss)	(101)	652
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	111,862	120,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,265	$266,077

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
CONTRACT RESEARCH REVENUES	$168	$167	$462	$710

OPERATING EXPENSES
Research and development	10,792	14,110	42,004	52,454
General and administrative	3,569	2,732	9,683	7,727
Impairment of fixed assets	—	2,560	—	2,560

Total operating expenses	14,361	19,402	51,687	62,741

Operating loss	(14,193)	(19,235)	(51,225)	(62,031)
OTHER INCOME AND EXPENSE
Investment income	720	1,191	2,715	4,735
Interest expense	(1,926)	(1,930)	(5,781)	(5,783)

Loss before state tax benefit	(15,399)	(19,974)	(54,291)	(63,079)
State tax benefit	186	196	319	196

Net loss	$(15,213)	$(19,778)	$(53,972)	$(62,883)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.69)	$(1.09)	$(2.54)	$(3.45)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	21,969	18,210	21,268	18,207

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Nine months ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,972)	$(62,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of fixed assets	—	2,560
Depreciation and amortization	2,547	2,777
Compensation expense related to grant of stock options	115	97
Change in assets and liabilities:
Reimbursable contract costs	326	(530)
State tax receivable	(109)	—
Prepaid expenses	(496)	(1,069)
Other assets	603	(125)
Prepaid manufacturing costs	—	(7,250)
Accounts payable	(3,084)	(7,597)
Accrued expenses	(753)	757
Accrued interest	(1,548)	(1,706)
Deferred revenue	(441)	(398)
Deferred research and development payments	1,438	—

Net cash used in operating activities	(55,374)	(75,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(122,566)	(65,327)
Proceeds from maturity or sale of marketable securities	182,766	156,226
Investments in patents and licensed technology	(5)	(31)
Purchases of property, plant and equipment	(1,291)	(1,955)

Net cash provided by investing activities	58,904	88,944

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	46,186	88

Net cash provided by financing activities	46,186	88

NET INCREASE IN CASH AND CASH EQUIVALENTS	49,716	13,634
CASH AND CASH EQUIVALENTS, beginning of period	24,844	47,574

CASH AND CASH EQUIVALENTS, end of period	$74,560	$61,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,900	$7,076

The accompanying notes are an integral part of these consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Operations -

Alexion Pharmaceuticals, Inc. (“Alexion”) was organized in 1992 and is engaged in the discovery and development of therapeutic products for the treatment of a wide array of severe disease states, including hematologic, cardiovascular, and autoimmune disorders, inflammation, and cancer.

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

The consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the fiscal 2004 presentation. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K Annual Report for the fiscal year ended July 31, 2003, as amended. The year-end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Accounting for Stock-Based Compensation -

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”, we account for our stock-based compensation awards using the intrinsic method and disclose the effect on the net loss per share as if the fair value method had been used.

At April 30, 2004, we have two stock-based compensation plans for employees, directors and consultants of Alexion. We account for the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2004 and 2003 (dollars in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
Net loss, as reported	$(15,213)	$(19,778)	$(53,972)	$(62,883)
Add: Stock-based employee compensation expense included in reported net loss	16	25	48	75
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,673)	(3,802)	(10,765)	(11,880)

Pro forma net loss	$(18,870)	$(23,555)	$(64,689)	$(74,688)

Net loss per share:
Basic and diluted - as reported	$(0.69)	$(1.09)	$(2.54)	$(3.45)
Basic and diluted - pro forma	$(0.86)	$(1.29)	$(3.04)	$(4.10)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table does not include non-employee compensation expense of $23,000 and $67,000 for the three and nine months ended April 30, 2004, respectively as well as $4,000 and $25,000 for the three and nine months ended April 30, 2003, respectively.

The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

3.	Issuance of Common Stock -

In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discounts, fees and other expenses of approximately $2.9 million related to the transaction. We have been using and will continue to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

4.	Procter & Gamble Pharmaceuticals Collaboration -

In January 1999, we and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense. We are recognizing a non-refundable up-front license fee of $10 million related to the P&G collaboration as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999.

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

We agreed to bear the first 50% of projected costs associated with the completed Phase III clinical trial (called “PRIMO-CABG”) in coronary artery bypass graft surgery (“CABG”) and P&G agreed to bear the second 50% as part of our revised collaboration. During the quarter ended October 31, 2003, we and P&G both completed each of our obligations with respect to the originally projected costs. Additional costs incurred over the original projected costs were shared equally by us and P&G. Reimbursements received by us from P&G in connection with P&G’s 50% share of our services and related personnel were recorded as a reduction of research and development expense. As part of the revised collaboration per the MOU, P&G funded 100% of the costs for the two acute myocardial infarction (“AMI”) Phase II clinical trials in myocardial infarction, or heart attack, patients.

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

In December 2003, we and XOMA (U.S.) LLC (“XOMA”) entered into a collaborative agreement for the development and commercialization of a rationally designed human c-MPL agonist antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. The compound was discovered at AAT and is in pre-clinical development. The c-MPL antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production. The collaboration will initially focus on preclinical, process development and scale-up work in preparation for future clinical testing.

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

Our fiscal 2004 revenue primarily reflects the amortization of deferred revenue resulting from cash received from P&G (see Note 4). The prior fiscal year includes deferred revenue from P&G and revenue from government grants.

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

We compute and present net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share includes, in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 5,732,311 and 5,176,058 shares of common stock at April 30, 2004 and 2003, respectively. There is no difference in basic and diluted net loss per common share for the three and nine months ended April 30, 2004 and 2003 as the effect of common share equivalents is anti-dilutive.

8.	Accrued Research and Development Expenses -

Accrued research and development expenses are comprised of amounts owed to suppliers for research and development work performed on our behalf. At each period end we evaluate the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of the research or development objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available. Accrued research and development expenses were $531,000 at April 30, 2004 and $1.1 million at July 31, 2003.

9.	Note Payable

In February 1999, CFC purchased substantially all of the assets of the UniGraft xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco International, Ltd. (“Tyco”). The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from Tyco, including the real estate, are pledged as security for this note. The principal balance under the note is due in May 2005, and accordingly was classified as a long-term obligation as of July 31, 2003. However, upon CFC’s failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note. As a result of the event of default, the note was classified as a current liability as of October 31, 2003 and remains a current liability. We continue to recognize CFC’s interest expense on the note payable as such obligations have not been discharged.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been suspended. CFC is seeking to liquidate itself to fulfill its debt obligation in whole or in part. CFC further notified Tyco that it does not have the funds or assets to satisfy the $3.9 million note. During the quarter ended January 31, 2004, we and Tyco initiated a plan to sell or liquidate CFC’s assets in their present condition. If CFC’s assets, consisting of property, plant and equipment with a current estimated fair value of $1.2 million, are insufficient to satisfy the $3.9 million note and other obligations of CFC, then the unpaid amount of the note may be discharged debt, recognized as other income in a future period to CFC. As of April 30, 2004 we have classified the property, plant and equipment of CFC as assets held for sale as per the guidelines set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

10.	Convertible Subordinated Notes -

In March 2000, we completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,554 shares of common stock, in aggregate. We incurred interest expense of approximately $1.7 million and $5.2 million for the three and nine months ended April 30, respectively, for both 2004 and 2003 related to these notes.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $143,000 and $429,000 for the three and nine months ended April 30, respectively, for both 2004 and 2003.

11.	Lonza Large-Scale Product Supply Agreement -

The Large-Scale Product Supply Agreement dated December 18, 2002 (the “Agreement”) between Lonza Biologics PLC (“Lonza”) and Alexion Pharmaceuticals, Inc., relating to the manufacture of our product candidate eculizumab, has been amended (the “Amendment”) as of April 9, 2004.

Under the Amendment, the facility in which Lonza will manufacture eculizumab is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million by us relating to manufacturing yields achieved by Lonza are eliminated. We will pay Lonza an additional $3.5 million as a non-refundable advance under the Amendment.

In addition, the amounts we would be required to pay in connection with a voluntary termination of the Agreement by us have been changed. Under the Agreement, prior to the Amendment, if we were to terminate the Agreement, we could have been required to complete the purchase of product scheduled for manufacture up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs. Under the Agreement, as amended by the Amendment, if we terminate the Agreement on or prior to September 30, 2006, we may be required to pay different amounts, depending on when the Agreement is terminated, which are between zero and approximately $10 million and, if we terminate the Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

The amounts paid to Lonza in consideration of the Agreement are reflected as prepaid manufacturing costs within the accompanying balance sheet and expect to be recognized as additional manufacturing costs as the batches are manufactured. On a quarterly basis, we evaluate our plans to proceed with production under the agreement which depends upon our clinical development programs’ progress as well as commercialization plans. In addition, we evaluate the prepaid manufacturing costs against estimated net realizable value (“NRV”). If estimated NRV is not positive, then all or a portion of the prepaid manufacturing cost may have to be recognized as an expense.

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

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of April 30, 2004.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
Net loss	$(15,213)	$(19,778)	$(53,972)	$(62,883)
Other comprehensive (loss)	(308)	(238)	(753)	(384)

Total comprehensive loss	$(15,521)	$(20,016)	$(54,725)	$(63,267)

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the issue of disclosures for marketable securities and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF requires additional quantitative disclosure related to unrealized losses, specifically presentation of the aging of such losses. It also requires additional qualitative disclosures to help users understand why the quantitative disclosures are not other-than-temporarily impaired. The adoption of these disclosure requirements are effective for companies with years ending after December 15, 2003.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The issuance of SAB 104 reflects the concepts contained in EITF 00-21; the other revenue recognition concepts contained in SAB 101 remain unchanged. The issuance of SAB 104 did not have a material impact on our results of operations or financial position.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earnings per share amounts. The Company is currently evaluating the effect of adopting EITF 03-6.

ALEXION PHARMACEUTICALS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” - Exhibit 99.1 to our Annual Report on Form 10-K for our fiscal year ended July 31, 2003, as amended, and a variety of other risks set forth from time to time in Alexion’s filings with the SEC. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2003, as amended.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including hematologic, cardiovascular, and autoimmune disorders, inflammation and cancer. Since our inception in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc. (“AAT”) we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of April 30, 2004, we had an accumulated deficit of $319.2 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing and developing a sales and marketing force. We may need to obtain additional financing to cover these costs.

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

One of our lead antibody product candidates, eculizumab, is in clinical development for the treatment of a variety of chronic inflammatory diseases. In particular, eculizumab is in development in paroxysmal nocturnal hemoglobinuria (“PNH”) patients. PNH is a rare chronic blood disease characterized by severe anemia and risk of blood clotting or thrombosis. Results from the twelve months of therapy in this open-label three month PNH pilot study performed in the United Kingdom were presented at the American Society of Hematology meeting in December 2003. The three month results were also published in the February 5, 2004 issue of the New England Journal of Medicine. In this PNH study, eculizumab was well-tolerated and associated with a 71% reduction in the need for blood transfusions, up to an 81% reduction in biochemical parameters of hemolysis, or destruction of red cells, and a 96% reduction in clinical paroxysms. An open-label extension trial that will help us evaluate long term-safety and clinical activity is ongoing. We are currently in discussion with the FDA to determine the next steps required for the Phase III development of eculizumab in PNH. We are planning and expect to initiate over the next several months a pivotal Phase III program with eculizumab in PNH patients in the United States and Europe.

Our other antibody product candidate, pexelizumab, is an antibody fragment under development in collaboration with Procter & Gamble Pharmaceuticals (“P&G”) for treatment of acute cardiovascular disorders. In 2003, we completed a Phase III clinical trial of pexelizumab, known as the PRIMO-CABG trial, in approximately 3,000

ALEXION PHARMACEUTICALS, INC.

patients undergoing coronary artery bypass graft surgery (“CABG”) with cardio-pulmonary bypass (“CPB”). In November 2003, at the Late-Breaking Clinical Trials Session of the 2003 Scientific Sessions Meeting of the American Heart Association, the results of the PRIMO-CABG study were presented. As we disclosed in August 2003, there was reduction in the primary endpoint, although it was not achieved with statistical significance. The primary endpoint in this trial was a composite of the incidence of death or myocardial infarction, or heart attack, measured at 30 days post-procedure, in the subpopulation of patients undergoing CABG without concomitant valve surgery. However, key secondary endpoints were achieved, including the same death or myocardial infarction composite in the overall study population, which included all patients undergoing CABG with or without concomitant valve endpoint surgery. The results of this study were published in the May 19, 2004 issue of the Journal of the American Medical Association. We, along with our partner P&G, are currently planning and expect to initiate a confirmatory pivotal Phase III trial in CABG patients within the next several months to expand upon and confirm observations from the PRIMO-CABG trial. In September 2000 the FDA granted “Fast Track” status for the development of pexelizumab in CPB. Fast Track designation provides for expedited development and application review for approval of a drug through the FDA. In addition, we expect to advance pexelizumab into a pivotal Phase III clinical trial in acute myocardial infarction (“AMI”) patients receiving angioplasty.

During the quarter ended January 31, 2004, we announced preliminary results of our approximately 350 patient Phase IIb study of eculizumab in rheumatoid arthritis patients. The primary efficacy endpoint of the trial was the improvement in ACR20 score after a six month treatment period. Results of the current trial indicate that the primary endpoint was achieved with statistical significance in the monthly dosing arm but not in the bimonthly dosing arm. Eculizumab treatment appeared to be well tolerated. After completing the analysis of this Phase IIb rheumatoid arthritis trial, we anticipate being able to determine our plans for eculizumab in rheumatoid arthritis.

In December 2003, we and XOMA (U.S.) LLC (“XOMA”) entered into a collaborative agreement for the development and commercialization of a rationally designed human c-MPL agonist antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications. The compound was discovered at AAT and is in pre-clinical development. The c-MPL antibody was designed to mimic the activity of human thrombopoietin, a naturally occurring protein responsible for platelet production. Under the terms of the agreement, we and XOMA will share development and commercialization expenses, including clinical development, manufacturing and marketing costs world-wide, as well as revenues, on generally a 70 – 30 basis, with us retaining the larger portion. In addition, we received a $1.5 million upfront non-refundable payment upon initiation of the collaboration and will receive a similar sized payment tied to achievement of a regulatory milestone. We are recognizing the $1.5 million upfront payment as a reduction of research and development expenses over 8 years, which represents the estimated length of time to achieve commercial viability. XOMA will be entitled to royalty payments and milestones related to its bacterial cell expression technology.

The Large-Scale Product Supply Agreement dated December 18, 2002 (the “Agreement”) between Lonza Biologics PLC (“Lonza”) and Alexion Pharmaceuticals, Inc., relating to the manufacture of our product candidate eculizumab, has been amended (the “Amendment”) as of April 9, 2004.

Under the Amendment, the facility in which Lonza will manufacture eculizumab is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million by us relating to manufacturing yields achieved by Lonza are eliminated. We will pay Lonza an additional $3.5 million as a non-refundable advance under the Amendment.

In addition, the amounts we would be required to pay in connection with a voluntary termination of the Agreement by us have been changed. Under the Agreement, prior to the Amendment, if we were to terminate the Agreement, we could have been required to complete the purchase of product scheduled for manufacture up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs. Under the Agreement, as amended by the Amendment, if we terminate the Agreement on or prior to September 30, 2006, we may be required to pay different amounts, depending on when the Agreement is terminated, which are between zero and approximately $10 million and, if we terminate

ALEXION PHARMACEUTICALS, INC.

the Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

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

Goodwill, net – At April 30, 2004, we carry $20.0 million of goodwill, net, acquired in connection with our acquisition of Prolifaron, representing the excess cost over fair value of the net assets acquired. On a prospective basis, this goodwill or any long-lived investment asset is subject to annual impairment reviews. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined, if any.

ALEXION PHARMACEUTICALS, INC.

Prepaid manufacturing costs – At April 30, 2004, we carry $10.0 million of prepaid manufacturing costs for cash remitted to Lonza pursuant to a large-scale product supply agreement for the long-term commercial manufacture of our C5 inhibitor antibody, eculizumab. We expect to amortize this advance over the large-scale manufacture of eculizumab. Per the amended Agreement, the amounts advanced are not refundable and are subject to forfeiture pursuant to contractual terms related to cancellation, termination, or failure to purchase a minimum manufacturing capacity. We evaluate the prepaid manufacturing costs against estimated net realizable value (“NRV”). If estimated NRV is not positive, then all or a portion of the prepaid manufacturing cost may have to be recognized as an expense.

Results of Operations

Certain reclassifications have been made to prior year operating expenses for the three and nine months ended April 30, 2003 to conform prior year expense classifications to current year expense classifications.

A summary of revenues generated from contract research collaboration, milestone payments, and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2004	2003	2004	2003
Collaboration/Grant Awards
P&G	$147	$167	$441	$506
U.S. government grants	21	—	21	204

Contract research revenues	$168	$167	$462	$710

Three Months Ended April 30, 2004

Compared with Three Months ended April 30, 2003

We earned contract research revenues of $168,000 for the three months ended April 30, 2004 and $167,000 for the same period ended April 30, 2003. The revenue for the current three month period is primarily a non-cash item representing the amortization of the $10 million upfront fee paid to us by P&G in February 1999. The $21,000 increase in U.S. government grant revenue as compared to the same period a year ago resulted from the completion of research under the grant.

We incurred research and development expenses of $10.8 million for the three months ended April 30, 2004 and $14.1 million for the three months ended April 30, 2003. Our research and development costs consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the three months ended April 30, 2004 and 2003, respectively ($ in thousands):

	Three months ended April 30,
($ in thousands)	2004	2003
Research and development expenses:
Payroll and benefits	$3,537	$3,421
Clinical development	4,440	1,287
Manufacturing development and manufacturing	47	5,751
Discovery research	1,173	1,959
Operating and occupancy	1,039	994
Depreciation and amortization	556	698

Total research and development	$10,792	$14,110

ALEXION PHARMACEUTICALS, INC.

The $3.3 million decrease resulted primarily from lower manufacturing development and manufacturing costs of approximately $5.7 million and lower discovery research costs of $0.8 million, partially offset by higher clinical development costs of $3.2 million. The decrease in manufacturing development and manufacturing is primarily a result of lower third-party manufacturing-related costs in the three months ended April 30, 2004 primarily due to contract scheduling. The decrease in discovery research is primarily due to the suspension of the Unigraft xenotransplantation program at Columbus Farming Corporation and lower external research and license fees. The increase in clinical development costs was due to the fact that P&G was responsible for the Phase III PRIMO-CABG trial costs in the third quarter of the prior fiscal year, but the similar expenses for this fiscal year third quarter were shared equally by us and P&G. As part of our revised collaboration with P&G, we and P&G agreed that we would bear the first 50% of the projected PRIMO-CABG Phase III clinical trial costs and P&G would bear the second 50%. We completed our portion of the 50% of the projected cost of this arrangement for the first PRIMO-CABG trial in the second quarter of fiscal year 2003, while P&G completed their portion of the 50% of the projected cost of this arrangement in the first quarter of fiscal year 2004. Additional costs incurred over the original projected costs were shared equally by us and P&G. Since the first quarter of fiscal year 2004, we shared concurrently 50% of the on-going U.S. pre-production and development manufacturing costs for pexelizumab as well as the Phase III AMI and CABG-PRIMO clinical trial costs.

Our general and administrative expenses were $3.6 million for the three months ended April 30, 2004 and $2.7 million for the three months ended April 30, 2003. The increase of $837,000 was due principally from growth of our operations which resulted in increased payroll and benefits costs of approximately $283,000, increased costs associated with our pre-marketing and business development activities of approximately $365,000, and increased professional and legal fees of approximately $189,000.

We recognized an impairment of fixed assets charge of $2.6 million at CFC during the quarter ended April 30, 2003 relating to the abandonment of the Unigraft xenotransplantation program.

Total operating expenses were $14.4 million and $19.4 million for the three months ended April 30, 2004 and 2003, respectively.

Investment income was $720,000 for the three months ended April 30, 2004 and $1.2 million for the three months ended April 30, 2003. The decrease in investment income of $0.5 million resulted primarily from lower principal and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $1.9 million for the quarters ended April 30, 2004 and 2003.

For the three months ended April 30, 2004, we recorded a state tax benefit of approximately $186,000. The benefit is the result of legislation reinstated in August 2003 by the State of Connecticut that allows for the research and development tax credit exchange program for 2004. The legislation allows companies to exchange research and development tax credits earned in the tax year for a cash refund from the state at the rate of 65% of the research tax credit, as defined in the legislation.

As a result of the above factors, we incurred a net loss of $15.2 million, or $0.69 basic and diluted net loss per common share, for the three months ended April 30, 2004, compared to a net loss of $19.8 million, or $1.09 basic and diluted net loss per common share, for the three months ended April 30, 2003.

ALEXION PHARMACEUTICALS, INC.

Nine Months Ended April 30, 2004

Compared with Nine Months ended April 30, 2003

We earned contract research revenues of $462,000 for the nine months ended April 30, 2004 and $710,000 for the same period ended April 30, 2003. The revenue for this nine month period is primarily a non-cash item representing the amortization of the $10 million upfront fee paid to us by P&G in February 1999. The $183,000 decrease in revenues associated with U.S. government grants as compared to the same period a year ago resulted primarily from the reduction in grant reimbursable billings from our various government grants as a result of our completion of the related research.

We incurred research and development expenses of $42.0 million for the nine months ended April 30, 2004 and $52.5 million for the nine months ended April 30, 2003. The following table summarizes the major research and development expense categories for the nine months ended April 30 2004 and 2003, respectively ($ in thousands):

	Nine months ended April 30,
($ in thousands)	2004	2003
Research and development expenses:
Payroll and benefits	$11,200	$9,878
Clinical development	13,023	22,623
Manufacturing development and manufacturing	10,034	9,117
Discovery research	3,203	6,092
Operating and occupancy	2,781	2,777
Depreciation and amortization	1,763	1,967

Total research and development	$42,004	$52,454

The $10.5 million decrease resulted primarily from lower clinical development costs of $9.6 million due principally to the completion of the pexelizumab Phase III PRIMO-CABG clinical trial and to the shift to P&G of CABG Phase III clinical trial costs as stated above. Lower costs for discovery research of $2.9 million are due to lower external research and license fees, the suspension of the Unigraft program at CFC, and a decrease in lab supply spending. Partially offsetting the decrease in clinical development costs were increased manufacturing development and manufacturing of $917,000 and increased payroll and benefits costs of approximately $1.3 million. We believe research and development expenses will increase due to the preparation and expected initiation of a confirmatory pivotal Phase III clinical trial with pexelizumab in CABG patients, a pivotal Phase III clinical trial with pexelizumab in AMI patients receiving angioplasty, and a pivotal Phase III program with eculizumab in PNH patients.

Our general and administrative expenses were $9.7 million for the nine months ended April 30, 2004 and $7.7 million for the nine months ended April 30, 2003. The increase of $2.0 million was due principally from growth of our operations which resulted in increased payroll and benefits cost of approximately $416,000, increased costs associated with our pre-marketing and business development activities of approximately $686,000, increased facility operating costs of $410,000, and increased professional and legal fees of approximately $333,000, as well as an increase in directors and officers liability insurance of approximately $131,000.

We recognized an impairment of fixed assets charge of $2.6 million at CFC during the quarter ended April 30, 2003 relating to the abandonment of the Unigraft xenotransplantation program.

Total operating expenses were $51.7 million and $62.7 million for the nine months ended April 30, 2004 and 2003, respectively.

ALEXION PHARMACEUTICALS, INC.

Investment income was $2.7 million for the nine months ended April 30, 2004 and $4.7 million for the nine months ended April 30, 2003. The decrease in investment income of $2.0 million resulted primarily from lower principal and lower market interest rates. Interest expense, primarily on our $120 million convertible subordinated notes, was $5.8 million for the nine months ended April 30, 2004 and 2003.

For the nine months ended April 30, 2004, we recorded a state tax benefit of approximately $319,000. The benefit is the result of legislation reinstated in August 2003 by the State of Connecticut that allows for the research and development tax credit exchange program for 2004. The legislation allows companies to exchange research and development tax credits earned in the tax year for a cash refund from the state at the rate of 65% of the research tax credit, as defined in the legislation.

As a result of the above factors, we incurred a net loss of $54.0 million, or $2.54 basic and diluted net loss per common share, for the nine months ended April 30, 2004 compared to a net loss of $62.9 million, or $3.45 basic and diluted net loss per common share, for the nine months ended April 30, 2003.

Liquidity and Capital Resources

As of April 30, 2004, cash, cash equivalents, and marketable securities were $204.2 million compared with $215.4 million at July 31, 2003. The decrease was primarily due to funding operating activities, partially offset by selling additional shares of our common stock in September 2003.

Net cash used in operating activities for the nine months ended April 30, 2004 was $55.4 million. This consisted primarily of our net loss of $54.0 million partially offset by increased deferred research and development payments and the add back of non-cash expenses such as depreciation. The increase in deferred research and development payments is due to the $1.5 million non-refundable payment we received from XOMA.

Net cash provided by investing activities for the nine months ended April 30, 2004 was $58.9 million. This included $60.2 million of net proceeds from marketable securities offset by purchases of $1.3 million of property, plant, and equipment additions.

Net cash provided by financing activities for the nine months ended April 30, 2004 was $46.2 million, which includes proceeds from stock option exercises and the sale of common stock. In September 2003, we sold 3.6 million shares of our common stock at a price of $13.00 per share resulting in net proceeds of approximately $43.9 million, net of underwriting discounts, fees and other expenses of approximately $2.9 million related to the transaction. We have been using and will continue to use the net proceeds of the sale of common stock to fund working capital and other general corporate purposes, including additional clinical trials of pexelizumab and eculizumab, as well as other research and product development activities.

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating activities and capital equipment requirements as currently planned for at least twenty-four months.

Our contractual obligations include our $120 million of convertible subordinated notes due March 2007, along with interest payments, our annual payments of approximately $2.2 million for operating leases, principally for facilities and equipment, and an open letter of credit of $200,000 which serves as a security deposit on our facility in Cheshire, Connecticut. In addition, CFC is the payer under a $3.9 million note, which is classified as a current liability as of April 30, 2004.

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

ALEXION PHARMACEUTICALS, INC.

The Large-Scale Product Supply Agreement dated December 18, 2002 (the “Agreement”) between Lonza Biologics PLC (“Lonza”) and Alexion Pharmaceuticals, Inc., relating to the manufacture of our product candidate eculizumab, has been amended (the “Amendment”) as of April 9, 2004.

Under the Amendment, the facility in which Lonza will manufacture eculizumab is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million by us relating to manufacturing yields achieved by Lonza are eliminated. We will pay Lonza an additional $3.5 million as a non-refundable advance under the Amendment.

In addition, the amounts we would be required to pay in connection with a voluntary termination of the Agreement by us have been changed. Under the Agreement, prior to the Amendment, if we were to terminate the Agreement, we could have been required to complete the purchase of product scheduled for manufacture up to 18 months following termination, or at our election to make a termination payment of up to $25 million, less partial return of the unused portion of prepaid manufacturing costs. Under the Agreement, as amended by the Amendment, if we terminate the Agreement on or prior to September 30, 2006, we may be required to pay different amounts, depending on when the Agreement is terminated, which are between zero and approximately $10 million and, if we terminate the Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

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

Additional payments, aggregating up to $24 million, would be required if we elect to continue development under our current pre-clinical development programs and if specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next three years.

The following table summarizes our current contractual obligations as of April 30, 2004 and the effect such obligations and projected commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. This assumes non-termination of agreements and does not include the aforementioned milestone payments ($ amounts in millions):

	Total for remainder of fiscal 2004	2005	2006	2007	2008	2009 and thereafter
Contractual obligations:
Subordinated convertible notes	$—	$—	$—	$120.0	$—	$—
Note payable	3.9	—	—	—	—	—
Interest payments	0.1	6.9	6.9	6.9	—	—
Operating leases	0.5	2.3	2.4	2.5	2.1	6.1

Total contractual obligations	$4.5	$9.2	$9.3	$129.4	$2.1	$6.1

Commercial commitments:
Clinical and manufacturing development	$9.0	$12.5	$—	$5.1	$11.8	$16.9
Commercial operations	0.5	0.9	—	—	—	—
Licenses	0.4	0.4	0.5	0.6	0.8	—
Research and development	0.3	0.1	—	—	—	—

Total commercial commitments	$10.2	$13.9	$0.5	$5.7	$12.6	$16.9

F-20

ALEXION PHARMACEUTICALS, INC.

Note Payable

In February 1999, CFC purchased substantially all of the assets of the UniGraft xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco International, Ltd. (“Tyco”). The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, is payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from Tyco, including the real estate, are pledged as security for this note. The principal balance under the note is due in May 2005, and accordingly was classified as a long-term obligation as of July 31, 2003. However, upon CFC’s failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note. As a result of the event of default, the note is classified as a current liability as of April 30, 2004.

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

Long-term Debt

Interest on our $120 million 5.75% convertible subordinated notes due March 15, 2007 is payable semi-annually in September and March of each year. The holders may convert all or a portion of the notes into common stock any time on or before March 15, 2007 at a conversion price of $106.425 per common share. Beginning March 20, 2003, we may redeem some or all of the notes per the declining redemption prices listed for the notes. We may also elect to pay the repurchase price for some or all the notes in cash or common stock. Our 5.75% convertible subordinated notes due March 2007 are trading at a small discount to their face amounts. Accordingly, in order to reduce future cash interest payments, as well as future payments due at maturity; we may, from time to time, depending on market conditions, repurchase some of our outstanding convertible debt for cash, exchange debt for shares of our common stock, preferred stock, debt or other consideration, or a combination of any of the foregoing. If we exchange shares of our capital stock, or securities convertible into or exercisable for our capital stock, for outstanding convertible debt, the number of shares that we might issue as a result of such exchanges would significantly exceed that number of shares originally issuable upon conversion of such debt and, accordingly, such exchanges could result in material dilution to holders of our common stock. There can be no assurance that we will repurchase or exchange any outstanding convertible debt.

P&G Pharmaceuticals Collaboration

Our collaboration with P&G provides that we and P&G each incur 50% of all Phase III clinical trials, pre-production and development manufacturing costs, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales outside the U.S., if any. We are responsible for royalties on certain third party intellectual property worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals.

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

We expect to incur substantial additional costs for research, pre-clinical and clinical testing, manufacturing process development, capital expenditures related to personnel and facilities expansion, clinical and commercial manufacturing requirements, securing commercial contract manufacturing capacity, and marketing and sales in order to commercialize our products currently under development. Furthermore, we will owe royalties to parties we have licensed intellectual property from, or may in the future license intellectual property from, in connection with the development, manufacture or sale of our products.

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

Investments in fixed rate interest earning instruments carry a degree of interest risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Our marketable securities are held for purposes other than trading and we believe that we currently have no material adverse risk exposure. A 10% increase or decrease in market interest rates on our 5.75% Subordinated Convertible Notes would result in no material impact on our notes. The marketable securities as of April 30, 2004, had maturities of less than two years. The weighted-average interest rate on marketable securities at April 30, 2004 was approximately 1.5%. The fair value of marketable securities held at April 30, 2004 was $129.6 million.

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

(a) Exhibits

  3.1 Certificate of Incorporation, as amended, reflecting elimination of non-outstanding series of preferred stock.

  4.1 Indenture, dated as of March 8, 2000, between Alexion Pharmaceuticals, Inc and The Chase Manhattan Bank, As Trustee, relating to our 5.75 % Convertible Subordinated Notes Due 2007 that were issued in 2000.*

10.1 Amendment 1 to the Large-Scale Product Supply Agreement, dated December 18, 2002, between Lonza Biologics PLC and Alexion Pharmaceuticals, Inc. **

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

31.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

32.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2004.

(b) Reports on Form 8-K

Report on Form 8-K/A, filed on March 22, 2004, Amendment No. 2, relates to Alexion’s Current Report on Form 8-K filed on December 18, 2003 and Amendment No. 1 thereto filed on January 9, 2004. The purpose of this amendment was to update Item 7(c).

Report on Form 8-K, filed on March 16, 2004 announcing the appointment of Larry L. Mathis to Alexion’s Board of Directors.

Report on Form 8-K, filed on February 11, 2004 announcing the appointment of Carsten Boess as Vice President and Chief Financial Officer.

*	Incorporated by reference to our Registration Statement on Form S-3, Registration No. 333-36738, filed with the Securities and Exchange Commission on May 10, 2000.

**	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: June 4, 2004	By:	/s/ LEONARD BELL, M.D.

Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: June 4, 2004	By:	/s/ DAVID W. KEISER

David W. Keiser President and Chief Operating Officer

Date: June 4, 2004	By:	/s/ CARSTEN BOESS

Carsten Boess Vice President and Chief Financial Officer (principal financial officer)

Date: June 4, 2004	By:	/s/ BARRY P. LUKE

Barry P. Luke Vice President of Finance and Administration (principal accounting officer)