Form 10-Q
period 2004-10-31
ALEXION PHARMACEUTICALS INC
filed 2004-12-06
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Common Stock, $0.0001 par value	27,820,256 shares
Class	Outstanding at November 30, 2004

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	October 31, 2004	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$47,484	$113,224
Marketable securities	199,308	153,277
Milestone receivable	—	4,000
Reimbursable contract costs	709	826
State tax receivable	612	1,493
Prepaid expenses and other current assets	3,694	3,513

Total current assets	251,807	276,333

Property, plant and equipment, net	11,092	11,336
Property, plant and equipment held for sale	—	450
Goodwill	19,954	19,954
Prepaid manufacturing costs	12,700	9,500
Deferred financing costs, net	1,403	1,547
Other assets	456	455

TOTAL ASSETS	$297,412	$319,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$3,920
Accounts payable	6,113	3,973
Accrued expenses	8,516	8,123
Accrued interest	862	2,881
Deferred revenue	588	588
Deferred research and development payments	188	188

Total current liabilities	16,267	19,673

Deferred revenue, less current portion included above	6,030	6,177
Deferred research and development payments, less current portion included above	1,155	1,203
Convertible subordinated notes	120,000	120,000

Total liabilities	143,452	147,053

Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 27,746 and 27,557 shares issued at October 31, 2004 and July 31, 2004, respectively	3	3
Additional paid-in capital	513,397	512,827
Accumulated deficit	(358,549)	(339,361)
Accumulated other comprehensive loss	(291)	(347)
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	153,960	172,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,412	$319,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended October 31,
	2004	2003
CONTRACT RESEARCH REVENUES	$147	$147

OPERATING EXPENSES:
Research and development	18,663	16,688
General and administrative	3,679	2,814

Total operating expenses	22,342	19,502

Operating loss	(22,195)	(19,355)
OTHER INCOME AND EXPENSE
Investment income	1,049	1,001
Interest expense	(1,908)	(1,929)
Gain from extinguishment of note payable	3,804	—

Loss before income tax benefit	(19,250)	(20,283)
State income tax benefit	62	71

Net loss	$(19,188)	$(20,212)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.70)	$(1.01)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	27,607	19,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Three months ended October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,188)	$(20,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from extinguishment of note payable	(3,804)	—
Depreciation and amortization	803	860
Compensation expense related to grant of stock options	7	34
Change in assets and liabilities:
Milestone receivable and reimbursable contract costs	4,117	278
State tax receivable	881	141
Prepaid expenses	(181)	580
Prepaid manufacturing costs	(3,200)	—
Other assets	(1)	600
Accounts payable	2,140	(2,465)
Accrued expenses	393	728
Accrued interest	(1,685)	(1,666)
Deferred revenue	(147)	(147)
Deferred research and development payments	(48)	—

Net cash used in operating activities	(19,913)	(21,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(79,520)	(67,426)
Proceeds from maturity or sale of marketable securities	33,545	31,294
Investments in patents and licensed technology	—	(5)
Purchases of property, plant and equipment	(415)	(796)

Net cash used in investing activities	(46,390)	(36,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	563	44,278

Net cash provided by financing activities	563	44,278

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65,740)	(13,924)

CASH AND CASH EQUIVALENTS, beginning of period	113,224	24,844

CASH AND CASH EQUIVALENTS, end of period	$47,484	$10,920

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,450	$3,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Operations -

Alexion Pharmaceuticals, Inc. (“Alexion”) was incorporated in 1992 and is engaged in the discovery and development of therapeutic products to treat patients with a wide array of severe disease states, including hematologic, cardiovascular and autoimmune disorders.

The accompanying condensed consolidated financial statements include Alexion Pharmaceuticals, Inc. and our wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“CFC”). All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K Annual Report for the fiscal year ended July 31, 2004. Certain reclassifications have been made to prior period accounts payable balances and accrued expenses to conform to current year classifications. The year-end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the United States of America.

2.	Accounting for Stock-Based Compensation -

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”, we account for our stock-based compensation awards using the intrinsic method and disclose the effect on the net loss per share as if the fair value method had been used.

At October 31, 2004, we have two stock-based compensation plans for employees, directors and consultants of Alexion. We account for employees and directors in the plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We account for non-employees in the plans under SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended October 31, 2004 and 2003 (dollars in thousands, except per share amounts):

	Three months ended October 31,
	2004	2003
Net loss, as reported	$(19,188)	$(20,212)
Add: Stock-based employee compensation expense included in reported net loss	5	16
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,897)	(3,520)

Pro forma net loss	$(22,080)	$(23,716)

Net loss per share:
Basic and diluted - as reported	$(0.70)	$(1.01)
Basic and diluted - pro forma	$(0.80)	$(1.19)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

3.	Procter & Gamble Pharmaceuticals Collaboration -

In January 1999, we and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense. We are recognizing a non-refundable up-front license fee of $10 million related to the P&G collaboration as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999. We recorded this payment as deferred revenue. The balance at October 31, 2004 and July 31, 2004 was $6.6 million and $6.8 million, respectively.

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

4.	XOMA Ltd. Collaboration

In December 2003, we and XOMA (U.S.) LLC (“XOMA”) entered into a collaborative agreement for the development and commercialization of a rationally designed human c-MPL agonist antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications.

Under the terms of the agreement, we will share development and commercialization expenses, clinical development, manufacturing and marketing costs world-wide, as well as revenues, on generally a 70 – 30 basis, with us retaining the larger portion. In addition, we received a $1.5 million upfront non-refundable payment upon initiation of the collaboration and will receive a similar sized payment upon the achievement of a regulatory milestone. We recorded the payment as deferred research and development payments. The balance at October 31, 2004 and July 31, 2004

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was $1.3 million and $1.4 million, respectively. We are recognizing this payment as a reduction of research and development expenses over 8 years. XOMA will be entitled to royalty payments and milestones from Alexion related to its bacterial cell expression technology.

In November of 2004, XOMA and we determined that the lead molecule in this c-MPL agonist antibody collaboration did not meet the criteria established in the program for continued development. XOMA and we are evaluating next steps for the collaboration, including a potential alternative c-MPL agonist antibody for development.

5.	Revenues -

Our first quarter fiscal 2005 and 2004 revenue reflects the amortization of deferred revenue resulting from cash received from P&G (see Note 3).

We record contract research revenues from research and development support payments, license fees and milestone payments under collaboration with third parties, and amounts received from various government grants. EITF 00-21 requires evaluation of all deliverables in our collaborative agreements to determine whether they represent separate units of accounting. Deliverables qualify for separate accounting treatment if they have standalone value to the customer and if there is objective evidence of fair value.

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

We compute and present net loss per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net loss per common share is based on the weighted average shares of common stock outstanding during the period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options and convertible subordinated debt. These outstanding stock options and convertible subordinated debt entitled holders to acquire 5,842,438 and 5,485,145 shares of common stock at October 31, 2004 and 2003, respectively. There is no difference in basic and diluted net loss per common share for the three months ended October 31, 2004 and 2003 as the effect of common share equivalents is anti-dilutive.

7.	Accrued Expenses -

Accrued expenses are comprised of amounts owed to employees, vendors, and suppliers for work performed on behalf of us. At each period end we evaluate the accrued expense balance related to these activities based upon information received from the supplier and estimated progress toward completion of objectives to ensure that the balance is appropriately stated. Such estimates are subject to changes as additional information becomes available. A summary of accrued expenses is as follows (dollars in thousands):

	October 31, 2004	July 31, 2004
Payroll and employee benefits	$808	$1,689
Discovery research	286	276
Clinical *	3,041	3,613
Manufacturing	2,374	—
Other	2,007	2,545

Total accrued expenses	$8,516	$8,123

*	Accrued clinical expenses were reclassified from accounts payable to accrued expenses for the prior year end to conform to current year classifications.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Note Payable –

In February 1999, CFC purchased substantially all of the assets of the UniGraft xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco. The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, was payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from Tyco, including the real estate, were pledged as security for this note. The principal balance under the note is due in May 2005. Upon CFC’s failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been terminated. In the quarter ended January 31, 2004, we and Tyco initiated a plan to sell or liquidate CFC’s assets in their present condition. In the quarter ended October 31, 2004 an offer of $450,000 was accepted by Tyco for CFC’s assets. Tyco retained the proceeds from the sale of CFC’s assets and extinguished the note and unpaid interest. We have transferred the assets to Tyco as of October 31, 2004. Since CFC’s assets, consisting of property, plant and equipment, were insufficient to satisfy the $3.9 million note, unpaid interest of $0.3 million, and other obligations of CFC, Tyco formally discharged CFC of any further obligations. As a result, we extinguished the $3.9 million note and unpaid interest of $0.3 million offset by the transfer of CFC’s assets of $450,000 to Tyco. As a result, we recorded the resulting gain of $3.8 million as other income on a consolidated basis in the first quarter of fiscal 2005.

9.	Convertible Subordinated Notes -

In March 2000, we completed a $120 million private placement of 5.75% Convertible Subordinated Notes due March 15, 2007. The notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the issuance of 1,127,554 shares of common stock, in aggregate. We incurred interest expense of approximately $1.7 million for both of the three month periods ended October 31, 2004 and 2003 related to these notes.

We incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes. Amortization expense associated with the financing costs was approximately $143,000 for both of the three month periods ended October 31, 2004 and 2003.

10.	Lonza Large-Scale Product Supply Agreement -

The Large-Scale Product Supply Agreement dated December 18, 2002 (the “Lonza Agreement”) between Lonza Biologics PLC (“Lonza”) and Alexion, relating to the manufacture of our product candidate eculizumab, was amended (the “Lonza Amendment”) in April 2004. Per the Lonza Agreement, we remitted cash advances

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

aggregating $10 million through July 31, 2004 for the long-term commercial manufacture of our C5 antibody, eculizumab. We amortized $0.5 million of the prepaid advance as an expense in fiscal 2004.

Under the Lonza Amendment, the facility in which Lonza will manufacture eculizumab was changed; the manufacturing capacity we are required to purchase was reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million by us relating to manufacturing yields achieved by Lonza were eliminated. In the first quarter of fiscal 2005, we paid Lonza an additional $3.5 million as a non-refundable advance under the Lonza Amendment. We amortized an additional $0.3 million of the prepaid advance as an expense in the first quarter of fiscal 2005.

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

The amounts paid to Lonza in consideration of the Lonza Agreement and Lonza Amendment are reflected as prepaid manufacturing costs within the accompanying balance sheet and are recognized as additional manufacturing costs as the batches are manufactured. On a quarterly basis, we evaluate our plans to proceed with production under the agreement which depends upon our clinical development programs’ progress as well as our commercialization plans. In addition, we evaluate the prepaid manufacturing costs against estimated net realizable value (“NRV”). If estimated NRV was not positive, then all or a portion of the prepaid manufacturing cost may have to be recognized as an expense.

11.	Commitments and Contingencies -

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2004.

12.	Comprehensive Income (Loss) -

We report and present comprehensive income (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income” which establishes standards for the reporting and display of comprehensive income or loss and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income or loss). Our other comprehensive income or loss arises from net unrealized gains or losses on marketable securities. We have elected to display comprehensive income or loss as a component of the statements of stockholders’ equity and comprehensive loss.

A summary of the total comprehensive loss is as follows (dollars in thousands):

	Three months ended October 31,
	2004	2003
Net loss	$(19,188)	$(20,212)
Other comprehensive income (loss)	56	(306)

Total comprehensive loss	$(19,132)	$(20,518)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Recently Issued Accounting Pronouncements -

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payments”, which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation”. The Exposure Draft would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. Throughout most of 2004, the FASB has continued to deliberate on different aspects of a new standard, and currently expects to issue a final standard before December 31, 2004. The new standard, as proposed, would be effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. We are monitoring developments related to the exposure draft and will adopt the final standards, if any, upon issuance.

The FASB has proposed amending SFAS 128 to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard is expected to be issued during the first quarter of 2005. Accordingly, the changes to EPS calculations will be effective in 2004 for calendar year-end companies. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. We are evaluating the impact of this proposed amended standard on our financial statements.

EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. We have complied with the disclosure provisions of EITF 03-01. In September 2004, the FASB staff issued two proposed FASB Staff Positions (FSP): Proposed FSP EITF Issue 03-01-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-01 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-01-b, which delays the effective date of Issue 03-01 for debt securities that are impaired because of interest rate and/or sector spread increases. We are currently monitoring these developments to assess the potential impact on our financial position and results of operations.

ALEXION PHARMACEUTICALS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended July 31, 2004 and a variety of other risks set forth from time to time in our filings with the SEC. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

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

We are developing eculizumab, an antibody that inhibits complement, for the treatment of a rare blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. We are developing pexelizumab in collaboration with Procter and Gamble Pharmaceuticals, or P&G. Pexelizumab is a single-chain antibody that also inhibits complement, as a therapeutic to reduce the incidence of death, myocardial infarction or heart attack, and other complications associated with coronary artery bypass graft, or CABG, surgery. We are also developing pexelizumab as a therapeutic to reduce the incidence of death and morbidity often experienced by patients suffering acute myocardial infarction, or AMI, who receive angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart.

To date, we have studied our two lead antibody product candidates in a variety of clinical development programs enrolling over 6,600 patients in clinical trials. In addition to our Phase III programs, we have initiated the development of a global patient registry for PNH patients, may also pursue additional indications for eculizumab, and have other product candidates in earlier stages of development.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of October 31, 2004, we had an accumulated deficit of $358.5 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial manufacturing, pre-commercialization activities and developing a sales and marketing force. We will need to obtain additional financing to cover these costs.

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

Results of Operations

A summary of revenues generated from contract research collaboration and grant awards is as follows (dollars in thousands):

	Three months ended October 31,
	2004	2003
Collaboration/Grant Awards
P&G	$147	$147
U.S. government grants	—	—

Contract Research Revenues	$147	$147

Three Months Ended October 31, 2004

Compared with Three Months ended October 31, 2003

We earned contract research revenues of $147,000 for the three months ended October 31, 2004 and $147,000 for the same period ended October 31, 2003. Our first quarter fiscal revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab (see Note 3).

We incurred research and development expenses of $18.7 million for the three months ended October 31, 2004 and $16.7 million for the three months ended October 31, 2003. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the three months ended October 31, 2004 and 2003, respectively (dollars in thousands):

	Three months ended October 31,
($ in thousands)	2004	2003
Research and development expenses:
Payroll and benefits	$4,029	$3,745
Clinical development	7,024	5,706
Manufacturing development and manufacturing	4,930	4,735
Discovery research	952	814
Operating and occupancy	1,181	1,087
Depreciation and amortization	547	601

Total research and development	$18,663	$16,688

The $2.0 million increase in research and development expenses resulted primarily from higher clinical development costs of approximately $1.3 million related to the three ongoing Phase III clinical development trials, higher discovery research costs of approximately $140,000 principally due to higher external research expenses, increased

ALEXION PHARMACEUTICALS, INC.

headcount resulting in higher payroll and benefits costs of approximately $280,000, slightly higher manufacturing development and manufacturing activities of approximately $200,000, and increased occupancy and depreciation costs of approximately $40,000. We continue to move forward with our three ongoing Phase III clinical trials and as a result we believe research and development expenses will increase in fiscal 2005.

Our general and administrative expenses were $3.7 million for the three months ended October 31, 2004 and $2.8 million for the three months ended October 31, 2003. The $865,000 increase resulted principally from increased pre-marketing and business development activities of approximately $500,000 in support of our PNH clinical trials, increased professional and legal fees of approximately $150,000 along with increased headcount resulting in higher payroll and benefits costs of approximately $150,000 to support growth of our operations, and an increase in capital-based state taxes of approximately $50,000.

Total operating expenses were $22.3 million and $19.5 million for the three months ended October 31, 2004 and 2003, respectively.

Investment income was $1.0 million for the three months ended October 31, 2004 and October 31, 2003. Interest expense, primarily on our $120 million convertible subordinated notes and Columbus Farming Corporation’s (“CFC”) note payable to Tyco, was $1.9 million for the quarters ended October 31, 2004 and 2003.

We recorded a net gain of $3.8 million to complete the termination of the Unigraft xenotransplantation program at CFC (see Note 8). This consisted of the extinguishment of the $3.9 million note payable used to purchase the xenotransplantation assets and the extinguishment of the accrued interest of $0.3 million on the note, partially offset by the transfer to Tyco of the remaining assets of $450,000 used to secure the note.

We recorded an income tax benefit of approximately $62,000 for the three months ended October 31, 2004 and $71,000 for the three months ended October 31, 2003. The benefit is the result of the exchange of our estimated fiscal 2004 and fiscal 2005 incremental research and development tax credits.

As a result of the above factors, we incurred a net loss of $19.2 million or $0.70 basic and diluted net loss per common share for the three months ended October 31, 2004 compared to a net loss of $20.2 million or $1.01 basic and diluted net loss per common share for the three months ended October 31, 2003.

Liquidity and Capital Resources

As of October 31, 2004, cash, cash equivalents, and marketable securities were $246.8 million compared with $266.5 million at July 31, 2004. The decrease was primarily due to funding operating activities, partially offset by employees’ exercising stock option grants.

Net cash used in operating activities for the three months ended October 31, 2004 was $19.9 million. This consisted primarily of our net loss of $19.2 million, the add-back to the net loss of the non-cash gain on the extinguishment of the CFC note payable and interest of $3.8 million net, and the $3.5 million advance payment made to Lonza as per the Lonza Amendment (see Note 10). The uses of cash are partially offset by the collection of a $4.0 million milestone receivable from P&G concurrent with the dosing of our first patient in the APEX-AMI Phase III clinical trial, and increased accounts payable of $2.1 million and accrued expenses of $0.4 million principally related to the three Phase III clinical trials.

Net cash used in investing activities for the three months ended October 31, 2004 was $46.4 million. This included $46.0 million of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $0.4 million of property, plant and equipment additions.

Net cash provided by financing activities for the three months ended October 31, 2004 was $563,000 all of which was proceeds from stock option exercises.

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

The following table summarizes our current contractual obligations at October 31, 2004 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments, and supporting arrangements represent estimated payments based on current operating forecasts, which are subject to change ($ amounts in millions):

	Total for remainder of fiscal 2005	2006	2007	2008	2009	2010 and thereafter
Contractual obligations:
Subordinated convertible notes	$—	$—	$120.0	$—	$—	$—
Interest expense	3.5	6.9	6.9	—	—	—
Operating leases	1.8	2.4	2.5	2.0	1.9	4.1

Total contractual obligations	$5.3	$9.3	$129.4	$2.0	$1.9	$4.1

Commercial commitments:
Clinical and manufacturing development	$58.4	$32.4	$23.9	$23.4	$20.8	$—
Licenses	0.2	0.2	0.2	0.2	0.2	—
Research and development	0.3	0.1	—	—	—	—

Total commercial commitments	$58.9	$32.7	$24.1	$23.6	$21.0	$—

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

ALEXION PHARMACEUTICALS, INC.

Operating Leases

Our operating leases are principally for facilities and equipment. We lease our headquarters and research and development facility in Cheshire, Connecticut. The lease has an initial term expiring in December 2010. At this site, we lease a total of 89,000 square feet of space, which includes approximately 69,000 square feet related to research and laboratories. We have incurred costs relating to initial leasehold improvements aggregating approximately $8.5 million. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut and encompasses approximately 33,000 square feet of labs and offices. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses. The lease in New Haven has an initial term ending in October 2007 with three options to extend of one year each. We believe our research and development facilities and our pilot manufacturing facility, together with third party manufacturing facilities, will be adequate for our current ongoing activities. Alexion Antibody Technologies, Inc., our wholly-owned subsidiary, leases approximately 25,000 square feet of labs, office space and unimproved storage in San Diego, California. The lease expires in August 2012. In addition, we are paying a pro rata percentage of real estate taxes and operating expenses.

Commercial Commitments

Our commercial commitments consist of cancelable research and development, licenses, operations, clinical development including clinical trials, and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon our clinical development programs’ progress as well as our commercialization plans. Our commercial commitments are represented principally by our agreement with Lonza Biologics, PLC (“Lonza”) and our collaboration with P&G.

Lonza Agreement

The Large-Scale Product Supply Agreement dated December 18, 2002, (“the Lonza Agreement”) between Lonza and us, relating to the manufacture of our product candidate eculizumab, was amended (“the Lonza Amendment”) in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture eculizumab is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million payable by us relating to manufacturing yields achieved by Lonza are eliminated. In August 2004 we paid Lonza an additional $3.5 million as a non-refundable advance under the Lonza Amendment. In addition, the amounts we would be required to pay in connection with a voluntary termination of the Lonza Agreement by us have been changed. Under the Lonza Agreement, as amended by the Lonza Amendment, if we terminate the Lonza Agreement on or prior to September 30, 2006, we may be required to pay different amounts, depending on when the Lonza Agreement is terminated, which are between zero and approximately $10 million and, if we terminate the Lonza Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

P&G Pharmaceuticals Collaboration

In December 2001, we and P&G entered into a binding memorandum of understanding (“MOU”) pursuant to which our January 1999 collaboration with P&G was revised. Under the revised structure per the MOU, we and P&G share decision-making and responsibility for all future U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. P&G agreed to retain responsibility for future development and commercialization costs outside the U.S., with us receiving a royalty on sales outside the U.S., if any. We are responsible for royalties on certain third party intellectual property

ALEXION PHARMACEUTICALS, INC.

worldwide, if such intellectual property is necessary. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals.

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

XOMA Collaboration

In November of 2004, XOMA and we determined that the lead molecule in our c-MPL agonist antibody collaboration did not meet the criteria established in the program for continued development. XOMA and we are evaluating next steps for the collaboration, including a potential alternative c-MPL agonist antibody for development.

Additional Payments

Additional payments for research and license fees, aggregating up to $24 million, would be required if we elect to continue development under our current pre-clinical development programs and if specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next three years.

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

ALEXION PHARMACEUTICALS, INC.

licensed intellectual property from, or may in the future license intellectual property from, in connection with the development, manufacture or sale or our products.

In addition to milestone payments we may receive from our collaboration with P&G and our interest and investment income that are subject to market interest rate fluctuations, we will need to raise or generate substantial additional funding in order to complete the development and commercialization of all of our product candidates. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. Any additional financing may include public or private debt or equity offerings, equity line facilities, bank loans, collaborative research and development arrangements with corporate partners, and/or the sale or licensing of some of our property. There can be no assurance that funds will be available on terms acceptable to us, if at all, or that discussions with potential strategic or collaborative partners will result in any agreements on a timely basis, if at all. The unavailability of additional financing when and if required could require us to delay, scale back or eliminate certain research and product development programs or to enter into license agreements with third parties to commercialize products or technologies that we would otherwise undertake ourselves, any of which could have a material adverse effect.

Critical Accounting Policies and Changes

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and the Use of Estimates” of our Annual Report on Form 10-K for the fiscal year ended July, 2004.

Item 3. Quantitative and Qualitative Disclosure about Market Risks.

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

A 10% increase or decrease in market interest rates would result in no material impact on our 5.75% Subordinated Convertible Notes. The marketable securities as of October 31, 2004, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 2004 was approximately 2.1%. The fair value of marketable securities held at October 31, 2004 was $199.3 million.

Item 4. Controls and Procedures.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

PART II. OTHER INFORMATION

Item 6. Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

31.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

32.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

ALEXION PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: December 3, 2004	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: December 3, 2004	By:	/s/ David W. Keiser
David W. Keiser
President and Chief Operating Officer

Date: December 3, 2004	By:	/s/ Carsten Boess
Carsten Boess
Vice President and Chief Financial Officer
(principal financial officer)

Date: December 3, 2004	By:	/s/ Barry P. Luke
Barry P. Luke
Vice President of Finance and Administration
(principal accounting officer)