Form 10-Q
period 2005-01-31
ALEXION PHARMACEUTICALS INC
filed 2005-03-08
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No☐

Common Stock, $0.0001 par value	27,932,093 shares
Class	Outstanding at February 28, 2005

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	January 31, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$177,019	$113,224
Marketable securities	193,974	153,277
Milestone receivable	—	4,000
Reimbursable contract costs	823	826
State tax receivable	700	1,493
Prepaid expenses and other current assets	3,018	3,513

Total current assets	375,534	276,333

Property, plant and equipment, net	11,003	11,336
Property, plant and equipment held for sale (see Note 7)	—	450
Goodwill	19,954	19,954
Prepaid manufacturing costs (see Note 8)	12,500	9,500
Deferred financing costs, net (see Note 3)	5,965	1,547
Other assets	456	455

TOTAL ASSETS	$425,412	$319,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Convertible subordinated notes (see Note 3)	$120,000	$—
Note payable (see Note 7)	—	3,920
Accounts payable	1,385	3,973
Accrued expenses	13,088	8,123
Accrued interest	2,628	2,881
Deferred revenue	828	588
Deferred research and development payments	188	188

Total current liabilities	138,117	19,673

Deferred revenue, less current portion included above	5,882	6,177
Deferred research and development payments, less current portion included above	1,110	1,203
Convertible subordinated notes (see Note 3)	—	120,000
Convertible senior notes (see Note 3)	150,000	—

Total liabilities	295,109	147,053

Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 27,958 and 27,557 shares issued at January 31, 2005 and July 31, 2004, respectively	3	3
Additional paid-in capital	514,488	512,827
Accumulated deficit	(383,019)	(339,361)
Accumulated other comprehensive loss	(569)	(347)
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	130,303	172,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,412	$319,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
CONTRACT RESEARCH REVENUES	$563	$147	$710	$294

OPERATING EXPENSES:
Research and development	20,088	14,524	38,751	31,212
General and administrative	4,280	3,300	7,959	6,114

Total operating expenses	24,368	17,824	46,710	37,326

Operating loss	(23,805)	(17,677)	(46,000)	(37,032)

OTHER INCOME AND EXPENSE:
Investment income	1,168	994	2,217	1,995
Interest expense	(1,921)	(1,926)	(3,829)	(3,855)
Gain from extinguishment of debt	—	—	3,804	—

Loss before state tax benefit	(24,558)	(18,609)	(43,808)	(38,892)

State tax benefit	88	62	150	133

Net loss	$(24,470)	$(18,547)	$(43,658)	$(38,759)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.88)	$(0.85)	$(1.57)	$(1.85)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	27,838	21,893	27,722	20,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Six months ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,658)	$(38,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from extinguishment of debt	(3,804)	—
Depreciation and amortization	1,636	1,737
Compensation expense related to grant of stock options	15	57
Change in assets and liabilities:
Milestone receivable and reimbursable contract costs	4,003	298
State tax receivable	793	79
Prepaid expenses	495	2
Prepaid manufacturing costs	(3,000)	—
Other assets	(1)	601
Accounts payable	(2,588)	425
Accrued expenses	4,965	(1,408)
Accrued interest	80	118
Deferred revenue	(55)	(294)
Deferred research and development payments	(93)	1,484

Net cash used in operating activities	(41,212)	(35,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(90,631)	(72,539)
Proceeds from maturity or sale of marketable securities	49,712	49,969
Investments in patents and licensed technology	—	(5)
Purchases of property, plant and equipment	(1,003)	(941)

Net cash used in investing activities	(41,922)	(23,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from convertible debt offering	145,283	—
Net proceeds from issuance of common stock	1,646	44,864

Net cash provided by financing activities	146,929	44,864

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,795	(14,312)

CASH AND CASH EQUIVALENTS, beginning of period	113,224	24,844

CASH AND CASH EQUIVALENTS, end of period	$177,019	$10,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,450	$3,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Operations -

Alexion Pharmaceuticals, Inc. (“Alexion”) was incorporated in 1992 and is engaged in the discovery and development of therapeutic products to treat patients with a wide array of severe disease states, including hematologic and cardiovascular disorders, autoimmune diseases, and cancer.

The accompanying condensed consolidated financial statements include Alexion Pharmaceuticals, Inc. and our wholly owned subsidiaries, Alexion Antibody Technologies (“AAT”) and Columbus Farming Corporation (“CFC”). All significant inter-company balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K Annual Report for the fiscal year ended July 31, 2004. Certain reclassifications have been made to prior period accounts payable balances and accrued expenses to conform to current year classifications. The year-end balance sheet data presented does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Accounting for Stock-Based Compensation -

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”, we account for our stock-based compensation awards using the intrinsic method and disclose the effect on the net loss per share as if the fair value method had been used.

At January 31, 2005, we have one stock-based compensation plan for employees, directors and consultants of Alexion, the 2004 Incentive Plan. We account for employees and directors in the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We account for non-employees in the plan under the fair value method as defined by SFAS No. 123. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised FASB 123(R), “Share-based Payments.” The adoption of this standard will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The effective date for public companies (not considered small business issuers) is for periods beginning after June 15, 2005. We have not evaluated the effect of the adoption of this standard on our stock-based compensation plan.

The following table illustrates the pro-forma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended January 31, 2005 and 2004 (dollars in thousands, except per share amounts):

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Net loss, as reported	$(24,470)	$(18,547)	$(43,658)	$(38,759)
Add: Stock-based employee compensation expense included in reported net loss	—	16	5	32
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,246)	(3,572)	(5,143)	(7,092)

Pro forma net loss	$(26,716)	$(22,103)	$(48,796)	$(45,819)

Net loss per share:
Basic and diluted - as reported	$(0.88)	$(0.85)	$(1.57)	$(1.85)
Basic and diluted - pro forma	$(0.96)	$(1.01)	$(1.76)	$(2.19)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts. The table does not include non-employee compensation expense of $8,000 and $10,000 for the three and six months ended January 31, 2005 respectively, and $7,000 and $25,000 for the three and six months ended January 31, 2004 respectively.

3. Convertible Notes -

In January 2005 we sold $150 million principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (the “1.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale included the exercise in full by the initial purchasers of their option to purchase an additional $25 million principal amount of notes. The interest rate on the notes is 1.375% per annum on the principal amount from January 25, 2005, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning August 1, 2005. The 1.375% Notes are convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock (equivalent to a conversion price of approximately $31.46 per share and a conversion premium of 35% to the last reported sale price on January 19, 2005) per $1,000 principal amount of the 1.375% Notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the notes. We do not have the right to redeem any of the 1.375% Notes prior to maturity.

If a holder elects to convert its 1.375% Notes upon the occurrence of a transaction or event such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of the Company’s common stock is exchanged for consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market (such as NASDAQ), the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.91 per $1,000 principal amount).

Under the terms of the offering of the 1.375% Notes, the Company has agreed to file within 90 days of the original issue date of the Notes a shelf registration statement covering the resale of these securities. In addition, we will use our reasonable best efforts to cause the shelf registration statement to become effective within 180 days after the original issue date. If the shelf registration statement is not timely filed or made effective, Alexion will be required to pay liquidated damages to the holders (0.25% per year of the principal amount during the first 90 days and 0.5% per year of the principal amount thereafter) until such failure is cured.

The 1.375% Notes and the common stock issuable upon conversion of these notes have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

We incurred deferred financing costs related to this offering of approximately $4.7 million, which are recorded in the condensed consolidated balance sheet and are being amortized on a straight-line basis as a component of interest expense over the seven year term of the notes.

The net proceeds of approximately $145.3 million from this offering will be applied to redeem all of our outstanding $120 million principal amount of 5.75% Convertible Subordinated Notes due March 2007 and for general corporate purposes.

In March 2000, we sold $120 million principal amount of 5.75% Convertible Subordinated Notes (the “5.75% Notes”) due March 15, 2007 in a private placement. The 5.75% Notes bear interest payable semi-annually on September 15 and March 15 of each year, beginning September 15, 2000. The holders may convert all or a portion of the 5.75% Notes into common stock at any time on or before March 15, 2007 at a conversion price of $106.425 per share resulting in the potential issuance of 1,127,554 shares of common stock, in aggregate. We incurred interest expense of approximately $1.7 million and $3.5 million for the three and six months ended January 31, respectively, for both 2005 and 2004 related to these notes. The 5.75% Notes are to be redeemed on or about March 15, 2005 with the proceeds of the sale of the 1.375% Notes.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We incurred deferred financing costs related to this offering of approximately $4.0 million, which are recorded in the condensed consolidated balance sheet and are being amortized on a straight-line basis as a component of interest expense over the seven-year term of the notes.

Amortization expense associated with the financing costs was approximately $156,000 and $299,000 for the three and six months ended January 31, 2005 and $143,000 and $286,000 for the three and six months ended January 31, 2004.

On February 4, 2005, we issued a call notice for the full redemption on March 15, 2005 of our 5.75% Notes. We will redeem all of the 5.75% Notes outstanding at the redemption price of 101.643% for each $1,000 principal amount of 5.75% Notes. Upon redemption on March 15, 2005, we will record the remaining unamortized deferred financing costs of approximately $1.3 million and the redemption premium of approximately $2.0 million as a loss on extinguishment of debt.

4. Deferred Revenue -

In January 1999, we and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense. We are recognizing a non-refundable up-front license fee of $10 million related to the P&G collaboration as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999. We recorded this payment as deferred revenue. The balance at January 31, 2005 and July 31, 2004 was $6.5 million and $6.8 million, respectively.

5. Deferred Research and Development Payments—XOMA Ltd. Collaboration

In December 2003, we and XOMA (U.S.) LLC (“XOMA”) entered into a collaborative agreement for the development and commercialization of a rationally designed human c-MPL agonist antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications.

Under the terms of the agreement, we are to share development and commercialization expenses, clinical development, manufacturing and marketing costs world-wide, as well as revenues, on generally a 70 – 30 basis, with us retaining the larger portion. In addition, we received a $1.5 million upfront non-refundable payment upon initiation of the collaboration and are to receive a similar sized payment upon the achievement of a regulatory milestone. We recorded the payment as deferred research and development payments. The balance at January 31, 2005 and July 31, 2004 was $1.3 million and $1.4 million, respectively. We are recognizing this payment as a reduction of research and development expenses over 8 years. XOMA will be entitled to royalty payments and milestones from Alexion related to its bacterial cell expression technology.

In November 2004, we and XOMA determined that the lead molecule in this c-MPL agonist antibody collaboration did not meet the criteria established in the program for continued development. We and XOMA are evaluating next steps for the collaboration, including a potential alternative c-MPL agonist antibody for development. In light of our evaluation of next steps, further payments under this agreement are uncertain.

6. Net Loss Per Common Share -

We compute and present net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” and Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” Basic net loss per common share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the respective period. Diluted net loss per common share assumes in addition to the above, the

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options, convertible subordinated debt, and/or convertible senior debt. These outstanding stock options, convertible subordinated debt, and/or convertible senior debt entitled holders to acquire 10,428,899 and 5,459,387 shares of common stock at January 31, 2005 and 2004, respectively. There is no difference in basic and diluted net loss per common share for the three and six months ended January 31, 2005 and 2004 as the effect of common share equivalents is anti-dilutive.

7. Note Payable –

In February 1999, CFC purchased substantially all of the assets of the UniGraft xenotransplantation program, including principally, land, buildings and laboratory equipment, from its then partner in the program, U.S. Surgical Corporation, now a division of Tyco. The purchase was financed through the issuance by CFC of a $3.9 million note payable to Tyco. Interest on the $3.9 million note payable, at 6% per annum, was payable quarterly by CFC. The xenotransplantation manufacturing assets of CFC that were purchased from Tyco, including the real estate, were pledged as security for this note. The principal balance under the note was due in May 2005. Upon CFC’s failure to make its quarterly interest payment due to Tyco in August 2003, CFC defaulted on the note.

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been terminated. In the quarter ended October 31, 2004 an offer of $450,000 from a third-party was accepted by Tyco for CFC’s assets. Tyco retained the proceeds from the sale of CFC’s assets and extinguished the note and unpaid interest. We transferred the assets to Tyco as of October 31, 2004. Since CFC’s assets, consisting of property, plant and equipment, were insufficient to satisfy the $3.9 million note, unpaid interest of $0.3 million, and other obligations of CFC, Tyco formally discharged CFC of any further obligations. As a result, we extinguished the $3.9 million note and unpaid interest of $0.3 million offset by the transfer of CFC’s assets of $450,000 to Tyco. Consequently, we recorded the resulting gain of $3.8 million as gain from extinguishment of debt on a consolidated basis in the first quarter of fiscal 2005.

8. Prepaid Manufacturing Costs - Lonza Large-Scale Product Supply Agreement -

The Large-Scale Product Supply Agreement dated December 18, 2002 (the “Lonza Agreement”) between Lonza Biologics PLC (“Lonza”) and Alexion, relating to the manufacture of our product candidate eculizumab, was amended (the “Lonza Amendment”) in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture eculizumab was changed; the manufacturing capacity we are required to purchase was reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million by us relating to manufacturing yields achieved by Lonza were eliminated. Per the Lonza Agreement, we remitted cash advances aggregating $10 million through July 31, 2004 for the long-term commercial manufacture of our C5 antibody, eculizumab. In the first quarter of fiscal 2005, we paid Lonza an additional $3.5 million as a non-refundable advance under the Lonza Amendment. These prepaid manufacturing costs are amortized as Lonza completes production batches as stipulated in the contract. We amortized $0.5 million of the prepaid advance as an expense in the first six months of fiscal 2005 and $0.5 million of the prepaid advance as an expense in fiscal 2004.

9. Commitments and Contingencies -

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or otherwise in connection with the use or testing of our

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as January 31, 2005.

10. Comprehensive Loss -

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Net loss	$(24,470)	$(18,547)	$(43,658)	$(38,759)
Unrealized losses on
marketable securities	(278)	(139)	(222)	(445)

Total comprehensive loss	$(24,748)	$(18,686)	$(43,880)	$(39,204)

11. Approval of 2004 Incentive Plan -

On December 10, 2004, at the Annual Meeting of shareholders, our shareholders approved the 2004 Incentive Plan (“2004 Plan”). The 2004 Plan permits the grant of options, restricted stock awards, stock appreciation rights, and stock bonus awards upon such terms and conditions as the Compensation Committee appointed by the Board of Directors shall determine. The 2004 Plan replaces the 1992 Stock Option Plan for Outside Directors and the 2000 Stock Option Plan.

12. Recently Issued Accounting Pronouncements -

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. We are evaluating the requirements of the pronouncement and expect that the adoption of SFAS 123(R) will have a material impact on our results of operations and loss per share. We are currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards.

In November 2003, the EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” EITF 04-8 requires that all contingently convertible debt instruments be included in diluted earnings per share using the if-converted method, regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires that prior period earnings per share amounts presented for comparative purposes be restated. The adoption of this standard did not have a material impact on either our operating results or financial position.

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

Overview

We are engaged in the discovery and development of therapeutic products to treat patients with a wide array of severe disease states, including hematologic and cardiovascular disorders, autoimmune diseases, and cancer. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs.

We have significant expertise in the discovery and development of antibody therapeutics, as well as in understanding and inhibiting the aberrant manifestation of a component of the human immune system known as complement. Our two lead product candidates are each in late-stage Phase III clinical development. One of our product candidates, eculizumab, is in Phase III clinical development for treatment of a chronic hematologic disease and our second product candidate, pexelizumab, is in Phase III clinical development for two distinct acute cardiac indications. We designed both of these product candidates with the goal of eliciting the intended clinically therapeutic effect by inhibiting the aberrant manifestation of complement.

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

We are developing eculizumab, an antibody that inhibits complement, for the treatment of a rare blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. We are developing pexelizumab, a single-chain antibody that also inhibits complement, in collaboration with Procter & Gamble Pharmaceuticals, or P&G, as a therapeutic to reduce the incidence of death, myocardial infarction, or heart attack, and other complications associated with coronary artery bypass graft, or CABG, surgery. We are also developing pexelizumab as a therapeutic to reduce the incidence of death and morbidity often experienced by patients suffering acute myocardial infarction, or AMI, who receive angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart.

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

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of January 31, 2005, we had an accumulated deficit of $383.0 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities and developing a sales and marketing force. We will need to obtain additional financing to cover these costs.

ALEXION PHARMACEUTICALS, INC.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate partnerships for product development and commercialization.

In January 2005, we completed the sale of $150 million principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (the “1.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale included the exercise in full by the initial purchasers of their option to purchase an additional $25 million principal amount of notes. The 1.375% Notes are convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock (equivalent to a conversion price of approximately $31.46 per share and a conversion premium of 35% to the last reported sale price on January 19, 2005) per $1,000 principal amount of the 1.375% Notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the notes. We do not have the right to redeem any of the 1.375% Notes prior to maturity.

We incurred deferred financing costs related to this offering of approximately $4.7 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the seven year term of the notes.

The net proceeds of $145.3 million from this offering will be applied to redeem all of our outstanding $120 million principal amount of 5.75% Convertible Subordinated Notes due 2007 and for general corporate purposes. On February 4, 2005, we issued a call notice for the full redemption on March 15, 2005 of our 5.75% Notes. We will redeem all of the 5.75% Notes outstanding at the redemption price of 101.643% for each $1,000 principal amount of 5.75% Notes. Upon redemption on March 15, 2005, we will record the remaining unamortized deferred financing costs of approximately $1.3 million and the redemption premium of approximately $2.0 million as a loss on extinguishment of debt.

Results of Operations

A summary of revenues recognized from contract research collaboration and grant awards is as follows for the three and six months ended January 31 (dollars in thousands):

	Three months ended January 31,		Six months ended January 31,
	2005	2004	2005	2004
Collaboration/Grant Awards
P&G	$147	$147	$294	$294
U.S. government grants	416	—	416	—

Contract Research Revenues	$563	$147	$710	$294

Three Months Ended January 31, 2005

Compared with Three Months ended January 31, 2004

We earned contract research revenues of $563,000 for the three months ended January 31, 2005 and $147,000 for the same period ended January 31, 2004. Our second fiscal quarter revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab and U.S. government grant revenue related to our research programs.

ALEXION PHARMACEUTICALS, INC.

We incurred research and development expenses of $20.1 million for the three months ended January 31, 2005 and $14.5 million for the three months ended January 31, 2004. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the three months ended January 31, 2005 and 2004, respectively (dollars in thousands):

	Three months ended January 31,
($ in thousands)	2005	2004
Research and development expenses:
Payroll and benefits	$4,085	$3,918
Clinical development	9,986	2,877
Manufacturing development and manufacturing	3,395	5,252
Discovery research	855	882
Operating and occupancy	1,208	989
Depreciation and amortization	559	606
	—	—

Total research and development	$20,088	$14,524

The $5.6 million increase in research and development expenses resulted primarily from higher clinical development costs related to our four ongoing Phase III clinical trials, higher payroll and benefits costs and increased occupancy costs due to increased headcount to support effort in progressing enrollment in the clinical trials, partially offset by lower manufacturing development and manufacturing activities due to scheduling. We continue to move forward with our four ongoing Phase III clinical trials and as a result we believe research and development expenses will increase in fiscal 2005.

Our general and administrative expenses were $4.3 million for the three months ended January 31, 2005 and $3.3 million for the three months ended January 31, 2004. The $1.0 million increase resulted principally from increased headcount resulting in higher payroll and benefits costs of approximately $965,000 to support growth of our operations, as well as increased pre-marketing and commercial development activities of approximately $160,000 in support of our PNH clinical trials, partially offset by lower professional fees and insurance costs of approximately $110,000.

Total operating expenses were $24.4 million and $17.8 million for the three months ended January 31, 2005 and 2004, respectively.

Investment income was $1.2 million for the three months ended January 31, 2005 compared to $1.0 million for the three months ended January 31, 2004. The increase was due primarily to higher market interest rates and slightly higher principal amounts. Interest expense, primarily on our $120 million convertible subordinated notes was $1.9 million for the quarters ended January 31, 2005 and 2004.

We recorded a state tax benefit of approximately $88,000 for the three months ended January 31, 2005 and $62,000 for the three months ended January 31, 2004. The benefit is the result of the exchange of our estimated fiscal 2004 and fiscal 2005 incremental research and development tax credits.

As a result of the above factors, we incurred a net loss of $24.5 million or $0.88 basic and diluted net loss per common share for the three months ended January 31, 2005 compared to a net loss of $18.5 million or $0.85 basic and diluted net loss per common share for the three months ended January 31, 2004.

Six Months Ended January 31, 2005

Compared with Six Months ended January 31, 2004

We earned contract research revenues of $710,000 for the six months ended January 31, 2005 compared to $294,000 for the same period ended January 31, 2004. Our fiscal six month revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab and U.S. government grant revenue related to our research programs.

ALEXION PHARMACEUTICALS, INC.

We incurred research and development expenses of $38.8 million for the six months ended January 31, 2005 and $31.2 million for the six months ended January 31, 2004. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the six months ended January 31, 2005 and 2004, respectively (dollars in thousands):

	Six months ended January 31,
($ in thousands)	2005	2004
Research and development expenses:
Payroll and benefits	$8,113	$7,663
Clinical development	17,011	8,583
Manufacturing development and manufacturing	8,326	9,987
Discovery research	1,806	1,696
Operating and occupancy	2,389	2,076
Depreciation and amortization	1,106	1,207
	—	—

Total research and development	$38,751	$31,212

The $7.5 million increase in research and development expenses resulted primarily from higher clinical development costs related to our four ongoing Phase III clinical trials, higher discovery research costs principally due to higher external research expenses, higher payroll and benefits costs, and increased occupancy costs due to increased headcount to support effort in progressing clinical enrollment and late-stage development activities, partially offset by lower manufacturing development and manufacturing activities. We continue to move forward with our four ongoing Phase III clinical trials and as a result we believe research and development expenses will increase in fiscal 2005.

Our general and administrative expenses were $8.0 million for the six months ended January 31, 2005 compared to $6.1 million for the six months ended January 31, 2004. The increase of $1.8 million resulted principally from growth of our operations and increased headcount and compensation cost increases of approximately $1.1 million, and increased costs associated with our pre-marketing and commercial development activities of approximately $0.7 million.

Total operating expenses were $46.7 million and $37.3 million for the six months ended January 31, 2005 and 2004, respectively.

Investment income was $2.2 million for the six months ended January 31, 2005 compared to $2.0 million for the six months ended January 31, 2004. The increase in investment income of $222,000 resulted primarily from higher interest rates and higher principal amounts. Interest expense, primarily on our $120 million convertible subordinated notes, was $3.8 million and $3.9 million for the six months ended January 31, 2005 and 2004, respectively.

During the first fiscal quarter we recorded a net gain of $3.8 million to complete the termination of the Unigraft xenotransplantation program at CFC. This consisted of the extinguishment of the $3.9 million note payable used to purchase the xenotransplantation assets and the extinguishment of the accrued interest of $0.3 million on the note, partially offset by the transfer to Tyco of the remaining assets of $450,000 used to secure the note.

We recorded a state tax benefit of approximately $150,000 for the six months ended January 31, 2005 and $133,000 for the six months ended January 31, 2004. The benefit is the result of the exchange of our estimated fiscal 2004 and fiscal 2005 incremental research and development tax credits.

ALEXION PHARMACEUTICALS, INC.

As a result of the above factors, we incurred a net loss of $43.7 million, or $1.57 basic and diluted net loss per common share, for the six months ended January 31, 2005 compared to a net loss of $38.8 million, or $1.85 basic and diluted net loss per common share, for the six months ended January 31, 2004.

Liquidity and Capital Resources

As of January 31, 2005, cash, cash equivalents, and marketable securities were $371.0 million compared with $266.5 million at July 31, 2004. The increase was primarily due to the sale of our 1.375% convertible senior notes for approximately $145.3 million net of financing fees, partially offset by funding operating activities. The 5.75% Notes issued in March 2000 will be redeemed on or about March 15, 2005 with the proceeds from the issuance of the 1.375% Notes issued in January 2005.

Net cash used in operating activities for the six months ended January 31, 2005 was $41.2 million. This consisted primarily of our net loss of $43.7 million, the add-back to the net loss of the non-cash gain on the extinguishment of the CFC note payable and interest of $3.8 million net, and the $3.0 million advance payment made to Lonza Biologics PLC (“Lonza”) as per the Amendment to the Large-Scale Product Supply Agreement in April 2004. The uses of cash are partially offset by the collection of a $4.0 million milestone receivable from P&G concurrent with the dosing of our first patient in the APEX-AMI Phase III clinical trial, and increased prepaid expenses of $0.5 million and accrued expenses of $5.0 million principally related to the four Phase III clinical trials.

Net cash used in investing activities for the six months ended January 31, 2005 was $41.9 million. This included $40.9 million of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $1.0 million of property, plant and equipment additions.

Net cash provided by financing activities for the six months ended January 31, 2005 was $146.9 million consisting of $145.3 million from the sale of our 1.375% Notes plus $1.6 million proceeds from stock option exercises.

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months.

The following table summarizes our current contractual obligations at January 31, 2005 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments, and supporting arrangements represent estimated payments based on current operating forecasts, which are subject to change ($ amounts in millions):

	Total for remainder of fiscal 2005
		2006	2007	2008	2009	2010 and thereafter
Contractual obligations:
Convertible senior notes	$—	$—	$—	$—	$—	$150.0
Convertible subordinated notes	122.0	—	—	—	—	—
Interest expense	3.5	2.1	2.1	2.1	2.1	6.3
Operating leases	1.2	2.4	2.5	2.0	1.9	4.0

Total contractual obligations	$126.7	$4.5	$4.6	$4.1	$4.0	$160.3

Commercial commitments:
Clinical and manufacturing development	$35.8	$43.1	$23.9	$23.4	$20.8	$—
Licenses	0.5	0.7	1.0	0.7	0.4	—
Research and development	0.3	0.1	—	—	—	—

Total commercial commitments	$36.6	$43.9	$24.9	$24.1	$21.2	$—

ALEXION PHARMACEUTICALS, INC.

Contractual Obligations

Our contractual obligations include the redemption of our $120 million 5.75% Notes, our $150 million of 1.375% Notes due February 2012, our annual payments of approximately $2.3 million for operating leases, principally for facilities and equipment, and, an open letter of credit of $200,000 which serves as a security deposit on our facility in Cheshire, Connecticut.

Convertible Senior Notes

In January 2005 we completed the sale of $150 million principal amount of our 1.375% Convertible Senior Notes due 2012 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The closing included the exercise in full by the initial purchasers of their option to purchase an additional $25 million principal amount of notes. The 1.375% Notes are convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock per $1,000 principal amount of 1.375% Notes, subject to adjustment (equivalent to a conversion price of approximately $31.46 per share and a conversion premium of 35% to the last reported sale price on January 19, 2005). We do not have the right to redeem any of the 1.375% Notes prior to maturity.

The net proceeds of approximately $145.3 million from this offering will be applied to redeem all of our outstanding $120 million principal amount of 5.75% Notes on March 15, 2005 and for general corporate purposes.

We incurred deferred financing costs related to this offering of the 1.375% Notes of approximately $4.7 million, which are recorded in the consolidated balance sheet and are being amortized on a straight-line basis as a component of interest expense over the seven-year term of the notes.

Convertible Subordinated Notes

We will redeem all of our $120 million 5.75% Notes due March 15, 2007 on or about March 15, 2005 along with the redemption premium of approximately $2.0 million based upon the redemption price of 101.643% for each $1,000 principal amount of the 5.75% Notes with the net proceeds from the issuance of the 1.375% Notes due February 1, 2012.

Commercial Commitments

Our commercial commitments consist of cancelable research and development, licenses, operations, clinical development including clinical trials, and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon our clinical development programs’ progress as well as our commercialization plans. Our commercial commitments are represented principally by our agreement with Lonza and our collaboration with P&G.

Lonza Agreement

The Large-Scale Product Supply Agreement dated December 18, 2002, (“the Lonza Agreement”) between Lonza and us, relating to the manufacture of our product candidate eculizumab, was amended (“the Lonza Amendment”) in

ALEXION PHARMACEUTICALS, INC.

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

XOMA Collaboration

In November of 2004, XOMA and we determined that the lead molecule in our c-MPL agonist antibody collaboration did not meet the criteria established in the program for continued development. XOMA and we are evaluating next steps for the collaboration, including a potential alternative c-MPL agonist antibody for development. In light of our evaluation of next steps, further payments under the collaborative agreement with XOMA are uncertain.

Additional Payments

Additional payments for research and license fees, aggregating up to $24 million, would be required if we elect to continue development under our current pre-clinical development programs and if specified development milestones are reached (including achievement of commercialization). Approximately $3 million of these costs may be incurred in the next three years.

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

A 10% increase or decrease in market interest rates would result in no material impact on our 5.75% Subordinated Convertible Notes nor our 1.375% Convertible Senior Notes. The marketable securities as of January 31, 2005, had maturities of less than two years. The weighted-average interest rate on marketable securities at January 31, 2005 was approximately 2.8%. The fair value of marketable securities held at January 31, 2005 was $194.0 million.

Item 4. Controls and Procedures.

We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us and required to be included in the reports we file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer or other persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ALEXION PHARMACEUTICALS, INC.

PART II. OTHER INFORMATION

Item 2. Sale of $150 million principal amount of 1.375% Convertible Senior Notes

In January 2005, we completed the sale of $150 million principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (the “1.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The sale included the exercise in full by the initial purchasers of their option to purchase an additional $25 million principal amount of notes. The 1.375% Notes are convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock (equivalent to a conversion price of approximately $31.46 per share and a conversion premium of 35% to the last reported sale price on January 19, 2005) per $1,000 principal amount of the 1.375% Notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the notes. We do not have the right to redeem any of the 1.375% Notes prior to maturity.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 10, 2004, the stockholders voted to elect the following directors by the votes indicated:

Leonard Bell, M.D.:	24,733,958 For, 582,669 Against or Withheld, 0 Abstaining
David W. Keiser:	24,598,244 For, 718,383 Against or Withheld, 0 Abstaining
Max Link, Ph.D.:	24,269,899 For, 1,046,728 Against or Withheld, 0 Abstaining
Joseph A. Madri, Ph.D.,M.D.:	24,740,461 For, 576,166 Against or Withheld, 0 Abstaining
Larry L. Mathis:	22,543,085 For, 2,773,542 Against or Withheld, 0 Abstaining
R. Douglas Norby:	24,741,761 For, 574,866 Against or Withheld, 0 Abstaining
Alvin S. Parven:	24,294,436 For, 1,022,191 Against or Withheld, 0 Abstaining

Additionally, the stockholders voted to replace the Company’s 2000 Stock Option Plan and the 1992 Stock Option Plan for Outside Directors with the Company’s 2004 Incentive Plan; and ratified the appointment of PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm. The votes were:

Adoption of 2004 Incentive Plan:         13,896,227 For, 5,578,678 Against, 35,162 Abstain, 5,806,560 Not Voted

Appointment of independent registered public accounting firm: 25,286,784 For, 27,654 Against, 2,189 Abstain

Item 6. Exhibits

(a) Exhibits

10.1 Form of Stock Option Agreement for Executive Officers (Form A).

10.2 Form of Stock Option Agreement for Executive Officers (Form B).

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

31.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion.

ALEXION PHARMACEUTICALS, INC.

Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

32.2 Certification by Carsten Boess, Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: March 8, 2005	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: March 8, 2005	By:	/s/ David W. Keiser
David W. Keiser
President and Chief Operating Officer

Date: March 8, 2005	By:	/s/ Carsten Boess
Carsten Boess
Vice President and Chief Financial Officer
(principal financial officer)

Date: March 8, 2005	By:	/s/ Barry P. Luke
Barry P. Luke
Vice President of Finance and Administration
(principal accounting officer)