Form 10-Q
period 2005-04-30
ALEXION PHARMACEUTICALS INC
filed 2005-06-09
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Common Stock, $0.0001 par value	28,114,845 shares
Class	Outstanding at May 31, 2005

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(UNAUDITED)

(amounts in thousands)

	April 30, 2005	July 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$35,141	$113,224
Marketable securities	191,435	153,277
Milestone receivable	—	4,000
Reimbursable contract costs	120	826
State tax receivable	953	1,493
Prepaid expenses and other current assets	4,387	3,513

Total current assets	232,036	276,333

Property, plant and equipment, net	11,958	11,336
Property, plant and equipment held for sale (see Note 7)	—	450
Goodwill	19,954	19,954
Prepaid manufacturing costs (see Note 8)	11,600	9,500
Deferred financing costs, net (see Note 3)	4,574	1,547
Other assets	457	455

TOTAL ASSETS	$280,579	$319,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable (see Note 7)	$—	$3,920
Accounts payable	2,878	3,973
Accrued expenses	22,529	11,004
Capital lease obligation – current	123	—
Deferred revenue	826	588
Deferred research and development payments	—	188

Total current liabilities	26,356	19,673

Deferred revenue, less current portion	5,735	6,177
Deferred research and development payments, less current portion	—	1,203
Capital lease obligation – non-current	88	—
Convertible notes (see Note 3)	150,000	120,000

Total liabilities	182,179	147,053

Stockholders’ Equity:
Preferred stock $.0001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock $.0001 par value; 145,000 shares authorized; 28,091 and 27,557 shares issued at April 30, 2005 and July 31, 2004, respectively	3	3
Additional paid-in capital	517,154	512,827
Stock subscription receivable	(5)	—
Deferred stock-based compensation	(2,072)	—
Accumulated deficit	(415,469)	(339,361)
Accumulated other comprehensive loss	(611)	(347)
Treasury stock, at cost; 37 shares	(600)	(600)

Total stockholders’ equity	98,400	172,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,579	$319,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(UNAUDITED)

(amounts in thousands, except per share amounts)

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
CONTRACT RESEARCH REVENUES	$151	$168	$861	$462

OPERATING EXPENSES:
Research and development	25,021	10,792	63,772	42,004
General and administrative	4,777	3,569	12,736	9,683

Total operating expenses	29,798	14,361	76,508	51,687

Operating loss	(29,647)	(14,193)	(75,647)	(51,225)

OTHER INCOME AND EXPENSE:
Investment income	1,729	720	3,946	2,715
Interest expense	(1,600)	(1,926)	(5,429)	(5,781)
Gain from extinguishment of note payable	—	—	3,804	—
Loss from early extinguishment of convertible notes	(3,184)	—	(3,184)	—

Loss before state tax benefit	(32,702)	(15,399)	(76,510)	(54,291)

State tax benefit	252	186	402	319

Net loss	$(32,450)	$(15,213)	$(76,108)	$(53,972)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.16)	$(0.69)	$(2.74)	$(2.54)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	27,938	21,969	27,793	21,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements Of Cash Flows

(UNAUDITED)

(amounts in thousands)

	Nine months ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,108)	$(53,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from extinguishment of note payable	(3,804)	—
Write-off of remaining deferred financing costs	1,212	—
Depreciation and amortization	2,617	2,547
Stock based compensation expense	205	115
Change in assets and liabilities:
Milestone receivable and reimbursable contract costs	4,706	326
State tax receivable	540	(109)
Prepaid expenses and other assets	(876)	107
Prepaid manufacturing costs	(2,100)	—
Accounts payable	(1,095)	(3,084)
Accrued expenses	11,858	(2,301)
Deferred revenue	(204)	(441)
Deferred research and development payments	(1,391)	1,438

Net cash used in operating activities	(64,440)	(55,374)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(399,061)	(122,566)
Proceeds from maturity or sale of marketable securities	360,642	182,766
Investments in patents and licensed technology	—	(5)
Purchases of property, plant and equipment	(2,511)	(1,291)

Net cash (used in) provided by investing activities	(40,930)	58,904

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from convertible note offering	145,242	—
Redemption of convertible notes	(120,000)	—
Net proceeds from issuance of common stock	2,045	46,186

Net cash provided by financing activities	27,287	46,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,083)	49,716

CASH AND CASH EQUIVALENTS, beginning of period	113,224	24,844

CASH AND CASH EQUIVALENTS, end of period	$35,141	$74,560

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

2. Accounting for Stock-Based Compensation -

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123”, we account for our stock-based compensation awards, which include grants of both stock options and restricted stock, using the intrinsic method and disclose the effect on the net loss per share as if the fair value method had been used.

At April 30, 2005, we have one stock-based compensation plan for employees, directors and consultants of Alexion, the 2004 Incentive Plan. We account for employees and directors in the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. We account for non-employees in the plan under the fair value method as defined by SFAS No. 123. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised FASB 123(R), “Share-based Payments.” The adoption of this standard will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. The effective date for public companies (not considered small business issuers) is for annual periods beginning after June 15, 2005. We have begun to evaluate the effect of the adoption of this standard on our stock-based compensation plan.

The following table illustrates the pro-forma effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and nine months ended April 30, 2005 and 2004 (dollars in thousands, except per share amounts):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Net loss, as reported	$(32,450)	$(15,213)	$(76,108)	$(53,972)
Add: Stock-based employee compensation expense included in reported net loss	78	16	83	48
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,634)	(3,673)	(7,777)	(10,765)

Pro forma net loss	$(35,006)	$(18,870)	$(83,802)	$(64,689)

Net loss per share:
Basic and diluted - as reported	$(1.16)	$(0.69)	$(2.74)	$(2.54)
Basic and diluted - pro forma	$(1.25)	$(0.86)	$(3.02)	$(3.04)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of applying the fair value recognition provisions of SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts. Reported net loss includes non-employee compensation expense of $120,000 and $122,000 for the three and nine months ended April 30, 2005 respectively, and $23,000 and $67,000 for the three and nine months ended April 30, 2004 respectively. In March of 2005, we issued approximately 106,000 shares of restricted stock with a vesting period of four years to certain employees. We recognized approximately $78,000 as compensation expense for these shares during the three months ended April 30, 2005. This expense is included in the table above. Deferred stock-based compensation expense related to these shares was $2,072,000 and will be recognized over the remaining vesting period.

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

If a holder elects to convert its 1.375% Notes upon the occurrence of a transaction or event such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market (such as NASDAQ), the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.91 per $1,000 principal amount).

A shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of these notes was declared effective by the SEC on May 25, 2005.

We incurred interest expense of approximately $515,000 and $555,000 for the three and nine months ended April 30, 2005 respectively, related to the 1.375% Notes. We incurred deferred financing costs related to this offering of approximately $4.8 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the seven year term of the notes.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net proceeds of approximately $145.2 million from this offering were used to redeem our entire outstanding $120 million principal amount of 5.75% Convertible Subordinated Notes due March 2007 (“5.75% Notes”) and for general corporate purposes. On March 15, 2005, we redeemed all of the 5.75% Notes outstanding at the redemption price of 101.643% for each $1,000 principal amount of 5.75% Notes. We paid a redemption premium related to these notes of approximately $2.0 million during this quarter. We incurred interest expense of approximately $862,000 and $4.3 million for the three and nine months ended April 30, 2005 respectively, and approximately $1.7 million and $5.2 million for the three and nine months ended April 30, 2004 respectively, related to these notes. We incurred deferred financing costs related to this offering of approximately $4.0 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of these notes. The remaining balance of deferred financing costs was approximately $1.2 million at the redemption date. The difference between the amount paid, including the redemption premium, and the carrying value of the notes, including the remaining deferred financing costs, was recognized as a $3.2 million loss from early extinguishment of convertible notes.

4. Deferred Revenue -

In January 1999, we and Procter & Gamble Pharmaceuticals (“P&G”) entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense. We are recognizing a non-refundable up-front license fee of $10 million related to the P&G collaboration as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999. We recorded this payment as deferred revenue. The balance at April 30, 2005 and July 31, 2004 was $6.3 million and $6.8 million, respectively.

5. Deferred Research and Development Payments - XOMA Ltd. Collaboration -

In December 2003, we and XOMA (U.S.) LLC (“XOMA”) entered into a collaborative agreement for the development and commercialization of a rationally designed human c-MPL agonist antibody to treat chemotherapy-induced thrombocytopenia. Thrombocytopenia is an abnormal blood condition in which the number of platelets is reduced, potentially leading to bleeding complications.

In November 2004, we and XOMA determined that the lead molecule in this c-MPL agonist antibody collaboration did not meet the criteria established in the program for continued development. In the first calendar quarter of 2005, we and XOMA determined not to continue with this joint development program and terminated the collaboration in April 2005.

Under the terms of the agreement, we received a $1.5 million upfront non-refundable payment upon initiation of the collaboration. We recorded the payment as a deferred research and development payment. During the quarter ended April 30, 2005, we recognized the remaining balance of approximately $1.3 million of the deferred payment as a reduction of research and development expense.

6. Net Loss Per Common Share -

Basic net loss per common share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the respective period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of common share equivalents outstanding during the period. Common share equivalents represent dilutive stock options, convertible subordinated debt, and/or convertible senior debt. These outstanding stock options, convertible subordinated debt, and/or convertible senior debt entitled holders to acquire 9,648,481 and

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5,732,311 shares of common stock at April 30, 2005 and 2004, respectively. There is no difference in basic and diluted net loss per common share for the three and nine months ended April 30, 2005 and 2004 as the effect of common share equivalents is anti-dilutive.

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

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been terminated. In the quarter ended October 31, 2004 an offer of $450,000 from a third-party was accepted by Tyco for CFC’s assets. Tyco retained the proceeds from the sale of CFC’s assets and extinguished the note and unpaid interest. We transferred the assets to Tyco as of October 31, 2004. Since CFC’s assets, consisting of property, plant and equipment, were insufficient to satisfy the $3.9 million note, unpaid interest of $0.3 million, and other obligations of CFC, Tyco formally discharged CFC of any further obligations. As a result, we extinguished the $3.9 million note and unpaid interest of $0.3 million offset by the transfer of CFC’s assets of $450,000 to Tyco. Consequently, we recorded the resulting gain of $3.8 million as gain from extinguishment of note payable on a consolidated basis in the first quarter of fiscal 2005.

8. Prepaid Manufacturing Costs - Lonza Large-Scale Product Supply Agreement -

The Large-Scale Product Supply Agreement dated December 18, 2002 (the “Lonza Agreement”) between Lonza Biologics PLC (“Lonza”) and Alexion, relating to the manufacture of our product candidate eculizumab, was amended (the “Lonza Amendment”) in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture eculizumab was changed; the manufacturing capacity we are required to purchase was reduced; and future potential payments of $10 million by us to Lonza relating to achievement of eculizumab sales milestones and of up to $15 million by us relating to manufacturing yields achieved by Lonza were eliminated. Per the Lonza Agreement, we remitted cash advances aggregating $10 million through July 31, 2004 for the long-term commercial manufacture of our C5 antibody, eculizumab. In the first quarter of fiscal 2005, we paid Lonza an additional $3.5 million as a non-refundable advance under the Lonza Amendment. These prepaid manufacturing costs are amortized as Lonza completes production batches as stipulated in the contract. We amortized $0.9 million and $1.4 million of the prepaid advance as an expense in the three and nine months ended April 30, 2005, respectively. We amortized $0.5 million of the prepaid advance as an expense in fiscal 2004.

9. Commitments and Contingencies -

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or otherwise in connection with the use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as April 30, 2005.

10. Comprehensive Loss -

A summary of total comprehensive loss is as follows (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Net loss	$(32,450)	$(15,213)	$(76,108)	$(53,972)
Unrealized losses on marketable securities	(42)	(308)	(264)	(753)

Total comprehensive loss	$(32,492)	$(15,521)	$(76,372)	$(54,725)

11. Recently Issued Accounting Pronouncements -

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005. Pursuant to revisions to SFAS No. 123(R) in April 2005 by the FASB, we are obligated to start expensing options at the commencement of our fiscal year on August 1, 2005. We are evaluating the requirements of the pronouncement and expect that the adoption of SFAS 123(R) will have a material impact on our results of operations and loss per share. We are currently reviewing the method of adoption, including the transition method, valuation methods and support for the assumptions that underlie the valuation of the awards.

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 (SAB 107) which is to provide guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide additional guidance regarding the valuation of share-based payment arrangements for public companies. In addition SAB 107 includes interpretive guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in MD&A subsequent to adoption of SFAS 123(R). As of April 30, 2005, we had not yet adopted SAB 107.

ALEXION PHARMACEUTICALS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in in the section under the caption “Risk Factors” below and a variety of other risks set forth from time to time in our filings with the SEC. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Overview

Business:

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

Our two lead product candidates, pexelizumab and eculizumab, are currently undergoing evaluation in several clinical development programs, including two Phase III trials of eculizumab for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), a pivotal Phase III trial of pexelizumab in coronary artery bypass graft (“CABG”) surgery patients undergoing cardiopulmonary bypass (“CPB”), and a pivotal Phase III trial of pexelizumab in acute myocardial infarction (“AMI”) patients. We are developing pexelizumab in collaboration with P&G.

To date, we have studied our two lead antibody product candidates in a variety of clinical development programs enrolling over 10,000 patients in clinical trials. In addition to our Phase III programs, we have an ongoing global registry for PNH patients, and may pursue additional indications for eculizumab. We also have other product candidates in earlier stages of development.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of April 30, 2005, we had an accumulated deficit of $415.5 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities and developing a sales and marketing force. We will need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate partnerships for product development and commercialization.

Convertible Notes:

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

ALEXION PHARMACEUTICALS, INC.

If a holder elects to convert its 1.375% Notes upon the occurrence of a transaction or event such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market (such as NASDAQ), the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.91 per $1,000 principal amount).

A shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of these notes was declared effective by the SEC on May 25, 2005.

We incurred deferred financing costs related to this offering of approximately $4.8 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the seven year term of the notes.

The net proceeds of approximately $145.2 million from this offering both have been used to redeem our entire outstanding $120 million principal amount of 5.75% Convertible Subordinated Notes due March 2007 (the “5.75% Notes) and the balance will be utilized for general corporate purposes. On March 15, 2005, we redeemed all of the 5.75% Notes outstanding at the redemption price of 101.643% for each $1,000 principal amount of 5.75% Notes. We paid a redemption premium related to these notes of approximately $2.0 million. We incurred interest expense of approximately $862,000 and $4.3 million for the three and nine months ended April 30, 2005 respectively, and approximately $1.7 million and $5.2 million for the three and nine months ended April 30, 2004 respectively, related to these notes. We incurred deferred financing costs related to this offering of approximately $4.0 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of these notes. The remaining balance of deferred financing costs was approximately $1.2 million at the redemption date. The difference between the amount paid, including the redemption premium, and the carrying value of these notes, including the remaining deferred financing costs, was recognized as a $3.2 million loss from early extinguishment of convertible notes.

Results of Operations

A summary of revenues recognized from contract research collaboration and grant awards is as follows for the three and nine months ended April 30 (dollars in thousands):

	Three months ended April 30,		Nine months ended April 30,
	2005	2004	2005	2004
Collaboration/Grant Awards
P&G	$147	$147	$441	$441
U.S. government grants	4	21	420	21

Contract Research Revenues	$151	$168	$861	$462

Three Months Ended April 30, 2005

Compared with Three Months ended April 30, 2004

We earned contract research revenues of $151,000 for the three months ended April 30, 2005 and $168,000 for the same period ended April 30, 2004. Our third fiscal quarter revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab and U.S. government grant revenue related to our research programs.

ALEXION PHARMACEUTICALS, INC.

We incurred research and development expenses of $25.0 million for the three months ended April 30, 2005 and $10.8 million for the three months ended April 30, 2004. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the three months ended April 30, 2005 and 2004, respectively (dollars in thousands):

	Three months ended April 30,
($ in thousands)	2005	2004
Research and development expenses:
Payroll and benefits	$4,932	$3,537
Clinical development	12,740	4,440
Manufacturing development and manufacturing	6,058	47
Discovery research	(564)	1,173
Operating and occupancy	1,274	1,039
Depreciation and amortization	581	556

Total research and development	$25,021	$10,792

The $14.2 million increase in research and development expenses resulted primarily from higher clinical development costs related to our four ongoing Phase III clinical trials, higher payroll and benefits costs and increased occupancy costs due to increased headcount to support progressing enrollment in the clinical trials, higher manufacturing expenses due to the timing of such activities, partially offset by the $1.7 million decrease in discovery research costs due principally to the recognition of the $1.3 million non-refundable deferred payment received from XOMA (U.S.) LLC (“XOMA”) after the collaboration with XOMA was terminated this quarter. (see Note 5). Absent the effect of the XOMA termination, discovery research costs were approximately $686,000 during the three months ended April 30, 2005.

Our general and administrative expenses were $4.8 million for the three months ended April 30, 2005 and $3.6 million for the three months ended April 30, 2004. The $1.2 million increase resulted principally from increased pre-marketing and commercial development activities of approximately $600,000 in support of our clinical trials, higher professional fees of approximately $300,000 principally for compliance activities, and higher personnel related costs to support the growth of operations of approximately $200,000.

Total operating expenses were $29.8 million and $14.4 million for the three months ended April 30, 2005 and 2004, respectively.

Investment income was $1.7 million for the three months ended April 30, 2005 compared to $720,000 for the three months ended April 30, 2004. The increase was due primarily to higher market interest rates and higher principal amounts. Interest expense was $1.6 million for the three months ended April 30, 2005 compared to $1.9 million for the three months ended April 30, 2004. The decrease in interest expense is attributable to the lower interest rate for the 1.375% Notes. We recorded a $3.2 million loss from early extinguishment of the 5.75% Notes, which consisted of the write-off of the remaining balance of deferred financing costs of approximately $1.2 million and the redemption premium of approximately $2.0 million.

We recorded a state tax benefit of approximately $252,000 for the three months ended April 30, 2005 and $186,000 for the three months ended April 30, 2004. The benefit is the result of the exchange of our estimated fiscal 2004 and fiscal 2005 incremental research and development tax credits.

ALEXION PHARMACEUTICALS, INC.

As a result of the above factors, we incurred a net loss of $32.5 million or $1.16 basic and diluted net loss per common share for the three months ended April 30, 2005 compared to a net loss of $15.2 million or $0.69 basic and diluted net loss per common share for the three months ended April 30, 2004.

Nine Months Ended April 30, 2005

Compared with Nine Months ended April 30, 2004

We earned contract research revenues of $861,000 for the nine months ended April 30, 2005 compared to $462,000 for the same period ended April 30, 2004. Our fiscal nine month revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab and U.S. government grant revenue related to our research programs.

We incurred research and development expenses of $63.8 million for the nine months ended April 30, 2005 and $42.0 million for the nine months ended April 30, 2004. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the nine months ended April 30, 2005 and 2004, respectively (dollars in thousands):

	Nine months ended April 30,
($ in thousands)	2005	2004
Research and development expenses:
Payroll and benefits	$13,045	$11,200
Clinical development	29,750	13,023
Manufacturing development and manufacturing	14,384	10,034
Discovery research	1,242	3,203
Operating and occupancy	3,664	2,781
Depreciation and amortization	1,687	1,763

Total research and development	$63,772	$42,004

The $21.8 million increase in research and development expenses resulted primarily from higher clinical development costs related to our four ongoing Phase III clinical trials, higher payroll and benefits costs and increased occupancy costs due to increased headcount to support progressing clinical enrollment and late-stage development activities, increased manufacturing development and manufacturing expenses due to the timing of such activities, partially offset by the decrease in discovery research costs due principally to the recognition of the non-refundable deferred payment received from XOMA. Absent the effect of the XOMA termination, discovery research costs were approximately $2.5 million during the nine months ended April 30, 2005.

Our general and administrative expenses were $12.7 million for the nine months ended April 30, 2005 compared to $9.7 million for the nine months ended April 30, 2004. The increase of $3.0 million resulted principally from increased headcount, personnel related costs, and professional fees of approximately $1.7 million to support the growth of our operations, and increased costs associated with our pre-marketing and commercial development activities of approximately $1.3 million.

Total operating expenses were $76.5 million and $51.7 million for the nine months ended April 30, 2005 and 2004, respectively.

Investment income was $3.9 million for the nine months ended April 30, 2005 compared to $2.7 million for the nine months ended April 30, 2004. The increase in investment income of $1.2 million resulted primarily from higher interest rates and higher principal amounts. Interest expense was $5.4 million for the nine months ended April 30,

ALEXION PHARMACEUTICALS, INC.

2005, compared with $5.8 million for the nine months ended April 30, 2004. The decrease in interest expense is attributable to the lower interest rate for the 1.375% Notes. We recorded a $3.2 million loss from early extinguishment of the 5.75% Notes, which consisted of the write-off of the remaining balance of non-refundable deferred financing costs of approximately $1.2 million and the redemption premium of approximately $2.0 million.

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

We recorded a state tax benefit of approximately $402,000 for the nine months ended April 30, 2005 and $319,000 for the nine months ended April 30, 2004. The benefit is the result of the exchange of our estimated fiscal 2004 and fiscal 2005 incremental research and development tax credits.

As a result of the above factors, we incurred a net loss of $76.1 million, or $2.74 basic and diluted net loss per common share, for the nine months ended April 30, 2005 compared to a net loss of $54.0 million, or $2.54 basic and diluted net loss per common share, for the nine months ended April 30, 2004.

Liquidity and Capital Resources

As of April 30, 2005, cash, cash equivalents, and marketable securities were $226.6 million compared with $266.5 million at July 31, 2004. The decrease was primarily due to the redemption of our $120 million 5.75% Notes and the funding of operating activities, partially offset by the sale of our 1.375% convertible senior notes for approximately $145.2 million net of financing fees. The net proceeds from the sale of the 1.375% Notes, less the redemption of the 5.75% Notes including the redemption premium, was $23.3 million.

Net cash used in operating activities for the nine months ended April 30, 2005 was $62.5 million. This consisted primarily of our net loss of $76.1 million, the add-back to the net loss of the non-cash gain on the extinguishment of the note payable and interest of $3.8 million net, and the $3.0 million advance payment made to Lonza Biologics PLC (“Lonza”) as per the Amendment to the Large-Scale Product Supply Agreement in April 2004. The uses of cash are partially offset by the collection of a $4.0 million milestone receivable from P&G concurrent with the dosing of our first patient in the APEX-AMI Phase III clinical trial, and increased accrued expenses of $11.9 million principally related to the four Phase III clinical trials.

Net cash used in investing activities for the nine months ended April 30, 2005 was $40.9 million. This included $38.4 million of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $2.5 million of property, plant and equipment additions.

Net cash provided by financing activities for the nine months ended April 30, 2005 was $25.3 million primarily consisting of $145.2 million from the sale of our 1.375% Notes and the $2.0 million proceeds from stock option exercises, partially offset by the redemption of our $120 million 5.75% Notes.

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next eighteen months.

ALEXION PHARMACEUTICALS, INC.

The following table summarizes our current contractual obligations at April 30, 2005 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments, and supporting arrangements represent estimated payments based on current operating forecasts, which are subject to change ($ amounts in millions):

	Total for remainder of fiscal 2005	2006	2007	2008	2009	2010 and thereafter
Contractual obligations:
Convertible senior notes	$—	$—	$—	$—	$—	$150.0
Interest expense	—	2.1	2.1	2.1	2.1	6.3
Operating and capital leases	0.6	2.5	2.6	2.1	1.9	4.2

Total contractual obligations	$0.6	$4.6	$4.7	$4.2	$4.0	$160.5

Commercial commitments:
Clinical and manufacturing development	$24.0	$47.3	$20.6	$23.4	$20.8	$—
Licenses	0.5	0.8	0.7	0.7	0.4	1.5
Research and development	—	0.1	—	—	—	—

Total commercial commitments	$24.5	$48.2	$21.3	$24.1	$21.2	$1.5

Contractual Obligations

Our contractual obligations include our $150 million of 1.375% Notes due February 2012, our annual payments of approximately $2.3 million for operating and capital leases, principally for facilities and equipment, and, an open letter of credit of $200,000 which serves as a security deposit on our facility in Cheshire, Connecticut.

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

The net proceeds of approximately $145.2 million from this offering both were used to redeem our entire outstanding $120 million principal amount of 5.75% Notes on March 15, 2005 and the balance will be utilized for general corporate purposes.

We incurred deferred financing costs related to this offering of the 1.375% Notes of approximately $4.8 million, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes.

ALEXION PHARMACEUTICALS, INC.

Commercial Commitments

Our commercial commitments consist of cancelable research and development, licenses, operations, clinical development including clinical trials, and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses and payments. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon our clinical development programs’ progress as well as our commercialization plans. Our commercial commitments are represented principally by our agreement with Lonza and our collaboration with P&G.

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

ALEXION PHARMACEUTICALS, INC.

XOMA Collaboration

In November 2004, we and XOMA determined that the lead molecule in this c-MPL agonist antibody collaboration did not meet the criteria established in the program for continued development. In the first calendar quarter of 2005, we and XOMA determined not to continue with this joint development program and terminated the collaboration in April 2005. We received a $1.5 million upfront non-refundable payment upon initiation of the collaboration. We recorded the payment as a deferred research and development payment. During the quarter ended April 30, 2005, we recognized the remaining balance of the deferred payment of approximately $1.3 million as a reduction of research and development expense.

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

We have incurred losses since we started our company in January 1992. As of April 30, 2005, we had an accumulated deficit of approximately $415 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We have no products that are available for sale and do not know when we will have products available for sale, if ever. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent and the timing of our future losses and our profitability, if we are ever profitable, are highly uncertain.

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

We depend heavily on the success of our lead product candidates, eculizumab and pexelizumab, which are still under development. If we do not obtain FDA approval of our lead product candidates, or if FDA delays approval or narrows the indications for which we may market these product candidates, our business will be materially harmed.

We anticipate that in the near term our ability to generate revenues will depend on the successful development and commercialization of eculizumab and pexelizumab. The commercial success of our lead product candidates will depend on several factors, including the following: successful completion of our ongoing Phase III clinical trials for these product candidates; receipt of marketing approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities ourselves or through third party manufacturers; successfully launching commercial sales of the products; and acceptance of the products in the medical community and by third party payors.

If the data from our ongoing Phase III pivotal clinical trials for our lead product candidates are not satisfactory, we may not proceed with the filing of a biological license application, or BLA, for one or both of our lead product candidates or we may be forced to delay the filing. Even if the results of the ongoing pivotal trials appear satisfactory and we file a BLA, the FDA and similar foreign regulatory agencies may not accept our filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for one or both of our product candidates, they may narrow the indications for which we are permitted to market one or both products, or may pose other restrictions on the use or marketing of the product. A narrowed indication or other restrictions may limit the market potential for the affected product. If we are not successful in commercializing one or both of our lead product candidates, or are significantly delayed or limited in doing so, our business will be materially harmed and we may need to curtail or cease operations.

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We believe we have sufficient capital to fund our operations and product development for at least eighteen months. We may need to raise additional capital before or after that time to complete the development and commercialization of our product candidates. We are currently conducting or initiating several clinical trials. Funding needs may shift between programs and potentially accelerate and increase if we initiate new pivotal trials for our product candidates, including any pivotal clinical trial of pexelizumab for AMI patients undergoing angioplasty. We rely heavily on P&G to fund development of pexelizumab. If P&G were to terminate the pexelizumab collaboration, we could have to raise additional capital or find new collaboration partners in order to continue the development of pexelizumab.

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

We are significantly leveraged.

We currently have outstanding $150 million principal amount of 1.375% convertible senior notes. The degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on our notes;

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

A 10% increase or decrease in market interest rates would result in no material impact on our 1.375% Convertible Senior Notes. The marketable securities as of April 30, 2005, had maturities of less than two years. The weighted-average interest rate on marketable securities at April 30, 2005 was approximately 3.1%. The fair value of marketable securities held at April 30, 2005 was $191.4 million.

Item 4. Controls and Procedures.

We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information relating to us and required to be included in the reports we file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is accumulated and communicated to the Chief Executive Officer and Acting Chief Financial Officer or other persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required under paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ALEXION PHARMACEUTICALS, INC.

PART II. OTHER INFORMATION

Item 2. Redemption of $120 million principal amount of 5.75% Convertible Subordinated Notes

We redeemed all of our $120 million 5.75% Notes due March 15, 2007 on March 15, 2005 along with the redemption premium of approximately $2.0 million based upon the redemption price of 101.643% for each $1,000 principal amount of the 5.75% Notes with the net proceeds from the issuance of the 1.375% Convertible Senior Notes due February 1, 2012.

Item 6. Exhibits

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

31.2 Certification by David W. Keiser, President, Chief Operating Officer, and Acting Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

32.2 Certification by David W. Keiser, President, Chief Operating Officer, and Acting Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005.

(b) Reports on Form 8-K

Report on Form 8-K, filed on March 14, 2005, announcing the appointment of Ruedi E. Waeger, Ph.D. to Alexion’s Board of Directors.

Report on Form 8-K, filed on March 16, 2005, announcing the resignation of Carsten Boess as Alexion’s Vice-President and Chief Financial Officer, effective April 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: June 6, 2005	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: June 6, 2005	By:	/s/ David W. Keiser
David W. Keiser
President and Chief Operating Officer
(principal financial officer)

Date: June 6, 2005	By:	/s/ Barry P. Luke
Barry P. Luke
Vice President of Finance and Administration
(principal accounting officer)