Form 10-Q/A
period 2005-04-30
ALEXION PHARMACEUTICALS INC
filed 2005-06-10
CIK 899866

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely to revise information contained under the caption “Liquidity and Capital Resources” of Item 2 of Part I of Alexion Pharmaceutical, Inc.’s quarterly report on Form 10-Q for the quarterly period ended April 30, 2005. The revisions have been made to correct two inadvertent errors: (1) net cash used in operating activities for the nine months ended April 30, 2005 should have been reported as $64.4 million; and (2) net cash provided by financing activities for the nine months ended April 30, 2005 should have been reported as $27.3 million. The financial statements included in the Form 10-Q as originally filed have not been revised. This Form 10-Q/A includes the original filing in its entirety for the convenience of the reader.

With the exception of the foregoing, no other information in the quarterly report on Form 10-Q has been supplemented, updated or amended.

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

Net cash used in operating activities for the nine months ended April 30, 2005 was $64.4 million. This consisted primarily of our net loss of $76.1 million, the add-back to the net loss of the non-cash gain on the extinguishment of the note payable and interest of $3.8 million net, and the $3.0 million advance payment made to Lonza Biologics PLC (“Lonza”) as per the Amendment to the Large-Scale Product Supply Agreement in April 2004. The uses of cash are partially offset by the collection of a $4.0 million milestone receivable from P&G concurrent with the dosing of our first patient in the APEX-AMI Phase III clinical trial, and increased accrued expenses of $11.9 million principally related to the four Phase III clinical trials.

Net cash used in investing activities for the nine months ended April 30, 2005 was $40.9 million. This included $38.4 million of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $2.5 million of property, plant and equipment additions.

Net cash provided by financing activities for the nine months ended April 30, 2005 was $27.3 million primarily consisting of $145.2 million from the sale of our 1.375% Notes and the $2.0 million proceeds from stock option exercises, partially offset by the redemption of our $120 million 5.75% Notes.

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

Item 6. Exhibits

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2005.

31.2 Certification by David W. Keiser, President, Chief Operating Officer, and Acting Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2005.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2005.

32.2 Certification by David W. Keiser, President, Chief Operating Officer, and Acting Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended April 30, 2005.

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

ALEXION PHARMACEUTICALS, INC.

Date: June 10, 2005	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: June 10, 2005	By:	/s/ David W. Keiser
David W. Keiser
President and Chief Operating Officer
(principal financial officer)

Date: June 10, 2005	By:	/s/ Barry P. Luke
Barry P. Luke
Vice President of Finance and Administration
(principal accounting officer)