Form 10-Q
period 2005-10-31
ALEXION PHARMACEUTICALS INC
filed 2005-12-06
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	30,914,583
Class	Outstanding at November 30 2005

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands)

(UNAUDITED)

	October 31, 2005	July 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,992	$46,951
Marketable securities	167,534	148,453
Prepaid expenses and other current assets	5,083	5,758

Total current assets	235,609	201,162

Property, plant and equipment, net	10,849	11,546
Goodwill, net	19,954	19,954
Prepaid manufacturing costs	10,000	10,600
Other assets	4,688	4,860

Total Assets	$281,100	$248,122

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$1,869	$7,455
Accrued expenses	21,148	16,364
Deferred revenue	810	820
Current portion of obligations under capital lease	128	75

Total current liabilities	23,955	24,714

Obligations under capital lease	110	149
Deferred revenue, less current portion	5,441	5,588
Convertible notes	150,000	150,000

Total Liabilities	179,506	180,451

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 145,000 shares authorized; 30,901 and 28,227 shares issued at October 31, 2005 and July 31, 2005, respectively	3	3
Additional paid-in capital	586,216	518,883
Treasury Stock, at cost, 50 and 37 shares at October 31, 2005 and July 31, 2005, respectively	(981)	(600)
Deferred stock-based compensation expense	—	(1,938)
Accumulated deficit	(483,185)	(448,111)
Accumulated other comprehensive loss	(459)	(566)

Total Stockholders’ Equity	101,594	67,671

Total Liabilities and Stockholders’ Equity	$281,100	$248,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(amounts in thousands, except per share amounts)

(UNAUDITED)

	Three months ended October 31,
	2005	2004
CONTRACT RESEARCH REVENUES	$460	$147

OPERATING EXPENSES
Research and development	30,274	18,663
General and administrative	6,484	3,679

Total operating expenses	36,758	22,342

Operating loss	(36,298)	(22,195)

OTHER INCOME AND EXPENSE
Investment income	1,832	1,049
Interest expense	(733)	(1,908)
Gain from extinguishment of note payable	—	3,804

Loss before state tax benefit	(35,199)	(19,250)

STATE TAX BENEFIT	125	62

Net Loss	$(35,074)	$(19,188)

OTHER COMPREHENSIVE INCOME/LOSS
Foreign currency translation	2	—
Unrealized gains on marketable securities	105	56

Comprehensive Loss	$(34,967)	$(19,132)

BASIC AND DILUTED LOSS PER SHARE DATA

Net loss per share	$(1.16)	$(0.70)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,355	27,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements Of Cash Flows

(amounts in thousands)

(UNAUDITED)

	Three months ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,074)	$(19,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain from extinguishment of note payable	—	(3,804)
Depreciation and amortization	983	803
Stock-based compensation expense	2,436	7
Changes in operating assets and liabilities
Prepaid expenses and other assets	678	4,816
Prepaid manufacturing costs	600	(3,200)
Accounts payable	(5,586)	2,140
Accrued expenses	4,798	(1,292)
Deferred revenue	(157)	(147)
Deferred research and development costs	—	(48)

Net cash used by operating activities	(31,322)	(19,913)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(267,016)	(79,520)
Proceeds from maturity or sale of marketable securities	248,040	33,545
Purchase of property, plant and equipment	(117)	(415)

Net cash used by investing activities	(19,093)	(46,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exchange of 13,713 common shares in 2005	(381)	—
Net proceeds from issuance of common stock	66,835	563

Net cash provided by financing activities	66,454	563

Effect of exchange rate changes	2	—
Net change in cash and cash equivalents	16,041	(65,740)
Cash and cash equivalents at beginning of period	46,951	113,224

Cash and cash equivalents at end of period	$62,992	$47,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

In our opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including those that are normal and recurring) that are necessary in the judgment of management for a fair presentation of such statements in conformity with accounting principles generally accepted in the United States (“GAAP”) for interim reporting. In preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

2. Accounting for Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective August 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. We have one stock-based compensation plan known as the 2004 Incentive Plan. Under this plan, restricted stock, stock options and other stock-related awards may be granted to directors, officers, employees and consultants or advisors of the Company or any subsidiary. To date, stock-based compensation issued under the plan consists of incentive and non-qualified stock options and restricted stock. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, stock options and restricted stock granted to employees fully vest four years from the grant date. Stock options have a term of 10 years. We recognize stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

Prior to August 1, 2005, we accounted for the 2004 Incentive Plan and preceding plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123). When applying the intrinsic value method, we did not record stock-based compensation cost in net income because the exercise price of our stock options equaled the market price of the underlying stock on the date of grant. We have elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption.

SFAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net loss and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to our stock-based employee compensation.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(Unaudited)

Three months ended October 31, 2004
Net loss, as reported	$(19,188)
Add: Stock-based employee compensation expense included in reported net loss	5

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,897)

Pro forma net loss	$(22,080)

Basic and diluted-as reported	$(0.70)
Basic and diluted-pro forma	$(0.80)

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005, in our condensed consolidated statement of income for the first quarter of fiscal 2006. During the quarter ended October 31, 2005, we recognized compensation expense of $2,287 for stock options and $149 for restricted stock, which were charged to our condensed consolidated statement of income. Due to our net loss position, a windfall tax benefit was not realized during the period. Upon the adoption of SFAS 123R, we reversed the deferred stock-based compensation account of $1,938 through additional paid-in-capital.

For the period ended October 31, 2005, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Three Months Ended October 31, 2005
	Using APB No. 25 Accounting	SFAS 123R Adjustments	As Reported
Income from operations	$(34,013)	$(2,285)	$(36,298)
Income before income taxes	(32,914)	(2,285)	(35,199)
Net income	(32,789)	(2,285)	(35,074)

Basic and diluted earnings per share	(1.08)	(0.08)	(1.16)

The adoption of SFAS 123R had no effect on the statement of cash flows due to our current loss position.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(Unaudited)

A summary of the status of our stock option plans at October 31, 2005 and changes during the three months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price
Options outstanding at July 31, 2005	4,729,793	$23.40
Options granted	520,300	27.58
Options cancelled	(32,971)	18.86
Options exercised	(153,712)	15.08

Options outstanding at October 31, 2005	5,063,410	24.11

Options exercisable at October 31, 2005	3,185,783	$25.97

Options exercisable at October 31, 2005 had an aggregate intrinsic value of $4,530 and a weighted average remaining contractual life of 5 years. The following table presents weighted average price information about significant option groups exercisable at October 31, 2005:

Range of Exercise Prices	Number Exercisable	Weighted- Average Exercise Price
$2.37 to 9.00	237,325	$8.87
$9.01 to 20.99	1,328,174	12.68
$ 21.00 to 24.50	915,906	21.54
$ 24.51 to 54.00	150,211	37.74
$ 54.01 to 87.00	524,167	67.06
$ 87.01 to 108.00	30,000	107.88

	3,185,783	$25.97

As of October 31, 2005, there was $25,789 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the status of our non-vested restricted stock as of October 31, 2005, and changes during the quarter ended October 31, 2005 are as follows:

	Restricted Stock	Weighted- Average Grant Date Fair Value
Nonvested at August 1, 2005	105,500	$20.38
Granted	20,000	27.58
Vested	—	—
Canceled	—	—

Nonvested at October 31, 2005	125,500	21.53

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(Unaudited)

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes model to value the compensation expense associated with our stock-based awards under SFAS 123R. In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative true-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

During the three months ended October 31, 2005, the weighted-average fair value of the options granted under the stock option plans was $17.90, using the following assumptions:

Expected life in years	6.25
Interest rate	4.20
Volatility	67%
Dividend yield	—

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the quarter ended October 31, 2005, the average expected life was determined using the simplified approach. As noted above, the Company adopted SFAS No. 123R on August 1, 2005 and estimated the expected term and the related period over which expected volatility is calculated, in accordance with SAB 107.

3. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the respective period. Diluted net loss per common share assumes in addition to the above, the dilutive effect of other potential common shares outstanding during the period. Other potential common shares represent dilutive stock options, unvested restricted stock, and convertible debt. These outstanding stock options, convertible debt, and unvested restricted stock entitled holders to acquire 9,957,431 and 5,842,438 shares of common stock at October 31, 2005 and 2004, respectively. There is no difference in basic and diluted net loss per common share for the three months ended October 31, 2005 and 2004 as the effect of common share equivalents is anti-dilutive.

4. Capital Structure

In August 2005, we issued 2,500,000 shares of common stock in a public offering at $26.75 per share, resulting in gross proceeds from the sale of $66,875. We incurred underwriting discounts and commissions of $2,145, or $0.86 per share as well as other expenses, resulting in net proceeds of $64,517.

During the quarter ended October 31, 2005, we issued 153,712 shares of common stock with proceeds of $2,318 upon the exercise of outstanding stock options. Through stock-based exercises of employee options, we increased our holdings of common stock in treasury by 13,713 shares. The shares were exchanged at fair market value for $381 in total.

5. Commitments and Contingencies

We enter into agreements that contain indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts)

(Unaudited)

intellectual property infringement claim by any third party with respect to our products, or otherwise in connection with the use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of October 31, 2005.

6. Subsequent Event

On November 23, 2005, we reported that preliminary results from the Phase III PRIMO-CABG2 study of pexelizumab failed to show statistical significance in reducing the study’s primary endpoint of the combined incidence of nonfatal myocardial infarction (heart attack) or death through 30 days following coronary artery bypass graft surgery. These preliminary results are unlikely to support filing for licensing approval of pexelizumab in the CABG indication. We intend to complete analysis of the data from the PRIMO-CABG2 study and expect the results to be presented at an upcoming scientific meeting. Together with Procter & Gamble Pharmaceuticals, Inc. (P&G), we are assessing the implications of the results of PRIMO-CABG2 on our second international pivotal Phase III study of pexelizumab, the APEX-AMI trial, which is investigating the benefits of using pexelizumab in patients experiencing a heart attack who are treated with primary percutaneous coronary intervention (PCI), or angioplasty.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management and may include, but are not limited to, statements regarding the status of our ongoing clinical trials and prospects for regulatory approval, the uncertainties involved in the drug development process, the safety and efficacy of our product candidates, our future research and development activities, estimates of the potential markets for our products, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support our products, the sufficiency of our existing capital resources and projected cash needs, sales and marketing plans, as well as assumptions relating to the foregoing. Words such as “anticipates,” “expects,” “intends,” “may,” plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the fiscal year ended July 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

Business

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

Our two lead product candidates, eculizumab and pexelizumab, are currently undergoing evaluation in several clinical development programs, including two Phase III trials of eculizumab for the treatment of paroxysmal nocturnal hemoglobinuria (“PNH”), a pivotal Phase III trial of pexelizumab in coronary artery bypass graft (“CABG”) surgery patients undergoing cardiopulmonary bypass (“CPB”), and a pivotal Phase III trial of pexelizumab in acute myocardial infarction (“AMI”) patients. Our pexelizumab activities are pursued in collaboration with Procter & Gamble Pharmaceuticals, Inc. (P&G).

On November 23, 2005, we reported that preliminary results from the Phase III PRIMO-CABG2 study of pexelizumab failed to show statistical significance in reducing the study’s primary endpoint of the combined incidence of nonfatal myocardial infarction (heart attack) or death through 30 days following coronary artery bypass graft surgery. These preliminary results are unlikely to support filing for licensing approval of pexelizumab in the CABG indication. We intend to complete analysis of the data from the PRIMO-CABG2 study and expect the results to be presented at an upcoming scientific meeting. Together with P&G, we are assessing the implications of the results of PRIMO-CABG2 on our second international pivotal Phase III study of pexelizumab, the APEX-AMI trial, which is investigating the benefits of using pexelizumab in patients experiencing a heart attack who are treated with primary percutaneous coronary intervention (PCI), or angioplasty.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

We remain on track to complete both the TRIUMPH and SHEPHERD Phase III pivotal trials with our lead drug candidate eculizumab in the orphan blood disorder Paroxysmal Nocturnal Hemoglobinuria (“PNH”). We expect topline results from TRIUMPH during the first quarter of 2006.

To date, we have studied our two lead antibody product candidates in a variety of clinical development programs enrolling over 10,000 patients in clinical trials. In addition to our Phase III programs, we have an ongoing global registry for PNH patients, and may pursue additional indications for eculizumab. We also have other product candidates in earlier stages of development.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of October 31, 2005, we had an accumulated deficit of $483,185. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities and developing a sales and marketing force. We will need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate partnerships for product development and commercialization.

Results of Operations

Comparison of the Three Months ended October 31, 2005 and October 31, 2004

Revenues

A summary of revenues recognized from contract research collaboration and grant awards is as follows for the three months ended:

	October 31,
	2005	2004
P&G	$147	$147
U.S. government grants	313	—

Total revenues	$460	$147

We earned contract research revenues of $460 and $147 for the three months ended October 31, 2005 and 2004, respectively. Our first quarter revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab and U.S. government funded research grant revenue related to our research programs.

Research and Development

We incurred research and development expenses of $30,274 and $18,663 for the three months ended October 31, 2005 and 2004, respectively. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the three months ended October 31, 2005 and 2004:

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

	October 31,
	2005	2004
Research and development expenses:
Clinical development	$13,984	$7,024
Manufacturing and manufacturing development	7,096	4,930
Payroll and benefits	6,139	4,029
Operating and occupancy	1,341	1,181
Discovery research	1,044	952
Depreciation and amortization	670	547

	$30,274	$18,663

The $11,611 increase in research and development expenses resulted primarily from higher clinical development costs related to our current clinical trials and increased manufacturing expenses related to our core development programs for eculizumab and pexelizumab. Payroll and benefits costs are impacted significantly by the adoption of SFAS 123R and the resulting expensing of stock options grants as well as increased headcount to support our research and development activities.

General and Administrative Expenses

Our general and administrative expenses were $6,484 and $3,679 for the three months ended October 31, 2005 and 2004, respectively. The $2,805 increase resulted principally from increased payroll and benefits expenses of approximately $1,703 from a combination of the adoption of SFAS 123R and growth of our headcount dedicated to commercial development activities, higher professional fees of approximately $578 principally for patent and compliance activities. The remainder of the increase in expenses from 2004 to 2005 was caused mostly by recruitment expenses, public relations and other items.

Total Operating Expenses

Total operating expenses for the quarter ended October 31, 2005 and 2004 were $36,758 and $22,342, respectively.

Other Income and Expense

Investment income was $1,832 and $1,049 for the three months ended October 31, 2005 and 2004, respectively. The increase was due primarily to higher market interest rates and a higher principal balance. The higher principal balance is a result of the August 2005 issuance of 2,500,000 shares of common stock in a public offering at $26.75 per share, resulting in net proceeds from the sale of $64.5 million as well as an increase in convertible debt due to the sale of $150 million principal amount of 1.375% convertible senior notes (“1.375% Notes”) in January 2005, partly offset by the redemption of the Company’s $120 million principal amount of 5.75% convertible subordinated notes in March 2005. Interest expense was $733 and $1,908 for the three months ended October 31, 2005 and 2004, respectively. The decrease in interest expense is attributable to the lower interest rate for the 1.375% Notes as compared to the 5.75% interest rate on the redeemable notes which were repaid during fiscal 2005. During the three month period ended October 31, 2004, we recorded a gain on extinguishment of note payable of $3,804 pursuant to the termination of the Unigraft xenotransplantation program at CFC.

Income Taxes

We recorded a state tax benefit of approximately $125 and $62 for the three months ended October 31, 2005 and 2004, respectively. The benefit is the result of the exchange for cash of our estimated fiscal 2005 and fiscal 2006 incremental research and development tax credits with the State of Connecticut.

Net Loss

The Company incurred a net loss for the quarter ended October 31, 2005 of $35,074 or $1.16 per common share, versus a net loss of $19,188 or $0.70 per common share, for the same three month period in 2004.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Liquidity and Capital Resources

Our primary source of cash is through public offerings of our common stock and the sale of convertible notes. Other sources include debt financing, payments received under corporate collaborations and grants, and equipment and leasehold improvements financing. Our primary use of cash includes business development activities and research and development.

As of October 31, 2005, cash, cash equivalents, and marketable securities were $230,526 compared with $195,404 at July 31, 2005. The increase was primarily due to the issuance of 2,500,000 shares of common stock in a public offering at $26.75 per share, resulting in gross proceeds from the sale of $66,875. We incurred underwriting discounts and commissions of $2,145, or $0.86 per share as well as other expenses, resulting in net proceeds of $64,517, which was partially offset by cash used to fund operating activities.

Operating Activities

Net cash used in operating activities for the three months ended October 31, 2005 was $31,322. The increase compared to the prior year is primarily due to increased Research and Development spending in the current year.

Investing Activities

Net cash used in investing activities for the three months ended October 31, 2005 was $19,093. This included $18,976 of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $117 of property, plant and equipment additions.

Financing Activities

Net cash provided by financing activities for the three months ended October 31, 2005 was $66,454, consisting of proceeds from the sale of common stock of $64,517, the exercise of stock options of $2,318, offset by the exchange of 13,713 treasury shares at a cost of $381.

Sufficiency of Cash Resources

We anticipate that our existing capital resources together with the anticipated funding from our revised collaboration with P&G, as well as interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twenty-four months.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are summarized in our Annual Report on Form 10-K for the year ended July 31, 2005, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and the Use of Estimates.” We have reviewed those policies and determined that, except as noted below they remain our critical accounting policies for the three months ended October 31, 2005.

During the quarter ended October 31, 2005, we formed a wholly-owned subsidiary, Alexion Europe SAS. We consider the euro as the functional currency of this subsidiary, and as a result we have included a translation adjustment in the consolidated presentation of stockholders’ equity. Prior to the formation of this subsidiary, we did not have foreign currency translations. Accordingly, we have added the following critical accounting policy:

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

For foreign subsidiaries with a functional currency different from U.S. dollars, we translate their financial statements into U.S. dollars using:

•	the current exchange rate at each balance sheet date for assets and liabilities;

•	the average exchange rate prevailing during each period for revenues and expenses; and

•	the historical exchange rate for our investments in our foreign subsidiaries.

Adjustments from translating these financial statements into U.S. dollars are included in “Accumulated other comprehensive loss”.

Adoption of SFAS 123R

We have elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after the date of adoption. Prior to August 1, 2005, we accounted for the 2004 Incentive Plan and preceding plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123). When applying the intrinsic value method, we did not record stock-based compensation cost in net income because the exercise price of our stock options equaled the market price of the underlying stock on the date of grant.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

We have incurred losses since we started our company in January 1992. As of October 31, 2005, we had an accumulated deficit of approximately $483,185. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We have no products that are available for sale and do not know when we will have products available for sale, if ever. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent and the timing of our future losses and our profitability, if we are ever profitable, are highly uncertain.

We are subject to extensive government regulation; if we do not obtain regulatory approval for our drug products, we will not be able to sell our drug products.

We and our partners cannot sell or market our drugs without regulatory approval. If we or our partners do not obtain and maintain regulatory approval for our products, the value of our company and our results of operations will be harmed. In the United States, we or our partners must obtain and maintain approval from the FDA for each indication for each drug that we intend to sell and for each facility where such drug is manufactured. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed outside the United States and facilities outside the United States where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain foreign jurisdictions we would be required to obtain pricing approvals prior to marketing our products. None of our product candidates has received regulatory approval to be marketed and sold in the United States or any other country. We may not receive regulatory approval for any of our product candidates for at least the next several years, if ever.

We and our partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other countries. These regulations apply both before and after approval of our product candidates, if our product candidates are ever approved, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, and export of biologics. As a condition of approval for marketing our product, FDA, or governmental authorities in other countries may require us to conduct additional clinical trials. Our manufacturing facilities and those of any third parties manufacturing our products will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. Any third party we would use to manufacture our products for sale must also be licensed by applicable regulatory authorities. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in administrative and judicial sanctions, including, warning letters; fines and other civil penalties; delay in approving or refusal to approve a product candidate; withdrawal of a previously granted approval; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

We may be unable to obtain necessary regulatory approvals in the United States and foreign countries on a timely basis, if at all, for any of our product candidates or maintain such approvals if obtained. Any delays in obtaining necessary regulatory approvals or failure to maintain them could prevent us from marketing our products.

The FDA has granted “fast track” status for pexelizumab for use during CPB and for treatment of AMI, and for eculizumab in treatment of membranous nephritis. Although fast track status may expedite development and FDA review of an application, fast track status does not modify the substantive requirements of safety and efficacy necessary for the FDA to approve marketing of a drug; nor can there be any assurance that a drug granted fast track status would be reviewed more expeditiously for their “fast-track” indications than would otherwise have been the case or would be approved promptly, or at all. Further, the FDA could revoke fast track status for pexelizumab or eculizumab.

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

We anticipate that in the near term our ability to generate revenues will depend on the successful development and commercialization of eculizumab and/or pexelizumab. The commercial success of our lead product candidates will depend on several factors, including the following: successful completion of our ongoing Phase III clinical trials for these product candidates; receipt of marketing approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities ourselves or through third party manufacturers; successfully launching commercial sales of the products; and acceptance of the products in the medical community and by third party payers.

If the data from our ongoing Phase III pivotal clinical trials for our lead product candidates are not satisfactory, we may not proceed with the filing of a biological license application, or BLA, for one or both of our lead product candidates or we may be forced to delay the filing. Preliminary results from the PRIMO-CABG2 study indicate that the trial is unlikely to support filing for licensing approval of pexelizumab in the CABG indication. Even if the results of the other pivotal trials appear satisfactory and we file a BLA, the FDA and similar foreign regulatory agencies may not accept our filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Further, before a product candidate is approved for marketing, we, or any third party manufacturing our product, are subject to inspection of the manufacturing facilities and the FDA will not approve the product for marketing if we or our third party manufacturers are not in compliance with current good manufacturing practices. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for one or both of our product candidates, they may narrow the indications for which we are permitted to market one or both products, may pose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for the affected product and obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing one or both of our lead product candidates, or are significantly delayed or limited in doing so, our business will be materially harmed and we may need to curtail or cease operations.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

If our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our products.

We must conduct extensive testing of our product candidates before we can obtain regulatory approval for our products. We need to conduct both preclinical animal testing and clinical human trials. These tests and trials may not achieve favorable results. The FDA typically requires two well controlled clinical trials that demonstrate efficacy in order to obtain FDA approval to market a product candidate. The SPA for each of our ongoing Phase III clinical programs for eculizumab and pexelizumab provides for only a single efficacy trial and the FDA has indicated that the trials should provide compelling evidence of clinically meaningful benefit in order to warrant consideration for marketing approval of the product candidate. The FDA has noted that a study that is merely statistically positive may not provide the evidence necessary to support filing or approval of a product candidate. Our clinical programs may not demonstrate statistically significant results or show that such results are adequate to support approval for commercialization of eculizumab or pexelizumab. Inconclusive or negative final data from our Phase III clinical programs would have a significant negative impact on our prospects. If the results in our clinical programs are not positive, the potential commercialization of our top product candidates would be at risk, which would likely have a materially negative impact on our ability to generate revenue and our ability to secure additional funding. Preliminary results from the PRIMO-CABG2 study indicate that the trial is unlikely to support filing for licensing approval of pexelizumab in the CABG indication. In addition, the FDA has noted that it may require additional safety information before granting marketing approval. We would need to reevaluate any drug that did not test favorably and either alter the study, the drug or the dose and perform additional or repeat tests, or abandon the drug development project. In those circumstances, we would not be able to obtain regulatory approval on a timely basis, if ever. Even if approval is granted, the approval may require limitations on the indicated uses for which the drug may be marketed. In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing and approval for drugs, and commercial sales and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries.

Clinical trials completed to date have not achieved their primary endpoints.

In September 2000, we announced the completion of enrollment in a Phase IIb trial of pexelizumab for the treatment of complications in patients after CABG with CPB including the reduction of the frequency and severity of myocardial infarctions and frequency of death. The primary therapeutic pre-set goal of the trial, referred to as the primary endpoint, was not achieved. However, in the pre-specified population that included approximately 90% of the patient population, (i.e. the 800 patients who had CABG surgery without valve surgery), those that received pexelizumab at the highest dose level experienced a statistically significant reduction in larger post-surgical heart attacks. Based on these results, in January 2002, we commenced enrollment of a Phase III clinical trial of pexelizumab in patients undergoing CABG with CPB. We completed the target patient enrollment of approximately 3,000 patients in February 2003. In August 2003, we disclosed preliminary results that indicated that the primary endpoint was not achieved with statistical significance. The primary endpoint in this PRIMO-CABG Phase III trial was a composite of the incidence of death or myocardial infarction, measured at 30 days post-procedure, in patients undergoing CABG without simultaneous valve surgery. In August 2005, we completed enrollment of approximately 4,250 patients in a confirmatory, pivotal Phase III PRIMO-CABG2 trial in multiple risk CABG patients. The primary endpoint of PRIMO-CABG2 was the combined incidence of nonfatal myocardial infarction or death through 30 days following CABG surgery in moderate-to-high risk patients. In November 2005, we disclosed that pexelizumab reduced the primary endpoint, but did not meet the pre-specified threshold for statistical significance.

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Completion of these and other trials does not guarantee that we will initiate additional trials for our product candidates, that if the trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if the trials are completed, that the results will provide a sufficient basis to proceed with further trials or to apply for or receive regulatory approvals or to commercialize products. Results of trials could be inconclusive, requiring additional or repeat trials. If the results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates our company could be materially adversely affected. Failure of a trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.

There are many reasons why drug testing could be delayed or terminated.

For human trials, patients must be recruited and each product candidate must be tested at various doses and formulations for each clinical indication. Also, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic diseases that we are studying. Unfavorable results or insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate at any time, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any.

Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:

•	slow patient enrollment;

•	long treatment time required to demonstrate effectiveness;

•	lack of sufficient supplies of the product candidate;

•	disruption of operations at the clinical trial sites;

•	adverse medical events or side effects in treated patients;

•	the failure of patients taking the placebo to continue to participate in our clinical trials;

•	insufficient clinical trial data to support effectiveness of the product candidates;

•	lack of effectiveness of the product candidate being tested;

•	lack of sufficient funds;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; or

•	failure to obtain the necessary regulatory approvals for the product candidate or the approvals for the facilities in which such product candidate is manufactured.

We may expand our business through new acquisitions that could disrupt our business and harm our financial condition.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions to do so. Acquisitions involve numerous risks, including:

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

We believe we have sufficient capital to fund our operations and product development for at least twenty four months. We may need to raise additional capital before or after that time to complete the development and commercialization of our product candidates. We are currently conducting or initiating several clinical trials. Funding needs may shift between programs and potentially accelerate and increase if we initiate new pivotal trials for our product candidates. We rely heavily on P&G to fund development of pexelizumab. If P&G were to terminate the pexelizumab collaboration, we could have to raise additional capital or find new collaboration partners in order to continue the development of pexelizumab.

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

(amounts in thousands, except per share amounts)

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

We are significantly leveraged.

On October 31, 2005, we had outstanding $150 million principal amount of 1.375% convertible senior notes. These notes remain outstanding, and the degree to which we are leveraged could, among other things:

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

P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. Termination of our agreement with P&G would cause significant delays in the development of pexelizumab and could result in significant additional development costs to us if we were to continue developing pexelizumab. If we were to continue development of pexelizumab following termination by P&G, we would need to fund the development and commercialization of pexelizumab on our own or identify a new development partner. We would need to develop or acquire replacement expertise in many areas necessary for the development and potential commercialization of pexelizumab, or enter into agreements with other companies with respect to those matters. We do not have the resources to replace some of the functions provided or funded by P&G. Accordingly, we might have to stop the development of pexelizumab or shift resources from other product development programs until alternative resources were obtained. Sublicense by P&G also could cause significant delays in the development of pexelizumab and result

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

in substantial additional development costs to us. We might also have to repeat testing already completed with P&G. In addition, sublicense would introduce a new collaboration partner which could create new and additional risks to the development of pexelizumab that cannot be identified at this time.

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

Inability to contract with third-party manufacturers on commercially reasonable terms, or failure or delay by us or our third-party manufacturers, if any, in manufacturing our drug products for testing, and later for potential sale in the market in the volumes and quality required, would have a material adverse effect on our business.

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

We have no experience or capacity for manufacturing drug products in volumes that would be necessary to support commercial sales and we can provide no assurance that we will be able to do so successfully. If either eculizumab or pexelizumab is approved for sale, we expect we would be required to manufacture substantially more than we have been required to manufacture for clinical and preclinical trials. We may experience higher manufacturing failure rates than we have in the past if and when we attempt to substantially increase production volume.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured prior to granting market approval for any product candidate. Manufacturing facilities are also subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals. We cannot assure you that we or our third-party collaborators will successfully comply with all of those requirements and regulations, which failure would have a materially adverse effect on our business.

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

Currently, we are relying on P&G to retain appropriate commercial-scale manufacturing for pexelizumab through one or more third-party manufacturers. P&G has contracted with Chiron Corporation, or Chiron, for the commercial-scale manufacture of pexelizumab. The failure of P&G to obtain and maintain appropriate commercial-scale manufacturing for pexelizumab in accordance with all regulatory requirements on a timely basis, or at all, may prevent or impede the commercialization of pexelizumab. We have executed a commercial-scale product supply agreement with Lonza Biologics, plc, or Lonza, for the long-term manufacture of eculizumab. The failure of Lonza to manufacture appropriate supplies of eculizumab on a timely basis, or at all, may prevent or impede the commercialization of eculizumab. Prior to granting an approval for marketing of pexelizumab or eculizumab, Chiron’s facilities with respect to manufacturing of pexelizumab and Lonza’s facilities with respect manufacturing of eculizumab will be subject to inspection by the FDA in the United States and by regulatory agencies from foreign countries. Due to the nature of the current market for third-party commercial manufacturing arrangements, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity contracted for. We could owe substantial penalty payments to Lonza if we were not to use the manufacturing capacity we contracted for, and we could be required to share with P&G, on up to a 50-50 basis, substantial penalty payments owed by P&G for its failure to utilize the manufacturing capacity it contracted for with third-party manufacturers for the supply of pexelizumab. The payment of a substantial penalty would harm our financial condition.

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

Our products, if commercialized, may be significantly more expensive than traditional drug treatments. Our future revenues and profitability will be adversely affected if we cannot depend on governmental, private third-party payers and other third-party payers, including Medicare and Medicaid, to defray the cost of our products to the consumer.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

If these entities refuse to provide coverage and reimbursement with respect to our products or determine to provide an insufficient level of coverage and reimbursement, our products may be too costly for general use and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage for higher-priced drugs, as our product candidates are likely to be.

In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability and worsen our financial condition. In the United States, there have been and we expect will continue to be actions and proposals to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.

Since our products will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products without a corresponding decrease in expenses will have a material adverse effect on our ability to achieve profitability.

In certain foreign countries, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing and reimbursement on terms that are favorable to us. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operation may suffer if we are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited.

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosure about Market Risks

As part of our investment portfolio we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. Our short-term investments and investments consist of U.S. Government obligations, high-grade corporate notes and commercial paper. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our investments are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short-term duration of our investments and our investment policy of investing in U.S. Government obligations and high credit quality notes and bonds, we do not believe that we have a material exposure to interest rate risk. Although our investments are subject to credit risk, our investment policies specify credit quality standards for our investments and limit the amount of credit exposure from any single issue, issuer or type of investment.

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

A 10% increase or decrease in market interest rates would result in no material impact on our 1.375% Convertible Senior Notes. The marketable securities as of October 31, 2005, had maturities of less than two years. The weighted-average interest rate on marketable securities at October 31, 2005 was approximately 4.21%. The fair value of marketable securities held at October 31, 2005 was $167,118.

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the total shares of stock exchanged for the quarter ended October 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
August 1 to August 31	4,227	26.24	—	—
September 1 to September 30	7,500	28.57	—	—
October 1 to October 31	1,986	28.03	—	—

Total	13,713	27.61	—	—

The Company currently does not have a stock repurchase plan. All shares exchanged during the quarter ended October 31, 2005 were all made through open-market transactions.

Item 6. Exhibits

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2005.

(b) Reports on Form 8-K

Report on Form 8-K, filed on August 8, 2005, announcing executive compensation information for the Company’s named executives

Report on Form 8-K, filed on August 15, 2005, announcing the Company’s entry into an underwriting agreement with Morgan Stanley relating to the sale of 2,500,000 shares of the Company’s common stock

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Report on Form 8-K, filed on August 17, 2005, announcing the issuance of 2,500,000 shares of the Company’s common stock

Report on Form 8-K, filed on September 2, 2005, announcing the Company’s hiring of Vikas Sinha as Senior Vice President and Chief Financial Officer

Report on Form 8-K, filed on September 26, 2005, announcing the establishment of the 2006 incentive bonus plan for executives of the Company

Report on Form 8-K, filed on October 5, 2005, announcing the results of operations for the year ended July 31, 2005

Report on Form 8-K, filed on November 14, 2005, announcing the Company’s hiring of Patrice Coissac as President of Alexion Europe, SAS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: December 6, 2005	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: December 6, 2005	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)

Date: December 6, 2005	By:	/s/ Barry P. Luke
Barry P. Luke
Vice President, Finance (principal accounting officer)