Form 10-KT
period 2005-12-31
ALEXION PHARMACEUTICALS INC
filed 2006-03-07
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

☐	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

☒	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from August 1, 2005 to December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check One:

Large Accelerated Filer: ☐	Accelerated Filer: ☒	Non-Accelerated Filer: ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System on June 30, 2005, was approximately $635 Million.

The number of shares of Common Stock outstanding as of February 28, 2006 was 31,344,703.

Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 7, 2006, are incorporated by reference into Part III of this report.

PART I

On December 9, 2005, our Board of Directors unanimously approved a change to our fiscal year end from July 31 to December 31. In view of this change, this Form 10-K/T is a transition report, and includes financial information (i) for the five month transition period from August 1, 2005 to December 31, 2005, which we refer to as the “transition period” throughout this report, and (ii) for the years ended July 31, 2005, 2004, 2003 and 2002. We identify each fiscal year in this transition report according to the calendar year in which such fiscal year ends. For example, we refer to the fiscal year ended July 31, 2004, as “fiscal 2004” or “2004.”

In connection with a change in our fiscal year end from July 31 to December 31, the 2006 annual meeting of stockholders will be held on June 7, 2006.

Unless the context requires otherwise, references in this report to “we,” “our,” “us,” “Company” and “Alexion” refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.

Note Regarding Forward-Looking Statements

This transition report on form 10-K/T contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management and may include, but are not limited to, statements regarding the status of our ongoing clinical trials and prospects for regulatory approval, timing for completion of our ongoing clinical trials, evaluation of our clinical trial results by regulatory agencies, the need for additional research and testing, the uncertainties involved in the drug development process, the safety and efficacy of our product candidates, our future research and development activities, estimates of the potential markets for our products, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support our products, the sufficiency of our existing capital resources and projected cash needs, sales and marketing plans, assessment of impact of recent accounting pronouncements, including SFAS No. 123(R), as well as assumptions relating to the foregoing. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.	BUSINESS.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including hematologic diseases, cancer, cardiovascular diseases and autoimmune disorders. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs. In September 2005, we formed a wholly-owned subsidiary, Alexion Europe SAS, as an important step in our strategy to manage late stage development, regulatory and commercial operations throughout Europe.

Our lead clinical stage product candidate, Soliris™ (eculizumab), is currently undergoing evaluation in a Phase III clinical development program comprised of two Phase III clinical trials for the treatment of a rare blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. Under the Special Protocol Assessment, or SPA process, the U.S. Food and Drug Administration, or FDA, has agreed to the design of protocols for these two trials, known as TRIUMPH and SHEPHERD, that could, if successful, serve as the primary basis of review for approval of a licensing application for eculizumab in the PNH indication. TRIUMPH is a placebo-controlled efficacy trial and SHEPERD is an open-label, non-placebo controlled safety trial with efficacy secondary endpoints. In January 2006, we reported positive results from TRIUMPH. All pre-specified, primary and secondary endpoints in the TRIUMPH trial were achieved with statistical significance. SHEPHERD is a twelve month study with a six month preplanned interim analysis. SHEPHERD completed enrollment in September, 2005. It is expected that data from TRIUMPH and SHEPHERD will serve as the primary basis of review for the approval of a Biologics License Application, or BLA, in the PNH indication, as well as the basis of review for a European Marketing Authorization Application, or MAA.

Our second clinical stage product candidate, pexelizumab, is currently under evaluation in two separate indications: (1) coronary artery bypass graft (CABG) surgery patients undergoing cardiopulmonary bypass (CPB) and (2) acute myocardial infarction (AMI) patients undergoing primary percutaneous angioplasty. In November 2005, we announced that our Phase III trial of pexelizumab in CABG surgery patients, known as PRIMO-CABG2, did not achieve its primary endpoint. Results from the PRIMO-CABG2 trial of pexelizumab indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication. On February 3, 2006, we announced that our Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, will be completed prior to enrolling the originally anticipated number of patients. That announcement stated that enrollment would be capped at approximately 5,000 patients, ending near the beginning of March. We since have been encouraged by leading academic researchers involved in the trial to allow enrollment to proceed beyond those numbers, primarily to allow the trial to have a greater chance of success in achieving its primary endpoint of mortality benefit. Along with our partner, Procter & Gamble Pharmaceuticals or P&G, we recently agreed to support continued enrollment in APEX-AMI for a limited period of time. We expect to update the anticipated timing of completion of APEX-AMI after further discussion with P&G, and after new definitive determinations have been made. Although the APEX-AMI trial is the subject of an SPA, the number of patients actually enrolled may not be sufficient for the FDA to consider the trial compliant with the SPA agreement. In such event, if results of the APEX-AMI trial are successful, we may still seek approval to market pexelizumab in the AMI indication, but the FDA regulatory process may not be subject to any benefits of the SPA process. The pexelizumab trials are conducted in collaboration with Procter & Gamble Pharmaceuticals.

To date, we have studied our two clinical stage antibody product candidates in a variety of clinical development programs enrolling over 10,000 patients in clinical trials. In addition to our Phase III programs, we are developing a global patient registry for PNH patients, have other product candidates in earlier stages of development, and may also pursue additional potential indications for Soliris™ (eculizumab).

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $506 million. We expect to incur substantial operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and other infrastructure support costs. We may need to obtain additional financing to cover these costs.

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

Hematologic, autoimmune, or inflammatory diseases in which the complement cascade is activated include:

•	PNH;

•	transplantation;

•	myasthenia gravis;

•	autoimmune hemolytic anemias;

•	guillain-barre syndrome;

•	rheumatoid arthritis;

•	autoimmune kidney disease;

•	lupus;

•	inflammatory skin and muscle disorders;

•	multiple sclerosis; and

•	asthma

Common heart diseases and procedures in which the complement cascade is activated include:

•	cardiopulmonary bypass surgery, or CPB;

•	acute myocardial infarction or heart attack;

•	unstable angina or painful chest pains associated with an insufficient blood supply to the heart;

•	angioplasty; and

•	stroke and other peripheral vascular or blood circulatory diseases.

Product Development Programs

We have focused our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Our two clinical stage product candidates, which are genetically altered antibodies known as C5 complement inhibitors, or C5 Inhibitors, are designed to selectively block the production of inflammation-causing proteins in the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. Although we believe our lead product candidates may be useful in the treatment of a variety of diseases and conditions resulting from aberrant complement response, we are currently focusing our efforts on the development of our lead product candidate, Soliris™ (eculizumab) for the treatment of PNH and our second product candidate, pexelizumab for use in reducing mortality following cardiovascular procedures.

Our clinical stage programs are as follows:

Product Candidate	Indication	Clinical Trial	Status (a)

Soliris™ (eculizumab)	Paroxysmal Nocturnal Hemoglobinuria (PNH)	TRIUMPH (Phase III)	Statistically significant positive results announced January 2006

		SHEPHERD (Phase III)	Enrollment completed and treatment ongoing

		Phase III Extension study	Enrollment ongoing

	Renal Transplantation		Pre-clinical research

	Asthma		Pre-clinical research

Pexelizumab	Coronary Artery Bypass Graft (CABG) surgery with cardiopulmonary bypass (CPB)	PRIMO-CABG2 (Phase III)	Trial completed November 2005. Results in this trial were not statistically significant

	Acute Myocardial Infarction (AMI) with angioplasty	APEX-AMI (Phase III)	Enrollment ongoing

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

Some of these byproducts, notably C3b, are helpful in fighting infections and inhibiting autoimmune disorders. However, the byproducts generated by the cleavage of C5, known as C5a and C5b-9, generally cause harmful inflammation if inappropriately or over-activated. The inflammatory byproducts of C5 cause:

•	lysis, or destruction, of red blood cells that are deficient in complement inhibitors;

•	activation of blood-clotting cells called platelets;

•	activation and destruction of muscle and other tissue cells;

•	activation of white blood cells;

•	attraction of white blood cells;

•	production of inflammatory chemicals including tumor necrosis factor-alpha;

•	activation of blood vessel-lining cells called endothelial cells, allowing leakage of white blood cells into tissue;

•	activation of kidney cells; and

•	initiation of cell suicide programs in heart cells

The following diagram illustrates the complement cascade:

Because of the generally beneficial effects of the components of the complement cascade prior to C5 and the greater inflammatory, destructive and disease-promoting effects of the cleavage products of C5, we have identified C5 as a potentially effective anti-inflammatory drug target. Our first two C5 Inhibitors specifically and tightly bind to C5 blocking its cleavage into harmful byproducts, which we believe may inhibit subsequent damage from the inflammatory response.

In laboratory and animal models of human disease, we have shown that the administration of C5 Inhibitor, as compared to placebo, has demonstrated the following:

•	prevention of lysis of red blood cells;

•	prevention of activation of platelets;

•	prevention of inflammation during cardiopulmonary bypass;

•	reduction of heart tissue damage during myocardial infarction;

•	reduction of brain damage in cerebral ischemia, or reduced blood flow to brain tissue;

•	enhancement of survival in a model of lupus;

•	preservation of kidney function in nephritis, or inflammation of kidney tissue;

•	prevention and amelioration of asthmatic attacks; and

•	enhancement of survival in organ transplantation models.

In addition, in human clinical trials, we have shown that C5 Inhibitors may be associated with reduction of:

•	destruction of red blood cells and transfusions in PNH patients;

•	inflammation during cardiopulmonary bypass surgery;

•	heart tissue damage during cardiopulmonary bypass surgery;

•	new cognitive or mental faculty deficits after cardiopulmonary bypass surgery;

•	an objective measure of disease activity in rheumatoid arthritis patients; and

•	the incidence of proteinuria in lupus patients.

C5 Inhibitor Immunotherapeutic Product Candidates

We are developing our lead C5 Inhibitor product candidate, Soliris™ (eculizumab), for the treatment of inflammation related to chronic hematologic disorders and autoimmune disorders. The initial indication for which we are pursuing clinical development activities for Soliris™ (eculizumab) is PNH. We have also examined eculizumab in clinical trials for other indications such as membranous nephritis and rheumatoid arthritis. We are developing our other C5 Inhibitor product candidate, pexelizumab, for the treatment of inflammation related to acute cardiovascular diseases and procedures. The initial indications for which we are in clinical development of pexelizumab are coronary artery bypass graft surgery with cardiopulmonary bypass and acute myocardial infarction utilizing percutaneous coronary intervention, or PCI, a procedure that includes balloon angioplasty and usually also coronary artery stent insertion to open up and keep open narrowed or blocked arteries that supply the heart muscle. The selection of these indications is based upon our belief that each represents a clinical condition which is:

•	closely tied to the production of activated complement byproducts;

•	characterized by clear development pathways;

•	inadequately treated by current therapies; and

•	associated with substantial health care costs.

To date, eculizumab and pexelizumab have been observed to be reasonably well tolerated in completed and ongoing clinical trials in which over 10,000 individuals were treated with either C5 Inhibitor or placebo. In November 2005, we announced that results for the PRIMO-CABG2 trial, our Phase III trial of pexelizumab in CABG patients, did not achieve its pre-specified primary endpoint with statistical significance. In January 2006, we announced that enrollment in our Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, will be completed prior to enrolling the originally anticipated number of patients.

Lead Product Candidate—Soliris™ (eculizumab)

Lead Eculizumab Indication

Eculizumab is a humanized antibody that blocks complement activity for one to two weeks after a single dose at the doses currently tested, and is designed for the chronic treatment of hematologic disorders such as PNH and autoimmune diseases. In laboratory studies with eculizumab, administration of eculizumab halted destruction of red blood cells and activation of platelets caused by complement attack. We have retained full rights to eculizumab worldwide, and eculizumab is not included in the collaboration with P&G.

About Paroxysmal Nocturnal Hemoglobinuria or PNH

We are developing eculizumab for treatment of patients afflicted with the chronic hematologic disorder, Paroxysmal Nocturnal Hemoglobinuria, or PNH. PNH is a rare acquired genetic deficiency disorder characterized by severe anemia and risk of blood clotting, or thrombosis. Patients with PNH have an acquired genetic deficiency in certain protective proteins on the surface of their red blood cells and platelets, allowing their own complement system to attack and destroy these blood cells. Patients with PNH may suffer from chronic hemolysis, or destruction of red blood cells caused by the C5 cleavage product C5b-9. This hemolysis is believed to lead to frequent bouts of hemoglobinuria or release of blood cell hemoglobin into the urine, abdominal pain, painful swallowing, high blood pressure in the lungs, disabling fatigue, and a poor quality of life. In patients with particularly severe hemolysis, the red blood cell destruction may be sufficiently large that recurrent blood transfusions are necessary to support normal red blood cell function. Patients with PNH may suffer from severe, life-threatening blood clots that are believed to be related to the activation and aggregation of platelets, blood cells normally involved in blood clotting, in association with the ongoing red blood cell destruction. The prevalence, or number of affected patients at any one time, has not been definitively determined but can be estimated at approximately 8,000—10,000 patients in North America and Western Europe. Approximately one-half of the patients with PNH die from the disease within 10-15 years of diagnosis. Currently there is no U.S. Food and Drug Administration approved therapy for PNH. In 2003, the FDA and the European Medicines Evaluation Agency, or EMEA, each granted Orphan Drug Status for the development of eculizumab in PNH.

In July 2004, we announced that we received written confirmation from the FDA indicating agreement with the protocol designs for two clinical trials that are expected to constitute the pivotal Phase III program of eculizumab in PNH. The agreement for the Phase III program was reached under the FDA’s Special Protocol Assessment, or SPA, process, a procedure by which the FDA provides official evaluation and guidance on proposed protocols for pivotal Phase III clinical trials.

Clinical Trials—PNH

In July 2005 we announced that we completed randomization of patients in the pivotal Phase III TRIUMPH efficacy trial of Soliris™ (eculizumab) in patients with PNH. In accordance with the trial’s design, enrolled patients first entered a screening phase of approximately three months to confirm their eligibility to be included in the trial, and then were randomized to receive either eculizumab or placebo in a six month treatment phase. 87 PNH patients were randomized into the six month treatment phase, which exceeds the patient requirements agreed upon with the FDA as part of the SPA for TRIUMPH. TRIUMPH is a double-blind, randomized, placebo-controlled multi-center pivotal Phase III trial, examining the effects of eculizumab on the co-primary endpoints of hemoglobin stabilization and blood transfusion requirement in hemolytic, transfusion-dependent PNH patients during six months of therapy. On January 26, 2006, we reported positive results with Soliris™ (eculizumab) in the TRIUMPH trial in PNH patients. The pre-specified co-primary endpoints in the TRIUMPH trial (median transfusion rate and hemoglobin stabilization) were achieved with statistical significance. The median transfusion rate was reduced from 10 units/patient with placebo to 0 units/patient with eculizumab (p<0.000000001). Hemoglobin stabilization was achieved by 49% of eculizumab patients as compared to 0% for placebo (p<0.0000001). All of the pre-specified secondary endpoints in TRIUMPH were also achieved with statistical significance, including reduction in lactate dehydrogenase (LDH), quality of life as measured by the Functional Assessment of Chronic Illness Therapy Fatigue (FACIT-Fatigue) instrument, and transfusion avoidance. Additionally, Soliris™ (eculizumab) appeared to be well tolerated with an adverse event profile comparable to placebo. The most frequent adverse events with Soliris™ (eculizumab) were headache, nasopharyngitis (or cold symptoms) and back pain. The study enrolled patients in the U.S., Canada, Europe, and Australia.

The TRIUMPH trial is our second completed study of Soliris™ (eculizumab) in PNH patients. Results of the first trial, a three-month, open-label study in 11 patients, reported in the February 5, 2004 issue of the New England Journal of Medicine were that patients treated with Soliris™ (eculizumab) experienced a substantial decrease in the destruction of PNH red blood cells, with the mean percentage of these cells increasing from 36.7 percent of the total population found in the body to 59.2 percent (P=0.005), and lactate dehydrogenase levels, a biochemical marker of red blood cell destruction, falling from a mean of 3,111 IU per liter to a mean of 594 IU per liter (P=0.002). This reduction in PNH red blood cell destruction helped reduce the median patient transfusion rates from 1.8 units per patient, per month, to 0.0 units per patient, per month (P=0.003). Episodes of hemoglobinuria were reduced by an average of 96 percent (P<0.001) and quality of life measurements, using EORTC QLQ C-30, a standard questionnaire developed to assess quality of life in cancer patients particularly suffering from severe fatigue and anemia, substantially improved during treatment. In this trial, Soliris™ (eculizumab) appeared reasonably well tolerated. Adverse events reported for Soliris™ (eculizumab) or placebo were similar in type and frequency to those reported in other controlled trials of eculizumab. The most common adverse events were headache, upper respiratory infection, muscle/joint aches, and influenza-like symptoms, and the severe adverse events were viral chest infection, dizziness and shivering. In the June 2005 issue of the journal Blood, we reported on the safety and sustained effects of Soliris™ (eculizumab) in a 52-week extension of our pilot open-label PNH trial in 11 patients. In this study, patients who received Soliris™ (eculizumab) continued to tolerate the drug reasonably well and experienced reduced hemolysis resulting in an increase in PNH red blood cells, a reduction in the need for transfusion, and improvements in multiple quality of life measures. Reported adverse events occurring in three or more patients were flu-like symptoms, sore throat, pain, nausea, bruising, cough, and upper respiratory infection. The adverse event profile for eculizumab-treated patients in this study was similar to that of placebo-treated patients in other patient population trials of eculizumab.

We have also completed enrollment in SHEPHERD, an open-label safety trial which is primarily aimed at generating additional safety data with eculizumab in approximately 95 PNH patients in the United States, Canada, Europe, and Australia, and includes secondary efficacy endpoints. The SHEPHERD protocol includes twelve months of treatment with a six month interim analysis. It is expected that data from TRIUMPH and

SHEPHERD will complete the filing package that will serve as the primary basis of review for the approval of a Biologics License Application, or BLA, for the PNH indication. We also continue to enroll patients that have completed the TRIUMPH and SHEPHERD trials, as well as patients that have completed the initial, open-label clinical trial, in an open-label extension trial to further evaluate safety data in PNH patients treated with Soliris™ (eculizumab). We retain all rights to eculizumab in all indications worldwide.

Pexelizumab Indications—CABG and AMI

Pexelizumab is a humanized, single chain antibody that has been shown to block complement activity for up to 4-10 hours after a single injection at the doses tested, and for approximately 24 hours with a continuous infusion, and is designed for the treatment of acute inflammatory conditions. We have studied pexelizumab in Phase III trials for two indications: patients undergoing coronary artery bypass graft (CABG) surgery with cardiopulmonary bypass (CPB) and patients undergoing angioplasty, a procedure for opening up narrowed or blocked arteries that supply blood to the heart, following an acute myocardial infarction (AMI), or heart attack. The status of those two programs is described below, see “Clinical Trials—Coronary Artery Bypass Graft Surgery” and “Clinical Trials—Acute Myocardial Infarction”. The pexelizumab trials are conducted in collaboration with Procter & Gamble Pharmaceuticals. Please also read the section entitled “Strategic Alliance with Procter & Gamble”.

Clinical Trials—Coronary Artery Bypass Graft Surgery

On November 23, 2005, we reported that preliminary results from the Phase III PRIMO-CABG2 study of pexelizumab in the CABG indication did not show statistical significance in reducing the study’s primary endpoint of the combined incidence of nonfatal myocardial infarction (heart attack) or death through 30 days following CABG surgery. Preliminary results from the PRIMO-CABG2 trial of pexelizumab indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication. We intend to complete analysis of the data from the PRIMO-CABG2 study and expects the results to be presented at an upcoming scientific meeting.

We previously reached written agreement with the FDA under the Special Protocol Assessment (SPA) process relating to the protocol design for PRIMO-CABG2, the pivotal Phase III trial of pexelizumab in patients undergoing CABG with CPB. Under the SPA process, the FDA agreed that the design of the PRIMO-CABG2 protocol could, if successful, serve as the primary basis of review for approval of licensing applications for the CABG indication. Preliminary results from the PRIMO-CABG2 trial of pexelizumab indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication.

Clinical Trials—Acute Myocardial Infarction

We previously reached written agreement with the FDA under the Special Protocol Assessment (SPA) process relating to the protocol design for APEX-AMI, the pivotal Phase III trial of pexelizumab in patients undergoing angioplasty following AMI. Under the SPA process, the FDA agreed that the design of the APEX-AMI protocol could, if successful, serve as the primary basis of review for approval of licensing applications for the AMI indication. In July 2004, we announced that we, along with P&G, commenced enrollment in this pivotal Phase III trial. The primary endpoint of APEX-AMI is a reduction in death at 90 days. APEX-AMI is a multicenter, randomized, double-blind, placebo-controlled study. On February 3, 2006, we announced that our Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, will be completed prior to enrolling the originally anticipated number of patients. That announcement stated that enrollment would be capped at approximately 5,000 patients, ending near the beginning of March. We since have been encouraged by leading academic researchers involved in the trial to allow enrollment to proceed beyond those numbers, primarily to allow the trial to have a greater chance of success in achieving its primary endpoint of mortality benefit. Along with our partner, P&G, we recently agreed to support continued enrollment in APEX-AMI for a limited period of time. We expect to update the anticipated timing of completion of APEX-AMI after further discussion with P&G, and after new definitive determinations have been made. The number of patients to be enrolled in the AMI trial may not be sufficient for the Special Protocol Assessment previously agreed with the Food and Drug Administration for AMI.

In April 2002, we completed enrollment in a Phase II study known as the COMMA trial, in patients receiving angioplasty, in the midst of a heart attack. We also completed enrollment in a second study, called COMPLY, in January 2002 in patients receiving thrombolytic therapy, a procedure for dissolving clots that block heart vessels , in the midst of a heart attack. Each study enrolled approximately 900 patients. Overall, in the combined COMMA and COMPLY population, pexelizumab appeared to be well-tolerated. The incidence of serious adverse events was similar in placebo and pexelizumab treated patients. Results from these studies were reported at the November 2002 annual meeting of the American Heart Association. In both studies, the primary endpoint of a reduction of myocardial infarction was not reached. However, pexelizumab treatment in the COMMA angioplasty study was associated with a statistically significant, dose-dependent reduction in death.

About Coronary Artery Bypass Graft Surgery and Cardiopulmonary Bypass

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

We believe that I-R injury inappropriately triggers the complement cascade, a powerful series of inflammatory proteins that then cause direct damage to the heart muscle as well as further amplification of the inflammatory reactions. We believe that the dangerous terminal complement products, C5b-9, or the membrane attack complex, as well as C5a, are important factors that cause the unintended inflammation resulting in pMI following CABG-CPB surgery.

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

About Acute Myocardial Infarction

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

Asthma

Asthma is a chronic respiratory disease that results in bronchial inflammation and airway constriction that prompts asthma’s hallmark symptoms—shortness of breath, chest tightness and wheezing.

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

The study suggested that both C5a and C5b-9 contribute to the initiation of airway inflammation and in immediate and sustained airway hyperreactivity. Importantly, the researchers found that animals given an anti-C5 blocking antibody—either systemically or when inhaled through a nebulizer (a common asthma inhalation device)—showed substantial reductions in airway reactivity even in the face of ‘airway challenges’ with methacholine, a drug administered to confirm an asthma diagnosis.

The anti-C5 blocking antibody, unlike existing asthma therapies—high-dose inhaled and oral corticosteroids—blocked a wide range of inflammatory mediators known to contribute to the severity and persistence of asthma, including white blood cells and inflammatory mediators from eosinophils and neutrophils. These data suggest a direct role for complement-mediated inflammation in the pathogenesis of severe asthma. We are currently in pre-clinical studies to evaluate asthma as an indication for eculizumab.

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

Pre-Clinical Programs

Anti-CD200 Antibody

We are developing an antibody for the treatment of B-Chronic Lymphocytic Leukemia (B-CLL), an incurable chronic cancer that results from expansion of B-lymphocytes. Our antibody binds to CD200, a molecule that is upregulated on the surface of B-CLL cells. CD200 normally acts as a potent immunosuppressant by interacting with the CD200 Receptor on macrophages and thereby sending an inhibitory signal to the macrophage. We believe upregulation of CD200 on the CLL cell surface allows the tumor to inhibit the body’s immune response to the tumor. Our antibody targets CLL cells and blocks the interaction of CD200 with the CD200 Receptor with the objective of enhancing the body’s immune response to the tumor. Our anti-CD200 antibody drug candidates may have therapeutic application in patients suffering from B-CLL and other solid tumors with elevated CD200 expression.

Dendritic Cell Antibodies

We are developing humanized antibodies to a newly discovered cell surface proteins, DC-SIGN, found exclusively on human dendritic cells, a type of human immune cell, and a related receptor, L-SIGN. Under the exclusive worldwide license agreement and research alliance with the University Medical Center of Nijmegen, The Netherlands, we received rights related to these molecules and any associated therapeutic product candidates, including already identified monoclonal antibodies. These products may have broad therapeutic application in several clinical settings including different cancers and infectious diseases, and also in certain inflammatory disorders. This alliance broadens our interest in immune system modulation to also include human dendritic cells.

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

The CuraGen Corporation Agreement for Target Discovery

We completed a drug target discovery and validation program with CuraGen Corporation focused on oncology, the study of tumors and/or cancers. This agreement enabled us and CuraGen to leverage the other’s respective expertise to discover and validate novel biologic and small molecule targets for use in developing pharmaceutical products.

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

Biodefense Program

We have developed proprietary human antibody libraries that are employed to isolate custom human antibodies. In the area of biodefense, the libraries were generated from blood and bone marrow of donors who had recently been vaccinated against anthrax, botulism toxin, small pox and/or other toxic agents of bioterrorism. The CoALT libraries developed by us through AAT use proprietary methods of construction and proprietary vectors and each has a size of approximately 10 billion antibody members. These antibodies generally display very high binding affinity to these toxic agents. We have exploited this technology to generate high binding affinity human antibodies against anthrax toxins. These antibodies have been shown to be capable of neutralizing anthrax toxin in animal models when pretreated before toxin exposure. As of December 2005, we have decided to terminate the research for this program.

Other Pre-Clinical Programs

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

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been terminated. In the quarter ended January 31, 2004 we and Tyco initiated a plan to sell or liquidate CFC’s assets in their present condition. In the quarter ended October 31, 2004 an offer of $450,000 was accepted by Tyco for CFC’s assets. Tyco retained the proceeds from the sale of CFC’s assets and extinguished the note and unpaid interest. We have transferred the assets to Tyco as of October 31, 2004. Since CFC’s assets, consisting of property, plant and equipment, were insufficient to satisfy the $3.9 million note, unpaid interest of $0.3 million, and other obligations of CFC, Tyco formally discharged CFC of any further obligations. As a result, we extinguished the $3.9 million note and unpaid interest of $0.3 million offset by the transfer of CFC’s assets of $450,000 to Tyco. As a result, we recorded the resulting gain of $3.8 million as other income on a consolidated basis in the first quarter of fiscal year 2005.

Strategic Alliance with Procter & Gamble

In January 1999, we entered into collaboration with P&G with respect to the joint development of pexelizumab. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU,

pursuant to which we and P&G revised our January 1999 collaboration. Under the revised structure per the MOU, we and P&G share decision-making and responsibility for all U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we will receive approximately 50% of the gross margin on U.S. sales, if any. Under the MOU, P&G agreed to retain responsibility for future development and commercialization costs outside the U.S. and we will receive royalties on sales outside the U.S., if any. We are responsible for paying royalties and licensing fees on certain third party intellectual property worldwide, if such intellectual property is necessary in order to commercialize pexelizumab. Additionally, as part of the MOU, we will receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not for previously agreed sales milestones and we will generally forego further research and development support payments from P&G.

Reimbursements received by us from P&G in connection with P&G’s share of our services and related personnel are recorded as a reduction of research and development and market research expense. As part of the revised collaboration per the MOU, P&G funded 100% of the costs for the two acute myocardial infarction, or AMI, Phase II clinical trials. We and P&G agreed, as per the MOU, that we share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any future AMI or CABG Phase III clinical trial costs.

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

Our most significant agreement with a third party manufacturer is the Large-Scale Product Supply Agreement, or the Lonza Agreement, dated December 18, 2002 with Lonza Biologics PLC, or Lonza, relating to the manufacture of our product candidate eculizumab. The Lonza Agreement was amended, or the Lonza Amendment, on April 9, 2004. Per the Lonza Agreement, we have remitted cash advances aggregating $13.5 million through December 31, 2005.

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

We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have in-licensed several additional U.S. and international patents and patent applications. As of February 3, 2006, of our owned or in-licensed U.S. patents and U.S. patent applications, 23 relate to technologies or products in the C5 Inhibitor program, 2 relate to high throughput screening, 3 relate to the TPO program, 3 relate to vectors, 11 relate to cancer, 3 relate to the MBL program, 25 relate to recombinant antibodies, 3 relate to biodefense, 12 relate to the dendritic cell program, and 47 relate to other technologies. There are 55 issued foreign patents and 166 pending foreign patent applications corresponding to the above U.S. patents and patent applications. We will owe royalties and other fees to the licensors of some of those patents and patent applications in connection with any future commercial manufacture and sale of our product candidates, including pexelizumab and eculizumab.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and the amount of reimbursement from government programs, including Medicare and Medicaid in the United States, and other third-party payors. These health insurance programs may restrict coverage of some products. Many third-party payors use formularies, under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure on another type of treatment, before the payer will cover a particular drug. Payors may especially impose these obstacles to coverage for higher-priced drugs, as our product candidates are likely to be.

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

Each of Abbott Laboratories Inc., Adprotech Ltd., Avant Immunotherapeutics, Inc., Baxter International Inc., Millennium Pharmaceuticals, Inc., Neurogen Corporation, Tanox, Inc., XOMA Ltd., and Archemix Corporation has publicly announced intentions to develop complement inhibitors to treat diseases related to trauma, inflammation or certain brain or nervous system disorders. We are also aware that GlaxoSmithKline plc, Merck & Co., Inc. and Pfizer, Inc. have had programs to develop complement inhibitor therapies. We believe that our potential C5 Inhibitors differ substantially from those of our competitors due to our compounds’ demonstrated ability to specifically intervene in the complement cascade, for potentially prolonged periods of time, at what we believe to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

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

Employees

As of January 31, 2006, we had 241 full-time employees, of which 159 were engaged in research, development, manufacturing, and clinical development, and 82 in administration, commercial and business development and finance. Doctorates are held by 68 of our employees. Each of our employees is required to sign a confidentiality agreement. Our employees are not represented by any collective bargaining unit, and we regard the relationships with our employees as satisfactory.

Available Information

Our Web site address is www.alexionpharm.com. On our Web site, we make available, free of charge, our annual and transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practical after we electronically file such material with or furnish it to the SEC. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	RISK FACTORS.

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

We have incurred losses since we started our company in January 1992. As of December 31, 2005, we had an accumulated deficit of approximately $506 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We have no products that are available for sale and do not know when we will have products available for sale, if ever. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent and the timing of our future losses and our profitability, if we are ever profitable, are highly uncertain.

We are subject to extensive government regulation; if we do not obtain regulatory approval for our drug products, we will not be able to sell our drug products.

We and our partners cannot sell or market our products without regulatory approval. If we or our partners do not obtain and maintain regulatory approval for our products, the value of our company and our results of operations will be harmed. In the United States, we or our partners must obtain and maintain approval from the FDA for each indication for each drug that we intend to sell and for each facility where such drug is manufactured. Obtaining FDA approval is typically a lengthy and expensive process, and approval is highly uncertain. Foreign governments also regulate drugs distributed outside the United States and facilities outside the United States where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain foreign jurisdictions we would be required to obtain pricing approvals prior to marketing our products. None of our product candidates has received regulatory approval to be marketed and sold in the United States or any other country. We may not receive regulatory approval for any of our product candidates for at least the next several years, if ever.

We and our partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other countries. These regulations apply both before and after approval of our product candidates, if our product candidates are ever approved, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, and export of biologics. As a condition of approval for marketing our product, FDA, or governmental authorities in other countries may require us to conduct additional clinical trials. Our manufacturing and other facilities and those of any third parties manufacturing our products will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. Any third party we would use to manufacture our products for sale must also be licensed by applicable regulatory authorities. Failure to comply with the laws, including statutes and regulations, administered by the FDA or other agencies could result in administrative and judicial sanctions, including, warning letters; fines and other civil penalties; delay in approving or refusal to approve a product candidate; withdrawal of a previously granted approval; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution.

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

We depend heavily on the success of our lead product candidates, Soliris™ (eculizumab) and pexelizumab, which are still under development. If we do not obtain FDA approval of our lead product candidates, or if FDA delays approval or narrows the indications for which we may market these product candidates, our business will be materially harmed.

We anticipate that in the near term our ability to generate revenues will depend on the successful development and commercialization of Soliris™ (eculizumab) and/or pexelizumab. The commercial success of our lead product candidates will depend on several factors, including the following: successful completion of our ongoing Phase III clinical trials for these product candidates; receipt of marketing approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities ourselves or through third party manufacturers; successfully launching commercial sales of the products; and acceptance of the products in the medical community and by third party payers.

If the data from our ongoing Phase III pivotal clinical trials for our product candidates are not satisfactory, we may not proceed with the filing of a biological license application, or BLA, for one or both of our lead product candidates or we may be forced to delay the filing. Preliminary results from the PRIMO-CABG2 study indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication. Even if the results of the other pivotal trials appear satisfactory and we file a BLA, the FDA and similar foreign regulatory agencies may not accept our filing, may request additional information from us, including data from additional clinical trials, and, ultimately, may not grant marketing approval. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Further, before a product candidate is approved for marketing, we, or any third party manufacturing our product, are subject to inspection of the manufacturing facilities and the FDA will not approve the product for marketing if we or our third party manufacturers are not in compliance with current good manufacturing practices. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for one or both of our product candidates, they may narrow the indications for which we are permitted to market one or both products, may pose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for the affected product and obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing one or both of our lead product candidates, or are significantly delayed or limited in doing so, our business will be materially harmed and we may need to curtail or cease operations.

If our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our products.

We must conduct extensive testing of our product candidates before we can obtain regulatory approval for our products. We need to conduct both preclinical animal testing and clinical human trials. These tests and trials may not achieve favorable results. The FDA typically requires two well controlled clinical trials that demonstrate efficacy in order to obtain FDA approval to market a product candidate. The SPA for each of our ongoing Phase III clinical programs for Soliris™ (eculizumab) and pexelizumab provides for only a single efficacy trial and the FDA has indicated that the trials should provide compelling evidence of clinically meaningful benefit in order to warrant consideration for marketing approval of the product candidate. The FDA has noted that a study that is merely statistically positive may not provide the evidence necessary to support filing or approval of a product candidate. Our clinical programs may not demonstrate statistically significant results or show that such results are adequate to support approval for commercialization of Soliris™ (eculizumab) or pexelizumab. Inconclusive or negative final data from our Phase III clinical programs would have a significant negative impact on our prospects. If the results in our clinical programs are not positive, the potential commercialization of our top product candidates would be at risk, which would likely have a materially negative impact on our ability to generate revenue and our ability to secure additional funding. Preliminary results from the PRIMO-CABG2 study indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication. In addition, the FDA may require additional safety information before granting marketing approval. We would need to reevaluate any drug that did not test favorably and either alter the study, the drug or the dose and perform additional or repeat tests, or abandon the drug development project. In those circumstances, we would not be able to obtain regulatory approval on a timely basis, if ever. Even if approval is granted, the approval may require limitations on the indicated uses for which the drug may be marketed. In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing and approval for drugs, and commercial sales and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries.

Certain clinical trials completed to date have not achieved their primary endpoints.

In September 2000, we announced the completion of enrollment in a Phase IIb trial of pexelizumab for the treatment of complications in patients after CABG with CPB including the reduction of the frequency and severity of myocardial infarctions and frequency of death. The primary therapeutic pre-set goal of the trial, referred to as the primary endpoint, was not achieved. However, in the pre-specified population that included approximately 90% of the patient population, (i.e. the 800 patients who had CABG surgery without valve surgery), those that received pexelizumab at the highest dose level experienced a statistically significant reduction in larger post-surgical heart attacks. Based on these results, in January 2002, we commenced enrollment of a Phase III clinical trial of pexelizumab in patients undergoing CABG with CPB. We completed the target patient enrollment of approximately 3,000 patients in February 2003. In August 2003, we disclosed preliminary results that indicated that the primary endpoint was not achieved with statistical significance. The primary endpoint in this PRIMO-CABG Phase III trial was a composite of the incidence of death or myocardial infarction, measured at 30 days post-procedure, in patients undergoing CABG without simultaneous valve surgery. In August 2005, we completed enrollment of approximately 4,250 patients in a confirmatory, pivotal Phase III PRIMO-CABG2 trial in multiple risk CABG patients. The primary endpoint of PRIMO-CABG2 was the combined incidence of nonfatal myocardial infarction or death through 30 days following CABG surgery in moderate-to-high risk patients. In November 2005, we announced that pexelizumab reduced the primary endpoint, but did not meet the pre-specified threshold for statistical significance.

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

We are significantly leveraged.

On December 31, 2005, we had outstanding $150 million principal amount of 1.375% convertible senior notes. These notes remain outstanding, and the degree to which we are leveraged could, among other things:

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

We cannot assure you that:

•	our current collaboration arrangement will continue in its current form;

•	we will be able to negotiate acceptable collaborative agreements to develop or commercialize our product candidates;

•	any arrangements with third parties will be successful; or

•	current or potential collaborators will not pursue treatments for other diseases or seek other ways of developing treatments for our disease targets.

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

We have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of some of our drug candidates, including eculizumab and pexelizumab. We are also aware of other patents owned by third parties that might be claimed to be infringed by the development and commercialization of some of our drug candidates, including eculizumab and pexelizumab. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have either determined in our judgment that:

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

If the testing or use of our products harms people, or is perceived to harm patients even when such harm is unrelated to our products, our clinical trials may be adversely affected, our regulatory approval process could be delayed, negatively impacted or abandoned, and we could be subject to costly and damaging product liability claims.

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

Our clinical trials are often conducted with patients who have severe and advanced stages of disease when they enter our trials. Patients involved in clinical trials such as ours often have known as well as unknown significant pre-existing health risks. During the course of a trial patients may suffer adverse events, including death, for reasons that may or may not be related to our products. Such events can subject us to costly litigation, and may delay, negatively impact, or end our opportunity to receive regulatory approval to market our products. Even where we do not believe that an adverse event was related to our product, the investigation into the circumstance may be time consuming or may be inconclusive. These investigations may delay our regulatory approval process, impact and limit the type of regulatory approvals our products receive, or end our opportunity to receive regulatory approval. We are aware that one patient in a PNH trial died after ending his study-specified treatments. The patient had health risks prior to entering the trial that were significant, frequently recurrent and potentially life-threatening; and his physician determined it was unlikely that cessation of our product caused the event that caused the patient’s death, although it could not be ruled out. Use of C5 Inhibitors, such as pexelizumab and eculizumab, is associated with an increased risk for infection with Neisseria bacteria. One patient in our trials of eculizumab for the treatment of membranous nephritis became infected with Neisseria bacteria. Serious cases of Neisseria infection can result in brain damage, loss of limbs or parts of limbs, kidney failure, or death.

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

For our drug trials, we need to produce sufficient amounts of product for testing. Our small manufacturing plant cannot manufacture enough of our product candidates for later stage clinical development or commercial supply. In addition, we do not have the capacity to produce more than one product candidate at a time. We depend on a few outside suppliers for manufacturing. If we experience interruptions in the manufacture of our products, our drug development and commercialization efforts will be delayed. If any of our outside manufacturers stops manufacturing our products or reduces the amount manufactured, or is otherwise unable to manufacture our required amounts at our required quality, we will need to find other alternatives, which is likely to be expensive and time consuming. If we are unable to find an acceptable outside manufacturer on reasonable terms, we will have to divert our own resources to manufacturing, which may not be sufficient to produce the necessary quantity or quality of product. As a result, our ability to conduct testing and drug trials and our plans for commercialization would be materially adversely affected. Submission of products and new development programs for regulatory approval, as well as our plans for commercialization, would be delayed. Our competitive position and our prospects for achieving profitability would be materially and adversely affected.

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

Currently, we are relying on P&G to retain appropriate commercial-scale manufacturing for pexelizumab through one or more third-party manufacturers. P&G has contracted with Chiron Corporation, or Chiron, for the commercial-scale manufacture of pexelizumab. The failure of P&G to obtain and maintain appropriate commercial-scale manufacturing for pexelizumab in accordance with all regulatory requirements on a timely basis, or at all, may prevent or impede the commercialization of pexelizumab. We have executed a commercial-scale product supply agreement with Lonza Biologics, plc, or Lonza, for the long-term manufacture of eculizumab. The failure of Lonza to manufacture appropriate supplies of eculizumab on a timely basis, or at all, may prevent or impede the commercialization of Soliris™ (eculizumab). Prior to granting an approval for marketing of pexelizumab or eculizumab, Chiron’s facilities with respect to manufacturing of pexelizumab and Lonza’s facilities with respect manufacturing of eculizumab will be subject to inspection by the FDA in the

United States and by regulatory agencies from foreign countries. Due to the nature of the current market for third-party commercial manufacturing arrangements, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity contracted for. We could owe substantial penalty payments to Lonza if we were not to use the manufacturing capacity we contracted for, and we could be required to share with P&G, on up to a 50-50 basis, substantial penalty payments owed by P&G for its failure to utilize the manufacturing capacity it contracted for with third-party manufacturers for the supply of pexelizumab. The payment of a substantial penalty would harm our financial condition.

If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future drug products.

We have no sales or distribution personnel or capabilities. We have only recently established core pre-commercial marketing capabilities. If we are unable to continue developing those capabilities, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell our future drug products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Currently, we are relying on P&G for sales, marketing and distribution of pexelizumab. P&G, or any future third-party collaborators, may not succeed at selling, marketing, or distributing any of our future drug products.

If we are unable to obtain reimbursement for our future products from government health administration authorities, private health insurers and other organizations, our products may be too costly for regular use and our ability to generate revenues would be harmed.

Our products, if commercialized, may be significantly more expensive than traditional drug treatments. Our future revenues and profitability will be adversely affected if we cannot depend on governmental, private third-party payers and other third-party payers, including Medicare and Medicaid, to defray the cost of our products to the consumer. If these entities refuse to provide coverage and reimbursement with respect to our products or determine to provide an insufficient level of coverage and reimbursement, our products may be too costly for general use, and physicians may not prescribe them. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Payers may especially impose these obstacles to coverage for higher-priced drugs, as our product candidates are likely to be.

In addition to potential restrictions on coverage, the amount of reimbursement for our products may also reduce our profitability and worsen our financial condition. In the United States, there have been and we expect will continue to be actions and proposals to control and reduce healthcare costs. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs.

Since our products will likely be too expensive for most patients to afford without health insurance coverage, if our products are unable to obtain adequate coverage and reimbursement by third-party payers our ability to successfully commercialize our product candidates may be adversely impacted. Any limitation on the use of our products or any decrease in the price of our products will have a material adverse effect on our ability to achieve profitability.

In certain foreign countries, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operation may suffer if we are unable to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited.

If our competitors get to the marketplace before we do with better or cheaper drugs, our drugs may not be profitable to sell or to continue to develop.

Each of Abbott Laboratories Inc., Adprotech Ltd., Avant Immunotherapeutics, Inc., Baxter International, Inc., Millennium Pharmaceuticals, Inc., Neurogen Corporation, Tanox, Inc., XOMA, Ltd., and Archemix Corporation have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware that GlaxoSmithKline, plc, Merck & Co., Inc., and Pfizer, Inc. have had programs develop complement inhibitor therapies. Each of Cambridge Antibody Technology Group, plc, MorphoSys AG and Dyax Corporation has publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes. Additionally, each of Abgenix, Inc. and Medarex, Inc. has publicly announced intentions to develop therapeutic human antibodies from mice that have been bred to include some human antibody genes. These and other pharmaceutical companies, many of which have significantly greater resources than we, may develop, manufacture, and market better or cheaper drugs than our product candidates. They may establish themselves in the marketplace before we are able even to finish our clinical trials. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

If we fail to recruit and retain personnel, our research and product development programs may be delayed.

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly Dr. Leonard Bell, M.D., our Chief Executive Officer and a member of our Board of Directors, David W. Keiser, our President, Chief Operating Officer and a member of our Board of Directors, and Stephen P. Squinto, Ph.D., our Executive Vice President and Head of Research. There is intense competition in the biotechnology industry for qualified scientific and technical personnel. Since our business is very science-oriented and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have employment agreements with Dr. Bell, Mr. Keiser, and Dr. Squinto. None of our key personnel is nearing retirement age or to our knowledge, planning to retire. To our knowledge, there is no tension between any of our key personnel and the Board of Directors. If we lose the services of our management and scientific personnel and fail to recruit other scientific and technical personnel, our research and product development programs will be materially and adversely affected.

In particular, we highly value the services of Dr. Bell, our Chief Executive Officer. The loss of his services could materially and adversely affect our ability to achieve our development objectives.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Alexion.

As of December 31, 2005, we had approximately $493 million of net operating loss carry forwards, or NOLs, available to reduce taxable income in future years. We believe that some of these NOLs are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

[None.]

Item 2.	PROPERTIES.

Facilities

We lease our headquarters and research and development facilities in Cheshire, Connecticut. The lease has an initial term of ten years and six months, expiring in December 2010. At this site, we lease a total of approximately 89,000 square feet of space. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is expected to remain in New Haven, Connecticut encompassing approximately 33,000 square feet of labs and offices. The lease for our facility in New Haven has an initial term of approximately 5 years, expiring in October 2007 with three renewal options to extend for periods of one year each. We believe our research and development facilities and our pilot manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going current clinical activities. Alexion Antibody Technologies, Inc. leases approximately 25,000 square feet of labs, office and unimproved storage space in San Diego, California. The lease has an initial term of ten years, expiring in August 2012. Alexion Europe SAS rents office space in Paris, France. The agreement has a term of six months with automatic renewal features built in until the agreement is terminated by either party.

Item 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 2005 Annual Meeting of Stockholders held on December 9, 2005 for the old fiscal year ended July 31, 2005, the stockholders voted to elect the following directors by the votes indicated:

	For	Against or Withheld	Abstaining
Leonard Bell, M.D.	26,174,498	77,265	—
David W. Keiser	26,077,594	174,169	—
Max Link, Ph.D.	22,939,221	3,312,542	—
Joseph A. Madri, Ph. D., M.D.	25,230,663	1,021,100	—
Larry L. Mathis	26,179,684	72,079	—
R. Douglas Norby	26,164,582	87,181	—
Alvin S. Parven	25,482,722	769,041	—
Ruedi E. Waeger, Ph.D.	26,180,584	71,179	—

Additionally, the stockholders voted to ratify the appointment of PricewaterhouseCoopers, LLP as our independent registered public accounting firm. The votes were:

Ratification of appointment of independent registered public accounting firm: 26,246,156 for, 4,676 against, 931 abstain.

In connection with a change in our fiscal year end from July 31 to December 31, the 2006 Annual Meeting of Stockholders will be held on June 7, 2006.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

The executive officers and key employees of the Company and their respective ages and positions with the Company as of March 1, 2006 are as follows:

Name	Age	Position with Alexion
* Leonard Bell, M.D.	47	Chief Executive Officer, Secretary, Treasurer, Director
* David W. Keiser	54	President and Chief Operating Officer
* Stephen P. Squinto, Ph.D.	49	Executive Vice President and Head of Research
Katherine S. Bowdish, Ph.D.	48	Senior Vice President, Antibody Discovery, and President, Alexion Antibody Technologies
* Patrice Coissac	57	Senior Vice President General Manager and President of Alexion Europe SAS
* Thomas I.H. Dubin, J.D.	43	Senior Vice President and General Counsel
* Christopher F. Mojcik, M.D., Ph.D.	46	Senior Vice President, Clinical Development
Nancy C. Motola, Ph.D.	53	Senior Vice President, Regulatory Affairs and Quality
Scott A. Rollins, Ph.D.	42	Senior Vice President, Drug Development and Project Management
Russell P. Rother, Ph. D.	45	Senior Vice President, Research
* Vikas Sinha, M.B.A., C.A.	42	Senior Vice President and Chief Financial Officer
Paul W. Finnegan M.D, M.B.A.	45	Vice President, Commercial Operations and Development
Barry P. Luke, M.B.A.	47	Vice President, Finance, Assistant Secretary
Daniel N. Caron	42	Executive Director, Operations and Engineering
M. Stacy Hooks, Ph.D.	38	Executive Director, Manufacturing and Technical Services

*	These employees are officers for purposes of Section 16 of the Securities Exchange Act of 1934.

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

Patrice Coissac, joined Alexion as Senior Vice President and General Manager and President of Alexion Europe SAS in November 2005. Mr. Coissac has a broad international background in the pharmaceutical industry. Most recently, since mid 2003, he headed BioPharmaConsult, an international pharmaceutical consulting firm. Previously he was President of Pharmacia SAS in France, a position he held from 1999 to April, 2003 when Pharmacia was acquired by Pfizer. While at Pharmacia, Mr. Coissac was responsible for the integration of Monsanto (Searle) with Pharmacia & Upjohn in France. During his tenure, sales grew almost three fold to €615 million in 2002. Prior to joining Pharmacia, Mr. Coissac held several managerial positions at leading pharmaceutical companies including Head of Operations for Novartis, Belgium; and President of Boehringer Mannheim Therapeutics in France. He also served as Senior Vice President, Marketing for global pharmaceutical operations at Corange International and held several global marketing positions at Sandoz world headquarters in Switzerland and in Tokyo where he was posted during several years.

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

Nancy C. Motola, Ph.D., RAC has been the Senior Vice President, Regulatory Affairs and Quality since February 2004. Dr. Motola was Vice President, Regulatory and Quality from 1998 to January 2004. From 1991 to 1998, she served as Assistant, Associate and then Deputy Director, Regulatory Affairs for the Bayer Corporation Pharmaceuticals Division where she was responsible for regulatory aspects of product development and U.S. life-cycle management programs for cardiovascular, neuroscience, metabolic and oncology drugs. These programs included drugs targeting arthritis, cardiac disorders, stroke and cognitive dysfunction. Prior to Bayer, Dr. Motola held regulatory affairs positions of increasing responsibility at Abbott Laboratories from 1989 to 1991 and at E.R. Squibb and Sons, Inc. from 1987 to 1989. From 1983 to 1987 she was Research Investigator, Chemical Process Technologies at Squibb. Dr. Motola has been responsible for the filing of numerous Investigational New Drug Applications (INDs) and has filed New and Supplemental Drug Applications for marketing approval, resulting in marketed drugs. She also served as Chairperson of the Regulatory Sciences Section of the American Association of Pharmaceuticals Scientists (AAPS). Dr. Motola is Regulatory Affairs (RAC) certified and received her B.A. in Chemistry from Central Connecticut State University and M.S. and Ph.D. degrees in medicinal chemistry from the University of Rhode Island, College of Pharmacy.

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

Russell P. Rother, Ph.D. has been Senior Vice President, Research since August 2005, Vice President, Discovery Research from 2001 to 2005, Senior Director of Discovery Research from 1999 to 2001, Director of Gene Technologies from 1996 to 1999, Senior Staff Scientist from 1994 to 1996 and Staff Scientist from 1992 to 1994. As one of the original scientists at Alexion, Dr. Rother has played a critical role in the engineering and development of Alexion’s current antibody therapeutics and continues to lead discovery efforts in the identification of new indications and targets. Prior to 1992, Dr. Rother was a Postdoctoral Research Fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rother’s work has led to over 40 scientific papers and patents in the fields of hematology, complement biology, autoimmunity, and gene therapy. Dr. Rother received a B.S. in Biology from Southwestern Oklahoma State University and a Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center in conjunction with the Oklahoma Medical Research Foundation.

Vikas Sinha, M.B.A., C.A. joined Alexion as Senior Vice President and Chief Financial Officer in September 2005. From June, 1994 to August 2005, Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany, and Canada, most recently serving since February 2001 as Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation, USA. Mr. Sinha has been responsible for financial and business risk management, strategic planning, contracting, customer services, information systems, and supply chain and site administration in North America. Mr. Sinha was also a member of the Pharmaceutical Management Committee for North America. Prior to his appointment in the United States, Mr. Sinha was Vice President and Chief Financial Officer of Bayer Yakuhin Ltd., in Japan and Manager, Mergers and Acquisitions with Bayer AG in Germany. He began his career at Bayer in Toronto as part of an executive development program in the healthcare division. Prior to Bayer, Mr. Sinha held several positions of increasing responsibilities with ANZ Bank and Citibank in South Asia. Mr. Sinha holds a Masters of Business Administration from the Asian Institute of Management which included an exchange program with the University of Western Ontario (Richard Ivey School of Business). He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India.

Paul W. Finnegan, M.D., M.B.A. has been Vice President, Commercial Operations and Development since February 2002, responsible for marketing, sales, business development, external relations, pharmaco-economics, strategic planning and corporate development. He joined Alexion in April 2001 as Executive Director of Commercial Operations. From 1999 to 2000, Dr. Finnegan was Senior Director, Global Medical Marketing at Pharmacia Corporation, formerly Searle. He joined Searle, a Monsanto company, as Director, Global Medical Marketing in 1998. At Searle, he was responsible for various pre-launch and launch initiatives in Japan, Asia-Pacific, Latin America and Canada for all therapeutic areas as well as contributing to the scale up of international operations and partnership management. From 1993 to 1997, Dr. Finnegan was Director and Partner of Toronto East General & Orthopedic Radiology Associates, LLC. Dr. Finnegan earned his M.B.A. with Honors, in Finance and Strategy, from the University of Chicago, Graduate School of Business. He also holds the degree of M.D., C.M. from McGill University in Montreal and is a Fellow of the Royal College of Physicians, Canada.

Barry P. Luke, M.B.A. has been Vice President, Finance and Administration since September 1998 and Senior Director of Finance and Administration of Alexion from August 1995 to September 1998. Prior thereto he was Director of Finance and Accounting of the Company from May 1993 to August 1995. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President-Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1980 to 1985, Mr. Luke was employed by General Electric Company where he held positions at GE’s Corporate Audit Staff after completing GE’s Financial Management Program. Mr. Luke is a director of Gaylord Hospital in Wallingford, CT. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

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

M. Stacy Hooks, Ph.D. has been Executive Director, Manufacturing and Technical Services since August 2004 and Senior Director, Manufacturing and Technical Services from January 2004 to August 2004. After joining the Company in 2002, Dr. Hooks was Director of Quality Control from 2002 until 2004. Dr. Hooks has been responsible for managing the development, manufacturing, process validation, and testing of products. From 2001 to 2002, Dr. Hooks was a Director of Quality Assurance at Pharmacia, Inc. From 2000 to 2001, Dr. Hooks was the Director of Quality at QIAGEN, Inc., a multinational life sciences company. From 1996 to 2000 Dr. Hooks was employed at MedImmune, Inc., a biopharmaceutical firm, in increasing roles of responsibility, most recently as the Associate Director of Quality Control. Dr. Hooks received his B.S. in Chemistry from Murray State University and a Ph.D. in Chemistry from Emory University.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on The Nasdaq National Market under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated since August 1, 2003.

Fiscal 2004	High	Low
First Quarter (August 1, 2003 to October 31, 2003)	$21.64	$12.03
Second Quarter (November 1, 2003 to January 31, 2004)	$20.82	$16.47
Third Quarter (February 1, 2004 to April 30, 2004)	$26.14	$18.11
Fourth Quarter (May 1, 2004 to July 31, 2004)	$23.25	$14.60

Fiscal 2005
First Quarter (August 1, 2004 to October 31, 2004)	$19.20	$13.30
Second Quarter (November 1, 2004 to January 31, 2005)	$26.03	$17.27
Third Quarter (February 1, 2005 to April 30, 2005)	$26.96	$19.79
Fourth Quarter (May 1, 2005 to July 31, 2005)	$26.93	$20.28

December 31, 2005
First Quarter (August 1, 2005 to October 31, 2005)	$30.00	$24.40

During the period from November 1, 2005 through December 31, 2005, the high and low sales prices of our stock were $29.91 and $18.37, respectively.

As of February 28, 2006, we had 163 stockholders of record of our common stock and an estimated 5,000 beneficial owners. The closing sale price of our common stock on February 28, 2006 was $37.58 per share.

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

If a holder elects to convert its 1.375% Notes upon the occurrence of a transaction or event such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market (such as NASDAQ), the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 shares per $1,000 principal amount). We incurred deferred financing costs related to this offering of approximately $4.8 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the seven year term of the notes.

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

Except as provided below, we did not make any repurchases of common stock during the five month period ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
August 1 to August 31	4,227	26.24	—	—
September 1 to September 30	7,500	28.57	—	—
October 1 to October 31	1,986	28.03	—	—

Total	13,713	27.61	—	—

The Company currently does not have a stock repurchase plan. All shares exchanged during the five month period ended December 31, 2005 were made through open-market transactions.

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

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. (amounts in thousands, except per share amounts)

	Five Month Period Ended December 31,		Year Ended July 31,
	2005	2004	2005	2004	2003	2002
		(Unaudited)
Consolidated Statements of Operations Data:
Contract research revenues	$664	$245	$1,064	$4,609	$877	$6,536
Operating expenses:
Research and development	48,238	31,914	91,388	59,840	71,042	60,005
General and administrative	12,763	6,160	18,951	14,459	10,869	7,993
Impairment of fixed assets	—	—	—	760	2,560	—

Total operating expenses	61,001	38,074	110,339	75,059	84,471	67,998

Operating loss	(60,337)	(37,829)	(109,275)	(70,450)	(83,594)	(61,462)
Other income (expense)	1,931	2,407	(240)	(4,336)	(1,885)	4,220
State tax benefit	450	61	765	691	1,012	700

Net Loss	$(57,956)	$(35,361)	$(108,750)	$(74,095)	$(84,467)	$(56,542)

Basic and diluted net loss per common share	$(1.90)	$(1.28)	$(3.90)	$(3.43)	$(4.64)	$(3.12)

Shares used in computing net loss per common share	30,523	27,685	27,852	21,622	18,209	18,146

	As of December 31,		As of July 31,
	2005	2004	2005	2004	2003	2002
		(Unaudited)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$212,456	$232,498	$195,404	$266,501	$215,410	$308,584
Total current assets	217,551	235,883	201,162	276,333	220,910	310,784
Total assets	262,711	281,221	248,122	319,575	267,227	354,069
Notes payable	—	—	—	3,920	3,920	3,920
Convertible subordinated notes	150,000	120,000	150,000	120,000	120,000	120,000
Total stockholders’ equity	81,890	138,505	67,671	172,522	120,286	205,478

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements which involve risks and uncertainties. Such statements are subject to certain factors which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled item1A “Risk Factors”.

Overview

We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states including hematologic diseases, cancer, cardiovascular disease and autoimmune disorders. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, through our wholly owned subsidiary, Alexion Antibody Technologies, Inc., or AAT, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs. In September 2005, we formed a wholly-owned subsidiary, Alexion Europe SAS, as an important step in our strategy to manage late stage development, regulatory and commercial operations throughout Europe.

Our lead clinical product candidate, Soliris™ (eculizumab), is currently undergoing evaluation in a Phase III clinical development program comprised of two Phase III clinical trials for the treatment of a rare blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. Under the Special Protocol Assessment, or SPA process, the U.S. Food and Drug Administration, or FDA, has agreed to the design of protocols for these two trials, known as TRIUMPH and SHEPHERD, which could, if successful, serve as the primary basis of review for approval of a licensing application for eculizumab in the PNH indication. TRIUMPH is a placebo-controlled efficacy trial and SHEPERD is an open-label, non-placebo controlled safety trial with efficacy secondary endpoints. In January 2006, we reported positive results from TRIUMPH. All pre-specified, primary and secondary endpoints in the TRIUMPH trial were achieved with statistical significance. SHEPHERD is a twelve month study with a six month preplanned interim analysis. SHEPHERD completed enrollment in September, 2005. It is expected that data from TRIUMPH and SHEPHERD will serve as the primary basis of review for the approval of a Biologics License Application, or BLA, in the PNH indication, as well as the basis of review for a European Marketing Authorization Application, or MAA.

Our second clinical stage product candidate, pexelizumab, is currently under evaluation in two separate indications: (1) coronary artery bypass graft (CABG) surgery patients undergoing cardiopulmonary bypass (CPB) and (2) acute myocardial infarction (AMI) patients undergoing primary percutaneous angioplasty. In November 2005, we announced that our Phase III trial of pexelizumab in CABG surgery patients, known as PRIMO-CABG2, did not to achieve its primary endpoint. Results from the PRIMO-CABG2 trial of pexelizumab indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication. On February 3, 2006, we announced that our Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, will be completed prior to enrolling the originally anticipated number of patients. That announcement stated that enrollment would be capped at approximately 5,000 patients, ending near the beginning of March. We since have been encouraged by leading academic researchers involved in the trial to allow enrollment to proceed beyond those numbers, primarily to allow the trial to have a greater chance of success in achieving its primary endpoint of mortality benefit. Along with our partner, Procter & Gamble Pharmaceuticals or P&G, we recently agreed to support continued enrollment in APEX-AMI for a limited period of time. We expect to update the anticipated timing of completion of APEX-AMI after further discussion with

P&G, and after new definitive determinations have been made. Although the APEX-AMI trial is the subject of an SPA, the number of patients actually enrolled may not be sufficient for the FDA to consider the trial compliant with the SPA agreement. In such event, if results of the APEX-AMI trial are successful, we may still seek approval to market pexelizumab in the AMI indication, but the FDA regulatory process may not be subject to any benefits of the SPA process. The pexelizumab trials are conducted in collaboration with Procter & Gamble Pharmaceuticals.

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

Successful completion of development of a product candidate is contingent on numerous risks, uncertainties and other factors which are described in detail in the section entitled “Risk Factors”. These factors include:

•	completion of pre-clinical and clinical trials of the product candidate with scientific results that support further development and/or regulatory approval

•	receipt of necessary regulatory approvals

•	obtaining adequate supplies of product candidates on commercially reasonable terms

•	obtaining capital necessary to fund our operations, including our research and development efforts, manufacturing requirements and clinical trials

•	performance of third-party collaborators, particularly Procter & Gamble Pharmaceuticals, on whom we rely heavily for the co-development and commercialization of one of our lead product candidates

•	performance of third-party manufacturers, particularly Lonza Biologics, on whom we rely heavily for the manufacture of one of our lead product candidates

•	obtaining manufacturing, sales and marketing capabilities for which we presently have limited resources.

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

To date, we have not received any revenues from the sale of products. We have incurred operating losses since our inception. As of December 31, 2005, we had an accumulated deficit of approximately $506 million. We expect to incur substantial and increasing operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and increasing administrative personnel and professional services to support growth of our operations, and we may need to obtain additional financing to cover these costs.

We plan to develop and commercialize Soliris™ (eculizumab) ourselves along with those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, such as pexelizumab, our plan is to develop and commercialize the drugs through corporate partnerships.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. We do indemnify certain third parties against liabilities they may incur in connection with the manufacturing, development, or sale of our drug candidates.

In January 2005 we sold $150,000 principal amount of 1.375% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. If the holder elects to convert its 1.375% Notes upon the occurrence of a designated event, the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 per $1,000 principal amount).

Change in Accounting Principle

Prior to our change in fiscal year, we would test goodwill for impairment annually in March and whenever events or changes in circumstances would indicate the carrying amount of goodwill might not be recoverable. This is more fully described in Goodwill under our significant accounting policies. In connection with the change in fiscal year to December 31, we changed the timing of our annual impairment test. For the five month period ended December 31, 2005, our impairment test was performed in November 2005. We will continue to perform our impairment test in November going forward. We believe the change from an annual impairment test in our third quarter (March) under our previous fiscal year to our fourth quarter (November) in our new fiscal year, supports consistency in the application of this accounting principle. This change had no effect on net income or earnings per share.

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements:

Marketable Securities—We invest in marketable debt securities of highly rated financial institutions and investment-grade debt instruments and limit the amount of credit exposure with any one entity. Unrealized gains or losses are included in accumulated other comprehensive loss as a component of stockholders’ equity. We believe that our conservative investment policy ensures reasonable assurance against impairment of marketable securities held, and also enables us to avoid incurring realized losses that could occur if securities were not held to maturity.

Long-Lived Assets—We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important, and which could trigger an impairment review, include, among others, the following:

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

Goodwill—Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets, and is not amortized. We test goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount of goodwill might not be recoverable. No impairment charge resulted upon the adoption of this standard or as a result of our annual impairment assessment. The first step of the annual review is to compare the fair market capitalization of Alexion on that date to our net stockholders’ equity. If fair market capitalization is greater than net stockholders’ equity, then no impairment charges are necessary. The analysis is impacted by the price of the stock on the date of the test. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined.

Prepaid Manufacturing Costs—Cash advances paid by us to secure future long term manufacturing production at third-party contract manufacturers are recorded as prepaid manufacturing costs. These costs are recognized over the period of manufacturing production on a unit of production method. The cash advances are subject to refund if the manufacturing facility is unavailable as scheduled or forfeiture if we terminate the scheduled production.

We evaluate the prepaid manufacturing costs against estimated net realizable value, or NRV. If estimated NRV were to be negative, all or a portion of the prepaid manufacturing cost may have to be recognized as an expense. Our calculation of NRV involves estimates of expected sales volume, sales price and market penetration of the product in question.

Revenue Recognition—We record contract research revenues from research and development support payments, license fees and milestone payments under collaborations with third parties, and amounts received from various government grants. We evaluate all deliverables in our collaborative agreement to determine whether it represents separate units of accounting. Deliverables qualify for separate accounting treatment if they have standalone value to the customer and if there is objective evidence of fair value for the undelivered items.

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

Research and Development Expenses—Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, pre-clinical, clinical trial and related clinical manufacturing costs, manufacturing development and scale-up costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities, and lab supplies. Theses costs are expensed when incurred.

We have entered into a collaboration research agreement with P&G in which we share costs. We record these costs as research and development expenses as incurred. A portion of these costs are reimbursed by our collaborator and are recorded as a reduction of research and development expense.

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

Stock Based Compensation—We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective August 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. We have elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in the periods after the date of adoption. Due to our net loss position, a windfall tax benefit was not realized during the period. As of December 31, 2005, there was $25,488 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2 years.

Prior to August 1, 2005, we accounted for stock options and restricted stock utilizing the intrinsic value method in accordance with Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognize no compensation expense for the options when the option grants have an exercise price equal to the fair market value at the date of grant.

Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events.

Significant assumptions include the use of historical volatility to determine the expected stock price volatility. Also, of significance, is our expected term until exercise. We currently use historical exercise patterns as our best estimate of future exercise patterns. Once employee stock option values are determined, they may not be changed.

We continually seek to refine and improve our approach to measure the value of employee stock options.

Foreign Currency Translation—For our foreign subsidiary with a functional currency different from U.S. dollars, we translate its financial statements into U.S. dollars using the current exchange rate at each balance sheet date for assets and liabilities the average exchange rate prevailing during each period for revenues and expenses, and the historical exchange rate for our investments in our foreign subsidiary. Adjustments from translating these financial statements into U.S. dollars are included in “Accumulated other comprehensive loss”.

Results of Operations

On December 9, 2005, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. The five months results now being reported by us relate to the transition period ended December 31, 2005.

The following table sets forth consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this transition report. (amounts in thousands, except per share data)

	Five Month Period Ended December 31,		Year Ended July 31,
	2005	2004	2005	2004	2003
		(Unaudited)
Contract research revenues:
P&G	$245	$245	$588	$4,588	$673
U.S. government grants	419	—	476	21	204

Total revenues	664	245	1,064	4,609	877

Research and development expenses:
Clinical development	21,966	12,810	43,314	20,398	25,122
Manufacturing and manufacturing development	10,714	8,119	20,835	14,027	17,414

Product development	32,680	20,929	64,149	34,425	42,536
Payroll and benefits	10,481	6,662	17,397	14,749	13,613
Discovery research	1,620	1,479	2,431	3,592	8,241
Operating, occupancy, depreciation, and amortization	3,457	2,844	7,411	7,074	6,652

Total research and development expenses	48,238	31,914	91,388	59,840	71,042
General and administrative	12,763	6,160	18,951	14,459	10,869
Impairment of fixed assets	—	—	—	760	2,560

Total operating expenses	61,001	38,074	110,339	75,059	84,471

Operating loss	(60,337)	(37,829)	(109,275)	(70,450)	(83,594)
Other income (expense):
Investment income	3,123	1,756	5,266	3,373	5,809
Interest expense	(1,192)	(3,153)	(6,125)	(7,709)	(7,694)
Gain from extinguishment of note payable	—	3,804	3,804	—	—
Loss on early extinguishment of debt	—	—	(3,185)	—	—

Total other income (expense)	1,931	2,407	(240)	(4,336)	(1,885)

State tax benefit	450	61	765	691	1,012

Net loss	$(57,956)	$(35,361)	$(108,750)	$(74,095)	$(84,467)

Basic and diluted net loss per common share	$(1.90)	$(1.28)	$(3.90)	$(3.43)	$(4.64)

Comparison of the Five Months Ended December 31, 2005 to the Five Months Ended

December 31, 2004

(amounts in thousands, except per share amounts)

We earned contract research revenues of $664 and $245 for the five months ended December 31, 2005 and 2004, respectively. Of the revenue earned for the five months ended December 31, 2005 and 2004, $245 is a non-cash item representing the amortization of deferred revenue from a $10,000 upfront fee paid to us by P&G in

February 1999. Revenue from U.S. government grants totaled $419 and $0 for the five months ended December 31, 2005 and 2004, respectively. The increase in revenues associated with U.S. government grants obtained in the transition period ended December 31, 2005 resulted primarily from research under the anti-anthrax bio-defense program.

During the five months ended December 31, 2005, we incurred research and development expenses of $48,238 compared to the five months ended December 31, 2004 where we incurred research and development expenses of $31,914. We report our research and development costs by the category in which they are incurred rather than by project. Our research and development costs consist primarily of payroll and benefits costs, product development costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. Product development costs consist of pre-clinical costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs.

The $16,324 increase in research and development expenses resulted primarily from greater product development costs of $11,751 from higher clinical development and higher manufacturing expenses costs related to the current Phase III clinical trials of our lead drug candidates, Soliris™ (eculizumab) and pexelizumab, for TRIUMPH, SHEPHERD, and the PNH extension trials and PRIMO-CABG2 and APEX-AMI trials, respectively. Payroll and benefits costs were impacted by the adoption of SFAS 123R and the resulting expensing of employee stock options grants as well as increased headcount to support our research and drug development activities.

Our collaboration with P&G resulted in pexelizumab-related product development costs, excluding payroll-related costs, of $17,805 for the five months ended December 31, 2005 compared to $11,121 for the five months ended December 31, 2004. This represented 54% and 53%, respectively, of our product development costs. The remaining balance of our product development costs was primarily for Soliris™ and other pre-clinical product candidates.

We expect that expenses for research and development will remain at a significant level in 2006 as critical and substantive clinical trials near their completion and as we may initiate development of other promising candidates.

Our general and administrative expenses were $12,763 for the period, compared with $6,160 for the same period last year. The increase in general and administrative expenses of $6,603 from 2004 to 2005 was principally from expensing of employee stock options, increased headcount dedicated to commercial development activities and higher professional fees principally for patent and compliance activities. The impact on payroll and benefits expenses from the adoption of SFAS 123R was material, but the overall increase in expenses was predominantly driven by our ongoing development of a commercial organization that will ultimately support sales and marketing of product candidates, if approved by regulatory agencies.

We believe general and administrative costs will increase in fiscal 2006 as we continue to put in place the commercial organization and infrastructure required to bring Soliris™ to market.

Total operating expenses were $61,001 and $38,074 for the five months ended December 31, 2005 and 2004, respectively.

Investment income was $3,123 for the five months ended December 31, 2005 compared to $1,756 for the same period in 2004, reflecting higher market interest rates and a higher principal balance. The higher principal balance is a result of the August 2005 issuance of 2,500,000 shares of common stock in a public offering at

$26.75 per share, resulting in net proceeds from the sale of $64,530, as well as an increase in convertible debt due to the sale of $150,000 principal amount of 1.375% convertible senior notes (“1.375% Notes”) in January 2005, which was partially offset by the redemption of our $120,000 principal amount of 5.75% convertible subordinated notes (“5.75% Notes”) in March 2005. Interest expense decreased to $1,192 from $3,153, impacted by the lower coupon rate of the 1.375% Notes.

A state tax benefit of $450 and $61 was recognized for the five months ended December 31, 2005 and 2004, respectively, resulting from our estimated exchange of our December 31, 2005 and 2004 incremental research and development tax credits.

As a result of the above factors, we incurred net losses of $57,956 and $35,361 or $1.90 and $1.28 basic and diluted net loss per share for the five months ended December 31, 2005 and 2004, respectively.

Comparison of the Fiscal Years Ended July 31, 2005 and 2004

(amounts in thousands, except per share amounts)

We earned contract research revenues of $1,064 and $4,609 for the fiscal years ended July 31, 2005 and 2004, respectively. In the fourth quarter of 2004, we recognized a $4,000 milestone payment from P&G concurrent with the dosing of our first patient in the APEX-AMI trial. Substantially all of the other revenue in fiscal years 2005 and 2004 is a non-cash item representing the amortization of deferred revenue from the $10,000 upfront fee paid to us by P&G in February 1999. Revenue from U.S. government grants totaled $476 in fiscal 2005 and $21 in fiscal 2004. The $455 increase in revenues associated with U.S. government grants obtained in fiscal 2005 resulted from research under the anti-anthrax bio-defense program.

During fiscal year 2005, we incurred research and development expenses of $91,388 compared to fiscal year 2004 when we incurred research and development expenses of $59,840. We report research and development costs by category incurred rather than by project. Our research and development costs consist primarily of payroll and benefits costs, pre-clinical costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs.

The $31,548 increase in research and development expenses from 2004 to 2005 resulted primarily from greater product development costs of $29,724 from higher clinical development and higher manufacturing expenses for the cost of conducting our two Phase III clinical trials PRIMO-CABG2 and APEX-AMI in pexelizumab and the increased production of material used in our clinical trials involving Soliris™ and pexelizumab. The increase in payroll and benefits from 2004 to 2005 is primarily attributable to the increase in staff involved in clinical and manufacturing development as well as regulatory and quality assurance activities. The decrease in discovery research is due principally to recognition of the approximately $1,300 balance of the non-refundable payment received from XOMA. In 2003, XOMA paid an upfront non-refundable fee of approximately $1,500 pursuant to a collaborative agreement. We recorded the payment as a deferred research and development payment and amortized the payment as a reduction of research and development expense. Upon cancellation of the XOMA collaborative agreement in 2005, the remaining balance of $1,300 was recognized as a reduction of research and development expenses.

Our collaboration with P&G resulted in pexelizumab-related product development costs, excluding payroll-related costs, of $36,358 for the 2005 compared to $15,902 for 2004 representing 57% and 46%, respectively, of our product development costs. The remaining balance of our product development costs was primarily for Soliris™ and other pre-clinical product candidates.

Our general and administrative expenses were $18,951 and $14,459 for fiscal years 2005 and 2004, respectively. The increase in general and administrative expenses of $4,492 from 2004 to 2005 was due principally to increased pre-commercial activities associated with our two lead product candidates, as well as increased headcount in support of our operations.

Total operating expenses were $110,339 and $75,059 for the years ended July 31, 2005 and 2004, respectively.

Investment income was $5,266 for the year ended July 31, 2005 compared to $3,373 for the year ended July 31, 2004. The increase in investment income of $1,893 in 2005 resulted primarily from higher interest rates and higher principal amounts. Interest expense was $6,125 for the year ended July 31, 2005 compared to $7,709 for the year ended July 31, 2004. The decrease in interest expense in fiscal 2005 is attributable to the lower interest rate for the 1.375% Notes issued in January 2005 which replaced the previous outstanding notes with a rate of 5.75%. We recorded a $3,185 loss from early extinguishment of the 5.75% Notes, which consisted of the write-off of the remaining balance of non-refundable deferred financing costs of approximately $1,200 and the redemption premium of approximately $2,000.

During the first fiscal quarter of 2005 we recorded a net gain to other income of $3,804 to complete the termination of the Unigraft xenotransplantation program at Columbus Farming Corporation, or CFC. This consisted of the extinguishment of the $3,900 note payable used to purchase the xenotransplantation assets and the extinguishment of the accrued interest of $300 on the note, partially offset by the transfer to Tyco International, Ltd., or Tyco, of the remaining assets of $450 used to secure the note. (See section entitled “Business—Other Preclinical Programs—“Unigraft Xenotransplantation Technologies Program”).

A state tax benefit of $765 and $691 was recognized for the year ended July 31, 2005 and 2004, respectively, resulting from our estimated exchange of our July 31, 2005 and actual exchange of our July 31, 2004 incremental research and development tax credits.

As a result of the above factors, we incurred net losses of $108,750 and $74,095 or $3.90 and $3.43 basic and diluted net loss per share for the years ended July 31, 2005 and 2004, respectively.

Comparison of the Fiscal Years Ended July 31, 2004 and 2003

(amounts in thousands, except per share amounts)

We earned contract research revenues of $4,609 and $877 for the fiscal years ended July 31, 2004 and 2003, respectively. In the fourth quarter of 2004, we recognized a $4,000 milestone payment from P&G concurrent with the dosing of our first patient in the APEX-AMI trial. Substantially all of the other revenue in fiscal years 2004 and 2003 is a non-cash item representing the amortization of deferred revenue from the $10,000 upfront fee paid to us by P&G in February 1999. Revenue from U.S. government grants totaled $21 in fiscal 2004 and $204 in fiscal 2003.

During fiscal year 2004, we incurred research and development expenses of $59,840 compared to fiscal year 2003 were we incurred research and development expenses of $71,042. We report research and development costs by category incurred rather than by project.

The $11,202 decrease in research and development expenses in fiscal 2004 from fiscal 2003 resulted principally from lower product development costs due to the completion of the pexelizumab Phase III

PRIMO-CABG clinical trial and lower manufacturing development and manufacturing activities resulting from the amended manufacturing agreement with Lonza and the timing related to the manufacture of pexelizumab. We also incurred lower costs for discovery research due to lower external research and license fees and the suspension of the UniGraft program at CFC. These lower expenses were partially offset by increased payroll and benefits costs and increased occupancy and depreciation costs.

Our collaboration with P&G resulted in pexelizumab-related product development costs, excluding payroll-related costs, of $15,902 for 2004 compared to $25,016 for the 2003 representing 46% and 59%, respectively, of our product development costs. The remaining balance of our product development costs was primarily for Soliris™ (eculizumab) and other pre-clinical product candidates.

The increase in general and administrative expenses of $3,590 in fiscal year 2004 as compared to 2003 was due principally to increased pre-commercial and business development activities in support of our PNH clinical trials as well as continued growth of our operations.

Total operating expenses were $75,059 and $84,471 for the years ended July 31, 2004 and 2003, respectively.

Investment income was $3,373 for the year ended July 31, 2004 compared to $5,809 for the year ended July 31, 2003. The decrease in investment income of $2,436 in 2004 resulted primarily from lower interest rates and lower principal amounts. Interest expense was $7,709 for the year ended July 31, 2004 compared to $7,694 for the year ended July 31, 2003.

A state tax benefit of $691 and $1,012 was recognized for the year ended July 31, 2004 and 2003, respectively, resulting from our estimated exchange of our July 31, 2004 and actual exchange of our July 31, 2003 incremental research and development tax credits.

As a result of the above factors, we incurred net losses of $74,095 and $84,467 or $3.43 and $4.64 basic and diluted net loss per share for the years ended July 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

(amounts in thousands, except shares and per share amounts)

Since our inception in 1992, our primary source of cash is through public offerings of our common stock and the sale of convertible notes. Other sources include debt financing, payments received under corporate collaborations and grants, and equipment and leasehold improvements financing. Our primary use of cash includes business development activities and research and development.

As of December 31, 2005, cash, cash equivalents, and marketable securities were $212,456 compared with $195,404 at July 31, 2005. The increase was primarily due to the issuance of 2,500,000 shares of common stock in a public offering at $26.75 per share, resulting in gross proceeds from the sale of $66,875. We incurred underwriting discounts and commissions of $2,145, or $0.86 per share as well as other expenses, resulting in net proceeds of $64,517, which were partially offset by cash used to fund operating activities.

Operating Activities

Net cash used in operating activities for the five month period ended December 31, 2005 was $50,365. The increase compared to the prior five month period ended December 31, 2004 is primarily due to increased Research and Development spending in the current period.

Investing Activities

Net cash used in investing activities for the five month period ended December 31, 2005 was $20,559. This included $20,115 of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $444 of property, plant and equipment additions.

Financing Activities

Net cash provided by financing activities for the five month period ended December 31, 2005 was $67,610, consisting of proceeds from the sale of common stock of $64,517, the exercise of stock options of $3,474, offset by the exchange of 13,713 treasury shares at a cost of $381.

Sufficiency of Cash Resources

We anticipate that our existing capital resources as of December 31, 2005, as well as the addition of our interest and investment income earned on available cash and marketable securities should provide us with adequate resources to fund our operating expenses and capital requirements as currently expected for the next eighteen months. We may pursue additional stock offerings, debt or other sources of funding to finance our operations.

Contractual Obligations

Our contractual obligations include our $150,000 1.375% Convertible Senior Notes due February 2012, or 1.375% Notes, our annual payments of approximately $2,300 for operating and capital leases, principally for facilities and equipment, and an open letter of credit of $200 which serves as a security deposit on our facility in Cheshire, Connecticut.

The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	(in millions)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations:
Convertible notes payable	$150.0	$—	$—	$—	$150.0
Interest expense	13.6	2.1	4.2	6.3	1.0
Capital and operating leases	12.3	2.5	4.4	4.9	0.5

Total contractual obligations	$175.9	$4.6	$8.6	$11.2	$151.5

Commercial commitments:
Clinical and manufacturing development	$55.2	$18.8	$36.4	$—	$—
Clinical and manufacturing development related to collaboration with P&G	20.0	20.0	—	—	—
Total clinical and manufacturing development	75.2	38.8	36.4	—	—

Licenses	3.6	0.4	1.3	1.4	0.5
Research and development	0.4	0.2	0.2	—	—

Total commercial commitments	$79.2	$39.4	$37.9	$1.4	$0.5

Convertible Senior Notes

In January 2005 we sold $150,000 principal amount of 1.375% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 1.375% per annum on the principal amount from January 25, 2005, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning August 1, 2005. The 1.375% Notes is convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock per $1,000 principal amount of 1.375% Notes, subject to adjustment (equivalent to a conversion price of approximately $31.46 per share). We do not have the right to redeem any of the 1.375% Notes prior to maturity.

We do not have financial covenants related to our 1.375% Notes. However, there are certain designated events which could occur such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market. If the holder elects to convert its 1.375% Notes upon the occurrence of a designated event, the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 shares per $1,000 principal amount).

We incurred deferred financing costs related to this offering of the 1.375% Notes of approximately $4,800, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes.

Capital Leases

We currently lease office equipment under capital lease agreements expiring in 2007. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. The interest rate on the above capital lease is 5.625% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease. Amortization and interest expense for the five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004 was $57, $55, and $0, respectively.

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

Lonza Agreement

The Large-Scale Product Supply Agreement dated December 18, 2002, or the Lonza Agreement, between Lonza Biologics PLC, or Lonza, and us, relating to the manufacture of our product candidate Soliris™, was amended, or the Lonza Amendment, in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture Soliris™ is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10,000 by us to Lonza relating to achievement of Soliris™ sales milestones and of up to $15,000 payable by us relating to manufacturing yields achieved by Lonza are eliminated. In August 2004 we paid Lonza an additional $3,500 as a non-refundable advance under the Lonza Amendment. In addition, the amounts we would be required to pay in connection with a voluntary termination of the Lonza Agreement by us have been changed. Under the Lonza Agreement, as amended by the Lonza Amendment, if we terminate the Lonza Agreement on or prior to September 30, 2006, we may be required to pay different amounts, depending on when the Lonza Agreement is terminated, which are between zero and approximately $10,000 and, if we terminate the Lonza Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

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

We and P&G have agreed, as per the MOU, that we share concurrently 50% of the ongoing U.S. pre-production and development manufacturing costs for pexelizumab as well as any AMI or CABG Phase III clinical trial costs. Our net share of total commercial commitments related to the collaboration, in 2006, is expected to be approximately $20,000 and will primarily be related to completion of clinical trials.

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

Additional Payments

Additional payments, aggregating up to approximately $23,000, would be required if we elect to continue development under our current pre-clinical development programs and if specified development milestones are reached (including achievement of commercialization). Approximately $150 of these costs may be incurred in the next three years.

Taxes

For tax reporting purposes, as of December 31, 2005, we have available for federal tax reporting purposes, net operating loss carry forwards of approximately $493,312 which expire through 2026 (of which approximately $29,895 resulted from the exercise of nonqualified stock options). We also have federal and state research and development credit carry forwards of approximately $17,806 which begin to expire commencing in 2008. The Tax Reform Act of 1986 contains certain provisions that limit our ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period.

We have determined that these limitation provisions were triggered in 1995 however, the limitation to us has been eliminated as of December 31, 2005. For the years ended July 31 2005 and 2004, the limitation is approximately $1,402 annually. There is no future limitation as a result of this change in ownership.

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

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position (FSP) FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Alexion, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(amounts in thousands, except per share data)

Currently, we maintain approximately 17% of our cash and investments in financial instruments with original maturity dates of three months or less, 37% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 46% in financial instruments with original maturity dates of equal to or greater than one year and less than two years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $698 decrease or increase in the fair value of our cash and investments, which had a weighted average duration of approximately 4 months at December 31, 2005.

Our outstanding long-term liabilities as of December 31, 2005 consisted of $150,000 of our 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, we cannot reasonably estimate the effect and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

Accordingly, we do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

As of December 31, 2005, the market value of our $150,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $129,750.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting.

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

Management utilized the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. Based on the assessment, management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.

We have expended significant resources in achieving compliance with Section 404 of the Sarbanes-Oxley Act. Through internal resources and the assistance of outside consultants, we developed and executed a plan to evaluate, document, test and improve, where necessary, our internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during our five months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Portions of the responses required by this item will be set forth in our definitive Proxy Statement under the caption “Election of Directors”, to be filed within 120 days after the end of the fiscal year covered by this Transition Report on Form 10-K/T, and are incorporated herein by reference to our Proxy Statement.

Set forth below is certain information regarding our executive officers, directors and key employees:

Name	Age	Position with Alexion
Max Link, Ph.D.(1)(4)	65	Chairman of the Board of Directors
Leonard Bell, M.D.(5)	47	Chief Executive Officer, Secretary, Treasurer, Director
David W. Keiser(5)	54	President and Chief Operating Officer, Director
Stephen P. Squinto, Ph.D.(5)	49	Executive Vice President and Head of Research
Katherine S. Bowdish, Ph.D.	48	Senior Vice President, Antibody Discovery, and President, Alexion Antibody Technologies
Patrice Coissac(5)	57	Senior Vice President, General Manager and President of Alexion Europe SAS
Thomas I.H. Dubin, J.D.(5)	43	Senior Vice President and General Counsel
Christopher F. Mojcik, M.D., Ph.D.(5)	46	Senior Vice President, Clinical Development
Nancy C. Motola, Ph.D.	53	Senior Vice President, Regulatory Affairs and Quality
Scott A. Rollins, Ph.D.	42	Senior Vice President, Drug Development and Project Management
Russell P. Rother, Ph.D.	45	Senior Vice President, Research
Vikas Sinha, M.B.A., C.A.(5)	42	Senior Vice President and Chief Financial Officer
Paul W. Finnegan M.D., M.B.A.	45	Vice President, Commercial Operations and Development
Barry P. Luke, M.B.A.	47	Vice President, Finance, Assistant Secretary
Daniel N. Caron	42	Executive Director, Operations and Engineering
M. Stacy Hooks, Ph.D.	38	Executive Director, Manufacturing and Technical Services
Joseph A. Madri, Ph.D., M.D.(2)(4)	59	Director
Larry L. Mathis(1)(3)	62	Director
R. Douglas Norby(1)(3)	70	Director
Alvin S. Parven(2)(3)	65	Director
Ruedi E. Waeger, Ph.D.(2)(4)	62	Director

(1)	Member of our Audit Committee of the Board of Directors.

(2)	Member of our Compensation Committee of the Board of Directors.
(3)	Member of our Nominating and Corporate Governance Committee of the Board of Directors.
(4)	Member of our Compliance and Quality Committee of the Board of Directors
(5)	Officer, for purposes of Section 16 of the Securities Exchange Act of 1934.

Each director will hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his or her earlier resignation or removal. Each officer serves at the discretion of the board of directors. Dr. Bell, Mr. Keiser, Dr. Squinto, Mr. Sinha, Mr. Coissac, Dr. Mojcik, and Mr. Dubin are each a party to an employment agreement with us.

Biographical details of the following persons are incorporated by reference herein to the section of this Report in Part I under the heading “EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY”: Leonard Bell, M.D., David W. Keiser, Stephen P. Squinto, Ph.D., Katherine S. Bowdish, Ph.D., Patrice Coissac, Thomas I.H. Dubin, J.D., Christopher F. Mojcik, M.D., Ph.D., Nancy C. Motola, Ph.D., Scott A. Rollins, Ph.D., Russell P. Rother, Ph.D., Vikas Sinha, M.B.A., C.A., Paul W. Finnegan, M.D., M.B.A., Barry P. Luke, M.B.A., Daniel N. Caron and M. Stacy Hooks, Ph.D.

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

Larry L. Mathis has been a director of Alexion since March 2004. Since 1998, Mr. Mathis has served as an executive consultant with D. Petersen & Associates providing counsel to select clients on leadership strategies, integrated systems and governance. For the 27 years prior to joining D. Petersen & Associates, Mr. Mathis served in various capacities within The Methodist Hospital System, in Houston, Texas—an organization comprising 16 corporations and 37 hospital affiliates in the U.S. and abroad. From 1997 to 1998, Mr. Mathis served as a consultant to the Chairman of the Board of The Methodist Hospital System. Prior to that, he was President and Chief Executive Officer, as well as a member of the Board of Directors, from 1983 to 1997. Mr. Mathis received a Master’s degree in Health Administration from Washington University in St. Louis, and a Bachelor of Arts in Social Sciences from Pittsburg State University in Kansas.

R. Douglas Norby has been a director of Alexion since September 1999. Since July 2003 and until January 31, 2006, Mr. Norby has been Sr. Vice-President and Chief Financial Officer of Tessera, Inc., a provider of intellectual property for advanced semiconductor packaging. From March 2002 to February 2003, Mr. Norby served as Senior Vice President and Chief Financial Officer of Zambeel, Inc., a data storage systems company. From December 2000 to March 2002, Mr. Norby served as Senior Vice President and Chief Financial Officer of Novalux, Inc., a manufacturer of lasers for optical networks. From 1996 until December 2000, Mr. Norby served as Executive Vice President and Chief Financial Officer of LSI Logic Corporation, a semiconductor company, and he has also served as a director of LSI Logic Corporation since 1993. From July 1993 until November 1996, he served as Senior Vice President and Chief Financial Officer of Mentor Graphics Corporation, a software company. Mr. Norby served as President of Pharmetrix Corporation, a drug delivery company, from July 1992 to September 1993, and from 1985 to 1992, he was President and Chief Operating Officer of Lucasfilm, Ltd., an entertainment company. From 1979 to 1985, Mr. Norby was Senior Vice President and Chief Financial Officer of Syntex Corporation, a pharmaceutical company. Mr. Norby is a director of LSI Corporation, STATS Chip PAC, Ltd, a semi-conductor company, Jazz Semiconductor, Inc., and Neterion, Inc., a communications device company. Mr. Norby received a B.A. in Economics from Harvard University and an M.B.A. from Harvard Business School.

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

Ruedi E. Waeger, Ph.D. has been a director of Alexion since March 2005. Dr. Waeger has spent the past 30 years in the pharmaceutical and therapeutic protein industry. Most recently, he was President and Chief Executive Officer of Aventis Behring L.L.C., a global plasma therapeutics product business which was acquired by CSL Ltd last year to form ZLB Behring. While at Aventis Behring, Dr. Waeger played a key role in guiding the company as it refined its product pipeline and extensive manufacturing facilities. Dr. Waeger became the head of Aventis Behring following the merger of the owners of Centeon L.L.C., a leader in plasma proteins, where Dr. Waeger was Chief Executive Officer. Prior thereto, Dr. Waeger was President and Chief Executive Officer of ZLB Central Laboratories, Blood Transfusion Service of Swiss Red Cross and before that spent more than 20 years at Sandoz Ltd., where he had consecutive worldwide responsibilities for Strategic Research and Development Planning, Human Resource Management, and Marketing, including responsibility for three global product launches. Dr. Waeger currently sits on the Boards of Guidant Corporation, Talecris Biotherapeutics, Inc. and Eximas Pharmaceutical Corporation. He earned a Ph.D. in Biochemistry from the Swiss Federal Institute of Technology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The information concerning our directors regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item will be set forth in our definitive Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed within 120 days after the end of the fiscal year covered by this transition report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

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

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Transition Report on Form 10-K/T, and is incorporated herein by reference to our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 1, 2006, except as otherwise noted in the footnotes: (1) each person known by us to own beneficially more than 5% percent of our outstanding common stock; (2) each director and each named executive officer; and (3) all directors and Section 16 officers of Alexion as a group.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock
Fidelity Management & Research Company 82 Devonshire Street Boston, MA 02109(3)	3,282,290	10.5%

Janus Capital Management LLC 100 Fillmore Street Suite 400 Denver, CO 80206-4928(3)	3,014,663	9.6%

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage of Outstanding Shares of Common Stock
Sectoral Asset Management, Inc. 1000 Sherbrooke St Montréal, Canada(3)	2,624,552	8.4%

Westfield Capital Management Co. LLC 1 Financial Center 23rd floor Boston, MA 02111-2621(3)	1,868,550	6.0%

T. Rowe Price Associates, Inc. 100 E. Pratt St. Baltimore, MD 21202(3)	1.824,150	5.8%

Ziff Brothers Investments, LLC 55 Railroad Ave. Greenwich, CT(4)	1,677,773	5.4%

Pictet & Cie. Europe SA 1, Boulevard Royal Luxembourg 2016 LU(5)	1,634,919	5.2%

Leonard Bell, M.D.(6)	843,280	2.7%

David W. Keiser(7)	277,064	*

Stephen P. Squinto, Ph.D.(8)	151,625	*

Thomas I.H. Dubin, J.D.(9)	124,250	*

Christopher F. Mojcik, M.D., Ph.D.(10)	119,500	*

Joseph Madri, Ph.D., M.D.(11)	113,875	*

Max Link, Ph.D.(12)	109,221	*

R. Douglas Norby(13)	62,375	*

Alvin S. Parven(14)	62,324	*

Vikas Sinha, M.B.A., C.A.(15)	24,625	*

Larry L. Mathis(16)	22,375	*

Patrice Coissac(17)	13,500	*

Ruedi E. Waeger, Ph. D.(18)	7,875	*

All directors and Section 16 officers as a group (13 persons)(18)	1,931,889	6.2%

*	Less than one percent.
(1)	Unless otherwise indicated, the address of all persons is 352 Knotter Drive, Cheshire, Connecticut 06410.
(2)	To our knowledge, except as set forth below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes in this table.
(3)	These figures are based upon information set forth in Schedule 13F dated December 31, 2005.
(4)	This figure is based upon information set forth in Form 10-K dated October 1, 2005.
(5)	This figure is based upon information set forth in Schedule 13G dated November 23, 2005.

(6)	Includes 531,469 shares of common stock that may be acquired upon the exercise of options within 60 days of March 1, 2006 and 300 shares, in aggregate, held in the names of Dr. Bell’s three children. Excludes 96,293 shares obtainable through the exercise of options, granted to Dr. Bell, which are not exercisable within 60 days of March 1, 2006 and 90,000 shares held in trust for Dr. Bell’s children. Dr. Bell disclaims beneficial ownership of the shares held in the names of his children.
(7)	Includes 185,755 shares of common stock which may be acquired upon the exercise of options within 60 days of March 1, 2006 and 300 shares, in aggregate, held in the names of Mr. Keiser’s three children. Excludes 52,250 shares obtainable through the exercise of options, granted to Mr. Keiser, which are not exercisable within 60 days of March 1, 2006. Mr. Keiser disclaims beneficial ownership of the shares held in the names of his minor children.
(8)	Includes 143,625 shares of common stock which may be acquired upon the exercise of options within 60 days of March 1, 2006. Excludes 50,375 shares obtainable through the exercise of options, granted to Dr. Squinto, which are not exercisable within 60 days of March 1, 2006.
(9)	Includes 106,250 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 50,750 shares obtainable through the exercise of options granted to Mr. Dubin, which are not exercisable within 60 days of March 1, 2006.
(10)	Includes 111,500 shares of common stock, which may be acquired upon the exercise of options within 60 days of March 1, 2006. Excludes 44,500 shares obtainable through the exercise of options granted to Dr. Mojcik, which are not exercisable within 60 days of March 1, 2006.
(11)	Includes 56,875 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 10,125 obtainable through the exercise of options granted to Dr. Madri, which are not exercisable within 60 days of March 1, 2006.
(12)	Includes 36,541 shares of common stock which may be acquired upon the exercise of options within 60 days of March 1, 2006. Excludes 10,125 shares obtainable through the exercise of options granted to Dr. Link, which are not exercisable within 60 days of March 1, 2006.
(13)	Includes 60,375 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 10,125 shares obtainable through the exercise of options granted to Mr. Norby, which are not exercisable within 60 days of March 1, 2006.
(14)	Includes 59,275 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 10,125 shares obtainable through the exercise of options granted to Mr. Parven, which are not exercisable within 60 days of March 1, 2006.
(15)	Includes 625 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 118,375 shares obtainable through the exercise of options granted to Mr. Sinha, which are not exercisable within 60 days of March 1, 2006.
(16)	Includes 17,375 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 11,625 shares obtainable through the exercise of options granted to Mr. Mathis, which are not exercisable within 60 days of March 1, 2006.
(17)	Includes 500 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 40,500 shares obtainable through the exercise of options granted to Mr. Coissac, which are not exercisable within 60 days of March 1, 2006.
(18)	Includes 5,875 shares of common stock which may be acquired on the exercise of options that are exercisable within 60 days of March 1, 2006. Excludes 15,625 shares obtainable through the exercise of options granted to Dr. Waeger, which are not exercisable within 60 days of March 1, 2006.
(19)	Consists of shares beneficially owned by Drs. Bell, Link, Madri, Mojcik, Squinto, and Waeger and Messrs. Keiser, Dubin, Norby, Parven, Sinha, Mathis and Coissac. Includes 1,316,040 shares of common stock, which may be acquired upon the exercise of options within 60 days of March 1, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005.

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	5,056,874	$24.16	1,798,967
Equity compensation plans not approved by stockholders	—	—	—

(1)	Reflects aggregate options outstanding and available for issuance under our 2004 Incentive Plan.
(2)	Does not include 35,211 shares of common stock to be issued upon exercise of options granted under Prolifaron Inc. 1999 Long Term Incentive and Stock Option Plan with a weighted vested average exercise price of $45.45 per share. The stock options granted under this plan were converted into options to acquire shares of our common stock in connection with our acquisition of Prolifaron in September 2000. No subsequent grants of options will be made under this plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

PART IV

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be set forth in our definitive Proxy Statement under the caption “Independent Registered Public Accounting Firm”, to be filed within 120 days after the end of the five months ended December 31, 2005 covered by this Transition Report on Form 10-K/T, and is incorporated herein by reference to our Proxy Statement.

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger by and among Alexion Pharmaceuticals, Inc., PI Acquisition Company, Inc., and Prolifaron, Inc., dated September 22, 2000. (1)

3.1	Certificate of Incorporation, as amended. (13)

3.2	Bylaws, as amended. (12)

4.1	Specimen Common Stock Certificate. (2)

4.2	Form of Amended and Restated Senior Debt Indenture dated as of May 7, 2004 between Alexion Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. (16)

4.3	Form of Amended and Restated Subordinated Debt Indenture dated as of May 7, 2004 between Alexion Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. (16)

4.4	Rights Agreement between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, Rights Agent, dated as of February 14, 1997. (17)

4.5	Amendment No. 1 to Rights Agreement, dated as of September 18, 2000, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company. (18)

4.6	Amendment No. 2 to Rights Agreement, dated as of December 12, 2001, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company, which includes as Exhibit B the form of Right Certificate. (19)

4.7	Amendment No. 3 to Rights Agreement, dated as of November 16, 2004, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company. (20)

4.8	Indenture between Alexion Pharmaceuticals, Inc. and U.S. Bank National Association relating to Alexion Pharmaceuticals, Inc.’s 1.375% Convertible Senior Notes due 2012. (21)

4.9	Registration Rights Agreement between Alexion Pharmaceuticals, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., SG Cowen & Co., LLC and J.P. Morgan Securities Inc. (21)

10.1	Employment Agreement, dated as of February 14, 2006, between the Company and Dr. Leonard Bell. (10)

10.2	Employment Agreement, dated as of February 14, 2006, between the Company and David W. Keiser. (10)

10.3	Employment Agreement, dated as of February 14, 2006, between the Company and Dr. Stephen P. Squinto. (10)

10.4	Employment Agreement, dated as of February 14, 2006, between the Company and Vikas Sinha. (10)

10.5	Employment Agreement, dated November 7, 2005, between the Company and Patrice Coissac. (24)

10.6	Form of Employment Agreement (Senior Vice Presidents). (10)

10.7	Severance Letter Agreement, dated as of November 7, 2005, by and between Alexion Europe SAS and Patrice Coissac. (24)

10.8	Administrative, Research and Development Facility Lease, dated May 9, 2000, between the Company and WE Knotter L.L.C. (3)

10.9	Company’s 1992 Stock Option Plan, as amended. (9)

10.10	Company’s 2000 Stock Option Plan, as amended. (12)

10.11	Company’s 1992 Outside Directors Stock Option Plan, as amended. (5)

10.12	Company’s 2004 Incentive Plan. (14)

10.13	Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research Foundation. (2)

10.14	License Agreement dated as of September 30, 1992 between the Company and Yale University, as amended July 2, 1993. (2)+

10.15	Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health (2)

10.16	License Agreement dated as of January 10, 1995 between the Company and Yale University. (2)

10.17	License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended September 23, 1992. (2)+

10.18	License Agreement dated March 27, 1996 between the Company and Medical Research Council. (5)+

10.19	License Agreement dated May 8, 1996 between the Company and Enzon, Inc. (5)+

10.20	Asset Purchase Agreement date as of February 9, 1999 between the Company and United States Surgical Corporation. (6)

10.21	Collaboration Agreement dated January 25, 1999 between the Company and the Procter & Gamble Company, as amended. (6)+

10.22	Binding Memorandum of Understanding dated December 11, 2001 between the Company and the Procter & Gamble Company. (7)+

10.23	Research and Development Facility lease, dated February 1, 2002, between the Company and PMSI SRF L.L.C. (8)

10.24	Large-Scale Product Supply Agreement, dated December 18, 2002, between the Company and Lonza Biologics plc., as amended. (13)+

10.25	Industrial Real Estate lease, dated January 1, 2003, between the Company and SP-K Development, LLC. (9)

10.26	Co-Development and Co-Commercialization Agreement between the Company and XOMA (US) LLC, dated December 17, 2003. (11)+

10.27	Form of Stock Option Agreement for Directors. (14)

10.28	Form of Stock Option Agreement for Executive Officers (Form A). (22)

10.29	Form of Stock Option Agreement for Executive Officers (Form B). (22)

10.30	Form of Restricted Stock Award Agreement for Executive Officers (Form A). (23)

10.31	Form of a Stock Option Agreement for named executive officer(s) of Alexion Europe SAS. (24)

10.32	Form of a Restricted Stock Agreement for named executive officer(s) of Alexion Europe SAS. (24)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (13)

18.1	Letter re Change in Accounting Principles from PricewaterhouseCoopers LLP dated as of March 6, 2006.

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to our report on Form 8-K, filed on October 3, 2000.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).

(3)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.
(4)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71985) filed on February 8, 1999.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.
(9)	Incorporated by reference to our quarterly report on form 10-Q for the quarter ended January 31, 2003
(10)	Incorporated by reference to our Report on Form 8-K filed on February 16, 2006.
(11)	Incorporated by reference to our report on Form 8-K/A, filed on March 22, 2004.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.
(13)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.
(14)	Incorporated by reference to our report on Form 8-K, filed on December 16, 2004.
(15)	Incorporated by reference to our report on Form 8-K, filed on September 2, 2005.
(16)	Incorporated by reference to Amendment No. 1 to Form S-3 (Reg. No. 333-114449), filed on May 10, 2004.
(17)	Incorporated by reference to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 21, 1997.
(18)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on October 6, 2000.
(19)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 12, 2002.
(20)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on November 17, 2004.
(21)	Incorporated by reference to our report on Form 8-K (Reg. No. 000-27756), filed on January 25, 2005.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.
(23)	Incorporated by reference to our report on Form 8-K (Reg. No. 000-27756), filed on March 14, 2005.
(24)	Incorporated by reference to our report on Form 8-K (Reg. No. 000-27756), filed on November 14, 2005.
+	Confidential treatment was granted for portions of such document.

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
Dated: March 7, 2006

By:	/s/ DAVID W. KEISER
David W. Keiser
President and Chief Operating Officer
Dated: March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEONARD BELL Leonard Bell, M.D.	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer)	March 7, 2006

/s/ DAVID W. KEISER David W. Keiser	President, Chief Operating Officer and Director	March 7, 2006

/s/ VIKAS SINHA Vikas Sinha, M.B.A., C.A.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 7, 2006

/s/ MAX LINK Max Link, Ph.D.	Chairman of the Board of Directors	March 7, 2006

/s/ LARRY L. MATHIS Larry L. Mathis	Director	March 7, 2006

/s/ JOSEPH A. MADRI Joseph A. Madri, Ph.D., M.D.	Director	March 7, 2006

/s/ R. DOUGLAS NORBY R. Douglas Norby	Director	March 7, 2006

/s/ ALVIN S. PARVEN Alvin S. Parven	Director	March 7, 2006

/s/ RUEDI E. WAEGER Ruedi E. Waeger, Ph.D.	Director	March 7, 2006

Alexion Pharmaceuticals, Inc.

Contents

For the Five Month Period Ended December 31, 2005 and the Years Ended July 31, 2005, 2004, and 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Alexion Pharmaceuticals, Inc.:

We have completed integrated audits of Alexion Pharmaceuticals, Inc.’s five-month period ended December 31, 2005 and year ended July 31, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and audits of its July 31, 2004 and July 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005, July 31, 2005 and July 31, 2004, and the results of their operations and their cash flows for the five month period ended December 31, 2005 and each of the three years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the transition period ended December 31, 2005, the Company changed the period in which it performs its annual goodwill and indefinite-lived intangibles impairment test from March to the November. As discussed in Notes 1 and 11 to the financial statements, effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Hartford, Connecticut

March 6, 2006

Alexion Pharmaceuticals, Inc.

Consolidated Balance Sheets

(amounts in thousands)

	December 31, 2005	July 31,
		2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$43,629	$46,951	$113,224
Marketable securities	168,827	148,453	153,277
Prepaid expenses and other current assets	5,095	5,758	9,832

Total current assets	217,551	201,162	276,333

Property, plant and equipment , net	10,631	11,546	11,336
Property, plant and equipment held for sale	—	—	450
Goodwill, net	19,954	19,954	19,954
Prepaid manufacturing costs	10,000	10,600	9,500
Other assets	4,575	4,860	2,002

Total Assets	$262,711	$248,122	$319,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$—	$—	$3,920
Accounts payable	3,865	7,455	3,973
Accrued expenses	20,629	16,364	11,004
Deferred revenue	767	820	588
Deferred research and development costs	—	—	188
Current portion of obligations under capital lease	129	75	—

Total current liabilities	25,390	24,714	19,673
Obligations under capital lease	88	149	—
Deferred revenue, less current portion	5,343	5,588	6,177
Deferred research and development costs, less current portion	—	—	1,203
Convertible notes	150,000	150,000	120,000

Total Liabilities	180,821	180,451	147,053

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.0001 par value; 145,000 shares authorized; 30,980, 28,227 and 27,557 shares issued at December 31, 2005, July 31, 2005 and 2004, respectively	3	3	3
Additional paid-in capital	589,250	518,883	512,827
Treasury stock, at cost, 50 shares at December 31, 2005 and 37 shares July 31, 2005 and 2004, respectively	(981)	(600)	(600)
Accumulated other comprehensive loss	(315)	(566)	(347)
Deferred stock-based compensation expense	—	(1,938)	—
Accumulated deficit	(506,067)	(448,111)	(339,361)

Total Stockholders’ Equity	81,890	67,671	172,522

Total Liabilities and Stockholders’ Equity	$262,711	$248,122	$319,575

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Five Month Period Ended December 31,		Year Ended July 31,
	2005	2004	2005	2004	2003
		(unaudited)
CONTRACT RESEARCH REVENUES	$664	$245	$1,064	$4,609	$877

OPERATING EXPENSES
Research and development	48,238	31,914	91,388	59,840	71,042
General and administrative	12,763	6,160	18,951	14,459	10,869
Impairment of fixed assets	—	—	—	760	2,560

Total operating expenses	61,001	38,074	110,339	75,059	84,471

Operating loss	(60,337)	(37,829)	(109,275)	(70,450)	(83,594)
OTHER INCOME AND EXPENSE
Investment income	3,123	1,756	5,266	3,373	5,809
Interest expense	(1,192)	(3,153)	(6,125)	(7,709)	(7,694)
Gain from extinguishment of note payable	—	3,804	3,804	—	—
Loss on early extinguishment of debt	—	—	(3,185)	—	—

Loss before state tax benefit	(58,406)	(35,422)	(109,515)	(74,786)	(85,479)
STATE TAX BENEFIT	450	61	765	691	1,012

Net Loss	$(57,956)	$(35,361)	$(108,750)	$(74,095)	$(84,467)

BASIC AND DILUTED LOSS PER SHARE DATA
Net loss per common share	$(1.90)	$(1.28)	$(3.90)	$(3.43)	$(4.64)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,523	27,685	27,852	21,622	18,209

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

(amounts in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances, July 31, 2002	18,241	$2	$385,197	37	$(600)	$1,678	$—	$(180,799)	$205,478
Net loss	—	—	—	—	—	—	—	(84,467)	(84,467)
Net change in unrealized gains on marketable securities	—	—	—	—	—	(1,026)	—	—	(1,026)

Comprehensive loss	—	—	—	—	—	—	—	—	(85,493)
Issuance of common stock from exercise of options	16	—	155	—	—	—	—	—	155
Noncash compensation expense related to grant of stock options	—	—	146	—	—	—	—	—	146

Balances, July 31, 2003	18,257	2	385,498	37	(600)	652	—	(265,266)	120,286
Net loss	—	—	—	—	—	—	—	(74,095)	(74,095)
Net change in unrealized gains on marketable securities	—	—	—	—	—	(999)	—	—	(999)
Comprehensive loss	—	—	—	—	—	—	—	—	(75,094)
Issuance of common stock from exercise of options	200	—	2,503	—	—	—	—	—	2,503
Noncash compensation expense related to grant of stock options	—	—	106	—	—	—	—	—	106
Issuance of common stock, net of issuance costs of $7,301	9,100	1	124,720	—	—	—	—	—	124,721

Balances, July 31, 2004	27,557	3	512,827	37	(600)	(347)	—	(339,361)	172,522
Net loss	—	—	—	—	—	—	—	(108,750)	(108,750)
Net change in unrealized gains on marketable securities	—	—	—	—	—	(219)	—	—	(219)

Comprehensive loss	—	—	—	—	—	—	—	—	(108,969)
Issuance of common stock from exercise of options	563	—	3,743	—	—	—	—	—	3,743
Issuance of restricted common stock	107	—	2,150	—	—	—	(2,150)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	212	—	212
Noncash compensation expense related to grant of stock options	—	—	163	—	—	—	—	—	163

Balances, July 31, 2005	28,227	3	518,883	37	(600)	(566)	(1,938)	(448,111)	67,671
Net loss	—	—	—	—	—	—	—	(57,956)	(57,956)
Foreign currency translation	—	—	—	—	—	(8)	—	—	(8)
Net change in unrealized gains on marketable securities	—	—	—	—	—	259	—	—	259

Comprehensive loss	—	—	—	—	—	—	—	—	(57,705)
Issuance of common stock, net of issuance costs of $2,145	2,500	—	64,517	—	—	—	—	—	64,517
Issuance of common stock from exercise of options	233	—	3,474	—	—	—	—	—	3,474
Issuance of restricted common stock	20	—	—	—	—	—	—	—	—
Exchange of common shares for treasury	—	—	—	13	(381)	—	—	—	(381)
Reversal of deferred stock-based compensation	—	—	(1,938)	—	—	—	1,938	—	—
Share-based compensation expense	—	—	4,314	—	—	—	—	—	4,314

Balances, December 31, 2005	30,980	$3	$589,250	50	$(981)	$(315)	$—	$(506,067)	$81,890

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Cash Flow

(amounts in thousands)

	Five Month Period Ended December 31,		Year Ended July 31 ,
	2005	2004	2005	2004	2003
		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,956)	$(35,361)	$(108,750)	$(74,095)	$(84,467)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of fixed assets	—	—	—	760	2,560
Gain from extinguishment of note payable	—	(3,804)	(3,804)	—	—
Depreciation and amortization	1,636	1,349	3,682	3,593	3,726
Share-based compensation expense	4,314	7	375	106	146
Write off of deferred financing costs	—	—	1,212	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	663	6,446	4,075	(2,969)	(2,261)
Prepaid manufacturing costs	600	(3,000)	(1,100)	500	(7,250)
Accounts payable	(3,589)	(3,651)	3,482	(412)	(1,133)
Accrued expenses	4,265	3,476	5,693	(279)	28
Deferred revenue	(298)	168	(357)	(588)	(545)
Deferred research and development costs	—	(78)	(1,391)	1,391	—

Net cash used by operating activities	(50,365)	(34,448)	(96,883)	(71,993)	(89,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(419,086)	(115,549)	(508,818)	(168,952)	(114,116)
Proceeds from maturity or sale of marketable securities	398,971	72,023	513,423	205,242	183,534
Purchase of property, plant and equipment	(444)	(894)	(2,980)	(3,135)	(3,070)
Purchase of patents and license technology	—	—	—	(5)	(37)

Net cash (used) provided by investing activities	(20,559)	(44,420)	1,625	33,150	66,311

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt offering	—	—	150,000	—	—
Convertible debt issuance costs	—	—	(4,758)	—	—
Redemption of convertible notes	—	—	(120,000)	—	—
Exchange of 13,713 common shares during the five month period ended December 31, 2005	(381)	—	—	—	—
Net proceeds from issuance of common stock	67,991	1,548	3,743	127,223	155

Net cash provided by financing activities	67,610	1,548	28,985	127,223	155

Effect of exchange rate changes	(8)	—	—	—	—
Net change in cash and cash equivalents	(3,322)	(77,320)	(66,273)	88,380	(22,730)
Cash and cash equivalents at beginning of period	46,951	113,224	113,224	24,844	47,574

Cash and cash equivalents at end of period	$43,629	$35,904	$46,951	$113,224	$24,844

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Business

Alexion Pharmaceuticals, Inc. (“Alexion”) was incorporated in 1992 and is engaged in the development of biologic therapeutic products for the treatment of severe diseases.

We have incurred operating losses since inception and have had no product sales to date. We will continue to seek financing to fund operating losses, and if deemed appropriate, establish manufacturing, sales, marketing, and distribution capabilities for our product candidates. We expect to incur substantial expenditures in the foreseeable future for the research, development and commercialization of our product candidates. We will seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries, Alexion Antibody Technologies (“AAT”), Alexion Europe SAS (“AE”), and Columbus Farming Corporation (“CFC”). Intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

On December 9, 2005, our Board of Directors approved a change to our fiscal year from July 31 to December 31 commencing in 2005. The five month results now being reported relate to the transitional period ended December 31, 2005. Unaudited comparative information for the five month period ended December 31, 2004 is included in the Statement of Operations and the Statement of Cash Flow.

Change in Accounting Principle

Prior to our change in fiscal year, we would test goodwill for impairment annually in March and whenever events or changes in circumstances would indicate the carrying amount of goodwill might not be recoverable. This is more fully described in Goodwill under our significant accounting policies. In connection with the change in fiscal year to December 31, we changed the timing of our annual impairment test. For the five month period ended December 31, 2005, our impairment test was performed in November 2005. We will continue to perform our impairment test in November going forward. We believe the change from an annual impairment test in our third quarter (March) under our previous fiscal year to our fourth quarter (November) in our new fiscal year, supports consistency in the application of this accounting principle. This change had no effect on net income or earnings per share.

Foreign Currency Translation

For foreign subsidiaries with a functional currency different from U.S. dollars, we translate their financial statements into U.S. dollars using the current exchange rate at each balance sheet date for assets and liabilities,

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

the average exchange rate prevailing during each period for revenues and expenses; and the historical exchange rate for our investments in our foreign subsidiaries. Adjustments from translating these financial statements into U.S. dollars are included in accumulated other comprehensive loss.

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

Property, Plant and Equipment

Property, plant, and equipment are recorded at original cost. Depreciation and amortization on plant and equipment is computed on a straight-line basis over the estimated useful life of the assets.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Goodwill

Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets, and is not amortized. We test goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount of goodwill might not be recoverable. No impairment charges have occurred as a result of our annual impairment assessment.

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

We record contract research revenues from research and development support payments, license fees and milestone payments under collaboration with third parties, and amounts received from various government grants. We evaluate all deliverables in our collaborative agreement to determine whether they represent separate units of accounting. Deliverables qualify for separate accounting treatment if they have standalone value to the customer and if there is objective evidence of fair value of the undelivered item.

Up-front, non-refundable license fees received in connection with collaboration are deferred and amortized as revenue over the life of the agreement or underlying technologies.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

manufacturing costs, manufacturing development and scale-up costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities, and lab supplies. Theses costs are expensed when incurred.

We have entered into a research agreement in which we share costs with our collaborator. We record these costs as research and development expenses as incurred. A portion of these costs are reimbursed by our collaborator and are recorded as a reduction of research and development expense.

Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), effective August 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. We have one stock-based compensation plan known as the 2004 Incentive Plan. Under this plan, restricted stock, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. To date, stock-based compensation issued under the plan consists of incentive and non-qualified stock options and restricted stock. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, stock options and restricted stock granted to employees fully vest four years from the grant date. Stock options have a term of 10 years. We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the individual grants, generally the service period equals the vesting period.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from non-public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

On November 10, 2005, the FASB staff issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a transition election related to the accounting for the income tax effects of stock-based-compensation awards upon an entity’s adoption of SFAS No. 123R. FSP 123R-3 gives entities an election to select an alternative transition method (the short-cut method) for the calculation of the pool of windfall tax benefits as of

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

the adoption date of SFAS No.123R. We elected to adopt the short-cut method upon adoption of SFAS No.123R and accordingly our pool of windfall tax benefits was zero on the adoption date because we have had net operating losses since inception.

Prior to August 1, 2005, we accounted for the 2004 Incentive Plan and preceding plans under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and related Interpretations as permitted by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123). When applying the intrinsic value method, we generally did not record stock-based compensation cost because the exercise price of our stock options equalled the market price of the underlying stock on the date of grant. We have elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in the periods after the date of adoption.

SFAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all stock-based compensation under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net loss and loss per share as if we had applied the fair value recognition provisions of SFAS 123 to our stock-based employee compensation.

	Year Ended July 31,
	2005	2004	2003
Net loss, as reported	$(108,750)	$(74,095)	$(84,467)

Add: Stock-based employee compensation expense included in reported net loss	217	67	96

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,276)	(14,552)	(15,433)

Pro forma net loss	$(118,809)	$(88,580)	$(99,804)

Basic and diluted—as reported	$(3.90)	$(3.43)	$(4.64)
Basic and diluted—pro forma	$(4.27)	$(4.10)	$(5.48)

The stock-based compensation for grants of stock options as presented above does not include restricted stock expense, which was reported as part of the net loss.

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005. During the five month period ended December 31, 2005, we recognized total compensation expense of $4,054 for stock options and $260 for restricted stock. Due to our net loss position, a windfall tax

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

benefit was not realized during the period. The balance of deferred stock-based compensation at July 31, 2005 related to the restricted stock grants noted above was approximately $1,938 at July 31, 2005. Upon the adoption of SFAS 123R, we eliminated the deferred stock-based compensation account of $1,938 through corresponding adjustments to additional paid-in-capital. Compensation expense related to the restricted stock will be recognized in our Statement of Operations over its vesting period.

For the period ended December 31, 2005, the adoption of SFAS 123R had the following effect on reported amounts that would have been reported using the intrinsic value method under APB No. 25:

	Five Month Period Ended December 31, 2005
	Using APB No. 25 Accounting	SFAS 123R Adjustments	As Reported
Operating loss	$(56,283)	$(4,054)	$(60,337)
Loss before income tax benefit	(54,352)	$(4,054)	(58,406)
Net loss	(53,902)	$(4,054)	(57,956)
Basic and diluted earnings per share	(1.77)	(0.13)	(1.90)

The adoption of SFAS 123R had no effect on the statement of cash flows due to our current loss position.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to our net loss, convertible debt, unvested restricted stock, and stock options granted under the stock option plan but not yet exercised are antidilutive and therefore not considered for the diluted EPS calculations. The convertible debt, unvested restricted stock, and stock options entitled holders to acquire 9,994,295, 9,604,003, 5,669,764, and 5,148,365 shares of common stock for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004, and 2003, respectively. There is no difference in basic and diluted net loss per common share as the effect of other potential common share equivalents is anti-dilutive for all periods presented.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

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

Recently Issued Accounting Standards

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

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For Alexion, the effective date will be the first quarter of fiscal 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Collaboration and License Agreements

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

We are recognizing a non-refundable up-front license fee of $10,000 related to the P&G collaboration as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999. We recorded this payment as deferred revenue. We recorded revenue related to this upfront payment for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004, and 2003 of $245, $588, $588 and $673, respectively. Additionally, we recognized a milestone payment of $4,000 during the year ended July 31, 2004.

Our net share of total expense related to the collaboration was $17,805, $36,358, $15,902, and $25,016, for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004, and 2003, respectively. The majority of costs incurred under the collaboration were paid by P&G, which in turn obtained reimbursement

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

from us based on the cost sharing arrangement noted above. For the costs we incurred under the collaboration, we received reimbursements from P&G in the amounts of $269, $1,470, $1,551, and $2,971 for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004, and 2003, respectively.

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

Clinical and manufacturing development agreements generally provide for us to fund manufacturing development and on-going clinical trials. Clinical trial and development agreements include contract services and outside contractor services including contracted clinical site services related to patient enrolment for our clinical trials. Manufacturing development agreements include clinical manufacturing and manufacturing development and scale-up. We have executed a large-scale product supply agreement with Lonza Biologics, plc for the long-term commercial scale manufacture of Soliris™ (see Note 10).

In order to maintain our rights under these agreements, we may be required to provide a minimum level of funding or support. We may elect to terminate these arrangements. Accordingly, we recognize the expense and related obligation related to these arrangements over the period of performance.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

The minimum fixed payments (assuming non-termination of the above agreements) as of December 31, 2005, for each of the next five years are as follows:

Years Ending December 31	License Agreements	Research and Development Agreements	Clinical and Manufacturing Development Agreements
2006	$463	$150	$38,770
2007	943	150	19,530
2008	443	—	16,900
2009	443	—	—
2010	468	—	—

Should we achieve certain milestones related to product development and product license applications and approvals, additional payments would be required. In addition to the payments above, as of December 31, 2005, these agreements contain milestone payment provisions aggregating approximately $23,018. The agreements also require us to fund certain future costs associated with the filing of patent applications.

2.	Marketable Securities

The following table summarizes our marketable securities:

	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
December 31, 2005
Federal agency obligations	$122,652	$5	$(199)	$122,458
Corporate bonds	37,809	4	(84)	37,729
Certificates of deposit	8,669	—	(29)	8,640

Total	$169,130	$9	$(312)	$168,827

July 31, 2005
Federal agency obligations	$81,171	$—	$(336)	$80,835
Corporate bonds	47,506	3	(198)	47,311
Certificates of deposit	10,806	—	(21)	10,785
Commercial paper	9,533	—	(11)	9,522

Total	$149,016	$3	$(566)	$148,453

July 31, 2004
Federal agency obligations	$96,896	$5	$(303)	$96,598
Corporate bonds	32,306	8	(74)	32,240
Certificates of deposit	24,361	1	(34)	24,328
Other	61	50	—	111

Total	$153,624	$64	$(411)	$153,277

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Unrealized losses of $4 and $3 related to holdings of cash equivalents are included in Accumulated Other Comprehensive Income for the years ended December 31, 2005 and July 31, 2005, respectively.

Realized gains of approximately $101 were recorded during the year ended July 31, 2005. No realized gains were recorded for the five month period ended December 31, 2005 and the years ended July 31, 2004 and 2003 and no realized losses were recorded for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003, respectively. We utilize the specific identification method in computing realized gains and losses. At December 31, 2005, our marketable securities had a maximum maturity of less than 2 years with an average of approximately 4 months. The weighted average interest rate associated with marketable debt securities was 4.4 percent, 3.7 percent and 1.9 percent at December 31, 2005 and July 31, 2005 and 2004, respectively.

The following table summarizes the investment maturities at December 31, 2005:

	Amortized Cost	Fair Value
Less than one year	$156,360	$156,085
Matures in one to five years	12,770	12,742

	$169,130	$168,827

We periodically review for impairment those investment securities that have unrealized losses for more than six months to determine if such unrealized losses are other than temporary. Gross unrealized losses from all individual investment securities aggregated to $312, $566 and $411 at December 31, 2005 and July 31, 2005 and 2004, respectively. We intend to hold these related investment securities to maturity and have the ability to do so. As a result, we consider these unrealized losses to be temporary and have not recorded a loss in our consolidated statements of operations.

The following tables shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$77,493	$(165)	$24,200	$(34)	$101,693	$(199)
Corporate bonds	11,332	(63)	12,395	(21)	23,727	(84)
Certificates of deposit	8,640	(29)	—	—	8,640	(29)

	$97,465	$(257)	$36,595	$(55)	$134,060	$(312)

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

July 31, 2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$57,406	$(257)	$23,178	$(79)	$80,584	$(336)
Corporate bonds	20,803	(143)	13,544	(55)	34,347	(198)
Certificates of deposit	10,785	(21)	—	—	10,785	(21)
Commercial paper	9,521	(11)	—	—	9,521	(11)

	$98,515	$(432)	$36,722	$(134)	$135,237	$(566)

July 31, 2004

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$15,424	$(30)	$57,005	$(273)	$72,429	$(303)
Corporate bonds	1,613	(11)	10,802	(58)	12,415	(69)
Certificates of deposit	17,961	(30)	5,102	(3)	23,063	(33)
Commercial paper	11,344	(6)	—	—	11,344	(6)

	$46,342	$(77)	$72,909	$(334)	$119,251	$(411)

For the investments in all categories shown in the above table, the unrealized losses were caused primarily by interest rate increases.

3.	Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2005	July 31, 2005	July 31, 2004
Prepaid expenses	$2,918	$4,303	$3,513
State tax receivable	1,766	1,316	1,493
Reimbursable contract costs	411	139	826
Milestone receivable	—	—	4,000

	$5,095	$5,758	$9,832

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Other non-current assets consist of the following:

	December 31, 2005	July 31, 2005	July 31, 2004
Deferred financing costs , net	$4,123	$4,404	$1,547
Deposits and other assets	452	456	455

	$4,575	$4,860	$2,002

4.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

Asset	Estimated Useful Lives (years)	December 31, 2005	July 31, 2005	July 31, 2004
Land		$—	$—	$364
Buildings and improvements	5 – 15	9,798	9,721	9,897
Laboratory equipment	5 – 7	10,798	10,566	12,906
Furniture and office equipment	3 – 5	3,702	3,638	4,177

		24,298	23,925	27,344
Less: Accumulated depreciation and amortization		(13,667)	(12,379)	(15,558)

		$10,631	$11,546	$11,786

Leasehold improvements are amortized over the term of the lease or the estimated useful life of the asset, whichever is shorter. Depreciation and amortization of fixed assets was approximately $1,359 for the five month period ended December 31, 2005 and $2,996, $2,865 and $3,108 for the years ended July 31, 2005, 2004 and 2003, respectively.

During the year ended July 31, 2005 we, utilizing the services of third party appraisers, performed an inventory of all fixed assets. Performance of the inventory found that assets with a cost of approximately $4,600 and accumulated depreciation of approximately $4,500 included in our accounting records at the time were no longer in service and held by us. Consequently, we recorded a loss on disposal of assets of approximately $100 for the year ended July 31, 2005.

We have classified the property, plant and equipment of CFC as property, plant and equipment held for sale as of July 31, 2004 under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 6).

During the year ended July 31, 2003, we concluded that further investment in the UniGraft program did not meet sufficient criteria for continued development. The termination of the UniGraft program resulted in an

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

impairment to CFC’s UniGraft manufacturing assets, causing a write down of approximately $760 and $2,560 of those assets for years ended July 31, 2004 and 2003, respectively.

5.	Note Payable

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

In the quarter ended October 31, 2003, in conjunction with the event of default, we notified Tyco that the UniGraft xenotransplantation program and CFC activities had been terminated. In the quarter ended October 31, 2004 an offer of $450 from a third-party was accepted by Tyco for CFC’s assets. Tyco retained the proceeds from the sale of CFC’s assets and extinguished the note and unpaid interest. We transferred the assets to Tyco as of October 31, 2004. Since CFC’s assets, consisting of property, plant and equipment, were insufficient to satisfy the $3,900 note, unpaid interest of $300, and other obligations of CFC, Tyco formally discharged CFC of any further obligations. As a result, we extinguished the $3,900 note and unpaid interest of $300 offset by the transfer of CFC’s assets of $450 to Tyco. Consequently, we recorded the resulting gain of $3,804 as gain from extinguishment of note payable in August 2004.

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	July 31,
		2005	2004
Clinical expense	$10,412	$9,459	$3,613
Pre-commercial expenses	4,538	585	712
Deferred rent and other	2,203	2,079	1,833
Payroll and employee benefits	2,062	3,652	1,689
Interest expense	865	5	2,881
Research and development expenses	549	584	276

	$20,629	$16,364	$11,004

7.	Convertible Notes

In January 2005 we sold $150,000 principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (the “1.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 1.375% per annum on the principal

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

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

We do not have financial covenants related to debt. However, there are certain designated events which could occur such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market. If the holder elects to convert its 1.375% Notes upon the occurrence of a designated event, the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 per $1,000 principal amount).

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

The net proceeds of approximately $145,200 from this offering were used to redeem our entire outstanding $120,000 principal amount of 5.75% Convertible Subordinated Notes due March 2007 (“5.75% Notes”) and for general corporate purposes. On March 15, 2005, we redeemed all of the 5.75% Notes outstanding at the redemption price of 101.643% for each $1 principal amount of 5.75% Notes. We paid a redemption premium related to these notes of approximately $2,000 during the year ended July 31, 2005. We incurred deferred financing costs related to this offering of approximately $4,000, which was amortized as a component of interest expense over the term of these notes. The remaining balance of deferred financing costs was approximately $1,200 at the redemption date. The difference between the amount paid, including the redemption premium, and the carrying value of the notes, including the remaining deferred financing costs, was recognized as a $3,185 loss from early extinguishment of convertible notes.

Amortization expense associated with deferred financing costs for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003 was approximately $282, $686, $573 and $573, respectively.

Cash paid for interest expense for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003 was approximately $0, $7,966, $6,901 and $7,135, respectively.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

8.	Leases

Capital Leases

We lease office equipment under capital lease agreements expiring in 2007. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital lease is included in depreciation expense. As of December 31, 2005, the cost of equipment under capital lease is $418 and the net book value is $177.

Minimum future lease payments under capital lease as of December 31, 2005 are:

Year
2006	$138
2007	90

228
Less : A mount representing interest	(11)

Present value of minimum leas e payments	$217

The interest rate on the above capital lease is 5.625% and is imputed based on our incremental borrowing rate at the inception of each lease.

Operating Leases

As of December 31, 2005, we lease our headquarters and primary research and development facilities in Cheshire, Connecticut. The lease commenced in August 2000 and has a term of ten years and six months. We are required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent started at approximately $80, increasing to approximately $104 over the term of this lease. We have issued a $200 open letter of credit to secure the lease.

In January 2003, we entered into a lease agreement for our pilot manufacturing plant and associated labs and offices in New Haven, Connecticut. The pilot plant is used for producing compounds for clinical trials. Monthly fixed rent started at approximately $36, increasing to approximately $50 over the term of the lease, which expires in 2007. We have the option to extend the lease for an additional three years.

Also, we lease additional research space in San Diego, California, starting at a monthly fixed rent of approximately $35 increasing to approximately $90 as the facility is expanded. This lease expires in 2012.

Furthermore, we rent office space in Paris, France, at a monthly fixed rent of approximately $28. The rental agreement term is six months, with automatic renewal unless terminated by either party, with a minimum of three months prior notice.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Aggregate lease expense for our facilities was $1,094, $2,296, $2,176 and $1,998 for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.

Aggregate future minimum annual rental payments for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2005 are:

2006	$2,360
2007	2,390
2008	1,920
2009	1,970
2010	2,040
Thereafter	1,410

9.	Commitments and Contingencies

Purchase Commitments

The Large-Scale Product Supply Agreement dated December 18, 2002, or the Lonza Agreement, between Lonza Biologics PLC, or Lonza, and us, relating to the manufacture of our product candidate Soliris™, was amended, or the Lonza Amendment, in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture Soliris™ is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10,000 by us to Lonza relating to achievement of Soliris™ sales milestones and of up to $15,000 payable by us relating to manufacturing yields achieved by Lonza are eliminated. In August 2004 we paid Lonza an additional $3,500 as a non-refundable advance under the Lonza Amendment. In addition, the amounts we would be required to pay in connection with a voluntary termination of the Lonza Agreement by us have been changed. Under the Lonza Agreement, as amended by the Lonza Amendment, if we terminate the Lonza Agreement on or prior to September 30, 2006, we may be required to pay different amounts, depending on when the Lonza Agreement is terminated, which are between zero and approximately $10,000 and, if we terminate the Lonza Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Indemnifications

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

10.	Income Taxes

At December 31, 2005, we have available for federal tax reporting purposes, net operating loss carry forwards of approximately $493,312 which expire through 2026 (of which approximately $29,895 resulted from the exercise of nonqualified stock options as discussed below). We also have federal and state research and development credit carry forwards of approximately $17,806 which begin to expire commencing in fiscal 2008. The Tax Reform Act of 1986 contains certain provisions that limit our ability to utilize net operating loss and tax credit carry forwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions have been triggered, however, the limitation to us has been eliminated as of December 31, 2005. For the years ended July 31 2005 and 2004, the limitation is approximately $1,402 annually.

The State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carry forwards for cash in exchange for foregoing the carry forward of the research and development credits. The program provides for such exchange of the research and development credits at a rate of 65 percent of the annual incremental and non-incremental research and development credits, as defined. For the five month period ended December 31, 2005, we plan to file claims to exchange research and tax development credits and, therefore, recognized a state tax benefit of $450. The state tax benefit excludes our estimated capital-based state taxes of $100 which was recorded as an operating expense.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

The components of deferred income tax assets are as follows:

	December 31, 2005	Year Ended July 31,
		2005	2004
Deferred income tax assets:
Operating loss carryforwards	$187,924	$167,172	$121,938
Tax credit carryforwards	17,850	16,127	12,236
Deferred revenues	2,396	2,496	2,635
Other	2,889	781	2,096

Total deferred tax assets	211,059	186,576	138,905
Less : valuation allowance	(211,059)	(186,576)	(138,905)

	$—	$—	$—

We have not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 2005 do not satisfy the realization criteria and have recorded a valuation allowance for the total deferred tax asset.

The exercise of nonqualified stock options gives rise to compensation which is included in the taxable income of the applicable employees and deducted by us for federal and state income tax purposes. As a result of the exercise of nonqualified stock options, we have related net operating loss carry forwards of approximately $29,895 which can be used to offset future taxable income, if any. If and when realized, the related tax benefits of these net operating losses carry forwards will be credited directly to paid-in capital.

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	Five Month Period Ended December 31, 2005	Year Ended July 31,
		2005	2004	2003
Federal statutory rate	-34%	-34%	-34%	-34%
State tax benefit, net of federal tax effect	-5%	-5%	-5%	-5%
Research & development credits	4%	-5%	-3%	-2%
Increase in deferred tax valuation allowance	34%	43%	41%	40%

Effective rate	-1%	-1%	-1%	-1%

11.	Stock Options and Restricted Stock

Stock Options

As of the five month period ended December 31, 2005, we have one stock option plan, the 2004 Incentive Plan (“2004 Plan”). Both the 2000 Stock Option Plan (“2000 Plan”) and the 1992 Stock Option Plan for Outside

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

Directors (“1992 Outside Directors’ Plan”) was terminated in December 2004 with the adoption of the 2004 Plan. Under the 2004 Plan, Common Stock as well as incentive and nonqualified stock options may be granted for up to a maximum of 3,093,519 shares of Common Stock to our directors, officers, key employees and consultants. The amount of shares authorized for granting includes 593,519 shares transferred from the 2000 Plan. Stock options granted under all Plans have a maximum term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years.

The purpose of the 2004 Plan is to aid us in attracting, retaining, motivating and rewarding employees, non-employee directors and consultants of us or our subsidiaries or affiliates, to provide for equitable and competitive compensation opportunities, to recognize individual contributions and reward achievement of our goals, and promote the creation of long-term value for stockholders by closely aligning the interests of Participants with those of stockholders. The Plan authorizes stock-based and cash-based incentives for Participants.

During the year ended July 31, 2001, options to purchase 10,000 shares of common stock were granted to an employee at exercise prices which were less than fair value at the date of the grant. Accordingly, we recorded compensation expense based upon the difference between exercise price and fair value over the vesting period associated with these options. Compensation expense associated with these options is $5, $67 and $65 for the years ended July 31, 2005, 2004 and 2003, respectively. No compensation expense was recorded for the five month period ended December 31, 2005 because the options were fully vested. The weighted average exercise price of these options was $75.51 per share. The weighted average fair value of these options at the date of grant was $92.27 per option.

We also record compensation expense on certain options to purchase common stock granted prior to July 31, 2001 to employees and consultants. Compensation expense associated with these options was $17 and $78 for the years ended July 31, 2004 and 2003.

Compensation expense related to options issued to consultants was $3, $132, $22 and $4 for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003, respectively.

The weighted average fair value at the date of grant for options granted during the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003 is $17.21, $14.27, $13.25, and $8.58 per option, respectively.

Options exercisable at December 31, 2005 had an aggregate intrinsic value of $0 and a weighted average remaining contractual life of 5 years. The intrinsic value of options exercised during the five month period ended December 31, 2005 was $2,500. The fair market value of options vested during the five month period ended December 31, 2005 was $3,382.

As of December 31, 2005, there was $22,430 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2 years.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

A summary of the status of our stock option plans at December 31, 2005, July 31, 2005, 2004 and 2003 and changes during the periods then ended is presented in the table and narrative below:

	Five Month Period Ended December 31, 2005	Year Ended July 31,
		2005	2004	2003
Options outstanding at the beginning of the period	4,729,793	4,542,210	4,020,810	3,557,605
Options granted	649,300	996,600	972,000	662,500
Options cancelled	(61,880)	(245,417)	(251,043)	(182,645)
Options exercised	(225,128)	(563,600)	(199,557)	(16,650)

Options outstanding at the end of the period	5,092,085	4,729,793	4,542,210	4,020,810

Options exercisable at the end of period	3,293,837	3,196,601	3,100,091	2,732,900

Common stock available for future issuances at the end of the period	1,798,967	2,441,828	1,259,129	671,836

Weighted average exercise price of options:
granted	$26.28	$18.78	$19.88	$11.68
cancelled	20.40	24.30	27.94	31.38
exercised	15.44	6.64	12.52	9.29
outstanding	24.16	23.40	22.38	22.84
exercisable	25.81	25.82	23.98	22.94

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$2.37 to 9.00	235,575	2.7	$8.88	235,575	$8.88
$9.01 to 20.99	2,411,280	6.6	14.82	1,401,402	12.95
$21.00 to 24.50	1,212,552	6.6	21.91	930,395	21.60
$24.51 to 54.00	678,511	8.7	29.85	172,298	36.43
$54.01 to 87.00	524,167	4.3	67.06	524,167	67.06
$87.01 to 108.00	30,000	0.0	107.88	30,000	107.88

	5,092,085	6.4	$24.16	3,293,837	$25.81

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Five Month Period Ended December 31,	Year Ended July 31,
	2005	2005	2004	2003
Expected Life in Years	6.25	7.5	5	5
Interest Rate	4.30%	4.10%	4.30%	3.70%
Volatility	68%	78%	82%	92%
Dividend Yield	—	—	—	—

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the five month period ended December 31, 2005, the average expected life was determined using the simplified approach as permitted by SAB 107. As previously noted, we adopted SFAS 123R on August 1, 2005 and estimated the expected term and the related period over which expected volatility is calculated, in accordance with SAB 107.

Restricted Stock

A summary of the status of our non-vested restricted stock and changes during the periods then ended are:

	Five Month Period Ended December 31,	Year Ended July 31,
	2005	2005
Nonvested restricted stock at the beginning of the period	105,500	—
Shares issued	30,000	109,800
Shares cancelled	(2,000)	(3,000)
Shares vested	—	(1,300)

Nonvested restricted stock at the end of the period	133,500	105,500

Restricted stock vested at period end	1,300	1,300

Weighted average grant date fair value	$27.58	$20.38

Restricted stock that generally vest over four years from grant date, has been issued to certain key employees and consultants. Compensation expense related to restricted stock for the five month period ended December 31, 2005 and the year ended July 31, 2005 was approximately $260 and $238, respectively. Prior to the year ended July 31, 2005, restricted stock was not issued. Upon the adoption of SFAS 123R, we had an immaterial cumulative effect on restricted stock.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

12.	Common and Preferred Stock

Common Stock

In August 2005, we sold 2,500,000 shares of common stock in a public offering at $26.75 per share, resulting in gross proceeds from the sale of $66,875. We incurred underwriting discounts and commissions of $2,145, or $0.86 per share as well as other expenses, resulting in net proceeds of $64,530.

During the five month period ended December 31, 2005, we increased our holdings of common stock in treasury by 13,713 shares through stock-based exercises of employee options. The shares were exchanged at fair market value for $381 in total.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

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

13.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses are:

	Cummulative Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Total
Balances, July 31, 2003	$—	$652	$652
Change in Unrealized gains (losses) on marketable securities		(999)	(999)
Translation Adjustment	—		—

Balance at July 31, 2004	$—	$(347)	$(347)
Change in unrealized gains (losses) on marketable securities	—	(320)	(320)
Reclassification of realized gains included in net loss	—	101	101
Translation adjustment	—	—	—

Balances, July 31, 2005	—	(566)	(566)
Change in unrealized gains (losses) on marketable securities	—	259	259
Translation adjustment	(8)	—	(8)

Balances, December 31, 2005	$(8)	$(307)	$(315)

14.	401(k) Plan

We have a qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions at a rate of $0.50 for each dollar deferred up to the first 6 percent of compensation. We made matching contributions of approximately $202, $390, $330 and $291 for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004 and 2003, respectively.

15.	Revenues

We have been awarded various grants by agencies of the U.S. government to fund specific research projects. In July 2004, we received approval for a grant amounting to approximately $700 from the National Institutes of Health to fund a specific research project. In November 2004, the Department of Defense awarded us a grant for approximately $700 to fund additional specific research. In August 2005, the Department of Health and Human Services awarded us a grant for approximately $297 to fund additional specific research. Grant research revenues

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

for the five month period ended December 31, 2005 and the years ended July 31, 2005, 2004, and 2003, was approximately $419, $476, $21 and $204, respectively.

16.	Financial Instruments

The following methods and assumptions were used by us in estimating the fair value disclosures for financial instruments:

•	Cash, cash equivalents, and marketable securities are carried at approximate fair value.

•	Milestone receivable, reimbursable contract costs, accounts payable, and notes payable are carried at cost which we believe approximate their fair value because of their short term maturity period.

•	The fair market value of convertible notes is determined based upon trading values reported at December 31, 2005.

	December 31, 2005		July 31, 2005		July 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$43,629	$43,629	$46,951	$46,951	$113,224	$113,224
Marketable securities	168,827	168,827	148,453	148,453	153,277	153,277
Milestone receivable	—	—	—	—	4,000	4,000
Reimbursable contract costs	—	—	139	139	826	826
Notes payable	—	—	—	—	3,920	3,920
Accounts payable	3,865	3,865	7,455	7,455	3,973	3,973
Convertible debt	150,000	129,750	150,000	153,000	120,000	120,000

17.	Quarterly Financial Information (unaudited)

The following is condensed quarterly financial information for the years ended July 31, 2005 and 2004:

	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005
Revenue	$147	$563	$151	$203
Operating expenses	22,342	24,368	29,798	33,831
Operating loss	(22,195)	(23,805)	(29,647)	(33,628)
Net loss applicable to common shareholders	(19,188)	(24,470)	(32,450)	(32,642)
Net loss per common share, basic and diluted	(0.70)	(0.88)	(1.16)	(1.16)

	October 31, 2003	January 31, 2004	April 30, 2004	July 31, 2004
Revenue	$147	$147	$168	$4,147
Operating expenses	19,502	17,824	14,361	23,372
Operating loss	(19,355)	(17,677)	(14,193)	(19,225)
Net loss applicable to common shareholders	(20,212)	(18,547)	(15,213)	(20,123)
Net loss per common share, basic and diluted	(1.01)	(0.85)	(0.69)	(0.88)

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Five Month Period Ended December 31, 2005 and Years Ended July 31, 2005, 2004, and 2003

(amounts in thousands, except share and per share amounts)

The following is condensed quarterly financial information for the three month period ended:

October 31, 2005
Revenue	$460
Operating expenses	36,758
Operating loss	(36,298)
Net loss applicable to common shareholders	(35,074)
Net loss per common share, basic and diluted	(1.16)

The following table outlines the condensed financial information for the two month period ended:

	December 31,
	2005	2004
Revenue	$204	$98
Operating expenses	24,243	15,733
Operating loss	(24,039)	(15,635)
Net loss applicable to common shareholders	(22,882)	(16,173)
Net loss per common share, basic and diluted	(0.75)	(0.58)

Significant increases in operating expenses incurred in the 2 months ending December 31, 2005 compared to the same period in 2004 are primarily caused by clinical development activities, labor expenses and manufacturing development activities. The increased level of activity reflects the progress of our core development programs for Soliris™ and pexelizumab.

18.	Subsequent Events

On January 27, 2006, we reported positive results from TRIUMPH, our pivotal Phase III placebo-controlled randomized efficacy trial using eculizumab in Paroxysmal Nocturnal Hemoglobinuria (“PNH”) patients. All pre-specified primary and secondary end points in the international trial were achieved with statistical significance.

On February 3, 2006, we announced that our Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, will be completed prior to enrolling the originally anticipated number of patients. That announcement stated that enrollment would be capped at approximately 5,000 patients, ending near the beginning of March. We since have been encouraged by leading academic researchers involved in the trial to allow enrolment to proceed beyond those numbers, primarily to allow the trial to have a greater chance of success in achieving its primary endpoint of mortality benefit. Along with our partner P&G, we recently agreed to support continued enrolment in APEX-AMI for a limited period of time. We expect to update the anticipated timing of completion of APEX-AMI after further discussion with P&G, and after new definitive determinations have been made.