Form 10-Q
period 2006-03-31
ALEXION PHARMACEUTICALS INC
filed 2006-05-05
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes   ☐    No  ☒

Common Stock, $0.0001 par value	31,541,141
Class	Outstanding at May 4, 2006

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands)

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,947	$43,629
Marketable securities	177,324	168,827
Prepaid expenses and other current assets	3,928	5,095

Total current assets	193,199	217,551

Property, plant and equipment, net	10,365	10,631
Goodwill, net	19,954	19,954
Prepaid manufacturing costs	10,000	10,000
Other assets	4,406	4,575

Total Assets	$237,924	$262,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,319	$3,865
Accrued expenses	17,420	20,629
Deferred revenue	588	767
Current portion of obligations under capital lease	130	129

Total current liabilities	19,457	25,390

Obligations under capital lease	56	88
Deferred revenue, less current portion	5,196	5,343
Convertible notes	150,000	150,000

Total Liabilities	174,709	180,821

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 145,000 shares authorized; 31,490 and 30,980 shares issued at March 31, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	597,789	589,250
Stock subscription receivable	32	—
Treasury Stock, at cost, 50 shares at March 31, 2006 and December 31, 2005, respectively	(981)	(981)
Accumulated other comprehensive loss	(334)	(315)
Accumulated deficit	(533,294)	(506,067)

Total Stockholders’ Equity	63,215	81,890

Total Liabilities and Stockholders’ Equity	$237,924	$262,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

and Comprehensive Income

(amounts in thousands, except per share amounts)

(UNAUDITED)

	Three months ended March 31,
	2006	2005
REVENUES	$768	$565

OPERATING EXPENSES
Research and development	21,214	20,277
General and administrative	8,146	4,769

Total operating expenses	29,360	25,046

Operating loss	(28,592)	(24,481)

OTHER INCOME AND EXPENSE
Investment income	1,963	1,686
Interest expense	(688)	(831)
Loss from early extinguishment of convertible notes	—	(3,184)

Loss before state tax benefit	(27,317)	(26,810)

STATE TAX BENEFIT	90	229

Net Loss	$(27,227)	$(26,581)

OTHER COMPREHENSIVE INCOME/LOSS
Foreign currency translation	(27)	—
Unrealized gains on marketable securities	8	87

Comprehensive Loss	$(27,246)	$(26,494)

BASIC AND DILUTED LOSS PER SHARE DATA

Net loss per share	$(0.88)	$(0.95)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	30,991	27,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements Of Cash Flows

(amounts in thousands)

(UNAUDITED)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,227)	$(26,581)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	881	1,087
Write off of deferred financing costs	—	1,212
Share-based compensation expense	3,166	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,167	(3,854)
Accounts payable	(2,545)	(3,633)
Accrued expenses	(3,211)	6,587
Deferred revenue	(326)	(322)
Deferred research and development costs	—	(47)

Net cash used by operating activities	(28,095)	(25,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(231,085)	(128,281)
Proceeds from maturity or sale of marketable securities	222,597	151,812
Purchase of property, plant and equipment	(477)	(1,150)

Net cash (used) provided by investing activities	(8,965)	22,381

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt offering	—	150,000
Convertible debt issuance costs	—	(4,758)
Redemption of convertible notes	—	(120,000)
Net proceeds from issuance of common stock	5,405	470

Net cash provided by financing activities	5,405	25,712

Effect of exchange rate changes	(27)	—
Net change in cash and cash equivalents	(31,682)	22,542
Cash and cash equivalents at beginning of period	43,629	35,904

Cash and cash equivalents at end of period	$11,947	$58,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our audited Transition Report on Form 10-K/T for the five month transition period ended December 31, 2005.

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

2. Accounting for Share-Based Compensation

A summary of the status of our stock option plans at March 31, 2006 and changes during the three months then ended is presented in the table and narrative below:

	Options	Average Exercise Price
Options outstanding at December 31, 2005	5,092,085	$24.16
Options granted	526,800	21.70
Options cancelled	(42,352)	21.14
Options exercised	(388,425)	13.91

Options outstanding at March 31, 2006	5,188,108	24.70

Options exercisable at March 31, 2006	3,088,155	$26.90

During the quarter ended March 31, 2006, we recognized compensation expense of $2,834 for stock options and $332 for restricted stock, which were charged to our condensed consolidated statement of income. Due to our net loss position, a windfall tax benefit was not realized during the period.

A summary of the status of our non-vested restricted stock as of March 31, 2006, and changes during the quarter then ended are as follows:

Nonvested at December 31, 2005	133,500
Issued	121,500
Vested	—
Cancelled	—

Nonvested at March 31, 2006	255,000

The weighted average grant date fair value of restricted stock issued during the three months ended March 31, 2006 was $20.72.

ALEXION PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(amounts in thousands, except share and per share amounts)

SFAS 123R requires us to present pro forma information for periods prior to the adoption as if we had accounted for all share-based compensation under the fair value method of SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net loss and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 to our share-based employee compensation.

Three months ended March 31, 2005
Net loss, as reported	$(26,581)
Add: Stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,377)

Pro forma net loss	$(28,958)

Basic and diluted-as reported	$(0.95)
Basic and diluted-pro forma	$(1.04)

3. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the respective period. Diluted net loss per common share assumes, in addition to the above, the dilutive effect of other potential common shares outstanding during the period. Other potential common shares represent dilutive stock options, unvested restricted stock, and convertible debt. These outstanding stock options, convertible debt, and unvested restricted stock entitled holders to acquire 10,211,818 and 9,742,036 shares of common stock at March 31, 2006 and 2005, respectively. There is no difference in basic and diluted net loss per common share for the three months ended March 31, 2006 and 2005 as the effect of other potential common shares is anti-dilutive.

4. Capital Structure

During the quarter ended March 31, 2006, we issued 388,425 shares of common stock with proceeds of $5,405 upon the exercise of outstanding stock options.

5. Commitments and Contingencies

We enter into agreements that contain indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or otherwise in connection with the use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except share and per share amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management and may include, but are not limited to, statements regarding the status of our ongoing clinical trials and prospects for regulatory approval, the uncertainties involved in the drug development process, the safety and efficacy of our product candidates, our future research and development activities, estimates of the potential markets for our products, (for example, estimates regarding the number of PNH patients), assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support our products, the sufficiency of our existing capital resources and projected cash needs, sales and marketing plans, as well as assumptions relating to the foregoing. Words such as “anticipates,” “expects,” “intends,” “may, “ “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the five month transition period ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Transition Report on Form 10-K/T for the five month transition period ended December 31, 2005.

Business

We are a biotechnology company working to develop and deliver life-changing drug therapies for patients with serious and life-threatening medical conditions. We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including hematologic diseases, cancer, cardiovascular diseases and autoimmune disorders. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs. In September 2005, we formed a wholly-owned subsidiary, Alexion Europe SAS, as an important step in our strategy to manage late stage development, and regulatory and commercial operations throughout Europe.

Our lead clinical stage product candidate, Soliris™ (eculizumab), is currently undergoing evaluation in a Phase III clinical development program comprised of two Phase III clinical trials for the treatment of a rare blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. Under the Special Protocol Assessment, or SPA process, the U.S. Food and Drug Administration, or FDA, has agreed to the design of protocols for these two trials, known as TRIUMPH and SHEPHERD, which could, if successful, serve as the primary basis of review for approval of a licensing application for eculizumab in the PNH indication. TRIUMPH is a placebo-controlled efficacy trial and SHEPHERD is an open-label, non-placebo controlled safety trial with efficacy secondary endpoints. In January 2006, we reported positive results from TRIUMPH. All pre-specified, primary and secondary endpoints in the TRIUMPH trial were achieved with statistical significance. SHEPHERD is a twelve month study with a six month preplanned interim analysis. SHEPHERD completed enrollment in September 2005. It is expected that data from TRIUMPH and SHEPHERD will serve as the primary basis of review for the approval of a Biologics License Application, or BLA, in the PNH indication, as well as the basis of review for a European Marketing Authorization Application, or MAA.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except share and per share amounts)

Our second clinical stage product candidate, pexelizumab, is currently under evaluation in two separate indications: (1) coronary artery bypass graft (CABG) surgery patients undergoing cardiopulmonary bypass (CPB) and (2) acute myocardial infarction (AMI) patients undergoing primary percutaneous angioplasty. In November 2005, we announced that our Phase III trial of pexelizumab in CABG surgery patients, known as PRIMO-CABG2, did not achieve its primary endpoint. Results from the PRIMO-CABG2 trial of pexelizumab indicate that the trial is unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG indication. We have determined to finalize our ongoing Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, with fewer patients than originally planned. The anticipated timing of completion of the APEX-AMI trial will be announced after further discussion with Procter & Gamble Pharmaceuticals (P&G), Alexion’s pexelizumab collaborator, and after new definitive determinations have been made. Although the APEX-AMI trial is the subject of an SPA, the number of patients actually enrolled may not be sufficient for the FDA to consider the trial compliant with the SPA agreement. In such event, if results of the APEX-AMI trial are successful, we may still seek approval to market pexelizumab in the AMI indication, but the FDA regulatory process may not be subject to any benefits of the SPA process. The pexelizumab trials are conducted in collaboration with Procter & Gamble Pharmaceuticals.

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

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of March 31, 2006, we had an accumulated deficit of approximately $533,294. We expect to incur substantial operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and other infrastructure support costs. We may need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate alliances for product development and commercialization.

Results of Operations

Comparison of the Three Months ended March 31, 2006 and 2005

Revenues

A summary of revenues recognized is as follows for the three months ended:

	March 31,
	2006	2005
P&G	$147	$147
U.S. government grants	521	418
Other revenue	100	—

Total revenues	$768	$565

We earned revenues of $768 and $565 for the three months ended March 31, 2006 and 2005, respectively. Our first quarter revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab, U.S. government funded research grant revenue related to our research programs, and a nonrefundable fee for exclusive access to our xenotransplantation technologies, a program that was terminated in October 2003.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except share and per share amounts)

Research and Development

We incurred research and development expenses of $21,214 and $20,277 for the three months ended March 31, 2006 and 2005, respectively. Our research and development expenses consist primarily of payroll and benefits costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs, discovery research costs, depreciation and amortization expense, and occupancy related facility operating costs. The following table summarizes the major research and development expense categories for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Research and development expenses:
Clinical development	$10,210	$12,071
Manufacturing and manufacturing development	843	801

Product development	11,053	12,872
Payroll and benefits	7,316	4,814
Operating and occupancy	1,278	1,314
Discovery research	956	741
Depreciation and amortization	611	536

Total research and development expense	$21,214	$20,277

The $937 increase in research and development expenses resulted primarily from higher payroll and benefit costs of $2,502 which is impacted by the expensing of share-based compensation as required by SFAS 123R of $1,880 as well as increased headcount to support our research and development activities. Clinical development decreased $1,861 from the same period last year primarily due to the decreased spending on the PRIMO-CABG2 trial which was partially offset by increased costs for the SHEPHERD and Extension studies supporting our development of Soliris™.

General and Administrative Expenses

Our general and administrative expenses were $8,146 and $4,769 for the three months ended March 31, 2006 and 2005, respectively. The $3,377 increase resulted principally from increased payroll and benefits expenses of approximately $1,928 from a combination of the adoption of SFAS 123R of $1,286 and growth of our headcount dedicated to commercial development activities as well as higher professional fees of approximately $1,069 principally for patent, commercial, and technology activities. The remainder of the increase in expenses from 2006 to 2005 was caused generally by recruitment expenses, public relations and other items.

Total Operating Expenses

Total operating expenses for the quarters ended March 31, 2006 and 2005 were $29,360 and $25,046, respectively.

Other Income and Expense

Investment income was $1,963 and $1,686 for the three months ended March 31, 2006 and 2005, respectively. The increase was due primarily to higher interest rates. Interest expense was $688 and $831 for the three months ended March 31, 2006 and 2005, respectively. The decrease in interest expense is attributable to the lower interest rate for the 1.375% convertible senior notes as compared to the 5.75% convertible subordinated notes which were repaid in March 2005. During the three month period ended March 31, 2005 we recorded a loss from early extinguishment of the 5.75% Notes, which consisted of the write-off of the remaining balance of the deferred financing costs of approximately $1,212 and the redemption premium of approximately $1,972.

Income Taxes

We recorded a state tax benefit of approximately $90 and $229 for the three months ended March 31, 2006 and 2005, respectively. The benefit is the result of the exchange for cash of our estimated 2005 and 2006 incremental research and development tax credits with the State of Connecticut.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except share and per share amounts)

Net Loss

The Company incurred a net loss for the quarter ended March 31, 2006 of $27,227 or $0.88 per common share, versus a net loss of $26,581 or $0.95 per common share, for the same three month period in 2005.

Liquidity and Capital Resources

Our primary source of cash is through public offerings of our common stock and the sale of convertible notes. Other sources include debt financing, payments received under corporate collaborations and grants, and equipment and leasehold improvements financing. Our primary use of cash includes business development activities and research and development.

As of March 31, 2006, cash, cash equivalents, and marketable securities were $189,271 compared with $212,456 at December 31, 2005. The decrease was primarily due to cash used to fund operating activities.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2006 was $28,095. The increase compared to the same period in the previous year is primarily due to increased labor and administrative expenses related to preparation for commercialization of Soliris™ in Europe and the United States in the current year.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2006 was $8,965. This included $8,488 of purchases of marketable securities, net of proceeds from the maturity or sale of marketable securities, and $477 of property, plant and equipment additions.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2006 was $5,405, consisting entirely of the exercise of stock options.

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

Financial Instruments

As of March 31, 2006, the market value of our $150,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $190,631. The $60,881 increase from December 31, 2005 is attributable to the increase in our common stock price.

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

Our critical accounting policies are summarized in our Transition Report on Form 10-K/T for the five-month transition period ended December 31, 2005, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and the Use of Estimates.” We have reviewed those policies and determined that they remain our critical accounting policies for the three months ended March 31, 2006.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except share and per share amounts)

Adoption of New Accounting Pronouncements

In May 2005, the FASB issued FASB 154, “Accounting Changes and Error Corrections.” The Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. For us, the effective date was the first quarter of 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For us, the effective date was the first quarter of 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

Item 3. Quantitative and Qualitative Disclosure about Market Risks

Currently, we maintain approximately 47% of our cash and investments in financial instruments with original maturity dates of three months or less, 25% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 28% in financial instruments with original maturity dates of equal to or greater than one year and less than two years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in a $532 decrease or increase in the fair value of our cash and investments, which had a weighted average duration of approximately 4 months at March 31, 2006.

Our outstanding long-term liabilities as of March 31, 2006 consisted of our $150,000, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. Although future borrowings may bear interest at a floating rate, and would therefore be affected by interest rate changes, we cannot reasonably estimate the effect and therefore do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

As of March 31, 2006, the market value of our $150,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $190,631.

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

Item 1A. Risk Factors

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

We have incurred losses since we started our company in January 1992. As of March 31, 2006, we had an accumulated deficit of approximately $533,294. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We have no products that are available for sale and do not know when we will have products available for sale, if ever. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent and the timing of our future losses and our profitability, if we are ever profitable, are highly uncertain.

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:

•	slow patient enrollment, including for example due to the rarity of the disease being studied;

•	long treatment time required to demonstrate effectiveness;

•	lack of sufficient supplies of the product candidate;

•	disruption of operations at the clinical trial sites;

•	adverse medical events or side effects in treated patients;

•	the failure of patients taking the placebo to continue to participate in our clinical trials;

•	insufficient clinical trial data to support effectiveness of the product candidates;

•	lack of effectiveness of the product candidate being tested;

•	lack of sufficient funds;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; or

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

•	failure to obtain the necessary regulatory approvals for the product candidate or the approvals for the facilities in which such product candidate is manufactured.

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

Additional financing could take the form of public or private debt or equity offerings, equity line facilities, bank loans, collaborative research and development arrangements with corporate partners and/or the sale or licensing of some of our property. The amount of capital we may need depends on many factors, including:

•	the existence, terms and status of collaborative arrangements and strategic partnerships, such as our collaboration with P&G;

•	the progress, timing and scope of our research and development programs;

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to purchase or to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;

•	the time and cost necessary to develop sales, marketing and distribution capabilities;

•	the cost necessary to sell, market and distribute our products, if any are approved;

•	changes in applicable governmental regulatory policies; and

•	any new collaborative, licensing and other commercial relationships that we may establish.

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

We are significantly leveraged.

On March 31, 2006, we had outstanding $150,000 principal amount of 1.375% convertible senior notes. These notes remain outstanding, and the degree to which we are leveraged could, among other things:

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

If our competitors get to the marketplace before we do with better or cheaper drugs, our drugs may not be profitable to sell or to continue to develop.

Each of Abbott Laboratories Inc., Adprotech Ltd., Avant Immunotherapeutics, Inc., Baxter International, Inc., Millennium Pharmaceuticals, Inc., Neurogen Corporation, Tanox, Inc., XOMA, Ltd., and Archemix Corporation have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware that GlaxoSmithKline, plc, Merck & Co., Inc., and Pfizer, Inc. have had programs develop complement inhibitor therapies. Each of Cambridge Antibody Technology Group, plc, MorphoSys AG and Dyax Corporation has publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes. Additionally, each of Amgen, Inc. and Medarex, Inc. has publicly announced intentions to develop therapeutic human antibodies from mice that have been bred to include some human antibody genes. These and other pharmaceutical companies, many of which have significantly greater resources than we, may develop, manufacture, and market better or cheaper drugs than our product candidates. They may establish themselves in the marketplace before we are able even to finish our clinical trials. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

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

ALEXION PHARMACEUTICALS, INC.

(amounts in thousands, except per share amounts)

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

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: May 5, 2006	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: May 5, 2006	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)