Form 10-Q
period 2006-06-30
ALEXION PHARMACEUTICALS INC
filed 2006-08-08
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Large accelerated file  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	31,597,246
Class	Outstanding at August 8, 2006

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands)

(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,642	$43,629
Restricted cash	1,000	—
Marketable securities	111,391	168,827
Prepaid expenses and other current assets	3,539	5,095

Total current assets	168,572	217,551

Property, plant and equipment, net	11,819	10,631
Goodwill, net	19,954	19,954
Prepaid manufacturing costs	10,000	10,000
Other assets	4,236	4,575

Total Assets	$214,581	$262,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$508	$3,865
Accrued expenses	23,947	20,629
Deferred revenue	588	767
Current portion of obligations under capital lease	128	129

Total current liabilities	25,171	25,390

Obligations under capital lease	25	88
Deferred revenue, less current portion	5,049	5,343
Convertible notes	150,000	150,000

Total Liabilities	180,245	180,821

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 145,000 shares authorized; 31,631 and 30,980 shares issued at June 30, 2006 and December 31, 2005, respectively	3	3
Additional paid-in capital	602,018	589,250
Stock subscription receivable	125	—
Treasury Stock, at cost, 50 shares at June 30, 2006 and December 31, 2005, respectively	(981)	(981)
Accumulated other comprehensive loss	(370)	(315)
Accumulated deficit	(566,459)	(506,067)

Total Stockholders’ Equity	34,336	81,890

Total Liabilities and Stockholders’ Equity	$214,581	$262,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

and Comprehensive Loss

(amounts in thousands, except per share amounts)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES	$339	$167	$1,107	$732

OPERATING EXPENSES
Research and development	23,462	29,239	44,676	49,516
General and administrative	11,421	5,632	19,567	10,401

Total operating expenses	34,883	34,871	64,243	59,917

Operating loss	(34,544)	(34,704)	(63,136)	(59,185)

OTHER INCOME AND EXPENSE
Investment income	1,976	1,392	3,939	3,078
Interest expense	(687)	(1,910)	(1,375)	(2,741)
Loss from early extinguishment of convertible notes	—	—	—	(3,184)

Loss before state tax benefit	(33,255)	(35,222)	(60,572)	(62,032)

STATE TAX BENEFIT	90	112	180	341

Net Loss	$(33,165)	$(35,110)	$(60,392)	$(61,691)

OTHER COMPREHENSIVE INCOME/LOSS
Foreign currency translation	(14)	—	(41)	—
Unrealized gains (losses) on marketable securities	(22)	131	(14)	44

Comprehensive Loss	$(33,201)	$(34,979)	$(60,447)	$(61,647)

BASIC AND DILUTED LOSS PER SHARE DATA

Net loss per share	$(1.06)	$(1.25)	$(1.94)	$(2.21)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	31,203	27,988	31,098	27,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

Condensed Consolidated Statements Of Cash Flows

(amounts in thousands)

(UNAUDITED)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,392)	$(61,691)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,752	2,152
Write-off of deferred financing costs	—	1,212
Share-based compensation expense	6,841	287
Changes in operating assets and liabilities
Prepaid expenses and other assets	1,556	(789)
Accounts payable	(3,358)	(4,025)
Accrued expenses	3,318	10,438
Deferred revenue	(473)	(473)
Deferred research and development costs	—	(1,313)

Net cash used by operating activities	(50,756)	(54,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(378,600)	(376,769)
Proceeds from maturity or sale of marketable securities	436,022	420,637
Purchase of property, plant and equipment	(2,664)	(2,236)
Increase in restricted cash	(1,000)	—

Net cash provided by investing activities	53,758	41,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt offering	—	150,000
Convertible debt issuance costs	—	(4,758)
Redemption of convertible notes	—	(120,000)
Net proceeds from issuance of common stock	6,052	1,511

Net cash provided by financing activities	6,052	26,753

Effect of exchange rate changes	(41)	—
Net change in cash and cash equivalents	9,013	14,183
Cash and cash equivalents at beginning of period	43,629	35,904

Cash and cash equivalents at end of period	$52,642	$50,087

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

During the three month period ended June 30, 2006, we established three new entities as part of our continued growth and preparation for commercialization. Alexion Manufacturing, LLC and Alexion Delaware Holding, LLC are wholly owned by Alexion Pharmaceuticals, Inc. and both are Delaware limited liability companies. The partnership of Alexion Bermuda, LP is ninety-nine percent owned by Alexion Pharmaceuticals, Inc. and one percent owned by Alexion Delaware Holding, LLC and was formed under the laws of Bermuda as a limited partnership. There were no material transactions that occurred in the newly formed entities during the six month period ending June 30, 2006.

2. Restricted Cash

Restricted cash of $1,000,000 at June 30, 2006 was deposited in an escrow account in connection with the purchase agreement with Dow Chemical Company or “Dow” for the purchase of a manufacturing facility in Smithfield, Rhode Island, as further disclosed in Note 8.

3. Accounting for Share-Based Compensation

A summary of the status of our stock option plans at June 30, 2006 and changes during the six months then ended is presented in the table and narrative below:

	Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2005	5,092,085	$24.16
Options granted	1,171,200	27.64
Options cancelled	(84,335)	21.15
Options exercised	(430,762)	14.05

Options outstanding at June 30, 2006	5,748,188	25.67

Options exercisable at June 30, 2006	3,243,338	$26.60

During the three and six month period ended June 30, 2006, we recognized compensation expense of $3,134,829 and $5,969,015, respectively, for stock options and $540,673 and $872,435, respectively, for restricted stock, which were charged to our condensed consolidated statement of income. Due to our net loss position, a windfall tax benefit was not realized during the period.

ALEXION PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the status of our non-vested restricted stock as of June 30, 2006, and changes during the six months then ended are as follows:

Restricted Stock
Nonvested at December 31, 2005	133,500
Issued	221,559
Vested	—
Cancelled	(1,500)

Nonvested at June 30, 2006	353,559

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

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(35,110)	$(61,691)
Add: Stock-based employee compensation expense included in reported net loss	287	287

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,762)	(5,193)

Pro forma net loss	$(37,585)	$(66,597)

Basic and diluted-as reported	$(1.25)	$(2.21)
Basic and diluted-pro forma	$(1.34)	$(2.38)

4. Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the respective period. Diluted net loss per common share assumes, in addition to the above, the dilutive effect of other potential common shares outstanding during the period. Other potential common shares represent dilutive stock options, unvested restricted stock, and convertible debt. These outstanding stock options, convertible debt, and unvested restricted stock entitled holders to acquire 10,822,957 and 9,683,534 shares of common stock at June 30, 2006 and 2005, respectively. There is no difference in basic and diluted net loss per common share for the three and six months ended June 30, 2006 and 2005, respectively, as the effect of other potential common shares is anti-dilutive.

5. Capital Structure

During the three and six month periods ended June 30, 2006, we issued 42,337 and 430,762 shares of common stock, respectively, with proceeds of $553,999 and $5,927,056, respectively, upon the exercise of outstanding stock options.

During the three and six month periods ended June 30, 2005, we issued 93,156 and 138,312 shares of common stock, respectively, with proceeds of $1,042,057 and $1,510,696, respectively, upon the exercise of outstanding stock options.

ALEXION PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

6. Income Taxes

The Company has net operating loss and federal and state research and development credit carryforwards of approximately $493 million and $17.8 million respectively as of December 31, 2005. The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carry forwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered, however, such limitation will not result in the loss of the federal net operating loss and research and development credit carry forward.

7. Commitments and Contingencies

During the quarter ended June 30, 2006, we recognized an estimated liability related to our third party manufacturing agreement with Procter & Gamble Pharmaceuticals (“P&G”) related to pexelizumab.

We enter into agreements that contain indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or otherwise in connection with the use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.

8. Subsequent Events

Purchase of Manufacturing Facility

In July 2006, our wholly owned affiliate, Alexion Manufacturing, LLC purchased the former Dow manufacturing facility in Smithfield, Rhode Island for $13,000,000. The biopharmaceutical manufacturing facility will be used primarily to produce Soliris™ (eculizumab). In accordance with the Purchase and Sale Agreement dated April 13, 2006, “the Agreement”, we paid Dow $500,000 upon acceptance of the Agreement on April 13, 2006 and an additional $500,000 upon the completion of the due diligence period, which was sixty days after the agreement date. The deposits were held in escrow until the closing date at which time the escrowed amounts and the remaining balance, net of property taxes owed for the first part of the year, of $11,926,289 was paid to Dow.

Mortgage Loan Agreement

In July 2006, our wholly owned affiliate Alexion Manufacturing, LLC, entered into a mortgage loan agreement to borrow $26,000,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. The mortgage loan bears interest at a fixed annual rate of 9.17% and is guaranteed by Alexion Pharmaceuticals, Inc. The loan principal is required to be repaid in equal installments, starting March 2009 and until August 2016, at which time all outstanding balances are due. The loan may not be prepaid in whole or in part prior to the third anniversary of the closing. Under the terms of the agreement, among other things, Alexion Manufacturing, LLC is restricted with respect to additional borrowings, leasing arrangements and mergers. In the event that approval to market Soliris™ (eculizumab) has not been obtained before December 31, 2007, Alexion Manufacturing LLC shall deliver an acceptable letter of credit for the amount of the outstanding loan. Also, included in the loan agreement are certain provisions which, if triggered, allow for additional borrowings of up to $9,000,000.

As a condition of the loan, Alexion Manufacturing, LLC is required to maintain restricted cash accounts. These accounts are restricted as to use specifically for the purchase and construction of the manufacturing facility. The lender has a first priority security interest and the right to approve all disbursements from the accounts holding restricted cash. Under the agreement, we are required to, at all times, maintain a balance in the restricted cash accounts sufficient to complete the project. On the date of closing of the transaction, the balance of restricted cash was $35,807,244.

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

Business

We are a biotechnology company working to develop and deliver life-changing drug therapies for patients with serious and life-threatening medical conditions. We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including hematologic diseases, cancer, and autoimmune disorders. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Additionally, we are engaged in the discovery and development of a portfolio of additional antibody therapeutics targeting severe unmet medical needs. In September 2005, we formed a wholly-owned subsidiary, Alexion Europe SAS, as an important step in our global commercialization strategy, which includes the development of our own capabilities to manage late stage development, regulatory affairs and commercial operations throughout Europe.

Our lead clinical stage product candidate, Soliris™ (eculizumab), is currently undergoing evaluation in a Phase III clinical development program comprised of two Phase III clinical trials for the treatment of a rare blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. Under the Special Protocol Assessment, or SPA process, the U.S. Food and Drug Administration, or FDA, has agreed to the design of protocols for these two trials, known as TRIUMPH and SHEPHERD, which could, if successful, serve as the primary basis of review for approval of a licensing application for eculizumab in the PNH indication. TRIUMPH is a placebo-controlled efficacy trial and SHEPHERD is an open-label, non-placebo controlled safety trial with efficacy secondary endpoints. In January 2006, we reported positive results from TRIUMPH. All pre-specified, primary and secondary endpoints in the TRIUMPH trial were achieved with statistical significance. SHEPHERD is a twelve month study with a six month preplanned interim analysis. In June 2006, we reported positive six month results from SHEPHERD. Soliris™ (eculizumab) appeared to be safe and well tolerated during that six month period. In addition, all pre-specified primary and secondary efficacy endpoints in the trial were achieved with statistical significance for the six month period. It is expected that data from TRIUMPH and SHEPHERD will serve as the primary basis of review for the approval of a Biologics License Application, or BLA, in the PNH indication, as well as the basis of review for a European Marketing Authorization Application, or MAA.

ALEXION PHARMACEUTICALS, INC.

Our second clinical stage product candidate, pexelizumab, has been evaluated for two separate indications: (1) coronary artery bypass graft (CABG) surgery patients undergoing cardiopulmonary bypass (CPB) and (2) acute myocardial infarction (AMI) patients undergoing primary percutaneous angioplasty. In November 2005, we announced that our Phase III trial of pexelizumab in CABG surgery patients, known as PRIMO-CABG2, did not achieve its primary endpoint. In June 2006, based on preliminary results, we announced that our Phase III trial of pexelizumab in AMI patients, known as APEX-AMI, did not achieve its primary endpoint. Results from the PRIMO-CABG2 trial and the APEX-AMI trial of pexelizumab indicate that those trials are unlikely to be sufficient for filing for licensing approval of pexelizumab in the CABG and AMI indications, respectively. The pexelizumab development is conducted in collaboration with Procter & Gamble Pharmaceuticals. We expect to discuss our pexelizumab program with P&G following complete analysis of the APEX-AMI data.

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island. We intend to equip and develop the plant in accordance with FDA and other regulatory requirements to manufacture eculizumab and other product candidates.

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

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of June 30, 2006, we had an accumulated deficit of $566,458,670. We expect to incur substantial operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, establishing European and other regional headquarters, and other infrastructure support costs. We may need to obtain additional financing to cover these costs.

We plan to develop and commercialize on our own those product candidates for which the clinical trials and commercialization requirements can be funded and accomplished by our own resources. For those products which require greater resources, our strategy is to form corporate alliances for product development and commercialization.

Results of Operations

Comparison of the Three and Six Months ended June 30, 2006 to the Three and Six Months ended June 30, 2005

Revenues

A summary of revenues recognized is as follows for the periods presented:

	Three months ended June 30,		Increase/ (Decrease) % Change	Six months ended June 30,		Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(amounts in thousands, except percentage data)
P&G	$147	$147	0%	$294	$294	0%
U.S. government grants	192	20	860%	713	438	63%
Other revenue	—	—	0%	100	—	100%

Total revenues	$339	$167	103%	$1,107	$732	51%

ALEXION PHARMACEUTICALS, INC.

We earned revenues of approximately $339,000 and $167,000 for the three months ended and $1,107,000 and $732,000 for the six months ended June 30, 2006 and 2005, respectively. Revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab, U.S. government funded research grant revenue related to our research programs, and a nonrefundable fee for exclusive access to our xenotransplantation technologies, a program that was terminated in October 2003.

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three months ended June 30,		Increase/ (Decrease) % Change	Six months ended June 30,		Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(amounts in thousands, except percentage data)
Clinical development	$9,561	$13,295	-28%	$19,771	$25,366	-22%
Manufacturing and development	4,195	9,592	-56%	5,038	10,393	-52%

Product development	13,756	22,887		24,809	35,759
Payroll and benefits	6,586	4,674	41%	13,902	9,488	47%
Operating and occupancy	1,481	1,305	13%	2,759	2,619	5%
Discovery research	1,037	(350)	-396%	1,993	391	410%
Depreciation and amortization	602	723	-17%	1,213	1,259	-4%

Total research and development expense	$23,462	$29,239	-20%	$44,676	$49,516	-10%

Research and development expenses decreased approximately $5,777,000 for the three months and $4,840,000 for the six months ended June 30, 2006, as compared to the same periods in 2005 respectively, primarily due to:

•	decrease of $6,759,000 and $10,106,000 for the three and six month periods ended June 30, 2006, respectively due to the completion of the PRIMO-CABG2 and APEX AMI clinical trials . These decreased costs were partially offset by clinical cost increases of $3,025,000 and $4,511,000 for the three and six month periods ended June 30, 2006, respectively, for the SHEPHERD and Extension studies supporting our development of Soliris™ (eculizumab);

•	decrease in manufacturing and manufacturing development costs of $8,497,000 and $8,455,000 for the three and six month periods ended June 30, 2006, respectively, related primarily to the decreased eculizumab manufacturing costs in 2006, partially offset by the recognition of a liability during the three months ended June 30, 2006 related to our third party pexelizumab manufacturing agreement;

•	increase of $1,387,000 and $1,602,000 for the three and six month periods ended June 30, 2006, respectively, in discovery research costs primarily due to the recognition in the first quarter of 2005 of deferred expense as a reduction of research and development cost related to the XOMA collaboration which was terminated by us and XOMA; and,

•	increase of $1,912,000 and $4,414,000 for the three and six month periods ended June 30, 2006, respectively, in research and development payroll and benefit costs. The increases resulted from the expensing of share-based compensation as required by SFAS 123R amounting to $2,200,000 and $4,080,000 for the three and six month periods ended June 30, 2006, respectively, as well as increased headcount to support our research and development activities.

ALEXION PHARMACEUTICALS, INC.

General and Administrative Expenses

The following table provides information regarding the change in G&A during the periods presented:

	Three months ended June 30,		Increase/ (Decrease) % Change	Six months ended June 30,		Increase/ (Decrease) % Change
	2006	2005		2006	2005
	(amounts in thousands, except percentage data)
Total general and administrative expense	$11,421	$5,632	103%	$19,567	$10,401	88%

G&A increased approximately $5,789,000 for the three months ended June 30, 2006 and $9,166,000 for the six months ended June 30, 2006, as compared to the same periods of 2005, primarily due to:

•	$2,735,000 increase for the three month period and a $4,612,000 increase for the six month period ended June 30, 2006 for payroll and benefits expense. The increase is primarily due to growth of our headcount dedicated to commercial development activities and the expensing of share-based compensation of $1,476,000 and $2,761,000 during the three and six month periods ended June 30, 2006, respectively,

•	higher professional fees of approximately $880,000 and $1,405,000 for the three and six month periods ended June 30, 2006, respectively, principally for patent, commercial, and technology activities; and,

•	an increase of $2,174,000 and $3,149,000 for the three and six month periods ended June 30, 2006, respectively, for recruitment expenses, public relations and other items related to commercial development.

Total Operating Expenses

Total operating expenses for the three and six month periods ended June 30, 2006 were approximately $34,883,000 and $64,243,000 compared to approximately $34,871,000 and $59,917,000 for the same periods ended June 30, 2005, respectively.

Other Income and Expense

Investment income was approximately $1,976,000 and $3,939,000 for the three months ended June 30, 2006 as compared to $1,392,000 and $3,078,000 for the same periods in 2005, respectively. The increase was due primarily to higher interest rates.

Interest expense was approximately $687,000 and $1,375,000 for the three and six months ended June 30, 2006, respectively, as compared to approximately $1,910,000 and $2,741,000 for the same period in 2005, respectively. The decrease in interest expense is attributable to the lower interest rate for the 1.375% convertible senior notes as compared to the 5.75% convertible subordinated notes which were repaid in March 2005. During the six month period ended June 30, 2005 we recorded a loss from early extinguishment of the 5.75% convertible subordinated notes, which consisted of the write-off of the remaining balance of the deferred financing costs of approximately $1,212,000 and the redemption premium of approximately $1,972,000.

Income Taxes

We recorded a state tax benefit of approximately $90,000 and $180,000 for the three and six months ended June 30, 2006, respectively, compared to approximately $112,000 and $341,000 for the same period in 2005, respectively. The benefit is the result of the exchange for cash of our estimated 2005 and 2006 incremental research and development tax credits with the State of Connecticut.

ALEXION PHARMACEUTICALS, INC.

The Company has net operating loss and federal and state research and development credit carryforwards of approximately $493 million and $17.8 million respectively as of December 31, 2005. The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carry forwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered, however, such limitation will not result in the loss of the federal net operating loss and research and development credit carry forward.

Net Loss

The Company incurred a net loss for the three and six month periods ended June 30, 2006 of approximately $33,165,000 and $60,392,000 or $1.06 and $1.94 per common share, respectively, versus a net loss of approximately $35,110,000 and $61,691,000 or $1.25 and $2.21 per common share, respectively, for the same periods in 2005.

Liquidity and Capital Resources

Our primary source of cash is through public offerings of our common stock and the sale of convertible notes. Other sources include debt financing, payments received under corporate collaborations and grants, and equipment and leasehold improvements financing. Our primary use of cash includes business development activities and research and development.

As of June 30, 2006, cash, cash equivalents, and marketable securities were approximately $165,033,000 compared with $212,456,000 at December 31, 2005. The decrease was primarily due to cash used to fund operating activities. As of June 30, 2006, $1,000,000 of cash was restricted in an escrow account prior to closing on our Smithfield Rhode Island manufacturing facility in July, 2006.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2006 was approximately $50,756,000. The decrease compared to the same period in the previous year is primarily due to the recognition of share-based compensation expense under FAS 123(R) in the current period.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2006 was approximately $53,758,000. This included proceeds of approximately $57,422,000 from marketable securities, net of purchases of marketable securities, approximately $2,664,000 of property, plant and equipment additions, and a $1,000,000 increase in restricted cash.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $6,052,000, consisting entirely of proceeds from the issuance of common stock related to the exercise of stock options.

Sufficiency of Cash Resources

We anticipate that our existing capital resources as well as interest and investment income earned on available cash and marketable securities should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

Financial Instruments

As of June 30, 2006, the market value of our $150,000,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $195,187,500. The $45,187,500 increase from December 31, 2005 is attributable to the increase in the price of our common stock.

ALEXION PHARMACEUTICALS, INC.

Purchase of Manufacturing Facility

In July 2006, our wholly owned affiliate, Alexion Manufacturing, LLC purchased the former Dow manufacturing facility in Smithfield, Rhode Island for $13,000,000. The biopharmaceutical manufacturing facility will be used primarily to produce Soliris™ (eculizumab). In accordance with the Purchase and Sale Agreement dated April 13, 2006, “the Agreement”, we paid Dow $500,000 upon acceptance of the Agreement on April 13, 2006 and an additional $500,000 upon the completion of the due diligence period, which was sixty days after the agreement date. The deposits were held in escrow until the closing date at which time the escrowed amounts and the remaining balance, net of property taxes owed for the first part of the year, of $11,926,289 was paid to Dow.

Mortgage Loan Agreement

In July 2006, our wholly owned affiliate Alexion Manufacturing, LLC, entered into a mortgage loan agreement to borrow $26,000,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. The mortgage loan bears interest at a fixed annual rate of 9.17% and is guaranteed by Alexion Pharmaceuticals, Inc. The loan principal is required to be repaid in equal installments, starting March 2009 and until August 2016, at which time all outstanding balances are due. The loan may not be prepaid in whole or in part prior to the third anniversary of the closing. Under the terms of the agreement, among other things, Alexion Manufacturing, LLC is restricted with respect to additional borrowings, leasing arrangements and mergers. In the event that approval to market Soliris™ (eculizumab) has not been obtained before December 31, 2007, Alexion Manufacturing LLC shall deliver an acceptable letter of credit for the amount of the outstanding loan. Also, included in the loan agreement are certain provisions which, if triggered, allow for additional borrowings of up to $9,000,000.

As a condition of the loan, Alexion Manufacturing, LLC is required to maintain restricted cash accounts. These accounts are restricted as to use specifically for the purchase and construction of the manufacturing facility. The lender has a first priority security interest and the right to approve all disbursements from the accounts holding restricted cash. Under the agreement, we are required to, at all times, maintain a balance in the restricted cash accounts sufficient to complete the project. On the date of closing of the transaction, the balance of restricted cash was $35,807,244.

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

Our critical accounting policies are summarized in our Transition Report on Form 10-K/T for the five-month transition period ended December 31, 2005, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies and the Use of Estimates.” We have reviewed those policies and determined that they remain our critical accounting policies for the three and six month periods ended June 30, 2006, respectively.

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

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary

ALEXION PHARMACEUTICALS, INC.

impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position “FSP” FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 with earlier application permitted. For us, the effective date was the first quarter of 2006. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

ALEXION PHARMACEUTICALS, INC.

Item 3. Quantitative and Qualitative Disclosure about Market Risks

As of June 30, 2006, we maintain approximately 33% of our cash and investments in financial instruments with original maturity dates of three months or less, 40% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 27% in financial instruments with original maturity dates of equal to or greater than one year and less than two years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in an increase or decrease of approximately $400,000 in the fair value of our cash and investments, which had a weighted average duration of approximately 3 months at June 30, 2006.

Our outstanding long-term liabilities as of June 30, 2006 consisted of our $150,000,000, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes.

As of June 30, 2006, the market value of our $150,000,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $195,187,500.

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

We have incurred losses since we started our company in January 1992. As of June 30, 2006, we had an accumulated deficit of approximately $566,458,670. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We have no products that are available for sale and do not know when we will have products available for sale, if ever. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent and the timing of our future losses and our profitability, if we are ever profitable, are highly uncertain.

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

We depend heavily on the success of our lead product candidate, Soliris™ (eculizumab), which is still under development. If we do not obtain FDA approval of our lead product candidate or if FDA delays approval or narrows the indications for which we may market Soliris™ (eculizumab), our business will be materially harmed.

We anticipate that in the near term our ability to generate revenues will depend on the successful development and commercialization of Soliris™ (eculizumab). The commercial success of our lead product candidate will depend on several factors, including the following: successful completion of our ongoing Phase III clinical trials for Soliris™ (eculizumab); receipt of marketing approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities ourselves or through third party manufacturers; successfully launching commercial sales of the product; and acceptance of the product in the medical community and by third party payers.

If the data from our ongoing Phase III pivotal clinical trials for Soliris™ (eculizumab) our product candidates are not satisfactory, we may not proceed with the filing of a biological license application, or BLA, for Soliris™ (eculizumab) or we may be forced to delay the filing. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Further, before a product candidate is approved for marketing, we, or any third party manufacturing our product, are subject to inspection of the manufacturing facilities and the FDA will not approve the product for marketing if we or our third party manufacturers are not in compliance with current good manufacturing practices. Even if the FDA and similar foreign regulatory authorities do grant marketing approval for Soliris™ (eculizumab), they may narrow the indications for which we are permitted to market the product, may pose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for the product and obligation to conduct additional clinical trials would likely result in increased expenditures and lower revenues. If we are not successful in commercializing Soliris™ (eculizumab), or are significantly delayed or limited in doing so, our business will be materially harmed and we may need to curtail or cease operations.

If our drug trials are delayed or achieve unfavorable results, we will have to delay or may be unable to obtain regulatory approval for our products.

We must conduct extensive testing of our product candidates before we can obtain regulatory approval for our products. We need to conduct both preclinical animal testing and clinical human trials. These tests and trials may not achieve favorable results. The FDA typically requires two well controlled clinical trials that demonstrate efficacy in order to obtain FDA approval to market a product candidate. The SPA for each of our ongoing Phase III clinical programs for Soliris™ (eculizumab) provides for only a single efficacy trial and the FDA has indicated that the trials should provide compelling evidence of clinically meaningful benefit in order to warrant consideration for marketing approval. The FDA has noted that a study that is merely statistically positive may not provide the evidence necessary to support filing or approval of a product candidate. Our clinical programs may not demonstrate statistically significant results or show that such results are adequate to support approval for commercialization of Soliris™ (eculizumab). Inconclusive or negative final data from our Soliris™ (eculizumab) Phase III clinical program would have a significant negative impact on our prospects. If the results in our Soliris™ (eculizumab) clinical program are not positive, the potential commercialization of our top product candidate would be at risk, which would likely have a materially negative impact on our ability to generate revenue and our ability to secure additional funding. In addition, the FDA may require additional safety information before granting marketing

ALEXION PHARMACEUTICALS, INC.

approval. We would need to reevaluate any drug that did not test favorably and either alters the study, the drug or the dose and performs additional or repeat tests, or abandon the drug development project. In those circumstances, we would not be able to obtain regulatory approval on a timely basis, if ever. Even if approval is granted, the approval may require limitations on the indicated uses for which the drug may be marketed. In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing and approval for drugs, and commercial sales and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries.

Completion of clinical trials does not guarantee advancement to the next phase of development.

Completion of clinical trials does not guarantee that we will initiate additional trials for our product candidates, that if the trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if the trials are completed, that the results will provide a sufficient basis to proceed with further trials or to apply for or receive regulatory approvals or to commercialize products. Results of trials could be inconclusive, requiring additional or repeat trials. If the results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates our company could be materially adversely affected. Failure of a trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.

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

ALEXION PHARMACEUTICALS, INC.

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

We believe we have sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete the development and commercialization of our product candidates. We are currently conducting or evaluating several clinical trials. Funding needs may shift between programs and potentially accelerate and increase if we initiate new pivotal trials for our product candidates. We rely heavily on P&G to fund development of pexelizumab. If P&G were to terminate the pexelizumab collaboration, and if we were to continue the development of pexelizumab, we could have to raise additional capital or find new collaboration partners.

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

ALEXION PHARMACEUTICALS, INC.

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

We are significantly leveraged.

On June 30, 2006, we had outstanding $150,000,000 principal amount of 1.375% convertible senior notes. These notes remain outstanding, and the degree to which we are leveraged could, among other things:

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

Although we have not determined the continued development path of pexelizumab following negative results in its two pivotal Phase III trials, if we do determine to continue development and if P&G terminates or reduces its commitment to our collaboration, our ability to develop and commercialize pexelizumab, and our business would be harmed.

If we determine to continue development of pexelizumab, we will rely heavily on P&G to perform development and commercialization functions. While we cannot assure you that pexelizumab will ever be successfully developed and commercialized, if P&G does not perform its obligations in a timely manner, or at all, our ability to commercialize pexelizumab will be significantly adversely affected. We rely on P&G to provide funding and additional resources for the development and commercialization of pexelizumab. These include funds and resources for:

•	clinical development and clinical and commercial manufacturing;

ALEXION PHARMACEUTICALS, INC.

•	obtaining regulatory approvals; and

•	sales, marketing and distribution efforts worldwide.

P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. If we determine to continue development of pexelizumab, termination of our agreement with P&G would cause significant delays and could result in significant additional development costs to us. If we were to continue development of pexelizumab following termination by P&G, we would need to fund the development and commercialization of pexelizumab on our own or identify a new development partner. We would need to develop or acquire replacement expertise in many areas necessary for the development and potential commercialization of pexelizumab, or enter into agreements with other companies with respect to those matters. We do not have the resources to replace some of the functions provided or funded by P&G. Accordingly, we might have to stop the development of pexelizumab or shift resources from other product development programs until alternative resources were obtained. Sublicense by P&G also could cause significant delays in the development of pexelizumab and result in substantial additional development costs to us. We might also have to repeat testing already completed with P&G. In addition, sublicense would introduce a new collaboration partner which could create new and additional risks to the development of pexelizumab that cannot be identified at this time.

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

ALEXION PHARMACEUTICALS, INC.

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

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are in-licensed, may be found to infringe patents owned by or granted to others. If we cannot resolve these conflicts, we may be liable for damages, be required to obtain costly licenses or be stopped from manufacturing, using or selling our products or conducting other activities. For example, we are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Many of our product candidates, including our lead product candidate, eculizumab, are either genetically engineered antibodies, including recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, or recombinant human single chain antibodies.

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

ALEXION PHARMACEUTICALS, INC.

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

Our clinical trials are often conducted with patients who have severe and advanced stages of disease when they enter our trials. Patients involved in clinical trials such as ours often have known as well as unknown significant pre-existing health risks. During the course of a trial patients may suffer adverse events, including death, for reasons that may or may not be related to our products. Such events can subject us to costly litigation and require us to pay substantial amounts of money to injured patients; and may delay, negatively impact, or end our opportunity to receive regulatory approval to market our products. Even where we do not believe that an adverse event was related to our product, the investigation into the circumstance may be time consuming or may be inconclusive. These investigations may delay our regulatory approval process, impact and limit the type of regulatory approvals our products receive, or end our opportunity to receive regulatory approval. PNH patients in our trials sometimes have additional, pre-existing, potentially life-threatening disease, including for example bone marrow failure. Some patients who have participated in our PNH trials have died either during or after ending study-specified treatments. Each such incident has been reported to the FDA in accordance with relevant regulations. Use of C5 Inhibitors, such as eculizumab, is associated with an increased risk for infection with Neisseria bacteria. Some patients in our trials of eculizumab for the treatment of PNH or other diseases have become infected with Neisseria bacteria. Serious cases of Neisseria infection can result in brain damage, loss of limbs or parts of limbs, kidney failure, or death.

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

ALEXION PHARMACEUTICALS, INC.

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

For our drug trials, we need to produce sufficient amounts of product for testing. Our small manufacturing plant cannot manufacture enough of our product candidates for later stage clinical development or commercial supply. In addition, we do not have the capacity to produce more than one product candidate at a time in that plant. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July, 2006; however, that plant is not currently equipped or approved by the FDA or other regulatory agencies to manufacture eculizumab or our other drug candidates. We depend on a few outside suppliers for manufacturing. If we experience interruptions in the manufacture of our products, our drug development and commercialization efforts will be delayed. If any of our outside manufacturers stops manufacturing our products or reduces the amount manufactured, or is otherwise unable to manufacture our required amounts at our required quality, we will need to find other alternatives, which is likely to be expensive and time consuming, and even if we are able to find alternatives they may ultimately be insufficient for our needs. As a result, our ability to conduct testing and drug trials and our plans for commercialization would be materially adversely affected. Submission of products and new development programs for regulatory approval, as well as our plans for commercialization, would be delayed. Our competitive position and our prospects for achieving profitability would be materially and adversely affected.

We have no experience or capacity for manufacturing drug products in volumes that would be necessary to support commercial sales and we can provide no assurance that we will be able to do so successfully. We have no experience in developing commercial-scale manufacturing of the sort anticipated in Smithfield, Rhode Island. We can provide no assurance that we will be able to develop the Smithfield, Rhode Island site into a plant capable of manufacturing our drug products under required FDA conditions on a timely basis, if at all. If eculizumab is approved for sale, we expect we or our outside manufacturers would be required to manufacture substantially more material than we have required for clinical and preclinical trials. We and our outside manufacturers may experience higher manufacturing failure rates than in the past if and when we attempt to substantially increase production volume.

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

Currently, we are relying on P&G to retain appropriate commercial-scale manufacturing for pexelizumab through one or more third-party manufacturers. P&G has contracted with Chiron Corporation, or Chiron, for the commercial-scale manufacture of pexelizumab. The failure of P&G to obtain and maintain appropriate commercial-scale manufacturing for pexelizumab in accordance with all regulatory requirements on a timely basis, or at all, may

ALEXION PHARMACEUTICALS, INC.

prevent or impede the commercialization of pexelizumab. We have executed a commercial-scale product supply agreement with Lonza Biologics, plc, or Lonza, for the long-term manufacture of eculizumab. The failure of Lonza to manufacture appropriate supplies of eculizumab on a timely basis, or at all, may prevent or impede the commercialization of Soliris™ (eculizumab). Prior to granting an approval for marketing of pexelizumab or eculizumab, Chiron’s facilities with respect to manufacturing of pexelizumab and Lonza’s facilities with respect to manufacturing of eculizumab will be subject to inspection by the FDA in the United States and by regulatory agencies from foreign countries. Our Smithfield, Rhode Island plant would be subject to similar inspections before we are able to use products manufactured in that plant for commercial or clinical purposes. Due to the nature of the current market for third-party commercial manufacturing arrangements, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity contracted for. We could owe substantial penalty payments to Lonza if we were not to use the manufacturing capacity we contracted for, and we could be required to share with P&G, on up to a 50-50 basis, substantial penalty payments owed by P&G for its failure to utilize the manufacturing capacity it contracted for with third-party manufacturers for the supply of pexelizumab. Penalty payments under these agreements typically decrease over the life of the agreement, and may be substantial initially and de minims or non-existent in the final period. The payment of a substantial penalty would harm our financial condition.

If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future drug products.

We have only recently established core pre-commercial marketing, sales and distribution capabilities. If we are unable to continue developing those capabilities, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell our future drug products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

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

ALEXION PHARMACEUTICALS, INC.

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

Each of Abbott Laboratories Inc., Adprotech Ltd., Avant Immunotherapeutics, Inc., Baxter International, Inc., Millennium Pharmaceuticals, Inc., Neurogen Corporation, Tanox, Inc., XOMA, Ltd., and Archemix Corporation have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware that GlaxoSmithKline, plc, Merck & Co., Inc., and Pfizer, Inc. have had programs develop complement inhibitor therapies. Each of AstraZeneca, MorphoSys AG and Dyax Corporation has publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes. Additionally, each of Amgen, Inc. and Medarex, Inc. has publicly announced intentions to develop therapeutic human antibodies from mice that have been bred to include some human antibody genes. These and other pharmaceutical companies, many of which have significantly greater resources than we, may develop, manufacture, and market better or cheaper drugs than our product candidates. They may establish themselves in the marketplace before we are able even to finish our clinical trials. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

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

ALEXION PHARMACEUTICALS, INC.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our 2006 Annual Meeting of Stockholders held on June 7, 2006 for the transition period ended December 31, 2005, the stockholders voted to elect the following directors by the votes indicated:

	For	Against or Withheld	Abstaining
Leonard Bell, M.D.	28,432,486	251,137	—
David W. Keiser	28,432,486	251,137	—
Max Link, Ph.D.	24,101,899	4,581,724	—
Joseph A. Madri, Ph. D., M.D.	27,590,258	1,093,365	—
Larry L. Mathis	28,432,576	251,047	—
R. Douglas Norby	28,421,276	262,347	—
Alvin S. Parven	27,590,288	1,093,335	—
Ruedi E. Waeger, Ph.D.	27,591,674	1,091,949	—

Also, the stockholders voted to approve the amendment to the Company’s 2004 Incentive Plan to increase the number of shares of common stock available for issuance by 775,000 shares (subject to adjustment in the event of stock splits and other similar events).

Approval of amendment to the Company’s 2004 Incentive Plan: 20,107,603 for, 3,371,370 against, 38,375 abstain, 5,166,275 not voted.

Additionally, the stockholders voted to ratify the appointment of PricewaterhouseCoopers, LLP as our independent registered public accounting firm. The votes were:

Ratification of appointment of independent registered public accounting firm: 28,652,138 for, 20,134 against, 11,351 abstain.

Item 6. EXHIBITS

10.1 [Filing of the Dow facility agreements to be considered]

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

ALEXION PHARMACEUTICALS, INC.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: August 8, 2006	By:	/s/ Leonard Bell, M.D.
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: August 8, 2006	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)