Form 10-K
period 2006-12-31
ALEXION PHARMACEUTICALS INC
filed 2007-02-23
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
Rights to Purchase Junior Participating Cumulative Preferred Stock, par value $.0001
Name of each exchange on which registered: The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Please see definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check One:

Large Accelerated Filer: ☒	Accelerated Filer: ☐	Non-Accelerated Filer: ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the The Nasdaq Stock Market LLC on June 30, 2006, was approximately $1.063 Billion.

The number of shares of Common Stock outstanding as of February 21, 2007 was 35,740,970.

Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 3, 2007, are incorporated by reference into Part III of this report.

PART I

On December 9, 2005, our Board of Directors unanimously approved a change to our fiscal year end from July 31 to December 31. In view of this change, this Form 10-K includes financial information (i) for the five month transition period from August 1, 2005 to December 31, 2005, which we refer to as the “transition period” throughout this report and (ii) for the years ended December 31, 2006, July 31, 2005, 2004 and 2003. We identify each fiscal year in this transition report according to the calendar year in which such fiscal year ends. For example, we refer to the fiscal year ended July 31, 2004, as “fiscal 2004” or “2004.”

Unless the context requires otherwise, references in this report to “we,” “our,” “us,” “Company” and “Alexion” refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management and may include, but are not limited to, statements regarding the status of our ongoing clinical trials and prospects for regulatory approval, timing for completion of our ongoing clinical trials, evaluation of our clinical trial results by regulatory agencies, the need for additional research and testing, the uncertainties involved in the drug development process, the safety and efficacy of our product candidates, our future research and development activities, estimates of the potential markets for our products, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support our products, the sufficiency of our existing capital resources and projected cash needs, sales and marketing plans, assessment of impact of recent accounting pronouncements as well as assumptions relating to the foregoing. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.	BUSINESS.

Overview

We are a biotechnology company working to develop and deliver life-changing drug therapies for patients with serious and life-threatening medical conditions. We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including hematologic diseases, cancer, and autoimmune disorders. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Since September 2005, we have formed a number of wholly-owned subsidiaries to support commercial and regulatory operations. In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of our products.

In September 2006, we filed a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, and a European Marketing Authorization Application, or MAA, in Europe, for Soliris™ (eculizumab) for the treatment of a rare, life-threatening blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. The Phase III clinical development program for Soliris™ (eculizumab) in PNH is comprised of two Phase III clinical trials, known as TRIUMPH and SHEPHERD. The FDA agreed to the design of the protocols for these two trials under the Special Protocol Assessment, or SPA, process. TRIUMPH is a placebo-controlled pivotal efficacy trial and SHEPHERD is an open-label, non-placebo controlled safety trial with efficacy secondary endpoints. In January 2006, we reported positive results from TRIUMPH, and the results were later published in the September 2006 issue of the New England Journal of Medicine. All pre-specified, primary and secondary endpoints in the TRIUMPH trial were achieved with statistical significance. In December 2006, we reported positive results from SHEPHERD. Soliris™ (eculizumab) appeared to be safe and well tolerated during the twelve month SHEPHERD trial, and all pre-specified primary and secondary efficacy endpoints in the SHEPHERD trial were achieved with statistical significance. Data from TRIUMPH and SHEPHERD served as the primary basis for the BLA and MAA submitted in the United States and Europe, respectively.

In November 2006, we received priority review designation for the Soliris™ (eculizumab) BLA from the FDA. Priority review status is granted by the FDA to products that, if approved, would be a significant improvement over existing therapies. Similarly, in August 2006, we announced that our Soliris™ (eculizumab) MAA was granted accelerated assessment by the European Medicines Agency, or EMEA, in Europe. Review under the Accelerated Assessment Procedure is provided by the EMEA for medicinal products of major therapeutic interest and shortens the timeframe for review by that agency. The granting of priority review for our BLA and accelerated assessment for our MAA does not ensure or increase the likelihood that our applications for regulatory approval of Soliris™ (eculizumab) will be approved. In November 2006, we also announced that the EMEA had validated the Soliris MAA allowing for commencement of the review process.

In addition to our Phase III PNH clinical program, we are conducting the following activities: (1) the EMBRACE Expanded Access Trial, (2) the EXPLORE diagnostics trial and (3) a global Patient Registry for PNH patients. The EMBRACE trial (The Paroxysmal Nocturnal Hemoglobinuria Early Access Treatment Protocol) was initiated in December 2006 to provide the investigational agent eculizumab in the United States to PNH patients in accordance with a Treatment Protocol authorized by the FDA. Treatment Protocols are designed to make promising investigational agents available for patients with serious or life-threatening diseases for which there are no comparable or satisfactory alternative therapies, before general marketing is authorized. We initiated the EXPLORE trial in August 2006 to investigate the frequency and clinical characteristics of undiagnosed PNH patients who have been diagnosed with other bone marrow failure diseases such as aplastic anemia and myelodysplasia. The global PNH Patient Registry involves the study of the natural history of PNH.

In addition to PNH, we are considering the evaluation of other potential indications for Soliris™ (eculizumab) as well as other formulations of eculizumab for additional clinical indications, and we are actively pursuing development of other antibody product candidates in early stages of development. During 2006, we completed a final Phase III trial of another product candidate known as pexelizumab with our partner for this product, Procter & Gamble Pharmaceuticals. After reviewing results from that trial, we along with Procter & Gamble Pharmaceuticals, have determined not to pursue further development of pexelizumab.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $638 million. We expect to incur substantial operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and other infrastructure support costs. We may need to obtain additional financing to cover these costs.

In November 2006, we sold 3.45 million shares of our common stock in a registered offering at a price to the public of $43 per share resulting in proceeds of approximately $140 million, net of underwriting discount, fees and other expenses. We intend to use the net proceeds from this offering for general corporate purposes.

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

Hematologic, autoimmune, or inflammatory diseases in which the complement cascade is activated include:

•	PNH;

•	transplantation;

•	Myasthenia Gravis;

•	autoimmune hemolytic anemias;

•	Guillain-Barre syndrome;

•	rheumatoid arthritis;

•	autoimmune kidney disease;

•	lupus;

•	inflammatory skin and muscle disorders;

•	multiple sclerosis;

•	antiphospholipid syndrome; and

•	asthma

Product Development Programs

We have focused our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Our lead product candidate, eculizumab, is a genetically altered antibody known as a C5 complement inhibitor, or a C5 Inhibitor, which is designed to selectively block the production of inflammation-causing proteins in the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. Although we believe C5 Inhibitors may be useful in the treatment of a variety of diseases and conditions resulting from aberrant complement response, we are currently focusing our efforts on the development of our lead product candidate, Soliris™ (eculizumab), for the treatment of PNH.

Our pipeline programs are as follows:

Product Candidate	Indication	Clinical Trial	Status (a)

Soliris™ (eculizumab)	Paroxysmal Nocturnal Hemoglobinuria (PNH)	TRIUMPH (Phase III)	Statistically significant positive results announced January 2006

		SHEPHERD (Phase III)	Statistically significant positive results announced December, 2006

		Phase III Extension study	Enrollment ongoing

	Renal Transplantation		Pre-clinical research

	Autoimmune diseases		Pre-clinical research

Eculizumab (nebulized)	Asthma		Pre-clinical research

Eculizumab (Intravitreal)	Age-Related Macular Degeneration		Pre-clinical research

CD200 Mab	CLL, Multiple Myeloma		Pre-clinical research

DC-SIGN Mab	Cancer Vaccine		Pre-clinical research

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

The following diagram illustrates the complement cascade:

Because of the generally beneficial effects of the components of the complement cascade prior to C5 and the greater inflammatory, destructive and disease-promoting effects of the cleavage products of C5, we have identified C5 as a potentially effective anti-inflammatory drug target. Our C5 Inhibitor, eculizumab, specifically and tightly binds to C5 blocking its cleavage into harmful byproducts, which we believe may inhibit subsequent damage from the inflammatory response.

In laboratory and animal models of human disease, we have shown that the administration of a C5 Inhibitor, as compared to placebo, has demonstrated the following:

•	prevention of lysis of red blood cells;

•	prevention of inflammation during cardiopulmonary bypass;

•	reduction of heart tissue damage during myocardial infarction;

•	reduction of brain damage in cerebral ischemia, or reduced blood flow to brain tissue;

•	enhancement of survival in a model of lupus;

•	preservation of kidney function in nephritis, or inflammation of kidney tissue;

•	prevention and amelioration of asthmatic attacks; and

•	enhancement of survival in organ transplantation models.

In addition, in human clinical trials, we have shown that C5 Inhibitors may be associated with:

•	reduction of red blood cell destruction, improvement in anemia, amelioration of fatigue and reduction of blood clots in PNH patients;

•	reduction of an objective measure of disease activity in rheumatoid arthritis patients; and

•	reduction of the incidence of proteinuria in lupus patients.

C5 Inhibitor Immunotherapeutic Product Candidates

We are developing our lead C5 Inhibitor product candidate, Soliris™ (eculizumab), for the treatment of inflammation related to chronic hematologic disorders and autoimmune disorders. The initial indication for which we are pursuing development of Soliris™ (eculizumab) is PNH.

To date, eculizumab has been observed to be reasonably well tolerated in completed clinical trials in which over 900 individuals were treated with eculizumab; 195 of these individuals were PNH patients enrolled in trials studying PNH. Our other C5 Inhibitor, pexelizumab, has been observed to be reasonably well tolerated in completed clinical trials in which over 10,000 individuals were treated with either pexelizumab or placebo.

Lead Eculizumab Indication

Eculizumab is a humanized antibody that blocks complement activity for one to two weeks after a single dose at the doses currently tested, and is designed for the chronic treatment of hematologic disorders such as PNH and autoimmune diseases. Results of the two Phase III clinical trials for Soliris™ (eculizumab) in PNH showed statistically significant achievement of all primary and secondary endpoints. We have filed for authorization to market Soliris™ (eculizumab) for PNH patients with the FDA and the EMEA in the United States and Europe, respectively. We have retained full commercial rights to Soliris™ (eculizumab) worldwide.

About Paroxysmal Nocturnal Hemoglobinuria or PNH

We are developing eculizumab for treatment of patients afflicted with the chronic hematologic disorder, Paroxysmal Nocturnal Hemoglobinuria, or PNH. PNH is a life-threatening, rare acquired genetic deficiency blood disorder characterized by severe anemia and risk of blood clotting, or thrombosis. Patients with PNH have an acquired genetic deficiency in certain protective proteins on the surface of their blood cells, allowing their own complement system to attack and destroy these blood cells. Patients with PNH may suffer from chronic hemolysis, or destruction of red blood cells caused by the C5 cleavage product C5b-9. This hemolysis is believed to lead to further clinical complications including frequent bouts of hemoglobinuria or release of blood cell hemoglobin into the urine, abdominal pain, painful swallowing, high blood pressure in the lungs, disabling fatigue, and a poor quality of life. The red blood cell destruction may be sufficiently large that recurrent blood transfusions are necessary to support normal red blood cell function. The hemolysis in patients with PNH may be associated with severe, life-threatening blood clots. The prevalence, or number of affected patients at any one time, has not been definitively determined but can be estimated at approximately 8,000—10,000 total patients in North America and Western Europe. Approximately one-half of the patients with PNH die from the disease within 10-15 years of diagnosis. Currently there is no U.S. Food and Drug Administration approved therapy for PNH. In 2003, the FDA and the European Medicines Agency, or EMEA, each granted Orphan Drug Status for the development of eculizumab in PNH.

Clinical Trials—PNH

In September 2006, we submitted a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, and a European Marketing Authorization Application, or MAA, in Europe, for Soliris™ (eculizumab) for the treatment of PNH. Data from two clinical trials that comprised the pivotal Phase III program, known as the TRIUMPH and SHEPHERD trials, served as the primary basis for the BLA and MAA. In July 2004, we received written confirmation from the FDA indicating agreement with the protocol designs for the TRIUMPH and SHEPHERD trials. The agreement for the Phase III program was reached under the FDA’s Special Protocol Assessment, or SPA, process, a procedure by which the FDA provides official evaluation and guidance on proposed protocols for pivotal Phase III clinical trials. Similarly, we have obtained protocol assistance from the EMEA with respect to the pivotal Phase III PNH program in Europe. Prior to submission of the BLA and MAA for Soliris™ (eculizumab) in PNH, we also presented and discussed available Phase III results with the FDA and EMEA. In 2003, the FDA and the EMEA granted Orphan Drug designation for the development of Soliris™ (eculizumab) in PNH. We retain all rights to eculizumab in all indications worldwide.

On January 26, 2006, we reported positive results with Soliris™ (eculizumab) in the pivotal Phase III TRIUMPH trial in PNH patients and published the trial results in the September 20, 2006 issue of the New England Journal of Medicine. TRIUMPH is a double-blind, randomized, placebo-controlled multi-center pivotal Phase III trial, examining the effects of eculizumab on the co-primary endpoints of hemoglobin stabilization and blood transfusion requirement in hemolytic, transfusion-dependent PNH patients during six months of therapy. The pre-specified co-primary endpoints in the TRIUMPH trial (median transfusion rate and hemoglobin stabilization) were each achieved with statistical significance. The median transfusion rate was reduced from 10 units/patient with placebo to 0 units/patient with eculizumab (p<0.000000001). Hemoglobin stabilization was achieved by 49% of eculizumab patients as compared to 0% for placebo (p<0.0000001). Soliris™ (eculizumab) reduced intravascular hemolysis, as shown by the 85.8% lower median area under the curve for lactate dehydrogenase in the eculizumab group, as compared with the placebo group (58,587 vs. 411,822 U per liter × day; P<0.001). Clinically and statistically significant improvements in fatigue were observed as measured by scores on the Functional Assessment of Chronic Illness Therapy-Fatigue instrument (P<0.001) and the fatigue subscale of the European Organization for Research and Treatment of Cancer Quality of Life Questionnaire (EORTC QLQ-C30) (P<0.001). Treatment with Soliris™ (eculizumab) also significantly improved overall health and patient functioning as measured by the EORTC QLQ-C30 instrument including global health status (P<0.001) and all five aspects of patient functioning: role (P<0.001), social (P=0.003), cognitive (P=0.002), physical (P<0.001) and emotional (P=0.008). Treatment also significantly reduced EORTC QLQ-C30 disease-related symptoms including pain (P=0.002), dyspnea (P<0.001), appetite loss (P<0.001), and insomnia (P=0.014). Additionally, Soliris™ (eculizumab) appeared to be well tolerated with an adverse event profile comparable to placebo. The most frequent adverse events with Soliris™ (eculizumab) were headache, nasopharyngitis (or cold symptoms) and back pain. The study enrolled patients in the U.S., Canada, Europe, and Australia.

In December 2006, we reported positive results with Soliris™ (eculizumab) in the Phase III SHEPHERD trial in PNH Patients. SHEPHERD trial was an open-label, twelve-month non-placebo controlled trial primarily aimed at generating additional safety data with eculizumab in 97 PNH patients in the United States, Canada, Europe, and Australia, and included a primary surrogate of efficacy and additional efficacy endpoints. Results from the SHEPHERD trial showed that Soliris™ (eculizumab) appeared to be safe and well tolerated and provided clinically and statistically significant improvements in intravascular hemolysis, anemia, fatigue and quality of life. Results from the SHEPHERD trial were presented in December 2006 at the 48th Annual Proceedings of the American Society of Hematology. Soliris™ (eculizumab) therapy in SHEPHERD improved the intravascular hemolysis, as shown by a reduction in the median LDH area under the curve (-632,264 U/L W day; P<0.001). LDH levels during the study were reduced 87% from a median of 2051 U/L at baseline to 269 U/L after 12 months of treatment (P<0.001). Clinically and statistically significant improvements in fatigue were observed as measured by change from baseline using the Functional Assessment of Chronic Illness Therapy-Fatigue (FACIT-Fatigue) instrument (P<0.001) and the fatigue scale of the European Organization for Research and Treatment of Cancer Quality of Life Questionnaire (EORTC QLQ-C30) instrument, a standard questionnaire developed to assess quality of life in cancer patients particularly suffering from severe fatigue and anemia (P<0.001). Treatment with Soliris™ (eculizumab) also significantly improved overall health and patient functioning as measured by the EORTC QLQ-C30 instrument including the global health status scale (P<0.001) and all five aspects of patient functioning: role (P<0.001), social (P<0.001), cognitive (P<0.001), physical (P<0.001) and emotional (P<0.001). Treatment also significantly improved 7 of 9 EORTC QLQ-C30 symptom scales and single item measures including pain (P<0.001), dyspnea (P<0.001), appetite loss (P<0.001), and insomnia (P<0.001). Clinically and statistically significant improvements in anemia were also observed with eculizumab therapy as evidenced by the reduction in transfusion requirements from a median of 8.0 packed red cells in the 12 month pre-treatment period to 0.0 units during the 12 months of treatment (P<0.001). Additionally, 51% of patients in SHEPHERD were transfusion independent for the entire 12 month treatment period (P<0.001). Other improvements in anemia included a 44% increase in the endogenous PNH red blood cell mass (P<0.001) and an increase in hemoglobin levels from 9.2g/dl at baseline to 10.2g/dl after 12 months of treatment (P<0.001).

Prior to SHEPHERD and TRIUMPH, we conducted a three-month, open-label study in 11 PNH patients, results of which were reported in the February 5, 2004 issue of the New England Journal of Medicine. Patients treated with Soliris™ (eculizumab) experienced a substantial decrease in the destruction of PNH red blood cells, with the mean percentage of these cells increasing from 36.7 percent of the total population found in the body to 59.2 percent (P=0.005), and lactate dehydrogenase levels, a biochemical marker of red blood cell destruction, falling from a mean of 3,111 IU per liter to a mean of 594 IU per liter (P=0.002). This reduction in PNH red blood cell destruction helped reduce the median patient transfusion rates from 1.8 units per patient, per month, to 0.0 units per patient, per month (P=0.003). Episodes of hemoglobinuria were reduced by an average of 96 percent (P<0.001) and quality of life measurements, using EORTC QLQ C-30, substantially improved during treatment. Soliris™ (eculizumab) appeared reasonably well tolerated in this trial. Adverse events reported for Soliris™ (eculizumab) or placebo were similar in type and frequency to those reported in other controlled trials of eculizumab. The most common adverse events were headache, upper respiratory infection, muscle/joint aches, and influenza-like symptoms, and the severe adverse events were viral chest infection, dizziness and shivering. In the June 2005 issue of the journal Blood, we reported on the safety and sustained effects of Soliris™ (eculizumab) in a 52-week extension of our pilot open-label PNH trial in 11 patients. In this study, patients who received Soliris™ (eculizumab) continued to tolerate the drug reasonably well and experienced reduced hemolysis resulting in an increase in PNH red blood cells, a reduction in the need for transfusion, and improvements in multiple quality of life measures. Reported adverse events occurring in three or more patients were flu-like symptoms, sore throat, pain, nausea, bruising, cough, and upper respiratory infection. The adverse event profile for eculizumab-treated patients in this study was similar to that of placebo-treated patients in other patient population trials of eculizumab.

Patients who have completed the TRIUMPH and SHEPHERD trials, as well as patients that have completed the initial, open-label clinical trial, have been enrolled in an open-label extension trial to further evaluate safety data in PNH patients treated with Soliris™ (eculizumab).

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

In collaboration with investigators at the Multi-Organ Transplant Program, London Health Sciences Centre, London, Ontario, Canada, we reported in the May 2005 issue of the journal Transplantation that inhibition of terminal complement using an anti-C5 complement-blocking antibody successfully prevented AMR in a rodent model of transplantation. Furthermore, addition of anti-C5 antibody to standard anti-cellular therapy resulted in a marked and significant increase in graft survival as compared to graft survival in animals treated with anti-cellular therapy alone. Importantly, AMR was prevented by anti-C5 antibody even in the presence of high levels of circulating anti-donor antibodies.

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

In May 2005, we announced the results of a new animal model study that showed that treatment with an anti-C5 complement blocking antibody significantly reduced bronchial inflammation and airway constriction. The study, conducted by our researchers, the Yale University School of Medicine, and the Brigham and Women’s Hospital, was published in the June 2005 issue of the Journal of Clinical Investigation.

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

Antibody Discovery Technology Platform

Combinatorial Human Antibody Library Technologies

In order to expand our pipeline of potential antibody therapeutics, in September 2000, we acquired Prolifaron, Inc., a privately held biopharmaceutical company and integrated this entity into Alexion as a wholly-owned subsidiary, Alexion Antibody Technologies, Inc. or AAT. The AAT technology includes extensive research expertise and methodologies that we call Combinatorial Human Antibody Library Technologies or CoALT, in the area of creating fully human antibodies from libraries containing billions of human antibody genes. During 2006, we decided to relocate CoALT and other AAT technologies to our expanded research and discovery groups in our Cheshire, Connecticut headquarters. As a result, we initiated an integration plan with AAT to consolidate certain functions and operations, including the termination of all AAT personnel and possible disposal of equipment in that facility.

Our goal, through CoALT and related technologies, is to develop new fully human therapeutic antibodies addressing multiple disease areas, including autoimmune and inflammatory disorders, cancer and infectious disease. These technologies involve, in part, the generation of diverse libraries of human antibodies derived from patients’ blood samples, and the screening of these libraries against a wide array of potential drug targets. We believe that these technologies may be optimally suited to the rapid generation of novel, fully human and humanized, therapeutic antibodies directed at validated clinical targets. To date, we have focused on identifying antibodies that may be therapeutically effective in different cancers, autoimmune or inflammatory disorders, and infectious diseases. In addition, we believe that these technologies could permit the pre-clinical validation of new gene targets that are being identified by numerous groups from recent access to the human genome. We also believe that these technologies might identify therapeutic antibodies when the libraries are screened against certain of these new gene targets.

Pre-Clinical Programs

Anti-CD200 Antibody

We are developing an antibody for the treatment of B-Chronic Lymphocytic Leukemia (B-CLL), an incurable chronic cancer that results from expansion of B-lymphocytes and other myeloid tumors such as mulitple myeloma (MM). Our antibody binds to CD200, a molecule that is upregulated on the surface of B-CLL and MM tumor cells. CD200 normally acts as a potent immunosuppressant by interacting with the CD200 Receptor on macrophages and thereby sending an inhibitory signal to the macrophage. We believe upregulation of CD200 on the CLL and MM cell surface allows the tumor to inhibit the body’s immune response to the tumor. Our antibody targets CLL and MM cells and blocks the interaction of CD200 with the CD200 Receptor with the objective of enhancing the body’s immune response to these tumors. We have recently demonstrated the potent anti-tumor activity of our anti-CD200 antibody in a model of CLL, which was published in the January 2006 issue of the Proceedings of the National Academy of Sciences and presented at the 2006 meeting of the American Society for Clinical Oncology. Our anti-CD200 antibody drug candidates may have therapeutic application in patients suffering from B-CLL, MM and other blood and solid tumors with elevated CD200 expression.

Dendritic Cell Antibodies

We are developing humanized antibodies to newly discovered cell surface proteins, DC-SIGN, found exclusively on human dendritic cells, a type of human immune cell, and a related receptor, L-SIGN. Under the exclusive worldwide license agreement and research alliance with the University Medical Center of Nijmegen, The Netherlands, we received rights related to these molecules and any associated therapeutic product candidates, including already identified monoclonal antibodies. These products may have broad therapeutic application in several clinical settings including different cancers and infectious diseases, and in certain inflammatory disorders. This alliance broadens our interest in immune system modulation to also include human dendritic cells.

Dendritic cells have recently come to be appreciated as critical controllers of the immune system. In order for an immune response against foreign antigens to occur, these antigens must be displayed by so-called antigen-presenting cells. While dendritic cells are an extremely rare immune cell type, they are the most potent of all the antigen presenting cells. Dendritic cells capture antigens in the peripheral tissues, process and display the antigen fragments on their cell surface, and then migrate from the periphery to the T-cell areas of the lymphoid organs. There they attract resting T-cells and present their antigen load, thus activating the T-cells to begin an immune response. This process appears to be controlled in part by the newly identified molecule DC-SIGN. We have recently demonstrated that our DC-SIGN antibody potently activates the immune system and exhibits significant anti-tumor activity in a model system. These results were recently presented at the 2006 meeting of the American Society for Clinical Oncology

Anti-MBL Antibody

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

The CuraGen Corporation Agreement for Target Discovery

We completed a drug target discovery and validation program with CuraGen Corporation focused on oncology, the study of tumors and/or cancers. This agreement enabled us and CuraGen to leverage our respective areas of expertise to discover and validate novel biologic and small molecule targets for use in developing pharmaceutical products.

Under the agreement, CuraGen applied its integrated functional genomic technologies to identify potential drug targets derived from our supplied research materials, and will retain the rights to potential non-antibody protein therapeutics across all disease areas. We are using our CoALT antibody discovery platform to determine the therapeutic utility of the targets. We own preferential rights to develop and commercialize some antibody and small molecule therapeutics against drug targets across all disease areas. CuraGen is eligible to receive licensing fees, development milestone payments and sales royalties from pharmaceutical products stemming from this alliance. CuraGen retains the right to develop or out license some candidates from the program.

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

Strategic Alliance with Procter & Gamble

In January 1999, we entered into collaboration with P&G with respect to the joint development of pexelizumab in cardiovascular indications. In December 2001, we and P&G entered into a binding memorandum of understanding, or MOU, pursuant to which we and P&G revised our January 1999 collaboration. During 2006, we announced that results from the final Phase III clinical trial of pexelizumab did not achieve its primary endpoint, and that this trial and prior Phase III trials of pexelizumab will not be sufficient for filing for licensing approval. We have held discussions with P&G regarding the pexelizumab program, and we do not expect to continue development of pexelizumab with P&G or in the indications studied with P&G.

Under the revised structure per the MOU, we and P&G share decision-making and responsibility for all U.S. development and commercialization costs for pexelizumab, including clinical, manufacturing, marketing, and sales efforts. Prior to December 2001, P&G was generally funding all clinical development and manufacturing costs for pexelizumab. The revised collaboration per the MOU provides that we and P&G each incur approximately 50% of all Phase III clinical trial, product development and manufacturing, and commercialization costs necessary for the potential approval and marketing of pexelizumab in the U.S. and that we would receive approximately 50% of the gross margin on U.S. sales, if any. Under the MOU, P&G agreed to retain responsibility for future development and commercialization costs outside the U.S. and we would receive royalties on sales outside the U.S., if any. We would be responsible for paying royalties and licensing fees on certain third party intellectual property worldwide, if such intellectual property were necessary in order to commercialize pexelizumab. Additionally, as part of the MOU, we would receive milestone payments for achieving specified development steps, regulatory filings and approvals, but not for previously agreed sales milestones and we would generally forego further research and development support payments from P&G.

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

P&G has the right to terminate the collaboration or sublicense its collaboration rights at any time. If P&G terminates the collaboration, P&G is required to contribute its share of agreed to obligations and costs incurred prior to termination, but may not be required to contribute towards costs incurred after termination. In the event that P&G were to terminate the collaboration, all rights and the exclusive license to our intellectual property related to pexelizumab would revert to us. The MOU does not contemplate any payments to P&G in the event P&G were to terminate the collaboration; however, P&G might seek to negotiate such a payment or might seek to sublicense its collaboration rights rather than terminate the collaboration.

Manufacturing

We obtain drug product to meet our requirements for clinical studies using both internal and third-party contract manufacturing capabilities. We currently rely on a third-party contract manufacturer for our anticipated eculizumab commercial needs, and intend to equip and qualify our own manufacturing facility for anticipated eculizumab commercial needs in the future. For both clinical requirements and anticipated commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling, and packaging through third parties.

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island. We intend to equip and develop the plant in accordance with FDA and other regulatory requirements to manufacture Soliris™ (eculizumab) and other product candidates. We have a pilot manufacturing plant suitable for the production and purification of certain of our product candidates for clinical studies. The pilot manufacturing plant is currently being decommissioned and transferred to the Smithfield, Rhode Island plant.

Our most significant agreement with a third party manufacturer is the Large-Scale Product Supply Agreement, or the Lonza Agreement, dated December 18, 2002 with Lonza Biologics PLC, or Lonza, relating to the manufacture of our product candidate eculizumab. The Lonza Agreement was amended, or the Lonza Amendment, on April 9, 2004. Per the Lonza Agreement, we have remitted cash advances aggregating $13.5 million through December 31, 2006. If we terminate the Lonza Agreement we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

The amounts paid to Lonza in consideration of the Lonza Agreement are accounted for as prepaid manufacturing costs within the accompanying balance sheet and are recognized as additional manufacturing costs as the batches are manufactured. On a quarterly basis, we evaluate our plans to proceed with production under the Lonza Agreement, considering our commercialization plans for Soliris™ (eculizumab). In addition, we evaluate the prepaid manufacturing costs against estimated net realizable value, or NRV. If estimated NRV is not positive, then all or a portion of the prepaid manufacturing cost may be recognized as an expense.

Sales and Marketing

We currently have established core marketing capabilities and have begun to establish sales and distribution capabilities. We are developing our own specialized sales force and marketing organization to market Soliris™ (eculizumab) in the United States and in Europe. We will need to continue developing or will have to contract with others to obtain these capabilities to commercialize Soliris™ (eculizumab) successfully. We may promote Soliris™ (eculizumab) in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces, either in the United States or in other countries.

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

We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have in-licensed several additional U.S. and international patents and patent applications. As of January 31, 2007, we own or in-license over 77 U.S. patents and 61 U.S. patent applications. These patents and patent applications relate to technologies or products in the C5 Inhibitor program, high throughput screening, vectors, cancer, the MBL program, recombinant antibodies, the dendritic cell program, and other technologies. We own or in-license 58 foreign patents and 167 pending foreign patent applications. We will owe royalties and other fees to the licensors of some of those patents and patent applications in connection with any future commercial manufacture and sale of our product candidates, including eculizumab.

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

We are aware of broad patents owned by third parties relating to the manufacture, use, and sale of recombinant humanized antibodies, recombinant humanized single-chain antibodies, recombinant human antibodies and recombinant human single-chain antibodies. Many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, or recombinant human single chain antibodies. We have received notices from the owners of some of these patents in which the owners claim that some of these patents may be infringed by the development and commercialization of some of our drug candidates, including eculizumab. We are also aware of other patents owned by third parties that might be claimed to be infringed by the development and commercialization of some of our drug candidates, including eculizumab. We have acquired licenses to certain of these patents which we believe are relevant for the expeditious development and commercialization of eculizumab and certain of our other products as currently contemplated. With regard to certain other patents, we have either determined in our judgment that the patents are invalid, that our products do not infringe the patents, or that we can license such patents on commercially reasonable terms, or we have identified and are testing various approaches which we believe should not infringe the patents and which should permit commercialization of our products. If our judgment is incorrect, and we are unable to acquire a license to a necessary patent on commercially reasonable terms, our ability to commercialize our products, including eculizumab, could be significantly adversely affected or could be prevented.

It is our policy to require our employees, consultants and parties to collaborative agreements to execute confidentiality agreements upon the commencement of employment or consulting relationships or collaborations with us. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.

Government Regulation

The pre-clinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our proposed products, including Soliris™(eculizumab), are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. We believe that Soliris™ (eculizumab) will be regulated by the FDA as a biologic. Biologics require the submission of a Biologics License Application, or BLA, and approval by FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

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

(5) FDA pre-approval inspection of product manufacturers; and

(6) FDA review and approval of BLA.

The testing and approval process requires substantial time, effort and financial resources, and we cannot assure you that any approval will be granted on a timely basis or at all, for Soliris™ (eculizumab) or any other product.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations.

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

Phase III trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II or Phase III testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Under the “Special Protocol Assessment” procedure, a sponsor may seek the FDA’s agreement on the design and size of a clinical trial intended to form the primary basis of an effectiveness claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins, except in limited circumstances. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the primary basis for approval with respect to effectiveness. The Phase III clinical program for Soliris™ (eculizumab) for the PNH indication was conducted pursuant to an SPA. There can be no assurance that the FDA will agree to the design and size of future clinical trials, and there can be no assurance that any trial will have a successful outcome.

The results of the pre-clinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate. Under the Prescription Drug User Fee Act, as amended, the fees payable to FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $500,000, subject to certain limited deferrals, waivers and reductions that may be available. Each BLA submitted to FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If found complete, the FDA will “file” the BLA, thus triggering substantive review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable. In November 2006, we announced that the FDA has accepted our BLA for filing, thereby triggering the substantive review. The FDA’s established goals for the review of BLAs is six months for priority applications and 10 months for regular applications. Also in November 2006, we announced that FDA has granted Priority Review for the Soliris™ (eculizumab) BLA. The FDA is not legally obligated, however, to complete its review within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices, or cGMP, compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. To market for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. Finally, new government requirements may be established that could delay or prevent regulatory approval of Soliris™ (eculizumab) and our other products under development.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances. Soliris™ (eculizumab) was granted Orphan Drug designation for the PNH indication by the FDA in 2003.

Foreign Regulation

In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

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

During November 2006, we announced that the European Medicines Agency, or EMEA, has validated our submission of a Marketing Authorization Application, or MAA, for Soliris™ (eculizumab) that we had submitted in September 2006. This step commences the review process of the MAA. In addition, the EMEA has notified us that they will utilize their Accelerated Assessment Procedure for review of the Soliris™ (eculizumab) MAA. Accelerated Assessment is given for medicinal products of major therapeutic interest and shortens the timeframe for review by the EMEA.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of coverage and the amount of reimbursement from government programs, including Medicare and Medicaid in the United States, and other third-party payers’. These health insurance programs may restrict coverage of some products. Many third-party payers’ use formularies, under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and utilization management controls, such as requirements for prior authorization or failure on another type of treatment, before the payer will cover a particular drug. Payers’ may especially impose these obstacles to coverage for higher-priced drugs, as Soliris™ (eculizumab) is likely to be.

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

Since Soliris™ (eculizumab) will likely be too expensive for most patients to afford without health insurance coverage, adequate coverage and reimbursement by third-party payers is essential to our ability to successfully commercialize Soliris™ (eculizumab).

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

Many of these companies and organizations have significant experience in pre-clinical testing, human clinical trials, product manufacturing, marketing, sales and distribution and other regulatory approval and commercial procedures. They may also have a greater number of significant patents and greater legal resources to seek remedies for cases of alleged infringement of their patents by us to block, delay, or compromise our own drug development process.

We compete with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the U.S., Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Many biotechnology companies have focused their developmental efforts in the human therapeutics area, and many major pharmaceutical companies have developed or acquired internal biotechnology capabilities or have made commercial arrangements with other biotechnology companies. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us; in some instances, these products have already entered clinical trials or are already being marketed. Other companies are engaged in research and development based on complement proteins.

Each of Adprotech Ltd., Avant Immunotherapeutics, Inc., Baxter International Inc., Tanox, Inc., XOMA Ltd., Novo Nordisk A/S, and Archemix Corporation has publicly announced intentions to develop complement inhibitors to treat diseases related to trauma, inflammation or certain brain or nervous system disorders. We are also aware that Abbott Laboratories Inc., Baxter International, Inc., Millenium Pharmaceuticals, Inc. and Neurogen Corporation have had programs to develop complement inhibitor therapies. We believe that our potential C5 Inhibitors differ substantially from those of our competitors due to our compounds’ demonstrated ability to specifically intervene in the complement cascade, for potentially prolonged periods of time, at what we believe to be the optimal point so that the disease-causing actions of complement proteins generally are inhibited while the normal disease-preventing functions of complement proteins generally remain intact as do other aspects of immune function.

Each of Cambridge Antibody Technology Group (a subsidiary of AstraZeneca PLC), Medarex, Amgen, Dyax Corporation, and MorphoSys AG has publicly announced intentions to develop therapeutic genetically altered human antibodies from libraries of human antibody genes. Additionally, each of Amgen, Inc., and Medarex, Inc. has publicly announced intentions to develop therapeutic genetically altered human antibodies from mice that have been bred to include some human antibody genes.

Employees

As of December 31, 2006, we had 296 full-time employees, of which 188 were engaged in research, development, manufacturing, and clinical development, and 108 in administration, commercial and business development and finance. Doctorates are held by 73 of our employees. Each of our employees is required to sign a confidentiality agreement. Our employees are not represented by any collective bargaining unit, and we regard the relationships with our employees as satisfactory.

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

We have incurred losses since we started our company in January 1992. As of December 31, 2006, we had an accumulated deficit of approximately $638 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. Although we have submitted for filing a BLA with the FDA in the United States and an MAA in Europe for Soliris™ (eculizumab), we have no products that are available for sale and do not know when we will have products available for sale, if ever. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent and the timing of our future losses and our profitability, if we are ever profitable, are highly uncertain.

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

We are significantly leveraged.

On December 31, 2006, we had outstanding $150,000,000 principal amount of 1.375% convertible senior notes. On July 11, 2006, our subsidiary Alexion Manufacturing borrowed $26,000,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility which may not be prepaid in whole or in part prior to July 11, 2009. The loan is guaranteed by us and bears a fixed annual rate of 9.17%. Our 1.375% convertible senior notes and the mortgage loan remain outstanding, and the degree to which we are leveraged could, among other things:

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

Risks Related to Our Business

We depend heavily on the success of our lead product candidate, Soliris™ (eculizumab), which is still under development. If we do not obtain FDA approval of Soliris™ (eculizumab), or if the FDA delays approval or narrows the indications for which we may market Soliris™ (eculizumab), our business will be materially harmed.

We recently submitted for filing a BLA to the FDA in the United States and an MAA in Europe for Soliris™ (eculizumab) for the treatment of PNH. In the near term, our ability to generate revenues will depend on approval and successful commercialization of Soliris™ (eculizumab). The commercial success of Soliris™ (eculizumab) will depend on several factors, including the following:

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing capabilities ourselves or through third-party manufacturers;

•	successfully launching commercial sales of the product;

•	the number of patients with PNH that may be treated with the product;

•	acceptance of the product in the medical community; and

•	acceptance of the product’s price by third-party payers.

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

Even if the FDA and similar foreign regulatory authorities do grant marketing approval for Soliris™ (eculizumab), they may narrow the indications for which we are permitted to market the product, may pose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for the product and obligation to conduct additional clinical trials would likely result in increased expenditures and lower revenues. Even where the FDA or similar foreign regulatory agencies indicate they are prepared to grant marketing approval for Soliris™ (eculizumab), we may choose to continue negotiating for broader indications with fewer restrictions, and such negotiations could cause a delay in marketing approval or could jeopardize the receipt of any marketing approval. If we are not successful in commercializing Soliris™ (eculizumab), or are significantly delayed or limited in doing so, our business will be materially harmed and we may need to curtail or cease operations.

Inability to contract with third-party manufacturers on commercially reasonable terms, or failure or delay by us or our third-party manufacturers, in manufacturing our drug products in the volumes and quality required, would have a material adverse effect on our business.

We have no experience or capacity for manufacturing drug products in volumes that would be necessary to support commercial sales and we can provide no assurance that we will be able to do so successfully. We depend on a few outside suppliers for manufacturing. Our small, clinical-scale manufacturing plant cannot manufacture enough of our product candidates for later stage clinical development or commercial supply. We do not have the capacity to produce more than one product candidate at a time in that plant. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. However, that plant is not currently equipped or approved by the FDA or other regulatory agencies to manufacture Soliris™ (eculizumab) or our other drug candidates. We expect that it will be at least two years before the plant is capable of making product for commercial sale. We have no experience in developing commercial-scale manufacturing of the sort anticipated in Smithfield, Rhode Island. We can provide no assurance that we will be able to develop the Smithfield, Rhode Island site into a plant capable of manufacturing our drug products under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Smithfield, Rhode Island will be subject to FDA inspection and approval before we can begin manufacturing Soliris™ (eculizumab) there and will continue to be subject to ongoing FDA inspections thereafter. Our Smithfield, Rhode Island plant will also be subject to European regulatory inspection and approval before we can begin manufacturing Soliris™ (eculizumab) there for European sales and will continue to be subject to ongoing European regulatory inspection thereafter.

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

Manufacture of our drug products is highly technical and only a few third-parties have the ability and capacity to manufacture our drug products for our development and commercialization needs. We cannot assure you that these potential third-party collaborators will agree to manufacture our products on our behalf on commercially reasonable terms, if at all. If we do achieve agreement from one or more third parties to manufacture our drug products, we cannot assure you that they will be able or willing to honor the terms of the agreements, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Due to the highly technical requirements of manufacturing our drug products, our third-party collaborators and we may be unable to manufacture our drug products despite their and our efforts.

Due to the nature of the current market for third-party commercial manufacturing, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity for which it contracted. We could owe substantial penalty payments to Lonza if we were not to use the manufacturing capacity for which we contracted. Penalty payments under these agreements typically decrease over the life of the agreement, and may be substantial initially and de minims or non-existent in the final period. The payment of a substantial penalty would harm our financial condition.

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

Even where patients have access to insurance, their insurance co-payment amounts may be too expensive for them to afford. We anticipate that Alexion will financially support charitable organizations whose mission is to assist patients in acquiring drugs such as Soliris™ (eculizumab). Those charitable organizations may assist patients who have no insurance coverage for drugs or whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. In addition, we anticipate that Alexion will provide

Soliris™ (eculizumab) without charge for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our ability to achieve profitability.

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

We are also aware of a potential risk for PNH patients who delay a dose of Soliris™ (eculizumab) or discontinue their treatment of Soliris™ (eculizumab). Treatment with Soliris™ (eculizumab) blocks complement and allows complement-sensitive PNH red blood cells to increase in number. If treatment with Soliris™ (eculizumab) is thereafter delayed or discontinued, a greater number of red blood cells therefore would become susceptible to destruction when the patient’s complement system is no longer blocked. The rapid destruction of a larger number of a patient’s red blood cells may lead to numerous complications, including death. Several PNH patients in our studies of Soliris™ (eculizumab) have received delayed doses or discontinued their treatment. In none of those circumstances were complications from rapid destruction of a larger number of PNH red blood cells observed to be significant; however, we have not studied the delay or termination of treatment in enough patients to determine that complications in the future are unlikely to occur. Determination of significant complications associated with the delay or discontinuation of Soliris™ (eculizumab) could have a material adverse effect on our ability to sell eculizumab for PNH.

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

Each of Adprotech Ltd., Avant Immunotherapeutics, Inc., Tanox, Inc., XOMA, Ltd., Novo Nordisk A/S and Archemix Corporation have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware that Abbott Laboratories, Inc., Baxter International, Inc., Millennium Pharmaceuticals, Inc. and Neurogen Corporation, have had programs develop complement inhibitor therapies. Each of AstraZeneca, MorphoSys AG and Dyax Corporation has publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes. Additionally, each of Amgen, Inc. and Medarex, Inc. has publicly announced intentions to develop therapeutic human antibodies from mice that have been bred to include some human antibody genes. These and other pharmaceutical companies, many of which have significantly greater resources than we, may develop, manufacture, and market better or cheaper drugs than our product candidates. They may establish themselves in the marketplace even before we are able to finish our clinical trials. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

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

As of December 31, 2006, we had approximately $618 million of net operating loss carry forwards, or NOLs, available to reduce taxable income in future years. We believe that some of these NOLs are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended.

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

Completion of clinical trials does not guarantee that we will initiate additional trials for our product candidates, that if the trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if the trials are completed, that the results will provide a sufficient basis to proceed with further trials or to apply for or receive regulatory approvals or to commercialize products. Results of trials could be inconclusive, requiring additional or repeat trials. If the results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, our company could be materially adversely affected. Failure of a trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.

There are many reasons why drug testing could be delayed or terminated.

For human trials, patients must be recruited and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic diseases that we are studying. Unfavorable results or insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate at any time, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any.

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

Our corporate charter and by-law provisions and stockholder rights plan may discourage certain types of transactions involving an actual or potential change of control that might be beneficial to Alexion or its stockholders. Our bylaws provide that special meetings of our stockholders may be called only by the Chairman of the Board, the President, the Secretary, or a majority of the Board of Directors, or upon the written request of stockholders who together own of record 50% of the outstanding stock of all classes entitled to vote at such meeting. Our bylaws also specify that the authorized number of directors may be changed only by resolution of the board of directors. Our certificate does not include a provision for cumulative voting for directors, which may have enabled a minority stockholder holding a sufficient percentage of a class of shares to elect one or more directors. Under our certificate of incorporation, our board of directors has the authority, without further action by stockholders, to designate up to 5,000,000 shares of preferred stock in one or more series. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None

Item 2.	PROPERTIES.

Facilities

We lease our headquarters and research and development facilities in Cheshire, Connecticut. The lease, which had an initial term of ten years and six months, expiring in December 2010, was extended in August 2006 to expire in July 2017. At this site, we lease a total of approximately 129,000 square feet of space. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is located in New Haven, Connecticut, encompassing approximately 33,000 square feet of labs and offices. The lease for our facility in New Haven has an initial term of approximately 5 years, expiring in October 2007 with three renewal options to extend for periods of one year each. Alexion Antibody Technologies, Inc.

leases approximately 17,000 square feet of labs, office and unimproved storage space in San Diego, California. The lease has an initial term of ten years, expiring in August 2012. Alexion Manufacturing, LLC owns a manufacturing facility in Smithfield, Rhode Island, which it purchased in July 2006. The facility is approximately 56,500 square feet in total, with approximately 25,000 square feet of manufacturing space and 31,500 square feet of clinical and office space. Alexion Europe SAS rents approximately 350 square meters of office space in Paris, France. The agreement has automatic renewal features built in until the agreement is terminated by either party or December 2008, whichever is earlier. We believe our research and development facilities, our pilot manufacturing facility, and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities.

Item 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters voted on.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

The executive officers and key employees of the Company and their respective ages and positions with the Company as of February 23, 2007 are as follows:

Name	Age	Position with Alexion
* Leonard Bell, M.D.	48	Chief Executive Officer, Secretary, Treasurer, Director
* David W. Keiser	55	President and Chief Operating Officer
* Stephen P. Squinto, Ph.D.	50	Executive Vice President and Head of Research
* Patrice Coissac	58	Senior Vice President General Manager and President of Alexion Europe SAS
* Thomas I.H. Dubin, J.D.	44	Senior Vice President and General Counsel
* Christopher F. Mojcik, M.D., Ph.D.	47	Senior Vice President, Clinical Development
NancyC. Motola, Ph.D.	54	Senior Vice President, Regulatory Affairs and Quality
Scott A. Rollins, Ph.D.	43	Senior Vice President, Drug Development and Project Management
Russell P. Rother, Ph. D.	46	Senior Vice President, Research
* Vikas Sinha, M.B.A., C.A.	43	Senior Vice President and Chief Financial Officer
Paul W. Finnegan, M.D, M.B.A.	46	Vice President, Global Commercial Operations and Development
David Hallal	40	Vice President, United States Commercial Operations
M. Stacy Hooks, Ph.D.	39	Vice President, Manufacturing and Technical Services
Barry P. Luke, M.B.A.	48	Vice President, Finance, Assistant Secretary
Daniel N. Caron	43	Executive Director, Operations and Engineering

*	These employees are officers for purposes of Section 16 of the Securities Exchange Act of 1934.

Leonard Bell, M.D. is the principal founder of Alexion, and has been a director of Alexion since February 1992 and the Company’s President and Chief Executive Officer, Secretary and Treasurer from January 1992. In April 2002, the title of President was transferred to David Keiser. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was a recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and 9 patent applications. Dr. Bell was also a director of The Medicines Company from May 2000 until April 2005. He also served as a director of the Biotechnology Research and Development Corporation from 1993 to 1997. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at Yale University School of Medicine.

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

Patrice Coissac, joined Alexion as Senior Vice President, General Manager and President of Alexion Europe SAS in November 2005. Mr. Coissac has a broad international background in the pharmaceutical industry. Most recently since mid 2004, he founded and ran his own consulting firm to serve the bio pharmaceutical companies in their strategic development. Previously he was President of Pharmacia SAS in France, a position he held from 1999 to mid 2003 when Pharmacia was acquired by Pfizer. While at Pharmacia, Mr. Coissac was responsible for the integration of Monsanto (Searle) with Pharmacia & Upjohn in France. During his tenure, sales grew almost three fold to €615 millions in 2002. Prior to joining Pharmacia, Mr. Coissac held several managerial positions at leading pharmaceutical companies including Head of Operations for Novartis, Belgium; and President of Boehringer Mannheim Therapeutics in France. Mr. Coissac also served as Senior Vice President, Marketing for global pharmaceutical operations at Corange International. And previously, he held several global marketing positions in Sandoz Pharmaceuticals: in Tokyo where he was posted during several years, in Switzerland in Sandoz World Headquarters and in France at the beginning of his career.

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

Nancy C. Motola, Ph.D., RAC has been the Senior Vice President, Regulatory Affairs and Quality since February 2004. Dr. Motola was Vice President, Regulatory and Quality from 1998 to January 2004. From 1991 to 1998, she served as Assistant, Associate and then Deputy Director, Regulatory Affairs for the Bayer Corporation Pharmaceuticals Division where she was responsible for regulatory aspects of product development and U.S. life-cycle management programs for cardiovascular, neuroscience, metabolic and oncology drugs. These programs included drugs targeting arthritis, cardiac disorders, stroke and cognitive dysfunction. Prior to Bayer, Dr. Motola held regulatory affairs positions of increasing responsibility at Abbott Laboratories from 1989 to 1991 and at E.R. Squibb and Sons, Inc. from 1987 to 1989. From 1983 to 1987, she was Research Investigator, Chemical Process Technologies at Squibb. Dr. Motola has been responsible for the filing of numerous Investigational New Drug Applications (INDs) and has filed New and Supplemental Drug Applications for marketing approval, resulting in marketed drugs. She also served as Chairperson of the Regulatory Sciences Section of the American Association of Pharmaceuticals Scientists (AAPS). Dr. Motola is Regulatory Affairs (RAC) certified and received her B.A. in Chemistry from Central Connecticut State University and M.S. and Ph.D. degrees in medicinal chemistry from the University of Rhode Island, College of Pharmacy.

Scott A. Rollins, Ph.D. is a co-founder of Alexion and has been Senior Vice President, Drug Development and Project Management since September 2002. From August 2000 to September 2002, Dr. Rollins was Vice President, Drug Development and Project Management. Dr. Rollins was Senior Director of Project Management and Drug Development from August 1999 to July 2000, Senior Director of Complement Biology from 1997 to 1999, Director of Complement Biology from 1996 to 1997, Principal Scientist from 1994 to 1996, and Staff Scientist from 1992 to 1994. Over the past 15 years at Alexion, Dr. Rollins has played a key role in the discovery, characterization and development of eculizumab and pexelizumab. Prior to 1992, Dr. Rollins was a postdoctoral research fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rollins is recognized as a leader in the field of Complement Biology and his work has led to over 50 scientific papers and patents. He received his B.S. in Cytotechnology and Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center.

Russell P. Rother, Ph.D. has been Senior Vice President, Research since August 2005, Vice President, Discovery Research from 2001 to 2005, Senior Director of Discovery Research from 1999 to 2001, Director of Gene Technologies from 1996 to 1999, Senior Staff Scientist from 1994 to 1996 and Staff Scientist from 1992 to 1994. As one of the original scientists at Alexion, Dr. Rother played a critical role in the engineering and development of Alexion’s current antibody therapeutics and continues to lead discovery efforts in the identification of new indications and targets. Dr. Rother was also primarily responsible for the initiation of the paroxysmal nocturnal hemoglobinuria (PNH) program and played a major role in its development to date. Prior to 1992, Dr. Rother was a Postdoctoral Research Fellow in the Department of Immunobiology at Yale University School of Medicine. Dr. Rother’s work has led to over 50 scientific papers and patents in the fields of hematology, complement biology, transplantation, autoimmunity, and gene therapy. Dr. Rother received a B.S. in Biology from Southwestern Oklahoma State University and a Ph.D. in Microbiology and Immunology from the University of Oklahoma Health Sciences Center in conjunction with the Oklahoma Medical Research Foundation.

Vikas Sinha, M.B.A., C.A. joined Alexion as Senior Vice President and Chief Financial Officer in September 2005. From June 1994 to August 2005, Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany, and Canada, most recently serving since February 2001 as Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation, USA. Mr. Sinha has been responsible for financial and business risk management, strategic planning, contracting, customer services, information systems, and supply chain and site administration in North America. Mr. Sinha was also a member of the Pharmaceutical Management Committee for North America. Prior to his appointment in the United States, Mr. Sinha was Vice President and Chief Financial Officer of Bayer Yakuhin Ltd., in Japan and Manager, Mergers and Acquisitions with Bayer AG in Germany. He began his career at Bayer in Toronto as part of an executive development program in the healthcare division. Prior to Bayer, Mr. Sinha held several positions of increasing responsibilities with ANZ Bank and Citibank in South Asia. Mr. Sinha holds a Masters of Business Administration from the Asian Institute of Management which included an exchange program with the University of Western Ontario (Richard Ivey School of Business). He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India.

Paul W. Finnegan, M.D., M.B.A. has been Vice President, Global Commercial Operations and Development since August 2006 and is responsible for global marketing, commercial development and partnerships, distribution, reimbursement and policy, business analytics, pharmacoeconomics, and professional and advocacy communications and relations. In addition, he is responsible for building Alexion subsidiaries in country markets outside of the U.S. and Europe. From July 2006 to February 2002, Dr. Finnegan was responsible for worldwide marketing and sales, business development, external relations, distribution, pricing and reimbursement, pharmaco-economics, strategic planning and corporate development. He joined Alexion in April 2001 as Executive Director of Commercial Operations. From 1999 to 2000, Dr. Finnegan was Senior Director, Global Medical Marketing at Pharmacia Corporation, formerly Searle. He joined Searle, a Monsanto company, as Director, Global Medical Marketing in 1998. At Searle, he was responsible for various pre-launch and launch initiatives in Japan, Asia-Pacific, Latin America and Canada for all therapeutic areas as well as contributing to the scale up of international operations and partnership management. From 1993 to 1997, Dr. Finnegan was Director and Partner of Toronto East General & Orthopedic Radiology Associates, LLC. Dr. Finnegan earned his M.B.A. with Honors, in Finance and Strategy, from the University of Chicago, Graduate School of Business. He also holds the degrees of M.D., C.M. from McGill University in Montreal and is a Fellow of the Royal College of Physicians, Canada.

David Hallal has been Vice President of US Commercial Operations since June 2006. Mr. Hallal is responsible for all Commercial Functions in the U.S. Market, including marketing, sales, and reimbursement/access. Prior to Alexion, from April 2004 to June 2006, Mr. Hallal was Vice President of Sales at OSI Eyetech where he led the U.S. launch of the first-in-class anti-VEGF therapy, Macugen for age-related macular degeneration. From August 2002 to February 2004, Mr. Hallal was Senior Director of Sales for Biogen Idec’s Immunology Sales Team, where he built a sales organization dedicated to the launch of the first-in-class biologic Amevive for psoriasis. For more than ten years starting in 1992, Mr. Hallal held various leadership positions at

Amgen, focusing on the blockbuster brands Epogen, Neupogen, Neulasta and Aranesp in the hematology and oncology marketplace. More specifically from April 1999 to August 2002, he served as the Southeast Oncology Sales Director and Oncology Health Systems Sales Director. From 1998 to 1999, Mr. Hallal served as Amgen’s Director of Oncology National Accounts. From 1992 to 1998, Mr. Hallal served in roles of escalating responsibility for the promotion of Epogen and Neupogen, including National Account Manager where he was responsible for forging relationships with many of the largest managed care organizations in the U.S. He holds a B.A. from the University of New Hampshire.

M. Stacy Hooks, Ph.D. has been Vice President Manufacturing and Technical Services since July 2006, Executive Director, Manufacturing and Technical Services from August 2004 to July 2006, Senior Director, Manufacturing and Technical Services from January 2004 to August 2004, and Director of Quality Control from December 2002 to January 2004. Dr. Hooks is responsible for managing the development, manufacturing, process validation, and testing of products. From 2001 to 2002, Dr. Hooks was a Director of Quality Assurance at Pharmacia, Inc. From 2000 to 2001, Dr. Hooks was the Director of Quality at QIAGEN, Inc., a multinational life sciences company. From 1996 to 2000 Dr. Hooks was employed at MedImmune, Inc., a biopharmaceutical firm, in increasing roles of responsibility, most recently as the Associate Director of Quality Control. Prior to MedImmune Dr. Hooks was employed at Biogen-IDEC. Dr. Hooks received his B.S. in Chemistry from Murray State University and a Ph.D. in Chemistry from Emory University.

Barry P. Luke, M.B.A. has been Vice President, Finance since September 1998 and Senior Director of Finance and Administration of Alexion from August 1995 to September 1998. Prior thereto he was Director of Finance and Accounting of the Company from May 1993 to August 1995. From 1989 to 1993, Mr. Luke was Chief Financial Officer, Secretary and Vice President-Finance and Administration at Comtex Scientific Corporation, a publicly held distributor of electronic news and business information. From 1985 to 1989, he was Controller and Treasurer of Softstrip, Inc., a manufacturer of computer peripherals and software. From 1980 to 1985, Mr. Luke was employed by General Electric Company where he held positions at GE’s Corporate Audit Staff after completing GE’s Financial Management Program. Mr. Luke received a B.A. in Economics from Yale University and an M.B.A. in management and marketing from the University of Connecticut.

Daniel N. Caron has been Executive Director, Operations and Engineering since August 2004. After joining the Company in 1992, Mr. Caron was Operations Manager from 1992 to 1993, Senior Operations Manager from 1993 to 1996, Director of Operations from 1996 to 1998, and Senior Director, Operations and Engineering from 1998 to 2004. Mr. Caron has been responsible for managing the engineering, build-out, and operations of the Company’s research, manufacturing, and administrative facilities. Prior to 1992, Mr. Caron was a research scientist at Imclone Systems, Inc., a biopharmaceutical firm. Mr. Caron received his B.A. in Biology, cum laude, from Adelphi University and M.S. in Biomedical Engineering from Polytechnic University of New York.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on The Nasdaq Stock Market, LLC under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq Stock Market, LLC for the periods indicated since August 1, 2004.

Fiscal 2005	High	Low
First Quarter (August 1, 2004 to October 31, 2004)	$19.20	$13.30
Second Quarter (November 1, 2004 to January 31, 2005)	$26.03	$17.27
Third Quarter (February 1, 2005 to April 30, 2005)	$26.96	$19.79
Fourth Quarter (May 1, 2005 to July 31, 2005)	$26.93	$20.28

2005 Transition Period
Five-Month Transition Period (August 1, 2005 to December 31, 2005)	$30.00	$18.37

Fiscal 2006
First Quarter (January 1, 2006 to March 31, 2006)	$38.40	$20.06
Second Quarter (April 1, 2006 to June 30, 2006)	$36.12	$30.10
Third Quarter (July 1, 2006 to August 31, 2006)	$38.68	$31.46
Fourth Quarter (September 1, 2006 to December 31, 2006)	$45.40	$34.84

As of February 15, 2007, we had 188 stockholders of record of our common stock and an estimated 5,000 beneficial owners. The closing sale price of our common stock on February 15, 2007 was $39.58 per share.

In November 2006, we sold 3,450,000 shares of common stock in a public offering at $43.00 per share, resulting in gross proceeds from the sale of approximately $148.3 million. We incurred underwriting discounts and commissions of approximately $8.1 million or $2.42 per share as well as other expenses, resulting in net proceeds of approximately $140.2 million. We will utilize the proceeds from this offering to fund general corporate obligations.

In August 2005, we sold 2,500,000 shares of our common stock in a registered offering at a price to the public of $26.75 per share resulting in net proceeds of approximately $64.5 million, net of underwriting discount, fees and other expenses of approximately $2.4 million related to the transaction. We used the proceeds from this offering to fund general corporate obligations.

In January 2005, we sold $150.0 million principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes, in a private placement to qualified institutional buyers pursuant to Rule

144A under the Securities Act of 1933, as amended. The interest rate on the notes is 1.375% per annum on the principal amount from January 25, 2005, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning August 1, 2005. The 1.375% Notes is convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock (equivalent to a conversion price of approximately $31.46 per share) per $1,000 principal amount of the 1.375% Notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the notes. We do not have the right to redeem any of the 1.375% Notes prior to maturity.

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

The net proceeds of approximately $145.2 million from the sale of the 1.375% Notes were used to redeem our entire outstanding $120.0 million principal amount of 5.75% Notes and for general corporate purposes. On March 15, 2005, we redeemed all of the 5.75% Notes outstanding at the redemption price of 101.643% for each $1,000 principal amount of 5.75% Notes. We paid a redemption premium related to these notes of approximately $2.0 million. The remaining balance of deferred financing costs related to the 5.75% Notes was approximately $1.2 million at the redemption date. The difference between the amount paid, including the redemption premium, and the carrying value of the notes, including the remaining deferred financing costs, was recognized as a $3.2 million loss from early extinguishment of convertible notes.

Except as provided below, we did not make any repurchases of common stock during the year ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 1 to October 31	—	—	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	6,919	40.39	—	—

Total	6,919	40.39	—	—

The Company currently does not have a stock repurchase plan. All share exchanges made during the year ended December 31, 2006 were done through open-market transactions.

DIVIDEND POLICY

We have never paid cash dividends. We do not expect to declare or pay any dividends on our common stock in the near future. We intend to retain all earnings, if any, to invest in our operations. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	5,337,252	$26.69	6.2 years	1,054,177
Equity compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all of our equity compensation plans, including our 2004 Incentive Plan. No shares of common stock are available for future issuance under any of our equity compensation plans, except the 2004 Incentive Plan.
(2)	Does not include 35,211 shares of common stock to be issued upon exercise of options granted under Prolifaron Inc. 1999 Long Term Incentive and Stock Option Plan with a weighted vested average exercise price of $45.45 per share. The stock options granted under this plan were converted into options to acquire shares of our common stock in connection with our acquisition of Prolifaron in September 2000. No subsequent grants of options will be made under this plan. In addition, this does not include 133,500 restricted shares outstanding that were issued under the 2004 Incentive Plan.
(3)	The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

THE COMPANY’S STOCK PERFORMANCE

The following graph compares cumulative total return of the Company’s Common Stock with the cumulative total return of (i) the NASDAQ Stock Market-United States, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on July 31, 2001 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Stock Market-United States and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends.

CUMULATIVE TOTAL RETURN

	7/01	7/02	7/03	7/04	7/05	12/05	12/06
Alexion Pharmaceuticals, Inc.	100.00	83.79	90.82	86.01	140.68	109.40	218.21
NASDAQ Stock Market (U.S.)	100.00	68.03	87.94	97.38	113.04	115.92	131.81
NASDAQ Biotechnology	100.00	60.84	90.98	86.42	104.19	109.64	107.92

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. (amounts in thousands, except per share amounts)

	Year Ended December 31, 2006	Five Month Period Ended December 31,		Year Ended July 31,
		2005	2004	2005	2004	2003
			(Unaudited)
Contract research revenues	$1,558	$664	$245	$1,064	$4,609	$877

Operating expenses:
Research and development	83,225	48,238	31,914	91,388	59,840	71,042
General and administrative	54,879	12,763	6,160	18,951	14,459	10,869
Impairment of fixed assets	539	—	—	—	760	2,560

Total operating expenses	138,643	61,001	38,074	110,339	75,059	84,471

Operating loss	(137,085)	(60,337)	(37,829)	(109,275)	(70,450)	(83,594)
Other income (expense)	5,198	1,931	2,407	(240)	(4,336)	(1,885)
State tax benefit	373	450	61	765	691	1,012

Net Loss	$(131,514)	$(57,956)	$(35,361)	$(108,750)	$(74,095)	$(84,467)

Basic and diluted net loss per common share	$(4.15)	$(1.90)	$(1.28)	$(3.90)	$(3.43)	$(4.64)

Shares used in computing net loss per common share	31,701	30,523	27,685	27,852	21,622	18,209

Consolidated Balance Sheet Data:

	As of December 31,			As of July 31,
	2006	2005	2004	2005	2004	2003
			(Unaudited)
Cash, cash equivalents, and marketable securities	$250,148	$212,456	$232,498	$195,404	$266,501	$215,410
Total current assets	222,841	217,551	235,883	201,162	276,333	220,910
Total assets	333,537	262,711	281,221	248,122	319,575	267,227
Notes payable	—	—	—	—	3,920	3,920
Capital leases	350	217	—	224	—	—
Mortgage loan	26,000	—	—	—	—	—
Convertible subordinated notes	150,000	150,000	120,000	150,000	120,000	120,000
Total stockholders’ equity	124,677	81,890	138,505	67,671	172,522	120,286

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (amounts in thousands, except per share data)

This report contains forward-looking statements, which involve risks and uncertainties. Such statements are subject to certain factors, which may cause our plans and results to differ significantly from plans and results discussed in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled item 1A “Risk Factors”.

Overview

We are a biotechnology company working to develop and deliver life-changing drug therapies for patients with serious and life-threatening medical conditions. We are engaged in the discovery and development of therapeutic products aimed at treating patients with a wide array of severe disease states, including hematologic diseases, cancer, and autoimmune disorders. Since our incorporation in January 1992, we have devoted substantially all of our resources to drug discovery, research, and product and clinical development. Since September 2005, we have formed a number of wholly-owned foreign and domestic entities to support commercial and regulatory operations. In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island, for the future commercial production of our products.

In September 2006, we filed a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, and a European Marketing Authorization Application, or MAA, in Europe, for Soliris™ (eculizumab) for the treatment of a rare, life-threatening blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH. The Phase III clinical development program for Soliris™ (eculizumab) in PNH is comprised of two Phase III clinical trials, known as TRIUMPH and SHEPHERD. The FDA agreed to the design of the protocols for these two trials under the Special Protocol Assessment, or SPA, process. TRIUMPH is a placebo-controlled efficacy trial and SHEPHERD is an open-label, non-placebo controlled safety trial with efficacy secondary endpoints. In January 2006, we reported positive results from TRIUMPH, which results were later published in the September 2006 issue of the New England Journal of Medicine. All pre-specified, primary and secondary endpoints in the TRIUMPH trial were achieved with statistical significance. In December 2006, we reported positive results from SHEPHERD. Soliris™ (eculizumab) appeared to be safe and well tolerated during the twelve month SHEPHERD trial, and all pre-specified primary and secondary efficacy endpoints in the SHEPHERD trial were achieved with statistical significance. Data from TRIUMPH and SHEPHERD served as the primary basis for the BLA and MAA submitted in the United States and Europe, respectively.

In November 2006, we received priority review designation for the Soliris™ (eculizumab) BLA from the FDA. Priority review status is granted by the FDA to products that, if approved, would be a significant improvement over existing therapies. Similarly, in August 2006, we announced that our Soliris™ (eculizumab) MAA was granted accelerated assessment by the European Medicines Agency, or EMEA, in Europe. Review under the Accelerated Assessment Procedure is provided by the EMEA for medicinal products of major therapeutic interest and shortens the timeframe for review by that agency. In November 2006, we also announced that the EMEA had validated the Soliris MAA allowing for commencement of the review process.

In addition to our Phase III PNH clinical program, we are conducting the following efforts: (1) the EMBRACE Expanded Access Trial, (2) the EXPLORE diagnostics trial and (3) a global Patient Registry for PNH patients. The EMBRACE trial (The Paroxysmal Nocturnal Hemoglobinuria Early Access Treatment Protocol) was initiated in December 2006 to provide the investigational agent eculizumab in the United States to

PNH patients in accordance with a Treatment Protocol authorized by the FDA. Treatment Protocols are designed to make promising investigational agents available for patients with serious or life-threatening diseases for which there are no comparable or satisfactory alternative therapies, before general marketing is authorized. We initiated the EXPLORE trial in August 2006 to investigate the frequency and clinical characteristics of undiagnosed PNH patients who have been diagnosed with other bone marrow failure diseases such as aplastic anemia and myelodysplasia. The global PNH Patient Registry involves the study of the natural history of PNH.

In addition to PNH, we are considering the evaluation of other potential indications for Soliris™ (eculizumab) as well as other formulations of eculizumab for additional clinical indications, and we are actively pursuing development of other antibody product candidates in early stages of development. During 2006, we completed a final Phase III trial of another product candidate known as pexelizumab with our partner for this product, Procter and Gamble Pharmaceuticals. After reviewing results from that trial, we along with Procter & Gamble Pharmaceuticals, have determined not to pursue further development of pexelizumab.

To date, we have not received any revenues from the sale of our products. We have incurred operating losses since our inception. As of December 31, 2006, we had an accumulated deficit of approximately $637,723. We expect to incur substantial operating losses for the next several years due to expenses associated with product research and development, pre-clinical studies and clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and other infrastructure support costs. We may need to obtain additional financing to cover these costs.

In November 2006, we sold 3,450,000 shares of our common stock in a registered offering at a price to the public of $43.00 per share resulting in proceeds of approximately $140,229, net of underwriting discount, fees and other expenses. We intend to use the net proceeds from this offering for general corporate purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity. We do indemnify certain third parties against liabilities they may incur in connection with the manufacturing, development, or sale of our drug candidates.

In January 2005, we sold $150,000 principal amount of 1.375% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. If the holder elects to convert its 1.375% Notes upon the occurrence of a designated event, the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 per $1 principal amount).

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

Inventories—Inventories are stated at the lower of cost or estimated realizable value, with cost determined under the first-in, first-out, or FIFO, method. Our policy is to capitalize inventory costs associated with our products, subsequent to the filing of our Biologics License Application, or BLA, but prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We assess the regulatory approval process and where the particular product stands in relation to that approval process. Our assessment includes any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication for which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize.

There is a risk inherent in these judgments, and we would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. These reserves are determined based on significant estimates.

A substantial amount of our current Soliris™ (eculizumab) inventory was manufactured early enough in the regulatory process that we determined to expense the full manufacturing cost. Approximately 100 patient years of Soliris™ (eculizumab) inventory is sellable and fully expensed.

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

Goodwill—Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets, and is not amortized. We test goodwill for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount of goodwill might not be recoverable. No impairment charge resulted upon the adoption of this standard or as a result of our annual impairment assessment. The first step of the review is to compare the fair market capitalization of Alexion, annually in November, to our net stockholders’ equity. If fair market capitalization is greater than net stockholders’ equity, then no impairment charges are necessary. The analysis is impacted by the price of the stock on the date of the test. Impairment charges, if any, will be recorded as a component of operating expenses in the period in which the impairment is determined.

Prepaid Manufacturing Costs—Cash advances paid by us to secure future long-term manufacturing production at third-party contract manufacturers are recorded as prepaid manufacturing costs. These costs are recognized over the period of manufacturing production on a unit of production method. The cash advances are subject to refund if the manufacturing facility is unavailable as scheduled or forfeiture if we terminate the scheduled production.

We evaluate the prepaid manufacturing costs against estimated net realizable value, or NRV. If estimated NRV were to be negative, all or a portion of the prepaid manufacturing cost may have to be recognized as an expense. Our calculation of NRV involves estimates of expected sales volume, sales price, and market penetration of the product in question.

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

Stock Based Compensation—We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective August 1, 2005. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. We have elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in the periods after the date of adoption. Due to our net loss position, a windfall tax benefit was not realized during the period. As of December 31, 2006, there was $30,713 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2 years.

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

We continually seek to refine and improve our assumptions used to measure the value of employee stock options.

Foreign Currency Translation—For our foreign subsidiary with a functional currency different from U.S. dollars, we translate its financial statements into U.S. dollars using the current exchange rate at each balance sheet date for assets and liabilities the average exchange rate prevailing during each period for revenues and expenses, and the historical exchange rate for our investments in our foreign subsidiary. Adjustments from translating these financial statements into U.S. dollars are included in “Accumulated other comprehensive loss.”

Results of Operations

On December 9, 2005, our Board of Directors approved a change of our fiscal year end from July 31 to December 31. The five months results reported relate to the transition period ended December 31, 2005.

The following table sets forth consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this annual report. (amounts in thousands, except per share data)

	Year Ended December 31,		Five Month Period Ended December 31,		Year Ended July 31,
	2006	2005	2005	2004	2005	2004
		(Unaudited)		(Unaudited)
Contract research revenues:
P&G	$588	$588	$245	$245	$588	$4,588
U.S. government grants	870	894	419	—	476	21
Other revenue	100	—	—	—	—	—

Total revenues	1,558	1,482	664	245	1,064	4,609

Research and development expenses:
Clinical development	32,262	52,473	21,966	12,810	43,314	20,398
Manufacturing and manufacturing development	4,794	23,430	10,714	8,119	20,835	14,027

Product development	37,056	75,903	32,680	20,929	64,149	34,425
Payroll and benefits	30,061	21,202	10,481	6,662	17,397	14,749
Discovery research	8,214	2,572	1,620	1,479	2,431	3,592
Operating, occupancy, depreciation, and amortization	7,894	8,078	3,457	2,844	7,411	7,074

Total research and development expenses	83,225	107,755	48,238	31,914	91,388	59,840
General and administrative	54,879	25,509	12,763	6,160	18,951	14,459
Impairment of fixed assets	539	—	—	—	—	760

Total operating expenses	138,643	133,264	61,001	38,074	110,339	75,059

Operating loss	(137,085)	(131,782)	(60,337)	(37,829)	(109,275)	(70,450)
Other income (expense):
Investment income	8,076	6,633	3,123	1,756	5,266	3,373
Interest expense	(2,837)	(4,164)	(1,192)	(3,153)	(6,125)	(7,709)
Gain from extinguishment of note payable	—	—	—	3,804	3,804	—
Loss on early extinguishment of debt	—	(3,185)	—	—	(3,185)	—
Other	(41)	—	—	—	0	—

Total other income (expense)	5,198	(716)	1,931	2,407	(240)	(4,336)

State tax benefit	373	1,154	450	61	765	691

Net loss	$(131,514)	$(131,344)	$(57,956)	$(35,361)	$(108,750)	$(74,095)

Basic and diluted net loss per common share	$(4.15)	$(4.30)	$(1.90)	$(1.28)	$(3.90)	$(3.43)

Comparison of the Years Ended December 31, 2006 and 2005

(amounts in thousands, except per share amounts)

We earned revenues of approximately $1,558 and $1,482 for the years ended December 31, 2006 and 2005, respectively. Revenue reflects the amortization of deferred revenue resulting from cash received from P&G under our collaboration for the development and commercialization of pexelizumab, U.S. government funded research grant revenue related to our research programs, and a nonrefundable fee for exclusive access to our xenotransplantation technologies, a program that was terminated in October 2003.

During the year ended December 31, 2006, we incurred research and development expenses of $83,225 compared to the same period in 2005 where we incurred research and development expenses of $107,755. We report research and development costs by the category in which they are incurred, rather than by project. Our research and development costs consist primarily of payroll and benefits costs, product development costs, discovery research costs, depreciation and amortization expense, and occupancy related facility-operating costs. Product development costs consist of pre-clinical costs, clinical trial costs and other clinical-related development costs, manufacturing development and manufacturing costs.

The $24,530 decrease in research and development expenses resulted primarily from a significant decrease in clinical development and manufacturing expenses costs, $20,211 and $18,636, respectively, related to the termination of the pexelizumab programs. These decreases in total research and development were partially offset by substantial increases in payroll and benefits costs of $8,859, which were primarily impacted by the adoption of SFAS 123R and the resulting expensing of employee stock options grants as well as increased headcount to support our research and drug development activities. In addition, research and discovery expenses increased by approximately $5,642, primarily related to development activities related to our PNH programs.

We anticipate that expenses for research and development will remain at a significant level in 2007 as critical and substantive clinical trials near their completion and as we may initiate development of other promising candidates.

During the year ended December 31, 2006, we incurred general and administrative expenses of $55,418, which include impairment costs of $539, compared to the same period in 2005 where we incurred general and administrative expenses of $25,509 The increase in general and administrative expenses of $29,909 from 2005 to 2006 was due principally to increased pre-commercial activities associated with Soliris™ in the U.S. as well as in Europe, increased headcount in support of our operations, and $7,087 of expenses related to the closure of Alexion Antibody Technologies, Inc.

Excluding the effect of the closure of Alexion Antibody Technologies, we expect that general and administrative costs will increase in fiscal 2007 as we continue to put in place the commercial organization and infrastructure required to bring Soliris™ to market.

Total operating expenses were $138,643 and $133,264 for the years ended December 31, 2006 and 2005, respectively.

Investment income was $8,076 for the year ended December 31, 2006 compared to $6,633 for the same period in 2005, reflecting higher market interest rates and higher principal amounts. Interest expense decreased to $2,799 from $4,164, impacted by the lower coupon rate of the convertible debt of $150,000 principal amount of

1.375% convertible senior notes, or 1.375% Notes, following redemption of our $120,000 principal amount of 5.75% convertible subordinated notes, or 5.75% Notes, in March 2005.

A state tax benefit of $373 and $450 was recognized for the years ended December 31, 2006 and 2005, respectively, resulting from our estimated exchange of our December 31, 2006 and 2005 incremental research and development tax credits.

As a result of the above factors, we incurred net losses of $131,514 and $131,344 or $4.15 and $4.30 basic and diluted net loss per share for the years ended December 31, 2006 and 2005, respectively.

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

Investment income was $3,123 for the five months ended December 31, 2005 compared to $1,756 for the same period in 2004, reflecting higher market interest rates and a higher principal balance. The higher principal balance is a result of the August 2005 issuance of 2,500,000 shares of common stock in a public offering at $26.75 per share, resulting in net proceeds from the sale of $64,530, as well as an increase in convertible debt due to the sale of $150,000 principal amount of 1.375% convertible senior notes, or 1.375% Notes, in January 2005, which was partially offset by the redemption of our $120,000 principal amount of 5.75% convertible subordinated notes, or 5.75% Notes, in March 2005. Interest expense decreased to $1,192 from $3,153, impacted by the lower coupon rate of the 1.375% Notes.

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

Investment income was $5,266 for the year ended July 31, 2005 compared to $3,373 for the year ended July 31, 2004. The increase in investment income of $1,893 in 2005 resulted primarily from higher interest rates and higher principal amounts. Interest expense was $6,125 for the year ended July 31, 2005 compared to $7,709 for the year ended July 31, 2004. The decrease in interest expense in fiscal 2005 is attributable to the lower interest rate for the 1.375% Notes issued in January 2005, which replaced the previous outstanding notes with a rate of 5.75%. We recorded a $3,185 loss from early extinguishment of the 5.75% Notes, which consisted of the write-off of the remaining balance of non-refundable deferred financing costs of approximately $1,200 and the redemption premium of approximately $2,000.

During the first fiscal quarter of 2005, we recorded a net gain to other income of $3,804 to complete the termination of the Unigraft xenotransplantation program at Columbus Farming Corporation, or CFC. This consisted of the extinguishment of the $3,900 note payable used to purchase the xenotransplantation assets and the extinguishment of the accrued interest of $300 on the note, partially offset by the transfer to Tyco International, Ltd., or Tyco, of the remaining assets of $450 used to secure the note.

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

As of December 31, 2006, cash, cash equivalents, and marketable securities were $250,148 compared with $212,456 at December 31, 2005. The increase was primarily due to the issuance of 3,450,000 shares of common stock in a public offering at $43.00 per share, resulting in gross proceeds from the sale of $148,350. We incurred underwriting discounts and commissions of $7,788, or $2.26 per share as well as other expenses, resulting in net proceeds of $140,229, which was substantially offset by cash used to fund operating activities.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2006 was $109,914. The decrease compared to the balance as of December 31, 2005 is primarily due to working capital fluctuations driven by increased prepaid expenses and inventory balances and decreased accrued expense balance, offset partly by increased accounts payable balance.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2006 was $53,907. This included $119,357 of proceeds from the maturity or sale of marketable securities, net of purchases of marketable securities, offset by property, plant and equipment additions of $31,856 and increases in restricted cash of $33,594.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2006 was $179,324, consisting of proceeds from the sale of common stock of $140,229, proceeds from the mortgage loan of $26,000 and the exercise of stock options of $13,598, offset by the acquisition of 6,919 treasury shares at a cost of $279 and payment on capital leases of $224.

Sufficiency of Cash Resources

We anticipate that our existing capital resources as of December 31, 2006, as well as cash from investment income earned on available cash and marketable securities should provide us with adequate resources to fund our operating expenses and capital requirements as currently expected for the next eighteen months. We may pursue additional stock offerings, debt or other sources of funding to finance our operations.

Contractual Obligations

Our contractual obligations include our $150,000 1.375% Convertible Senior Notes due February 2012, or 1.375% Notes, our $26,000 mortgage loan due August 2016 with a fixed annual interest rate of 9.17%, our annual payments of approximately $4,000 for operating and capital leases, principally for facilities and equipment, and an open letter of credit of $200 which serves as a security deposit on our facility in Cheshire, Connecticut.

The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	(in millions)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual obligations:
Convertible notes payable	$150.0	$—	$—	$—	$150.0
Mortgage loan	26.0	—	2.9	6.9	16.2
Interest expense	25.7	4.5	8.9	7.7	4.6
Capital and operating leases	26.4	3.8	6.3	5.1	11.2

Total contractual obligations	$228.1	$8.3	$18.1	$19.7	$182.0

Commercial commitments:
Clinical and manufacturing development	$55.1	$27.8	$27.3	$—	$—
Licenses	3.5	1.2	1.1	0.8	0.4
Research and development	0.1	0.1	—	—	—

Total commercial commitments	$58.7	$29.1	$28.4	$0.8	$0.4

Convertible Senior Notes

In January 2005, we sold $150,000 principal amount of 1.375% Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 1.375% per annum on the principal amount from January 25, 2005, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning August 1, 2005. The 1.375% Notes is convertible into our common stock at an initial conversion rate of 31.7914 shares of common stock per $1 principal amount of 1.375% Notes, subject to adjustment (equivalent to a conversion price of approximately $31.46 per share). We do not have the right to redeem any of the 1.375% Notes prior to maturity.

We do not have financial covenants related to our 1.375% Notes. However, there are certain designated events which could occur such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market. If the holder elects to convert its 1.375% Notes upon the occurrence of a designated event, the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 shares per $1 principal amount).

We incurred deferred financing costs related to this offering of the 1.375% Notes of approximately $4,800, which are recorded in the consolidated balance sheet and are being amortized as a component of interest expense over the seven-year term of the notes.

Purchase of Manufacturing Facility

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

Mortgage Loan

In July 2006, our wholly owned affiliate Alexion Manufacturing, LLC, entered into a mortgage loan agreement to borrow $26,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. The mortgage loan bears interest at a fixed annual rate of 9.17% and all obligations under the loan agreement are guaranteed by Alexion Pharmaceuticals, Inc. The loan principal is required to be repaid in equal monthly instalments of $289, starting March 2009 and until August 2016, at which time all outstanding balances are due. The loan may not be prepaid in whole or in part prior to July 2009. After that date the loan can be prepaid in whole, but not in part, and must include a prepayment premium as described in the loan agreement. Under the terms of the agreement, among other things, Alexion Manufacturing, LLC is restricted with respect to additional borrowings, leasing arrangements and mergers. In the event that approval to market Soliris™ (eculizumab) has not been obtained before December 31, 2007, Alexion Manufacturing LLC must deliver an acceptable letter of credit to the lender for the amount of $13,000. Also, included in the loan agreement are certain provisions which, if satisfied, would allow for additional borrowings of up to $9,000.

Under the terms of the agreement, among other things, Alexion Manufacturing is restricted with respect to additional borrowings, leasing arrangements and mergers. Alexion Manufacturing also may not modify, amend, or waive material obligations with respect to, or terminate, material agreements or proprietary rights, or engage in any business other than ownership and operation of facility. Alexion Pharmaceuticals, Inc. may not, among other things, liquidate wind-up or dissolve as long as the guarantee remains in effect.

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

Capital Leases

We currently lease office equipment under capital lease agreements expiring in 2010. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. The interest rate on the above capital lease is 22.1% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease.

Operating Leases

Our operating leases are principally for facilities and equipment. We lease our headquarters and research and development facility in Cheshire, Connecticut. The lease, which had an initial term of ten years and six months, expiring in December 2010, was extended in August 2006 to expire in July 2017. At this site, we lease a total of 129,000 square feet of space. We pay a pro rata percentage of real estate taxes and operating expenses. Our pilot manufacturing plant, which may be used for producing compounds for some of our current and anticipated clinical trials, is located in New Haven, Connecticut and encompasses approximately 33,000 square feet of labs and offices. The lease in New Haven has an initial term ending in October 2007 with three options to extend for one year each. Alexion Antibody Technologies, Inc., our wholly-owned subsidiary, leases approximately 17,000 square feet of labs, office space, and unimproved storage in San Diego, California. The lease in San Diego expires in August 2012. We believe our research and development facilities and pilot manufacturing facility, together with third party manufacturing facilities, will be adequate for our current ongoing activities.

Commercial Commitments

Our commercial commitments consist of cancelable research and development, licenses, operations, clinical development including clinical trials, and manufacturing cost commitments along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs (assuming we utilize our long-term commercial scale product manufacturing capacity), which may or may not be realized, are contingent upon our clinical development programs’ progress as well as our commercialization plans. Our commercial commitments are represented principally by our agreement with Lonza Biologics, PLC and our collaboration with Procter & Gamble Pharmaceuticals.

Lonza Agreement

The Large-Scale Product Supply Agreement dated December 18, 2002, or the Lonza Agreement, between Lonza Biologics PLC, or Lonza, and us, relating to the manufacture of our product candidate Soliris™ (eculizumab), was amended, or the Lonza Amendment, in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture Soliris™ is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10,000 by us to Lonza relating to achievement of Soliris™ sales milestones and of up to $15,000 payable by us relating to manufacturing yields achieved by Lonza are eliminated. In August 2004, we paid Lonza an additional $3,500 as a non-refundable advance under the Lonza Amendment. In addition, the amounts we would be required to pay in connection with a voluntary termination of the Lonza Agreement by us have been changed. Under the current Agreement, if we terminate the Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

P&G Pharmaceuticals Collaboration

In January 1999, we and Procter & Gamble Pharmaceuticals, or P&G, entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense.

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

During 2006, we completed a final Phase III trial of pexelizumab. After reviewing results from that trial, we along with P&G, have determined not to pursue further development of pexelizumab.

Under terms of our MOU we may be obligated to reimburse P&G for 50% of cancellation costs under P&G’s third-party pexelizumab manufacturing contract. Our portion of those cancellation costs amounts to approximately $2,000.

Additional Payments

Additional payments, aggregating up to approximately $8,243, would be required if we elect to continue development under our current pre-clinical development programs and if specified development milestones are reached (including achievement of commercialization). Approximately $2,380 of these costs may be incurred in the next three years.

Taxes

At December 31, 2006, we have available for federal tax reporting purposes, net operating loss carry forwards of approximately $618,061 which expire from 2007 through 2026. We also have federal and state research and development credit carry forwards of approximately $21,891 which expire from 2008 through 2026. The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carry forwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered. However, such limitation is not expected to result in the loss of the federal net operating loss and research and development credit carry forward.

Recently Issued Accounting Standards

In July 2006, the FASB approved the issuance of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes (as amended).” This Interpretation clarifies the accounting for uncertain income tax positions in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Additionally, this Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for reporting periods beginning after December 15, 2006 with earlier application permitted. For Alexion, the effective date will be the first quarter of 2007. Management is evaluating the impact of adopting this accounting standard on our financial position and results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(amounts in thousands, except per share data)

As of December 31, 2006, we held approximately 77% of our cash and investments in financial instruments with original maturity dates of three months or less which includes restricted cash, 6% in financial instruments with original maturity dates of greater than three months and less than one year, and the remaining 17% in financial instruments with original maturity dates of equal to or greater than one year and less than two years. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. We estimate that a change of 100 basis points in interest rates would result in an increase or decrease of approximately $257 in the fair value of our cash and investments, which had a weighted average duration of approximately 1 month at December 31, 2006.

Our outstanding long-term liabilities as of December 31, 2006 included our $150,000, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be affected by interest rate changes. As of December 31, 2006, the market value of our $150,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $217,125.

In July 2006, Alexion Manufacturing borrowed $26,000 to purchase and finance construction of the Smithfield, Rhode Island manufacturing facility. The loan bears interest at a fixed rate. Accordingly, any changes in the interest rate will not affect our future payments on the loan.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,) as of December 31,

2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

Management utilized the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. Based on the assessment, management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.

We have expended significant resources in achieving compliance with Section 404 of the Sarbanes-Oxley Act. Through internal resources and the assistance of outside consultants, we developed and executed a plan to evaluate, document, test and improve, where necessary, our internal control over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On February 23, 2007, the Company entered into the Amendment No. 4 to the Rights Agreement, dated as of February 14, 1997 by and between the Company and Continental Stock Transfer & Trust Company, as amended, to, among other things, provide that (a) the term of the Rights Agreement expires on March 6, 2017 and (b) the purchase price for each one one-hundredth of a share of preferred stock to be issued pursuant to the exercise of a right to purchase junior participating cumulative preferred stock is $300.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is provided under the caption entitled “Executive Officers and Key Employees of the Company” in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information required by this item with respect to our directors and our audit committee and audit committee financial expert will be set forth in our definitive Proxy Statement under the captions “General Information About the Board of Directors” and “Election of Directors”, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

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

CODE OF ETHICS

We have adopted a Code of Ethics, or our Code of Ethics, that applies to directors, officers and employees and complies with the requirements of Item 406 of Regulation S-K and the listing standards of the Nasdaq Global Market. Our Code of Ethics is located on our website (www.alexionpharm.com). Any amendments or waivers to our Code of Ethics will be promptly disclosed on our website and as required by applicable laws, rules and regulations of the Securities and Exchange Commission and Nasdaq.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

PART IV

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be set forth in our definitive Proxy Statement under the caption “Independent Registered Public Accounting Firm”, to be filed within 120 days after the end of the year ended December 31, 2006 covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

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

(3)	Exhibits:

2.1	Agreement and Plan of Merger by and among Alexion Pharmaceuticals, Inc., PI Acquisition Company, Inc., and Prolifaron, Inc., dated September 22, 2000. (1)

3.1	Certificate of Incorporation, as amended. (13)

3.2	Bylaws, as amended. (12)

4.1	Specimen Common Stock Certificate. (2)

4.2	Form of Amended and Restated Senior Debt Indenture dated as of May 7, 2004 between Alexion Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. (16)

4.3	Form of Amended and Restated Subordinated Debt Indenture dated as of May 7, 2004 between Alexion Pharmaceuticals, Inc. and U.S. Bank National Association, as trustee. (16)

4.4	Rights Agreement between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer & Trust Company, Rights Agent, dated as of February 14, 1997. (17)

4.5	Amendment No. 1 to Rights Agreement, dated as of September 18, 2000, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company. (18)

4.6	Amendment No. 2 to Rights Agreement, dated as of December 12, 2001, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company, which includes as Exhibit B the form of Right Certificate. (19)

4.7	Amendment No. 3 to Rights Agreement, dated as of November 16, 2004, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company. (20)

4.8	Indenture between Alexion Pharmaceuticals, Inc. and U.S. Bank National Association relating to Alexion Pharmaceuticals, Inc.’s 1.375% Convertible Senior Notes due 2012. (21)

4.9	Registration Rights Agreement between Alexion Pharmaceuticals, Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., SG Cowen & Co., LLC and J.P. Morgan Securities Inc. (21)

4.10	Amendment No. 4 to Rights Agreement, dated February 23, 2007, between Alexion Pharmaceuticals, Inc. and Continental Stock Transfer and Trust Company.

10.1	Employment Agreement, dated as of February 14, 2006, between the Company and Dr. Leonard Bell. (10)

10.2	Employment Agreement, dated as of February 14, 2006, between the Company and David W. Keiser. (10)

10.3	Employment Agreement, dated as of February 14, 2006, between the Company and Dr. Stephen P. Squinto. (10)

10.4	Employment Agreement, dated as of February 14, 2006, between the Company and Vikas Sinha. (10)

10.5	Employment Agreement, dated November 7, 2005, between the Company and Patrice Coissac. (24)

10.6	Form of Employment Agreement (Senior Vice Presidents). (10)

10.7	Severance Letter Agreement, dated as of November 7, 2005, by and between Alexion Europe SAS and Patrice Coissac. (24)

10.8	Administrative, Research and Development Facility Lease, dated May 9, 2000, between the Company and WE Knotter L.L.C. (3)

10.9	Company’s 1992 Stock Option Plan, as amended. (9)

10.10	Company’s 2000 Stock Option Plan, as amended. (12)

10.11	Company’s 1992 Outside Directors Stock Option Plan, as amended. (5)

10.12	Company’s 2004 Incentive Plan. (14)

10.13	Exclusive License Agreement dated as of June 19, 1992 among the Company, Yale University and Oklahoma Medical Research Foundation. (2)

10.14	License Agreement dated as of September 30, 1992 between the Company and Yale University, as amended July 2, 1993. (2)+

10.15	Exclusive Patent License Agreement dated April 21, 1994 between the Company and the National Institutes of Health (2)

10.16	License Agreement dated as of January 10, 1995 between the Company and Yale University. (2)

10.17	License Agreement dated as of May 27, 1992 between the Company and Yale University, as amended September 23, 1992. (2)+

10.18	License Agreement dated March 27, 1996 between the Company and Medical Research Council. (5)+

10.19	License Agreement dated May 8, 1996 between the Company and Enzon, Inc. (5)+

10.20	Asset Purchase Agreement date as of February 9, 1999 between the Company and United States Surgical Corporation. (6)

10.21	Collaboration Agreement dated January 25, 1999 between the Company and the Procter & Gamble Company, as amended. (6)+

10.22	Binding Memorandum of Understanding dated December 11, 2001 between the Company and the Procter & Gamble Company. (7)+

10.23	Research and Development Facility lease, dated February 1, 2002, between the Company and PMSI SRF L.L.C. (8)

10.24	Large-Scale Product Supply Agreement, dated December 18, 2002, between the Company and Lonza Biologics plc., as amended. (13)+

10.25	Industrial Real Estate lease, dated January 1, 2003, between the Company and SP-K Development, LLC. (9)

10.26	Co-Development and Co-Commercialization Agreement between the Company and XOMA (US) LLC, dated December 17, 2003. (11)+

10.27	Form of Stock Option Agreement for Directors. (14)

10.28	Form of Stock Option Agreement for Executive Officers (Form A). (22)

10.29	Form of Stock Option Agreement for Executive Officers (Form B). (22)

10.30	Form of Restricted Stock Award Agreement for Executive Officers (Form A). (23)

10.31	Form of a Stock Option Agreement for named executive officer(s) of Alexion Europe SAS. (24)

10.32	Form of a Restricted Stock Agreement for named executive officer(s) of Alexion Europe SAS. (24)

10.33	Purchase and Sale Agreement by and between The Dow Chemical Company and Alexion Manufacturing LLC, dated as of April 13, 2006, as amended. (25)

10.34	Loan and Security Agreement between Alexion Manufacturing LLC and iStar Financial Inc., dated as of July 11, 2006. (25)

10.35	Completion, Payment, and Performance Guarantee by Alexion Pharmaceuticals, Inc. in favor of iStar Financial Inc., dated as of July 11, 2006. (25)

10.36	Construction Mortgage Deed, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dating as of July 11, 2006 by Alexion Manufacturing LLC in favor of iStar Financial Inc. (25)

10.37	Environmental Indemnity Agreement by and among Alexion Manufacturing LLC, Alexion Pharmaceuticals, Inc. in favor of iStar Financial Inc., dated as of July 11, 2006. (25)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (13)

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

(1)	Incorporated by reference to our report on Form 8-K, filed on October 3, 2000.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).
(3)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.
(4)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71985) filed on February 8, 1999.
(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1999.
(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2002.
(9)	Incorporated by reference to our quarterly report on form 10-Q for the quarter ended January 31, 2003
(10)	Incorporated by reference to our Report on Form 8-K filed on February 16, 2006.
(11)	Incorporated by reference to our report on Form 8-K/A, filed on March 22, 2004.
(12)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.
(13)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.
(14)	Incorporated by reference to our report on Form 8-K, filed on December 16, 2004.
(15)	Incorporated by reference to our report on Form 8-K, filed on September 2, 2005.
(16)	Incorporated by reference to Amendment No. 1 to Form S-3 (Reg. No. 333-114449), filed on May 10, 2004.
(17)	Incorporated by reference to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 21, 1997.
(18)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on October 6, 2000.
(19)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 12, 2002.
(20)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on November 17, 2004.
(21)	Incorporated by reference to our report on Form 8-K (Reg. No. 000-27756), filed on January 25, 2005.
(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.
(23)	Incorporated by reference to our report on Form 8-K (Reg. No. 000-27756), filed on March 14, 2005.
(24)	Incorporated by reference to our report on Form 8-K (Reg. No. 000-27756), filed on November 14, 2005.
(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
+	Confidential treatment was granted for portions of such document.

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

Dated: February 23, 2007

By:	/s/ DAVID W. KEISER
David W. Keiser

President and Chief Operating Officer

Dated February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ LEONARD BELL Leonard Bell, M.D.	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer)	February 23, 2007

/s/ DAVID W. KEISER David W. Keiser	President, Chief Operating Officer and Director	February 23, 2007

/s/ VIKAS SINHA Vikas Sinha, M.B.A., C.A.	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 23, 2007

/s/ MAX LINK Max Link, Ph.D.	Chairman of the Board of Directors	February 23, 2007

/s/ LARRY L. MATHIS Larry L. Mathis	Director	February 23, 2007

/s/ JOSEPH A. MADRI Joseph A. Madri, Ph.D., M.D.	Director	February 23, 2007

/s/ R. DOUGLAS NORBY R. Douglas Norby	Director	February 23, 2007

/s/ ALVIN S. PARVEN Alvin S. Parven	Director	February 23, 2007

/s/ RUEDI E. WAEGER Ruedi E. Waeger, Ph.D.	Director	February 23, 2007

Alexion Pharmaceuticals, Inc.

Contents

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Alexion Pharmaceuticals, Inc.:

We have completed integrated audits of Alexion Pharmaceuticals, Inc.’s year ended December 31, 2006, five-month period ended December 31, 2005 and year ended July 31, 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its July 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries (the “Company”) at December 31, 2006, December 31, 2005 and July 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2006, the five month period ended December 31, 2005 and each of the two years in the period ended July 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 11 to the financial statements, effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Hartford, Connecticut

February 23, 2007

Alexion Pharmaceuticals, Inc.

Consolidated Balance Sheets

(amounts in thousands, except per share amounts)

	December 31,		July 31,
	2006	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$166,826	$43,629	$46,951
Marketable securities	49,728	168,827	148,453
Inventories	2,314	—	—
Prepaid expenses and other current assets	3,973	5,095	5,758

Total current assets	222,841	217,551	201,162

Property, plant and equipment, net	39,135	10,631	11,546
Goodwill, net	19,954	19,954	19,954
Prepaid manufacturing costs	13,935	10,000	10,600
Restricted cash	33,594	—	—
Other assets	4,078	4,575	4,860

Total Assets	$333,537	$262,711	$248,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,939	$3,865	$7,455
Accrued expenses	16,228	20,629	16,364
Deferred revenue	588	767	820
Current portion of obligations under capital lease	67	129	75

Total current liabilities	27,822	25,390	24,714
Obligations under capital lease	283	88	149
Deferred revenue, less current portion	4,755	5,343	5,588
Mortgage loan	26,000	—	—
Convertible notes	150,000	150,000	150,000

Total Liabilities	208,860	180,821	180,451

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $.0001 par value; 145,000 shares authorized; 35,568, 30,980 and 28,227 shares issued at December 31, 2006, December 31, 2005 and July 31, 2005, respectively	4	3	3
Additional paid-in capital	763,691	589,250	518,883
Treasury stock, at cost, 57 shares at December 31, 2006, 50 shares at December 31, 2005 and 37 shares at July 31, 2005	(1,260)	(981)	(600)
Accumulated other comprehensive loss	(177)	(315)	(566)
Deferred stock-based compensation expense	—	—	(1,938)
Accumulated deficit	(637,581)	(506,067)	(448,111)

Total Stockholders’ Equity	124,677	81,890	67,671

Total Liabilities and Stockholders’ Equity	$333,537	$262,711	$248,122

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Year Ended December 31, 2006	Five Month Period Ended December 31,		Year Ended July 31,
		2005	2004	2005	2004
			(unaudited)
CONTRACT RESEARCH REVENUES	$1,558	$664	$245	$1,064	$4,609

OPERATING EXPENSES
Research and development	83,225	48,238	31,914	91,388	59,840
General and administrative	54,879	12,763	6,160	18,951	14,459
Impairment of fixed assets	539	—	—	—	760

Total operating expenses	138,643	61,001	38,074	110,339	75,059

Operating loss	(137,085)	(60,337)	(37,829)	(109,275)	(70,450)
OTHER INCOME AND EXPENSE
Investment income	8,076	3,123	1,756	5,266	3,373
Interest expense	(2,837)	(1,192)	(3,153)	(6,125)	(7,709)
Gain from extinguishment of note payable	—	—	3,804	3,804	—
Loss on early extinguishment of debt	—	—	—	(3,185)	—
Other	(41)	—	—	—	—

Loss before state tax benefit	(131,887)	(58,406)	(35,422)	(109,515)	(74,786)
STATE TAX BENEFIT	373	450	61	765	691

Net Loss	$(131,514)	$(57,956)	$(35,361)	$(108,750)	$(74,095)

BASIC AND DILUTED LOSS PER SHARE DATA
Net loss per common share	$(4.15)	$(1.90)	$(1.28)	$(3.90)	$(3.43)

SHARES USED IN COMPUTING BASIC AND DILUTED NET LOSS PER COMMON SHARE	31,701	30,523	27,685	27,852	21,622

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Other Comprehensive Income (Loss)	Deferred Stock-Based Compensation	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount		Shares	Amount
Balances, July 31, 2003	18,257	2	385,498	37	(600)	652	—	(265,266)	120,286
Net loss	—	—	—	—	—	—	—	(74,095)	(74,095)
Net change in unrealized gains on marketable securities	—	—	—	—	—	(999)	—	—	(999)

Comprehensive loss	—	—	—	—	—	—	—	—	(75,094)
Issuance of common stock from exercise of options	200	—	2,503	—	—	—	—	—	2,503
Noncash compensation expense related to grant of stock options	—	—	106	—	—	—	—	—	106
Issuance of common stock, net of issuance costs of $7,301	9,100	1	124,720	—	—	—	—	—	124,721

Balances, July 31, 2004	27,557	3	512,827	37	(600)	(347)	—	(339,361)	172,522
Net loss	—	—	—	—	—	—	—	(108,750)	(108,750)
Net change in unrealized gains on marketable securities	—	—	—	—	—	(219)	—	—	(219)

Comprehensive loss	—	—	—	—	—	—	—	—	(108,969)
Issuance of common stock from exercise of options	563	—	3,743	—	—	—	—	—	3,743
Issuance of restricted common stock	107	—	2,150	—	—	—	(2,150)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	212	—	212
Noncash compensation expense related to grant of stock options	—	—	163	—	—	—	—	—	163

Balances, July 31, 2005	28,227	3	518,883	37	(600)	(566)	(1,938)	(448,111)	67,671
Net loss	—	—	—	—	—	—	—	(57,956)	(57,956)
Foreign currency translation	—	—	—	—	—	(8)	—	—	(8)
Net change in unrealized gains on marketable securities	—	—	—	—	—	259	—	—	259

Comprehensive loss	—	—	—	—	—	—	—	—	(57,705)
Issuance of common stock, net of issuance costs of $2,145	2,500	—	64,517	—	—	—	—	—	64,517
Issuance of common stock from exercise of options	233	—	3,474	—	—	—	—	—	3,474
Issuance of restricted common stock	20	—	—	—	—	—	—	—	—
Exchange of common shares for treasury	—	—	—	13	(381)	—	—	—	(381)
Reversal of deferred stock-based compensation	—	—	(1,938)	—	—	—	1,938	—	—
Share-based compensation expense	—	—	4,314	—	—	—	—	—	4,314

Balances, December 31, 2005	30,980	3	589,250	50	(981)	(315)	—	(506,067)	81,890
Net loss	—	—	—	—	—	—	—	(131,514)	(131,514)
Foreign currency translation	—	—	—	—	—	(120)	—	—	(120)
Net change in unrealized gains on marketable securities	—	—	—	—	—	258	—	—	258

Comprehensive loss	—	—	—	—	—	—	—	—	(131,376)
Issuance of common stock, net of issuance costs of $8,121	3,450	1	140,282	—	—	—	—	—	140,283
Issuance of common stock from exercise of options	925	—	13,544	—	—	—	—	—	13,544
Issuance of restricted common stock	213	—	—	—	—	—	—	—	—
Exchange of common shares for treasury	—	—	—	7	(279)	—	—	—	(279)
Share-based compensation expense	—	—	20,615	—	—	—	—	—	20,615

Balances, December 31, 2006	35,568	$4	$763,691	57	$(1,260)	$(177)	$—	$(637,581)	$124,677

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31, 2006	Five Month Period Ended December 31,		Year Ended July 31,
		2005	2004	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(131,514)	$(57,956)	$(35,361)	$(108,750)	$(74,095)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of fixed assets	539	—	—	—	760
Gain from extinguishment of note payable	—	—	(3,804)	(3,804)	—
Loss on disposal of property, plant & equipment	141	—	—	—	—
Depreciation and amortization	3,706	1,693	1,400	3,808	3,713
Share-based compensation expense	20,615	4,314	7	375	106
Write off of deferred financing costs	—	—	—	1,212	—
Changes in operating assets and liabilities:
Inventories	(2,314)	—	—	—	—
Prepaid expenses and other assets	942	663	6,446	4,075	(2,969)
Prepaid manufacturing costs	(3,935)	600	(3,000)	(1,100)	500
Accounts payable	7,074	(3,589)	(3,651)	3,482	(412)
Accrued expenses	(4,401)	4,265	3,476	5,693	(279)
Deferred revenue	(767)	(298)	168	(357)	(588)
Deferred research and development costs	—	—	(78)	(1,391)	1,391

Net cash used by operating activities	(109,914)	(50,308)	(34,397)	(96,757)	(71,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(734,567)	(419,086)	(115,549)	(508,818)	(168,952)
Proceeds from maturity or sale of marketable securities	853,924	398,971	72,023	513,423	205,242
Purchase of property, plant and equipment	(31,856)	(444)	(894)	(2,980)	(3,135)
Increase in restricted cash	(33,594)	—	—	—	—
Purchase of patents and license technology	—	—	—	—	(5)

Net cash (used) provided by investing activities	53,907	(20,559)	(44,420)	1,625	33,150

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt offering	—	—	—	150,000	—
Convertible debt issuance costs	—	—	—	(4,758)	—
Redemption of convertible notes	—	—	—	(120,000)	—
Payments on capital leases	(224)	(57)	(51)	(126)	(120)
Proceeds from mortgage loan	26,000	—	—	—	—
Exchange of treasury shares	(279)	(381)	—	—	—
Net proceeds from issuance of common stock	153,827	67,991	1,548	3,743	127,223

Net cash provided by financing activities	179,324	67,553	1,497	28,859	127,103

Effect of exchange rate changes	(120)	(8)	—	—	—
Net change in cash and cash equivalents	123,197	(3,322)	(77,320)	(66,273)	88,380
Cash and cash equivalents at beginning of period	43,629	46,951	113,224	113,224	24,844

Cash and cash equivalents at end of period	$166,826	$43,629	$35,904	$46,951	$113,224

Supplemental schedule of noncash financing activities:

A capital lease obligation of $357 was incurred when the Company entered into new leasing arrangements for office equipment.

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Business

Alexion Pharmaceuticals, Inc. (“Alexion”) was incorporated in 1992 and is engaged in the development of biologic therapeutic products for the treatment of severe diseases.

In the year ending December 31, 2006, we filed a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, and a European Marketing Authorization Application, or MAA, in Europe, for our lead product candidate Soliris™ (eculizumab) for the treatment of a rare, life-threatening blood disorder known as Paroxysmal Nocturnal Hemoglobinuria, or PNH.

We have incurred operating losses since inception and have had no product sales to date. We will continue to seek financing to establish manufacturing, sales, marketing, and distribution capabilities for our product candidates. We expect to incur substantial expenditures in the foreseeable future for the research, development and commercialization of our product candidates. We may seek to raise necessary funds through public or private equity or debt financings, bank loans, collaborative or other arrangements with corporate sources, or through other sources of financing.

As of December 31, 2005, the consolidated financial statements of Alexion Pharmaceuticals, Inc. included Alexion Pharmaceuticals, Inc., Alexion Antibody Technologies, Inc. Columbus Farming Corporation, and Alexion Europe SAS. During the year ended December 31, 2006, we established several new entities to support our planned growth and preparation for commercialization. Alexion Manufacturing, LLC and Alexion Delaware Holding, LLC are wholly owned by Alexion Pharmaceuticals, Inc. and both are Delaware limited liability companies. The partnership of Alexion Bermuda, LP is ninety percent owned by Alexion Pharmaceuticals, Inc. and ten percent owned by Alexion Delaware Holding, LLC and was formed under the laws of Bermuda as a limited partnership. Alexion International Sarl is ninety-five percent owned by Alexion Bermuda, LP and five percent owned by Alexion Pharmaceuticals, Inc. and was incorporated under the laws of Switzerland. Alexion Holding B.V. is registered as a corporation in the Netherlands and is wholly owned by Alexion Delaware Holding, LLC. Alexion Pharma UK and Alexion Pharma France are wholly owned by Alexion Holding B.V. and incorporated under the laws of the United Kingdom and France, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in Fiscal Year

On December 9, 2005, our Board of Directors approved a change to our fiscal year from July 31 to December 31 commencing in 2005. Included in the accompanying consolidated financial statements is a five month transitional period from August 1, 2005 to December 31, 2005.

Foreign Currency Translation

For foreign subsidiaries with a functional currency different from U.S. dollars, we translate their financial statements into U.S. dollars using the current exchange rate at each balance sheet date for assets and liabilities, the average exchange rate prevailing during each period for revenues and expenses; and the historical exchange rate for investments in our foreign subsidiaries. Adjustments from translating these financial statements into U.S. dollars are included in accumulated other comprehensive loss.

Cash and Cash Equivalents

Cash and cash equivalents are stated at fair value, which approximates market, and include short-term highly liquid investments with original maturities of less than 90 days.

Restricted Cash

Under the terms of our mortgage loan (see Note 7), we have agreed to maintain a restricted cash balance equal to the amount required under our mortgage loan agreement. At December 31, 2006, $33,594 of cash is restricted for that purpose.

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

Inventories

Inventories are stated at the lower of cost or estimated realizable value, with cost determined under the first-in, first-out, or FIFO, method.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

Our policy is to capitalize inventory costs associated with our products, subsequent to the filing of a Biologics License Application, or BLA, but prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We assess the regulatory approval process and where the particular product stands in relation to that approval process. Our assessment includes any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication for which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and estimated demand, and we consider patent related or contract issues that may prevent or cause delay in commercialization. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize.

There is a risk inherent in these judgments, and we would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. These write-downs are based on management’s estimates. Based on this review, there are no write-downs against the value of our inventory, as of December 31, 2006.

At December 31, 2006, our inventory consists entirely of finished goods. We submitted a Marketing Authorization Application in the European Union and a Biologics License Application in the United States in September 2006. We anticipate European Union and United States approvals in 2007 and are preparing for commercial launch thereafter.

Product Supply

The Large-Scale Product Supply Agreement dated December 18, 2002, or the Lonza Agreement, between Lonza Biologics PLC, or Lonza, and us, relating to the manufacture of our product candidate Soliris™, was amended, or the Lonza Amendment, in April 2004. Under the Lonza Amendment, the facility in which Lonza will manufacture Soliris™ is changed; the manufacturing capacity we are required to purchase is reduced; and future potential payments of $10,000 by us to Lonza relating to achievement of Soliris™ sales milestones and of up to $15,000 payable by us relating to manufacturing yields achieved by Lonza are eliminated. In August 2004 we paid Lonza an additional $3,500 advance under the Lonza Amendment. In addition, the amounts we would be required to pay in connection with a voluntary termination of the Lonza Agreement by us have been changed.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

Under the Lonza Agreement if we terminate the Lonza Agreement after September 30, 2006, we may be required to pay for batches of product scheduled for manufacture up to 12 months following termination.

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

Property, Plant and Equipment

Property and equipment are carried at original cost, subject to review of impairment for significant assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance costs are expensed as incurred. Construction in progress reflects amounts incurred for property, plant, or equipment construction or improvements. For products we expect to commercialize, we capitalize, to construction-in-progress, certain incremental costs associated with the validation effort required for licensing by the FDA of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and materials and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

If we determine that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, we will compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, we will then compare the carrying value of the asset group to its fair value to determine whether an impairment charge is required. If the fair value is less than the carrying value, the asset will be written down to fair value and the difference between the fair value and carrying value will be recognized as an impairment charge.

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

Up-front, non-refundable license fees received in connection with collaboration are deferred and amortized as revenue over the life of the agreement or period of performance obligations.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

Deferred revenue results from cash received or amounts receivable in advance of revenue recognition under research and development contracts.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, pre-clinical, clinical trial and related clinical manufacturing costs, manufacturing development and scale-up costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities, and lab supplies. Theses costs are expensed as incurred.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

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

	Year Ended July 31,
	2005	2004
Net loss, as reported	$(108,750)	$(74,095)

Add: Stock-based employee compensation expense included in reported net loss	217	67

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(10,276)	(14,552)

Pro forma net loss	$(118,809)	$(88,580)

Basic and diluted—as reported	$(3.90)	$(3.43)
Basic and diluted—pro forma	$(4.27)	$(4.10)

The stock-based compensation for grants of stock options as presented above does not include restricted stock expense, which was reported as part of the net loss.

Upon adoption of SFAS 123R, we recognized the compensation expense associated with awards granted after August 1, 2005, and the unvested portion of previously granted awards that remain outstanding as of August 1, 2005. For the year ended December 31, 2006, and the five month period ended December 31, 2005, we recognized total compensation expense of $17,601 and $4,054 for stock options and $3,014 and $260 for restricted stock, respectively. Due to our net loss position, a windfall tax benefit was not realized during the period. The balance of deferred stock-based compensation at July 31, 2005 related to the restricted stock grants noted above was approximately $1,938. Upon the adoption of SFAS 123R, we eliminated the deferred stock-based compensation account of $1,938 through corresponding adjustments to additional paid-in-capital. Compensation expense related to the restricted stock will be recognized in our Statement of Operations over its vesting period.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue Common Stock were exercised or converted into Common Stock. Due to our net loss,

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

convertible debt, unvested restricted stock, and stock options granted under the stock option plan but not yet exercised are antidilutive and therefore not considered for the diluted EPS calculations. The convertible debt, unvested restricted stock, and stock options entitled holders to acquire 10,473,462 shares, 9,994,295 shares, 9,604,003 shares, and 5,669,764 shares of common stock for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively. There is no difference between basic and diluted net loss per common share as the effect of other potential common share equivalents is anti-dilutive for all periods presented.

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

Segment Reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. We have determined that we operate in a single segment. In addition, all revenues are generated from United States entities, and all long-lived assets are maintained in the United States.

Recently Issued Accounting Standards

In July 2006, the FASB approved the issuance of FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes (as amended).” This Interpretation clarifies the accounting for uncertain income tax positions in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Additionally, this Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for reporting periods beginning after December 15, 2006 with earlier application permitted. For Alexion Pharmaceuticals, Inc., the effective date will be the first quarter of 2007. We are evaluating the impact of adopting this accounting standard on our financial position and results of operations.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

2.	Collaboration and License Agreements

Procter & Gamble Pharmaceuticals Collaboration

In January 1999, we and Procter & Gamble Pharmaceuticals, or P&G, entered into an exclusive collaboration to develop and commercialize pexelizumab. We granted P&G an exclusive license to our intellectual property related to pexelizumab, with the right to sublicense.

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

We are recognizing a non-refundable up-front license fee of $10,000 related to the P&G collaboration as revenue over 17 years representing the average of the remaining patent lives of the underlying technologies at the time the payment was received in fiscal 1999. We recorded this payment as deferred revenue. We recorded revenue related to this upfront payment of $588, $245, $588 and $588 for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively. Additionally, we recognized a milestone payment of $4,000 during the year ended July 31, 2004.

Our net share of total expense related to the collaboration was $13,816, $17,805, $36,358 and $15,902, for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004 respectively. The majority of costs incurred under the collaboration were paid by P&G, which in turn obtained reimbursement from us based on the cost sharing arrangement noted above. For the costs we incurred under the collaboration, we received reimbursements from P&G in the amounts of $24, $269, $1,470 and $1,551 for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively.

During 2006, we completed a final Phase III trial of pexelizumab. After reviewing results from that trial, we along with P&G, have determined not to pursue further development of pexelizumab.

Under the terms of our MOU we may be obligated to reimburse P&G for 50% of cancellation costs under P&G’s third-party pexelizumab manufacturing contract. Our portion of those cancellation costs amounts to approximately $2,000.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

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

License agreements generally provide for an initial fee followed by annual minimum royalty payments. Additionally, certain agreements call for future payments upon the attainment of agreed upon milestones, such as, but not limited to, Investigational New Drug, or IND, application or approval of Biologics License Application. These agreements require minimum royalty payments based upon sales developed from the applicable technologies, if any.

Research and development agreements generally provide for us to fund future research projects. Based upon these agreements, we may obtain exclusive and non-exclusive rights and options to the applicable technologies developed as a result of the applicable research.

Clinical and manufacturing development agreements generally provide for us to fund manufacturing development and on-going clinical trials. Clinical trial and development agreements include contract services and outside contractor services including contracted clinical site services related to patient enrolment for our clinical trials. Manufacturing development agreements include clinical manufacturing and manufacturing development and scale-up. We have executed a large-scale product supply agreement with Lonza Biologics PLC for the long-term commercial manufacture of Soliris™.

In order to maintain our rights under these agreements, we may be required to provide a minimum level of funding or support. We may elect to terminate these arrangements. Accordingly, we recognize the expense and related obligation related to these arrangements over the period of performance.

The minimum fixed payments (assuming non-termination of the above agreements) as of December 31, 2006, for each of the next five years are as follows:

Years Ending December 31,	License Agreements	Research and Development Agreements	Clinical and Manufacturing Development Agreements
2007	$1,186	$100	$27,805
2008	632	—	27,300
2009	422	—	—
2010	382	—	—
2011	380	—	—

Should we achieve certain milestones related to product development and product license applications and approvals, additional payments would be required. In addition to the payments above, as of December 31, 2006,

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

these agreements contain milestone payment provisions aggregating approximately $8,200. The agreements also require us to fund certain future costs associated with the filing of patent applications.

3.	Marketable Securities

The following table summarizes our marketable securities:

	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
December 31, 2006
Federal agency obligations	$19,907	$2	$(30)	$19,879
Corporate bonds	13,117	4	(17)	13,104
Certificates of deposit	11,820	—	(5)	11,815
Commercial paper	4,932	—	(2)	4,930

Total	$49,776	$6	$(54)	$49,728

December 31, 2005
Federal agency obligations	$122,652	$5	$(199)	$122,458
Corporate bonds	37,809	4	(84)	37,729
Certificates of deposit	8,669	—	(29)	8,640

Total	$169,130	$9	$(312)	$168,827

July 31, 2005
Federal agency obligations	$81,171	$—	$(336)	$80,835
Corporate bonds	47,506	3	(198)	47,311
Certificates of deposit	10,806	—	(21)	10,785
Commercial paper	9,533	—	(11)	9,522

Total	$149,016	$3	$(566)	$148,453

Unrealized losses of $2, $4 and $3 related to holdings of cash equivalents are included in Accumulated Other Comprehensive Income for the year ended December 31, 2006, five month period ended December 31, 2005 and year ended July 31, 2005, respectively.

Realized gains of approximately $101 were recorded during the year ended July 31, 2005. No realized gains were recorded for the year ended December 31, 2006, five month period ended December 31, 2005 and the year ended July 31, 2004. No realized losses were recorded for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively. We utilize the specific identification method in computing realized gains and losses. At December 31, 2006, our marketable securities had a maximum maturity of approximately 2 years with an average of approximately 1.5 months. The weighted average interest rate associated with marketable debt securities was 5.3 percent, 4.4 percent, 3.7 percent and 1.9 percent at December 31, 2006 and 2005 and July 31, 2005 and 2004, respectively.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

The following table summarizes the investment maturities at December 31, 2006:

	Amortized Cost	Fair Value
Less than one year	$37,325	$37,279
Matures in one to five years	12,451	12,449

	$49,776	$49,728

We periodically review for impairment those investment securities that have unrealized losses for more than twelve months to determine if such unrealized losses are other than temporary. Gross unrealized losses from all individual investment securities aggregated to $54, $312, $566 and $411 at December 31, 2006 and 2005 and July 31, 2005 and 2004, respectively. We intend to hold these related investment securities to maturity and have the ability to do so. As a result, we consider these unrealized losses to be temporary and have not recorded a loss in our consolidated statements of operations.

The following tables shows the gross unrealized losses and fair value of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at:

December 31, 2006

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$8,194	$(10)	$8,143	$(20)	$16,337	$(30)
Corporate bonds	7,006	(6)	2,012	(11)	9,018	(17)
Certificates of deposit	9,779	(5)	—	—	9,779	(5)
Commercial paper	4,931	(2)	—	—	4,931	(2)

	$29,910	$(23)	$10,155	$(31)	$40,065	$(54)

December 31, 2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$77,493	$(165)	$24,200	$(34)	$101,693	$(199)
Corporate bonds	11,332	(63)	12,395	(21)	23,727	(84)
Certificates of deposit	8,640	(29)	—	—	8,640	(29)

	$97,465	$(257)	$36,595	$(55)	$134,060	$(312)

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

July 31, 2005

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$57,406	$(257)	$23,178	$(79)	$80,584	$(336)
Corporate bonds	20,803	(143)	13,544	(55)	34,347	(198)
Certificates of deposit	10,785	(21)	—	—	10,785	(21)
Commercial paper	9,521	(11)	—	—	9,521	(11)

	$98,515	$(432)	$36,722	$(134)	$135,237	$(566)

For the investments in all categories shown in the above table, the unrealized losses were caused primarily by interest rate increases.

4.	Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2006	December 31, 2005	July 31, 2005
Prepaid expenses	$2,331	$2,918	$4,303
State tax receivable	1,448	1,766	1,316
Reimbursable contract costs	194	411	139
Milestone receivable	—	—	—

	$3,973	$5,095	$5,758

Other non-current assets consist of the following:

	December 31, 2006	December 31, 2005	July 31, 2005
Deferred financing costs, net	$3,445	$4,123	$4,404
Deposits and other assets	632	452	456

	$4,078	$4,575	$4,860

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

5.	Property, Plant and Equipment

A summary of property, plant and equipment is as follows:

Asset	Estimated Useful Lives (years)	December 31, 2006	December 31, 2005	July 31, 2005
Land		$692	$—	$—
Buildings and improvements	5 –15	10,163	9,798	9,721
Laboratory equipment	5 – 7	10,735	10,442	10,454
Furniture and office equipment	3 – 5	4,453	3,702	3,638
Construction-in-progress		28,827	356	112

		54,870	24,298	23,925
Less: Accumulated depreciation and amortization		(15,735)	(13,667)	(12,379)

		$39,135	$10,631	$11,546

Leasehold improvements are amortized over the term of the lease or the estimated useful life of the asset, whichever is shorter. Depreciation and amortization of fixed assets was approximately $3,028, $1,359, $2,996 and $2,865 for the year ended December 31, 2006, five month period ended December 31, 2005 and for the years ended July 31, 2005 and 2004, respectively.

In July 2006, we began construction of our manufacturing facility in Smithfield, Rhode Island. We expect the facility to be substantially complete in 2007. During 2006, we capitalized to construction in progress approximately $28,814 related to the purchase and construction of our Smithfield manufacturing facility. Included in construction in progress in 2006, we capitalized approximately $928 of interest costs related to the development of our Smithfield manufacturing facility. There was no capitalized interest prior to 2006. See Note 7 for a description of the terms of the related mortgage payable.

During the year ended July 31, 2005, we utilized the services of third party appraisers to perform an inventory of all fixed assets. Performance of the inventory found that assets with a cost of approximately $4,600 and accumulated depreciation of approximately $4,500 included in our accounting records at the time were no longer in service and held by us. Consequently, we recorded a loss on disposal of assets of approximately $100 for the year ended July 31, 2005.

During the year ended July 31, 2003, we concluded that further investment in the UniGraft program did not meet sufficient criteria for continued development. The termination of the UniGraft program resulted in an impairment to Columbus Farming Corporation’s, or CFC, UniGraft manufacturing assets, causing a write down of approximately $760 of those assets for year ended July 31, 2004.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

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

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	December 31, 2005	July 31, 2005
Clinical expense	$4,379	$10,412	$9,459
Pre-commercial expenses	1,136	4,538	585
Deferred rent and other	4,457	2,203	2,079
Payroll and employee benefits	4,465	2,062	3,652
Interest expense	865	865	5
Research and development expenses	926	549	584

	$16,228	$20,629	$16,364

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., to consolidate certain functions and operations, including the termination of all Alexion Antibody personnel, closure of Alexion Antibody facilities, and impairment of equipment in that facility. These costs have been recognized as liabilities and are included in general and administrative expenses for the year ended December 31, 2006. The following table summarizes the liabilities established for exit activities:

	Employee Related Benefits	Facility Lease Costs	Other Exit Activities	Total Exit Activities
Recorded on exit date	$5,401	$1,147	$539	$7,087
Revision of estimate	—	—	—	—
Payments in 2006	(43)	—	—	(43)

Balance at December 31, 2006	$5,358	$1,147	$539	$7,044

Employee benefits consist of expenses for severance compensation as well as accelerated vesting of share-based grants. Facility lease costs are associated with the lease on our San Diego, California facility as described in Note 8 and other exit activities consist of impairment charges on equipment. We expect to pay employee related benefits to former employees through the first half of 2007. We are currently exploring options for our facility lease, but as of the year ended December 31, 2006, we are obligated to fulfill the terms of the operating lease agreement which expires in 2012.

7.	Debt

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

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

Amortization expense associated with deferred financing costs for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004 was approximately $0, $282, $686 and $573, respectively.

Mortgage Loan

In July 2006, our wholly owned affiliate Alexion Manufacturing, LLC, entered into a mortgage loan agreement to borrow $26,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. The mortgage loan bears interest at a fixed annual rate of 9.17% and all obligations under the loan agreement are guaranteed by Alexion Pharmaceuticals, Inc. The loan principal is required to be repaid in equal monthly instalments of approximately $289, starting March 2009 and until August 2016, at which time all outstanding balances are due. The loan may not be prepaid in whole or in part prior to July 2009. After that date the loan can be prepaid in whole, but not in part, and must include a prepayment premium as described in the loan agreement. Under the terms of the agreement, among other things, Alexion Manufacturing, LLC is restricted with respect to additional borrowings, leasing arrangements and mergers. In the event that approval to market Soliris™ (eculizumab) has not been obtained before December 31, 2007, Alexion Manufacturing LLC must deliver an acceptable letter of credit to the lender for the amount of $13,000. Also, included in the loan agreement are certain provisions which, if satisfied, would allow for additional borrowings of up to $9,000.

Under the terms of the agreement, among other things, Alexion Manufacturing is restricted with respect to additional borrowings, leasing arrangements and mergers. Alexion Manufacturing also may not modify, amend, or waive material obligations with respect to, or terminate, material agreements or proprietary rights, or engage in any business other than ownership and operation of facility. Alexion Pharmaceuticals, Inc. may not, among other things, liquidate wind-up or dissolve as long as the guarantee remains in effect.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

As a condition of the loan, Alexion Manufacturing, LLC is required to maintain restricted cash accounts. These accounts must be used specifically for the purchase and construction of the manufacturing facility. The lender has a first priority security interest and the right to approve all disbursements from the accounts holding restricted cash. Under the agreement, we are required to maintain a balance in the restricted cash accounts sufficient to complete the project.

Covenants

We do not have financial covenants related to debt. However, under the Convertible Senior Notes, there are certain designated events which could occur such as a liquidation, tender offer, consolidation, merger, recapitalization, or otherwise, in connection with which 50% or more of our common stock is exchanged for, converted into, acquired for or constitutes solely the right to receive, consideration which is not at least 90% common stock that is listed on a U.S. national exchange or market. If the holder elects to convert its 1.375% Notes upon the occurrence of a designated event, the holder will be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, are set according to a table within the offering document, and are capped (in no event will the shares issuable upon conversion of a note exceed 42.9100 per $1 principal amount).

Interest Expense

Cash paid for interest expense for all loan obligations was approximately $2,081, $0, $7,966 and $6,901, for the year ended December 31, 2006, five month period ended December 31, 2005, and years ended July 31, 2005 and 2004, respectively.

8.	Leases

Capital Leases

We lease office equipment under capital lease agreements expiring in 2010. The assets and liabilities under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital lease is included in depreciation expense. As of December 31, 2006, the cost of equipment under capital lease is $357 and the net book value is $342.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

Minimum future lease payments under capital lease as of December 31, 2006 are:

Year
2007	$155
2008	155
2009	155
2010	130

595
Less: Amount representing interest	(245)

Present value of minimum lease payments	$350

The interest rate on the above capital leases is approximately 22.1% and is imputed based on our incremental borrowing rate at the inception of each lease.

Operating Leases

As of December 31, 2006, we lease our headquarters and primary research and development facilities in Cheshire, Connecticut. The lease commenced in August 2000, it was extended in August 2006 and has a term of seventeen years. We are required to pay a pro rata percentage of real estate taxes and operating expenses. Monthly fixed rent started at approximately $80, increasing to approximately $167 over the term of this lease. We have issued a $200 open letter of credit to secure the lease.

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

Also, we lease additional research space in San Diego, California, starting at a monthly fixed rent of approximately $35 increasing to approximately $55. In connection with the closure of Alexion Antibody Technologies, we accrued the fair value of future payments under the lease. We are currently exploring options for our facility lease, but as of the year ended December 31, 2006, we are obligated to fulfill the terms of the operating lease agreement, which expires in 2012.

Furthermore, we rent office space in Paris, France, at a monthly fixed rent of approximately $28. The rental agreement expires in December 2008.

Aggregate lease expense for our facilities was $2,592, $1,094, $2,296 and $2,176 for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

Aggregate future minimum annual rental payments for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2006 are:

2007	$3,670
2008	3,640
2009	2,380
2010	2,440
2011	2,510
Thereafter	11,140

9.	Commitments and Contingencies

Indemnifications

We enter into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, we generally indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to our products, or use or testing of our product candidates. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

10.	Income Taxes

At December 31, 2006, we have available for federal tax reporting purposes, net operating loss carry forwards of approximately $618,061 which expire from 2007 through 2026. We also have federal and state research and development credit carry forwards of approximately $21,891 which expire from 2008 through 2026. The exercise of non-qualified stock options gives rise to compensation that is included in the taxable income of the applicable employees and deducted by us for federal and state income tax purposes. As a result of the exercise of non-qualified stock options, we have net operating loss carry forwards of approximately $46,880 attributable to excess tax benefits from stock compensation deductions which can be used to offset future taxable income, if any. If and when realized, the related tax benefits of these net operating losses carry forwards will be credited directly to paid-in capital.

The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer’s ability to utilize net operating loss and tax credit carry forwards in any given year resulting from cumulative changes in ownership

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered. However, such limitation is not expected to result in the loss of the federal net operating loss and research and development credit.

The State of Connecticut provides companies with the opportunity to exchange certain research and development tax credit carry forwards for cash in exchange for foregoing the carry forward of the research and development credits. The program provides for such exchange of the research and development credits at a rate of 65 percent of the annual incremental and non-incremental research and development credits, as defined. For the year ended December 31, 2006, we plan to file claims to exchange research and tax development credits and, therefore, recognized a state tax benefit of $372. The state tax benefit excludes our estimated capital-based state taxes of $139 which was recorded as an operating expense.

The components of deferred income tax assets are as follows:

	Year Ended December 31, 2006	Five Month Period Ended December 31, 2005	Year Ended July 31, 2005
Deferred income tax assets:
Operating loss carryforwards, federal & states	$218,169	$176,669	$156,500
Foreign operating loss carryforwards	2,580	178	—
Tax credit carryforwards	21,891	17,850	16,127
Deferred revenues	2,096	2,396	2,496
Stock Compensation	4,974	822	—
Other	1,743	1,889	781

Total deferred tax assets	251,453	199,804	175,904
Less: valuation allowance	(251,453)	(199,804)	(175,904)

	$—	$—	$—

We have not yet achieved profitable operations. Accordingly, management believes the tax benefits as of December 31, 2006 do not satisfy the realization criteria and have recorded a valuation allowance for the total deferred tax asset.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

The reconciliation of the statutory federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31, 2006	Five Month Period Ended December 31, 2005	Year Ended July 31,
			2005	2004
Federal statutory rate	-34%	-34%	-34%	-34%
State tax benefit, net of federal tax effect	-5%	-5%	-5%	-5%
Research & development credits	-5%	-4%	-5%	-3%
Increase in deferred tax valuation allowance	43%	42%	43%	41%

Effective rate	-1%	-1%	-1%	-1%

11.	Stock Options and Restricted Stock

Stock Options

At December 31, 2006, we have one stock option plan, the 2004 Incentive Plan (“2004 Plan”). Both the 2000 Stock Option Plan (“2000 Plan”) and the 1992 Stock Option Plan for Outside Directors (“1992 Outside Directors’ Plan”) was terminated in December 2004 with the adoption of the 2004 Plan. In June 2006, shareholders approved amendments to the 2004 plan, increasing by 775,000 shares the shares available for equity awards. Under the 2004 Plan, Common Stock as well as incentive and non-qualified stock options may be granted for up to a maximum of 3,868,519 shares of Common Stock to our directors, officers, key employees and consultants. The amount of shares authorized for granting includes 2,500,000 initially authorized under then plan, 593,519 shares transferred from the 2000 Plan and an additional 775,000 shares authorized in 2006. Stock options granted under all Plans have a maximum term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years.

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

During the year ended July 31, 2001, options to purchase 10,000 shares of common stock were granted to an employee at exercise prices which were less than fair value at the date of the grant. Accordingly, we recorded compensation expense based upon the difference between exercise price and fair value over the vesting period associated with these options. Compensation expense associated with these options is $5 and $67 for the years ended July 31, 2005 and 2004, respectively. No compensation expense was recorded for the year ended

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

December 31, 2006 or the five month period ended December 31, 2005 because the options were fully vested. The weighted average exercise price of these options was $75.51 per share. The weighted average fair value of these options at the date of grant was $92.27 per option.

We also record compensation expense on certain options to purchase common stock granted prior to July 31, 2001 to employees and consultants. Compensation expense associated with these options was $17 for the year ended July 31, 2004.

Compensation expense related to options issued to consultants was $8, $3, $132 and $22 for the years ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively.

The weighted average fair value at the date of grant for options granted during the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004 is $19.87, $17.21, $14.27 and 13.25 per option, respectively.

Options exercisable at December 31, 2006 had an aggregate intrinsic value of $47,130 and a weighted average remaining contractual life of 6.2 years. The intrinsic value of options exercised during the year ended December 31, 2006 was $20,375. The fair market value of options vested during the year ended December 31, 2006 was $14,065.

As of December 31, 2006, there was $30,713 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2 years.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

A summary of the status of our stock option plans at December 31, 2006 and 2005, July 31, 2005, 2004 and 2003 and changes during the periods then ended is presented in the table and narrative below:

	Year Ended December 31, 2006	Five Month Period Ended December 31, 2005	Year Ended July 31,
			2005	2004
Options outstanding, beginning of the period	5,092,085	4,729,793	4,542,210	4,020,810
Options granted	1,462,450	649,300	996,600	972,000
Options cancelled	(256,700)	(61,880)	(245,417)	(251,043)
Options exercised	(925,372)	(225,128)	(563,600)	(199,557)

Options outstanding, end of the period	5,372,463	5,092,085	4,729,793	4,542,210

Options exercisable, end of period	3,371,998	3,293,837	3,196,601	3,100,091

Common stock available for future issuances, end of the period	1,054,177	1,798,967	2,441,828	1,259,129

Weighted average exercise price of options:
granted	$29.72	$26.28	$18.78	$19.88
cancelled	23.37	20.40	24.30	27.94
exercised	14.69	15.44	6.64	12.52
outstanding	26.69	24.16	23.40	22.38
exercisable	26.41	25.81	25.82	23.98

The following table presents weighted average price and life information about significant option groups outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Yrs)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$00.0000 to 10.7875	659,730	3.2	$9.88	644,128	$9.86
$10.7876 to 21.5750	2,200,171	6.3	19.12	1,466,227	18.96
$21.5751 to 32.3625	938,905	7.2	25.30	500,833	24.53
$32.3626 to 43.1500	933,401	8.1	33.46	243,054	34.31
$43.1501 to 53.9375	145,589	8.6	44.75	23,089	48.20
$53.9376 to 75.5125	414,167	3.5	64.26	414,167	64.26
$75.5126 to 107.8750	80,500	2.9	81.47	80,500	81.47

	5,372,463	6.2	$26.67	3,371,998	$26.41

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31, 2006	Five Month Period Ended December 31, 2005	Year Ended July 31,
			2005	2004
Expected Life in Years	6.25	6.25	7.5	5
Interest Rate	4.70%	4.30%	4.10%	4.30%
Volatility	68%	68%	78%	82%
Dividend Yield	—	—	—	—

The expected stock price volatility rates are based on historical volatilities of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The average expected life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. For the year ended December 31, 2006, the average expected life was determined using the simplified approach as permitted by Staff Accounting Bulletin No. 107, or SAB 107. As previously noted, we adopted SFAS 123R on August 1, 2005 and estimated the expected term and the related period over which expected volatility is calculated, in accordance with SAB 107.

Restricted Stock

A summary of the status of our non-vested restricted stock and changes during the periods then ended are:

	Year Ended December 31, 2006	Five Month Period Ended December 31, 2005	Year Ended July 31, 2005
Nonvested restricted stock, beginning of the period	133,500	105,500	—
Shares issued	227,559	30,000	109,800
Shares cancelled	(14,770)	(2,000)	(3,000)
Shaes exercised	(22,000)	—	(1,300)

Nonvested restricted stock, end of the period	324,289	133,500	105,500

Weighted average grant date fair value	$32.95	$27.58	$20.38

Restricted stock that generally vests over four years from grant date has been issued to certain key employees and consultants. Compensation expense related to restricted stock for the year ended December 31, 2006, five month period ended December 31, 2005 and the year ended July 31, 2005 was approximately $3,014, $260 and $238, respectively. Prior to the year ended July 31, 2005, restricted stock was not issued. Upon the

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

adoption of SFAS 123R, we had an immaterial cumulative effect on compensation expense for restricted stock grants.

12.	Common and Preferred Stock

Common Stock

In November 2006, we sold 3,450,000 shares of common stock in a public offering at $43.00 per share, resulting in gross proceeds from the sale of $148,350. We incurred underwriting discounts and commissions of $8,121, or $2.34 per share as well as other expenses, resulting in net proceeds of $140,229.

During the year ended December 31, 2006, we increased our holdings of common stock in treasury by 6,919 shares in lieu of withholding taxes on the exercise of restricted stock. The shares were exchanged at fair market value for $279 in total. During the five month period ended December 31, 2005, we increased our holdings of common stock in treasury by 13,713 through stock-based exercise of employee options. The shares were exchanged at fair market value for $381 in total.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

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

13.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive losses are:

	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Total
Balances, July 31, 2003	$—	$652	$652
Change in Unrealized gains (losses) on marketable securities		(999)	(999)
Translation Adjustment	—		—

Balance at July 31, 2004	$—	$(347)	$(347)
Change in unrealized gains (losses) on marketable securities	—	(320)	(320)
Reclassification of realized gains included in net loss	—	101	101
Translation adjustment	—	—	—

Balances, July 31, 2005	—	(566)	(566)
Change in unrealized gains (losses) on marketable securities	—	259	259
Translation adjustment	(8)	—	(8)

Balances, December 31, 2005	$(8)	$(307)	$(315)
Change in unrealized gains (losses) on marketable securities	—	258	258
Translation adjustment	(120)	—	(120)

Balances, December 31, 2006	$(128)	$(49)	$(177)

14.	401(k) Plan

We have a qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions at a rate of $0.50 for each dollar deferred up to the first 6 percent of compensation. We made matching contributions of approximately $406, $202, $390 and $330 for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, respectively.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

15.	Revenues

We have been awarded various grants by agencies of the U.S. government to fund specific research projects. In July 2004, we received approval for a grant amounting to approximately $700 from the National Institutes of Health to fund a specific research project. In November 2004, the Department of Defense awarded us a grant for approximately $700 to fund additional specific research. In August 2005, the Department of Health and Human Services awarded us a grant for approximately $297 to fund additional specific research. Grant research revenues for the year ended December 31, 2006, five month period ended December 31, 2005 and the years ended July 31, 2005 and 2004, was approximately $870, $419, $476 and $21, respectively.

16.	Financial Instruments

The following methods and assumptions were used by us in estimating the fair value disclosures for financial instruments:

•	Cash, cash equivalents, and marketable securities are carried at approximate fair value.

•	Reimbursable contract costs, accounts payable, and notes payable are carried at cost which we believe approximate their fair value because of their short term maturity period.

•	The fair market value of convertible notes is determined based upon trading values reported at December 31, 2006.

	December 31, 2006		December 31, 2005		July 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$200,420	$200,420	$43,629	$43,629	$46,951	$46,951
Marketable securities	49,728	49,728	168,827	168,827	148,453	148,453
Reimbursable contract costs	—	—	—	—	139	139
Accounts payable	10,939	10,939	3,865	3,865	7,455	7,455
Mortgage loan	26,000	26,000	—	—	—	—
Convertible debt	150,000	217,125	150,000	129,750	150,000	153,000

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements—(Continued)

For the Year Ended December 31, 2006, Five Month Period Ended December 31, 2005,

and Years Ended July 31, 2005 and 2004

(amounts in thousands, except share and per share amounts)

17.	Quarterly Financial Information (unaudited)

The following is condensed quarterly financial information for the years ended December 31, 2006 and July 31, 2005:

	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
Revenue	$768	$340	$262	$188
Operating expenses	29,359	34,884	33,325	41,075
Operating loss	(28,591)	(34,544)	(33,063)	(40,887)
Net loss applicable to common shareholders	(27,226)	(33,166)	(31,872)	(39,250)
Net loss per common share, basic and diluted	(0.88)	(1.06)	(1.02)	(1.19)

	Oct 31, 2004	Jan 31, 2005	Apr 30, 2005	Jul 31, 2005
Revenue	$147	$563	$151	$203
Operating expenses	22,342	24,368	29,798	33,831
Operating loss	(22,195)	(23,805)	(29,647)	(33,628)
Net loss applicable to common shareholders	(19,188)	(24,470)	(32,450)	(32,642)
Net loss per common share, basic and diluted	(0.70)	(0.88)	(1.16)	(1.16)

The following is condensed quarterly financial information for the three month period ended October 31, 2005:

Revenue	$460
Operating expenses	36,758
Operating loss	(36,298)
Net loss applicable to common shareholders	(35,074)
Net loss per common share, basic and diluted	(1.16)

The following table outlines the condensed financial information for the two month period ended December 31, 2005 and 2004:

Revenue	$204	$98
Operating expenses	24,243	15,733
Operating loss	(24,039)	(15,635)
Net loss applicable to common shareholders	(22,882)	(16,173)
Net loss per common share, basic and diluted	(0.75)	(0.58)

Significant increases in operating expenses incurred in the 2 months ending December 31, 2005 compared to the same period in 2004 are primarily caused by clinical development activities, labor expenses and manufacturing development activities. The increased level of activity reflects the progress of our core development programs for Soliris™ and pexelizumab.