Form 10-Q
period 2008-03-31
ALEXION PHARMACEUTICALS INC
filed 2008-05-12
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐(do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	38,418,574
Class	Outstanding at May 7, 2008

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$104,854	$95,321
Marketable securities	1,693	10,433
Trade accounts receivable	53,702	46,278
Inventories	33,085	32,907
Prepaid manufacturing costs	14,653	13,775
Prepaid expenses and other current assets	10,138	6,640

Total current assets	218,125	205,354
Property, plant and equipment, net	111,219	104,280
Intangible assets, net	10,489	—
Goodwill, net	19,954	19,954
Restricted cash	417	958
Other assets	3,790	3,811

Total assets	$363,994	$334,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,080	$9,072
Accrued expenses	28,695	28,324
Deferred revenue	880	41
Revolving credit facility	18,000	—
Current portion of note payable	4,500	—
Current portion of capital lease obligations	280	272

Total current liabilities	58,435	37,709
Capital lease obligations, less current portion	427	499
Mortgage loan	44,000	44,000
Convertible notes	150,000	150,000
Note payable, less current portion	2,500	—
Other liabilities	593	593

Total liabilities	255,955	232,801

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 38,238 and 37,873 shares issued at March 31, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	844,534	833,534
Treasury stock, at cost, 57 shares	(1,260)	(1,260)
Accumulated other comprehensive loss	(1,711)	(1,443)
Accumulated deficit	(733,528)	(729,279)

Total stockholders’ equity	108,039	101,556

Total liabilities and stockholders’ equity	$363,994	$334,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
(in thousands, except per share amounts)	2008	2007
Revenues:
Net product sales	$45,546	$974
Contract research revenues	95	5,343

Total revenues	45,641	6,317

Cost of sales	5,464	85

Operating expenses:
Research and development	15,609	21,219
Selling, general and administrative	29,781	19,838

Total operating expenses	45,390	41,057

Operating loss	(5,213)	(34,825)

Other income and expense:
Investment income	767	2,769
Interest expense	(596)	(700)
Foreign currency gain (loss)	703	(27)

Loss before income tax benefit	(4,339)	(32,783)

Income tax benefit	90	90

Net loss	$(4,249)	$(32,693)

Net loss per share—basic and diluted	$(0.11)	$(0.92)

Shares used in computing basic and diluted net loss per common share	37,514	35,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(4,249)	$(32,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,289	873
Share-based compensation expense	5,884	4,980
Loss on disposal of property, plant and equipment	42	—
Changes in operating assets and liabilities:
Accounts receivable	(7,029)	(1,173)
Inventories	78	(799)
Prepaid expenses and other assets	(3,912)	(1,094)
Accounts payable and accrued expenses	(4,219)	(4,111)
Deferred revenue	863	(5,343)

Net cash used in operating activities	(11,253)	(39,360)

Cash flows from investing activities:
Purchases of marketable securities	(70,797)	(43,157)
Proceeds from maturity or sale of marketable securities	79,537	46,214
Purchases of property, plant and equipment	(7,950)	(16,219)
Purchase of technology rights	(3,489)	—
Release of (increase in) restricted cash	542	11,346

Net cash (used in) provided by investing activities	(2,157)	(1,816)

Cash flows from financing activities:
Payments under capital lease obligations	(64)	(18)
Proceeds from revolving credit facility	18,000	—
Net proceeds from issuance of common stock	4,486	11,412

Net cash provided by financing activities	22,422	11,394

Effect of exchange rate changes on cash	521	(52)

Net change in cash and cash equivalents	9,533	(29,834)

Cash and cash equivalents at beginning of period	95,321	166,826

Cash and cash equivalents at end of period	$104,854	$136,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic and neurologic diseases, cancer and autoimmune disorders. We have one marketed product, Soliris® (eculizumab), which is the first therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. Since our incorporation in January 1992 until we began commercial sales of Soliris in the U.S. in April 2007, we devoted most of our resources to drug discovery, research, and product and clinical development.

In March 2007, the U.S. Food and Drug Administration, or FDA, granted approval for our lead product Soliris for the treatment of PNH, a rare, life-threatening blood disorder. In June 2007, the European Commission, or E.C., also approved Soliris for the treatment of PNH.

Through March 31, 2008, our product sales have been solely attributable to sales of Soliris and have been generated from three sources: commercial sales in the United States (beginning in the second quarter of 2007), “named-patient” sales prior to full-scale commercialization in certain countries outside the United States (beginning in the first quarter of 2007) and commercial sales in countries outside the United States (beginning in the fourth quarter of 2007).

We have incurred operating losses since our inception. As of March 31, 2008, we had an accumulated deficit of $733,528. We may incur operating losses and negative cash flow for additional future periods due to costs associated with the worldwide commercialization of Soliris, pre-commercialization activities and anticipated commercialization activities in other countries, development of our manufacturing plant in Rhode Island, including engineering and validation runs, product research and development, preclinical studies and clinical testing, regulatory activities, commercial-scale manufacturing at our third party contractor and at our own manufacturing plant when that site is approved to manufacture Soliris, and other infrastructure support costs.

Until we can generate sufficient levels of cash from our operations, we expect to finance future cash needs primarily through the use of available cash, cash equivalents and short-term investments, availability under our credit agreement and, to the extent necessary, through proceeds from equity or debt financings, loans and collaborative agreements.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2008, the results of our operations for the three months ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The accompanying consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. Revenue

Our principal source of revenue is product sales. We have applied the following principles in recognizing revenue:

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

Through March 31, 2008, we have recorded revenue on sales for individual patients through named-patient programs outside the United States. The relevant authorities in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sales. In Europe, we have entered into transitional agreements with a distributor to distribute Soliris on a named-patient basis in specified European countries.

Outside the United States, we continue to engage with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required by each country. Our customers are expected to be primarily hospitals, hospital buying groups, pharmacies, other health care providers and distributors. Sales outside the United States are recorded upon receipt of product by the hospital, hospital buying group, pharmacy or other health-care provider.

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

We record estimated rebates payable under governmental programs, including Medicaid and programs in countries outside the United States, as a reduction of revenue at the time product sales are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We review our estimates and assumptions each period and record any necessary adjustments to our reserves. Generally, the length of time between product sale and the processing and reporting of the rebates is three to nine months. Upon reconciliation of government reporting to our sales records, we will revise our estimates of rebates payable, which will have an impact on revenue in the period in which the adjustment was made.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

We also record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

4. Royalties

Our cost of sales for the three months ended March 31, 2008 consists of actual and estimated royalties to third parties related to the sale and commercial manufacture of Soliris, as well as other manufacturing costs. We estimate royalties potentially owed to third parties based on contractual arrangements with certain parties, as well as our assessment of possible royalty amounts owed to other third parties. These estimates may be influenced by the outcome of current litigation, the results of which are uncertain (see Note 14). On a periodic basis and based on events such as the outcome of litigation, we may reassess these estimates, resulting in adjustments to cost of sales.

5. Inventories

The following table summarizes the components of our inventories:

	March 31, 2008	December 31, 2007
Raw materials	$6,372	$4,985
Work-in-process	16,741	17,677
Finished goods	9,972	10,245

	$33,085	$32,907

6. Intangible Assets

In February 2008, we agreed to purchase certain patents related to complement-inhibition technology from Oklahoma Medical Research Foundation, or OMRF. We have agreed to pay $10,000, plus interest, to OMRF for the rights to the patents, in various amounts to be remitted in 2008 and the first half of 2009. In accordance with our agreement, we paid $3,000 to OMRF in February 2008.

7. Long-Term Debt

In conjunction with the purchase of patents from OMRF (see also Note 6), we issued an uncollateralized note payable in an aggregate principal amount of $7,000, representing the balance of the $10,000 purchase price for the OMRF patent rights. In addition to the initial payment of $3,000 paid in February 2008, we are required to make a payment of not less than $4,500 by December 2008 and a final payment of the balance by July 2009. Interest shall accrue on any unpaid amount at the rate of 50% of the prime rate (as published in the Money Rates section of the Wall Street Journal (New York edition) plus 1%, per annum, or 3.63%, at March 31, 2008.

In February 2008, we entered into a Credit Agreement with Bank of America, N.A. to provide for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. The borrowing base is limited to 80% of eligible domestic receivables, as defined. At March 31, 2008, we have $18,000 outstanding under the revolving credit facility.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion's liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity, as defined. Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date. The interest rate applied to the outstanding balance at March 31, 2008 was 5.25%.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The revolving credit facility requires that Alexion comply with quarterly financial covenants related to liquidity and profitability ratios, as well as minimum revenue requirements. Further, the agreement includes negative covenants, subject to exceptions, restricting or limiting Alexion’s ability and the ability of Alexion’s subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. The agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.

8. Comprehensive Loss

The following table summarizes components of our comprehensive loss:

	Three months ended March 31,
	2008	2007
Net loss	$(4,249)	$(32,693)
Defined benefit pension plan activity	(245)	—
Net unrealized gains on available for sale securities	—	24
Foreign currency translation adjustment	(1,467)	(52)

Comprehensive loss	$(5,961)	$(32,721)

9. Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., or AAT, to consolidate certain functions and operations, including the termination of all AAT personnel, closure of AAT facilities, and impairment of equipment in that facility. These costs were recognized as liabilities during the year ended December 31, 2006. The following table summarizes the activity recorded during three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Accrual balance, beginning of period	$763	$7,044
Revision of estimate	—	93
Payments and other settlements	(43)	(5,554)

Accrual balance, end of period	$720	$1,584

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

10. Net Loss Per Common Share

Basic earnings (loss) per share (EPS) is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net loss is adjusted for the after-tax amount of interest and deferred financing costs associated with the convertible debt, and the denominator reflects the potential dilution, using the treasury stock method that could occur if options or other contracts to issue common stock were exercised or converted into common stock.

There is no difference between basic and diluted net loss per common share, as the effect of potential common share equivalents is anti-dilutive for the periods presented.

Potential dilutive securities include:

	March 31,
	2008	2007
Options to purchase common stock	4,394,517	5,382,823
Unvested restricted stock	580,092	482,139
Common stock issuable under convertible debt	4,768,710	4,768,710

	9,743,319	10,633,672

11. Derivative Instruments and Hedging Activities

We are exposed to fluctuations in foreign currency exchange rates, primarily related to the Euro and British Pound, related to our foreign operations. Beginning in March 2008, we entered into derivative instruments with a duration of approximately 30 days, to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. The derivative instruments do not qualify for hedge accounting under SFAS No. 133. Therefore, gains and losses on these derivative instruments, which offset changes in the fair value of these assets and liabilities, are recorded in foreign currency gain or loss within other income and expense.

At March 31, 2008, the notional settlement amount of these contracts was 7,500 Euros. We recognized a loss of $108 for the three months ended March 31, 2008 related to our derivative instruments.

12. Stock-Based Compensation

Stock-based compensation expense for the three months ended March 31, 2008 totaled $5,884, of which $4,260 was included in selling, general and administrative expense and $1,624 was included in research and development expense. Stock-based compensation expense for the three months ended March 31, 2007 totaled $4,980, of which $2,595 was included in selling, general and administrative expense and $2,385 was included in research and development expense. For the three months ended March 31, 2008, stock-based compensation of $257 and $368 was capitalized into inventory and fixed assets, respectively.

13. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. We adopted SFAS 157 as of January 1, 2008. In accordance with FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2008 Using
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$75,296	$—	$75,296	$—
Available for sale securities	$1,693	$—	$1,693	$—

14. Commitments and Contingencies

Litigation

As previously reported in Alexion’s filings with the SEC, PDL BioPharma, Inc., or PDL, and SB2, Inc., or SB2, each filed a civil action against Alexion in federal district court.

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

On January 31, 2008, SB2, filed a civil action against Alexion in the U.S. District Court for the Northern District of California. SB2 claims willful infringement by Alexion of SB2 patents due to sales of Soliris. SB2 seeks unspecified monetary damages, equitable relief and attorney’s fees. Alexion believes it has good and valid defenses to SB2’s claims and intends to vigorously defend the case.

The results of such civil actions cannot be predicted with certainty due to their early stages. However, depending on the outcome of these legal matters, the operating results of the Company could be materially impacted through adjustments to cost of sales.

15. Employee Benefit Plans

The Company maintains a defined benefit plan for employees of Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Allianz Insurance Switzerland. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

As of March 31, 2008, we recorded a net pension liability of $283 with a corresponding adjustment to other comprehensive income. Pension costs for the period ended March 31, 2008 were not material to the Company’s statement of operations.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

16. Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris, timing and effect of sales of Soliris in foreign markets, status of reimbursement, price approval and funding processes outside the United States, progress in developing commercial infrastructure, interest and sense of urgency about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for clinical trials and studies, clinical trial results, evaluation of our clinical trial results by regulatory agencies in other countries, prospects for regulatory approval in other countries, the need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, including pending litigation, the sufficiency of our existing capital resources and projected cash needs, results of pending litigation, assessment of impact of recent accounting pronouncements as well as assumptions relating to the foregoing. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

We are a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic and neurologic diseases, cancer and autoimmune disorders. We have one marketed product, Soliris, which is the first therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, a rare, life-threatening blood disorder.

Soliris® (eculizumab) is designed to inhibit a specific aspect of the complement component of the immune system, and thereby treat inflammation related to chronic hematologic and neurological disorders and autoimmune disorders. Soliris is a humanized antibody that blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is a rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

From our inception in January 1992 until we began commercial sales of Soliris in the U.S. in April 2007, we devoted most of our resources to drug discovery, research, and product and clinical development. In March 2007, the U.S. Food and Drug Administration, or FDA, granted approval for our lead product Soliris. We began commercial sale of Soliris in the United States during April 2007.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

In June 2007, the European Commission, or E.C., approved the use of Soliris for patients with PNH in the European Union, which also serves as the basis for approval in Iceland and Norway. Outside the United States, we are engaging with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required in each country. In several countries outside the United States, we continue meaningful sales to individual patients through approved named-patient programs.

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

We have submitted an application for marketing authorization in Australia for Soliris for the treatment of patients with PNH. The application was accepted for priority review. Soliris has received Orphan Drug Designation in Australia, which provides certain regulatory and filing fee advantages, including market exclusivity for several years after approval. In Japan, we completed enrollment of patients in our AEGIS study in March 2008. This study is a single registration study to evaluate the safety, efficacy, and pharmacology of Soliris as a treatment for Japanese patients with PNH. The open label study was previously authorized by Japan’s Pharmaceutical and Medical Devices Agency (PMDA).

We are also focusing our research efforts on the use of eculizumab in other indications, including use in rare and severe complement-mediated conditions, including in chronic hemolytic and thrombotic disorders and in chronic and debilitating neurological disorders. Separate studies on the effectiveness of eculizumab in treating myasthenia gravis and multifocal motor neuropathy are expected to begin in 2008. We are also aware that independent investigators have commenced a study to evaluate eculizumab in organ transplantation.

In addition, we anticipate beginning a clinical study of the safety and efficacy of an antibody to the immune regulator CD200 in chronic lymphocytic leukemia in 2008.

Recent Developments

In February 2008, we agreed to purchase certain patents related to complement-inhibition technology from Oklahoma Medical Research Foundation, or OMRF. We will pay $10,000, plus interest, to OMRF for the rights to the patents, in various amounts to be remitted in 2008 and the first half of 2009. No further amounts, including royalties, will be owed to OMRF in respect of sales of Soliris or other use of the patents. Accordingly, the previously announced claims filed by OMRF and counterclaims filed by Alexion in the U.S. District Court for the Northern District of Oklahoma have been resolved.

In February 2008, we entered into a credit agreement with Bank of America, N.A. The agreement provides for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. The borrowing base is limited to 80% of eligible domestic accounts receivables, as defined. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

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

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris, manufacturing development and manufacturing of future products. We transferred our pilot manufacturing capabilities from New Haven, Connecticut to Smithfield, Rhode Island during 2007, and are using this facility for the production and purification of certain of our product candidates for clinical studies.

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

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2007. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe the judgments, estimates and assumptions associated with following critical accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies:

•	Revenue recognition

•	Royalties

•	Inventories

•	Prepaid manufacturing

•	Research and development expenses

•	Stock-based compensation

•	Long-lived assets

•	Income Taxes

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2007. We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Results of Operations

Comparison of the Three Months ended March 31, 2008 to the Three Months ended March 31, 2007

Revenues

Net product sales

In March 2007, the U.S. Food and Drug Administration, or FDA, granted approval for Soliris for the treatment of PNH. In June 2007, the European Commission, or E.C., also approved Soliris for the treatment of PNH. Our product sales have been solely attributable to sales of Soliris and have been generated from three sources: commercial sales in the United States (beginning in the second quarter of 2007), “named-patient” sales prior to full-scale commercialization in certain countries outside the United States (beginning in the first quarter of 2007) and commercial sales in countries outside the United States (beginning in the fourth quarter of 2007).

We generated net product sales of Soliris of $45,546 and $974 for the three months ended March 31, 2008 and 2007, respectively. The $974 in net product sales reported in the three month period ended March 31, 2007 was associated with named-patient sales outside the United States prior to regulatory approval.

Contract research revenue

We recorded contract research revenues of $95 and $5,343 for the three months ended March 31, 2008 and 2007, respectively. Contract research revenue recorded in 2008 reflects grant revenue from our U.S. government funded asthma program. The $5,343 in contract research revenues recorded in 2007 relates to the termination of our collaborative agreement with Proctor & Gamble, effective March 30, 2007.

Cost of sales

Cost of sales was $5,464 and $85 for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, cost of sales includes both manufacturing costs, as well as actual and estimated royalty expenses associated with sales of Soliris.

Product sold during the three months ended March 31, 2007 was previously expensed prior to submission of our BLA, and therefore is not included in the cost of sales during this period. During the fourth quarter of 2007, we fully exhausted the supply of previously expensed inventory. Beginning in 2008, our cost of sales includes the full manufacturing cost of the inventory. Accordingly, cost of sales for the three months ended March 31, 2007 includes only actual and estimated royalty expenses associated with sales of Soliris.

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

The following table provides information regarding the changes in research and development expenses. The clinical development, product development and discovery research groupings exclude the costs of payroll and benefits, operating and occupancy and depreciation and amortization, which are listed separately for the periods presented:

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2008	2007	Increase/ (Decrease) $ Change
Clinical development	$4,140	$7,206	$(3,066)
Product development	2,524	2,653	(129)
Discovery research	276	1,003	(727)
Payroll and benefits	6,813	8,746	(1,933)
Operating and occupancy	1,030	1,085	(55)
Depreciation and amortization	826	526	300

Research and development expense	$15,609	$21,219	(5,610)

Research and development expenses decreased $5,610 for the three months ended March 31, 2008, as compared to the same period in 2007, respectively.

For the three months ended March 31, 2008, the decrease in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•

Decrease of $3,066 in clinical development expense due largely to a decrease in spending on the EXTENSION, EXPLORE and EMBRACE studies of approximately $2,502, decreased spending on pexelizumab based on the 2007 cancellation of the P&G agreement of $1,626, offset by an increase in spending on our AEGIS clinical study in Japan of $1,246.

•	Decrease of $727 in non-labor discovery research expense, due largely to reduction in external research and consulting fees of $511.

•

Decrease of $1,933 in research and development payroll and benefit expense related primarily to a reduction in stock-based compensation due to employee forfeitures and additional capitalization to inventory and property, plant and equipment.

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

Selling, general and administrative expenses were $29,781 and $19,838, for the three months ended March 31, 2008 and 2007, respectively. The increase of $9,943 was primarily due to the following:

•

Increase in salary, benefits and other labor expenses of $4,757 for the three months ended March 31, 2008 including increased share-based compensation cost of $1,664. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial operations teams. This increase was also due to increases in payroll and benefits within our executive, finance, information technology, human resources and legal groups to support our growth as a commercial entity.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

•

Increase in non-labor commercial operations of $1,220 for the three months ended March 31, 2008. For the three months ended March 31, 2008, this increase was comprised primarily of expansion of our foreign operations, which we expanded significantly in the latter half of 2007.

•

Increase in non-labor general and administration of $3,935 for the three months ended March 31, 2008 related to increases in legal costs associated with ongoing litigation and increases in infrastructure costs to support our growth as a commercial entity.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and short-term marketable securities. Investment income was $767 for the three months ended March 31, 2008, as compared to $2,769 for the same period in 2007. The decrease was due primarily to a smaller cash position and lower interest rates during the three month period ended March 31, 2008, versus the same period in the prior year.

We incur interest expense on our convertible note, mortgage debt, revolving credit facility and capital lease obligations. Our interest expense is net of interest capitalized related to the construction of our Rhode Island manufacturing facility, which was $1,196 for the three months ended March 31, 2008. Interest expense was $596 for the three months ended March 31, 2008, as compared to $700 for the same period in 2007. The decrease reflects the additional capitalization of interest in connection with the acquisition and construction of the Smithfield, Rhode Island manufacturing facility.

Foreign currency transaction gains relate to our foreign operations, which increased significantly beginning in 2007. The foreign currency transaction gains totaled $703 for the three months ended March 31, 2008 and were primarily a result of the weaker U.S. Dollar compared to the Euro. Our foreign currency program to limit balance sheet exposure, which was initiated in March 2008, had a minor impact on the foreign currency gain for the three months ended March 31, 2008.

Income Taxes

We currently record a full valuation allowance against our state and federal deferred tax assets and, accordingly, we do not record a tax benefit related to our significant net operating losses and other deferred tax assets. We record current tax expense related to certain state income taxes. In addition, we record the benefit of certain research and development tax credits which are subject to a cash exchange with the State of Connecticut. We recorded a state tax benefit of $90 and $90 for the three months ended March 31, 2008 and 2007, respectively.

We will continue to monitor our deferred tax assets to determine whether necessary adjustments may be required relating to our valuation allowance.

Net Loss

The Company incurred a net loss for the three month period ended March 31, 2008 of $4,249 or $0.11 per common share, versus a net loss of $32,693 or $0.92 per common share, for the same period in 2007.

Liquidity and Capital Resources

As of March 31, 2008, our consolidated cash, cash equivalents and marketable securities totaled $106,547, essentially unchanged from the balance at December 31, 2007. Until required for use in the business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. Government notes in accordance with our investment policy. We do not have any investments in auction rate securities.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. For the quarter ended March 31, 2008, three individual customers accounted for 33.2%, 16.9% and 12.5% of the accounts receivable balance. For the quarter ended March 31, 2008, three individual customers accounted for 22.8%, 9.5% and 8.6% of our product sales.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

At March 31, 2008, our working capital was $159,689, compared to $167,645 at December 31, 2007.

We have incurred operating losses since our inception. As of March 31, 2008, we had an accumulated deficit of $733,528. We may incur operating losses and negative cash flows for additional periods due to costs associated with the commercialization of Soliris in the United States, pre-commercialization activities and anticipated commercialization activities outside of the United States, development of our manufacturing plant in Rhode Island, product research and development, pre-clinical studies and clinical testing, regulatory activities, commercial-scale manufacturing at our third party contractor and at our own manufacturing plant when that site is qualified to manufacture Soliris, and other infrastructure support costs.

Until we can generate sufficient levels of cash from our operations, we expect to continue to finance future cash needs primarily through cash, cash equivalents and short-term investments, and to the extent necessary, through proceeds from equity or debt financings, loans, including availability under our revolving credit agreement, and collaborative agreements. The requirement to obtain additional cash from debt or equity financing will be highly dependent on our sales, and related cash collections of Soliris.

We anticipate that cash generated from operations and our existing available cash, as well as interest and investment income earned on available cash and marketable securities, should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

Operating Activities

Net cash used in operating activities was $11,253 and $39,360 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $28,107, or 71.4%. The decrease in cash used compared to the same period in the previous year is primarily due to lower net loss compared to the same period in 2007. The components of cash used in operating activities for the three months ended March 31, 2008 are as follows:

• Our reported Net loss of $4,249, adjusted for non-cash items, including depreciation and amortization of $1,289 and stock compensation of $5,884.

• Net cash outflow due to changes in operating assets of $10,863, primarily attributable to increases in accounts receivable and prepaid expenses. Due to the payment terms granted to our U.S. and foreign customers, a significant portion of our product sales to date have not yet been collected. These increases were offset by an increase in our accrued expenses for compensation and actual and estimated royalties.

During 2008, changes in cash from operations will be highly dependent on sales levels, and related cash collections, from sales of Soliris. In addition, we expect that cash outflows related to the changes in operating assets will continue to increase related to sales and resulting accounts receivable increases.

Investing Activities

Net cash used in investing activities was $2,157 for the three months ended March 31, 2008 versus $1,816 provided by investing activities for the three months ended March 31, 2007. For the three months ended March 31, 2008, the net cash used for investing activities consisted of the following:

• $8,740 cash inflow from the net sale of marketable securities, which was used to fund our operations

• $7,950 of additions to property, plant and equipment, of which $6,955 were costs incurred in seeking regulatory approval, including engineering runs, related to our Rhode Island manufacturing facility, with the remaining attributable to spending on information technology and facility capital costs; and

• $3,489 related to the purchase of patents from OMRF

Through March 31, 2008, we have capitalized $98,554 related to the facility, which includes all costs associated with construction, renovation and upgrades, engineering runs and capitalized interest. This includes the pilot plant which was placed in service in the fourth quarter of 2007. Through March 31, 2008, costs incurred in seeking regulatory approval, including engineering runs, was $28,126, and capitalized interest was $5,524.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Financing Activities

Net cash provided by financing activities was $22,422 and $11,394 for the three months ended March 31, 2008 and 2007, respectively. The $22,422 consisted of proceeds from our revolving credit facility of $18,000 and approximately $4,500 from the issuance of common stock related to the exercise of stock.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2007, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” Material changes in our contractual obligations since December 31, 2007 includes our revolving credit facility and the note payable related to the purchase of patents from OMRF, which are described below.

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In February 2008, we entered into a Credit Agreement with Bank of America, N.A. to provide for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, RI. The borrowing base is limited to 80% of eligible domestic receivables, as defined. The outstanding amount due under the revolving credit facility as of March 31, 2008 was repaid in April 2008.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity, as defined. Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date.

The revolving credit facility requires that Alexion comply with quarterly financial covenants related to liquidity and profitability ratios, as well as minimum revenue requirements. Further, the agreement includes negative covenants, subject to exceptions, restricting or limiting Alexion’s ability and the ability of Alexion’s subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. The agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.

Note Payable

In conjunction with the purchase of patents from OMRF, we issued a note payable in an aggregate principal amount of $7,000, representing the balance of the $10,000 purchase price for the OMRF patent rights. In addition to the initial payment of $3,000 paid in February 2008, we are required to make a payment of not less than $4,500 during or prior to December 2008 and a final payment of the balance during or prior to July 2009. Interest shall accrue on any unpaid amount at the rate of 50% of the prime rate (as published in the Money Rates section of the Wall Street Journal (New York edition) plus 1%, per annum.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

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

As of March 31, 2008, the market value of our $150,000, 1.375% Convertible Notes due February 1, 2012, based on quoted market prices, was estimated at $298,013. The $76,987 decrease from December 31, 2007 is largely attributable to the decrease in the price of our common stock during the period.

Mortgage Loan

We have a mortgage loan of $44,000 to finance the purchase and construction of our manufacturing facility in Smithfield, Rhode Island. The mortgage loan bears interest at a fixed annual rate of 9.12%. The loan principal is required to be repaid in equal monthly installments of $489, starting March 2010 and until August 2017, at which time all outstanding balances are due. The loan is collateralized by the assets of our Smithfield, RI manufacturing facility. The loan may not be prepaid in whole or in part prior to July 2009. After that date, the loan can be prepaid in whole, but not in part, and must include a prepayment premium as described in the loan agreement.

As a condition of the loan, we are required to maintain restricted cash accounts. These accounts must maintain certain operating escrow balances. At March 31, 2008, the balance of restricted cash was $417.

The mortgage loan does not require covenants related to our financial performance.

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

Interest Rate Market Risk

As of March 31, 2008, we held essentially all of our cash and investments, including restricted cash, in financial instruments, primarily money market funds, with original maturity dates of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds, through maturity. We estimate that a change of 100 basis points in interest rates would result in an increase or decrease of approximately $23 in the fair value of our cash and investments.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Our outstanding long-term liabilities as of March 31, 2008 included our $150,000, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes. As of March 31, 2008, the market value of our $150,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $298,013.

In July 2006, we borrowed $26,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. In July 2007, we amended the mortgage loan agreement with iStar Financial Inc. to increase the loan amount by $18,000, resulting in an aggregate principal balance of $44,000. From the effective date of the amendment, the mortgage loan bears interest at a new fixed annual rate of 9.12%. Accordingly, any changes in the interest rate will not impact our Statement of Operations.

During the first quarter of 2008, we entered into a revolving credit facility with Bank of America and may borrow up to $25,000. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement). We do not expect changes in interest rates related to our revolving credit facility to have a material effect on our financial statements.

In conjunction with the purchase of patents from OMRF, we issued a note payable in an aggregate principal amount of $7,000, representing the balance of the $10,000 purchase price for the OMRF patent rights. Interest shall accrue on any unpaid amount at the rate of 50% of the prime rate (as published in the Money Rates section of the Wall Street Journal (New York edition) plus 1%, per annum

Foreign Exchange Market Risk

As a result of our foreign operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily to the Euro. The current exposures arise primarily from monetary instruments, accounts receivable and intercompany receivables and payables denominated in foreign currencies. In March 2008, we began a program to limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet.

Accordingly, we expect that a hypothetical 10% adverse change in exchange rates would not result in a material loss in fair value of our foreign currency exposure monetary assets and liabilities on our balance sheet.

In addition to our balance sheet risk, we anticipate future revenues and costs denominated in currencies other than the U.S. Dollar. Accordingly, future revenues and costs may be impacted by changes in foreign exchange rates. In the future, we may elect to limit this future exposure through the use of cash flow hedges.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

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

On March 15, 2007, OMRF filed a civil action against Alexion in the U.S. District Court for the Northern District of Oklahoma, alleging, among other things, (i) breach of contract by Alexion, (ii) willful infringement by Alexion of an OMRF patent, and (iii) fraud and constructive fraud under Oklahoma law. During the first quarter of 2008, Alexion agreed to acquire all rights to the relevant patents for a total payment of $10 million. Accordingly, the previously announced claims filed by OMRF and counterclaims filed by Alexion in the U.S. District Court for the Northern District of Oklahoma have been resolved.

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

On January 31, 2008, SB2 filed a civil action against Alexion in the U.S. District Court for the Northern District of California. SB2 claims willful infringement by Alexion of SB2 patents due to sales of Soliris. SB2 seeks unspecified monetary damages, equitable relief and attorney’s fees. Alexion believes it has good and valid defenses to SB2’s claims and intends to vigorously defend the case.

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

Our ability to generate revenues will depend on successful commercialization of Soliris in the United States and throughout the rest of the world and whether physicians, patients and healthcare payers view Soliris as therapeutically and cost effective. For the three months ended March 31, 2008, sales related to Soliris constituted almost all of our total revenue, and we expect that Soliris product sales will continue to contribute to a significant percentage of our total revenue over the next several years.

The commercial success of Soliris will depend on several factors, including the following:

•	the number of patients with PNH who are diagnosed with the disease and identified to us;

•	the number of patients with PNH that may be treated with the product;

•	successful launch of commercial sales of the product in Europe and successful continuation of commercial sales in the United States;

•	acceptance of the product in the medical community;

•	ability to effectively market and distribute the product in the United States and the rest of the world;

ALEXION PHARMACEUTICALS, INC.

•	ability to obtain sufficient coverage or reimbursement by third-party payers;

•	receipt of marketing approvals from foreign regulatory authorities; and

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers.

We obtained marketing approval for Soliris in Europe in June 2007. We are engaging with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required in each country. We have commenced commercial sales in some countries in Europe. In addition, in other European countries, we continue meaningful sales to individual patients through approved named-patient programs. We cannot guarantee that reimbursement and other processes will be concluded successfully or on a timely basis and, as a result, sales in certain European countries may be delayed or never occur. If we are not successful in commercializing Soliris in the United States and the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business will be materially harmed and we may need to curtail or cease operations.

Because the target patient population for Soliris is small and has not been definitively determined, we must be able to successfully identify PNH patients and achieve a significant market share in order to achieve or maintain profitability.

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

We may not be able to gain or maintain market acceptance among the medical community or patients which would prevent us from achieving or maintaining profitability.

We cannot be certain that Soliris will gain or maintain market acceptance among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for Soliris in the United States and Europe, it does not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe and therapeutically effective relative to cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of our products, publicity concerning our products or competing products, our ability to obtain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplants. If Soliris fails to achieve market acceptance, we may not be able to market and sell it successfully, which would limit our ability to generate revenue and could harm our business.

ALEXION PHARMACEUTICALS, INC.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors and they do not set or determine demand for Soliris. For the three month period ended March 31, 2008, our three top customers accounted for approximately 22.8%, 9.5% and 8.6% of our net product sales, and we expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies who supply physician office clinics, hospital outpatient clinics, infusion clinics or home health care providers and governmental organizations distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

ALEXION PHARMACEUTICALS, INC.

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

Since Soliris is a high-cost treatment, most patients require some form of third party coverage. If adequate coverage and reimbursement by third-party payers is not available, our ability to successfully commercialize Soliris may be adversely impacted. Any limitation on the use of Soliris or any decrease in the price of Soliris will have a material adverse effect on our ability to achieve or maintain profitability.

Even where patients have access to insurance, their insurance co-payment amounts may represent a barrier to obtain Soliris. In the United States, Alexion will financially support the PNH Foundation of the National Organization for Rare Disorders, or NORD, which, among other things, assists patients in acquiring drugs such as Soliris. Organizations such as NORD assist patients who have no insurance coverage for drugs or whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s ability to provide financial assistance to PNH patients may be dependent on funding from Alexion, and we cannot guarantee that such funding will be provided by Alexion or other parties at adequate levels, if at all. We have also provided Soliris without charge for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our ability to achieve profitability.

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

If the use of Soliris or our product candidates harms people, or is perceived to harm patients even when such harm is unrelated to Soliris or our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The testing, manufacturing, marketing and sale of drugs for use in humans exposes us to product liability risks. Side effects and other problems from using our products, including Soliris and our product candidates, could (1) lessen the frequency with which physicians decide to prescribe our products, (2) encourage physicians to stop prescribing our products to their patients who previously had been prescribed our products, (3) cause serious adverse events and give rise to product liability claims against us, and (4) result in our need to withdraw or recall our products from the marketplace. Some of these risks are unknown at this time.

ALEXION PHARMACEUTICALS, INC.

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

Some patients treated with Soliris for PNH or other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Neisseria bacteria. Serious cases of Neisseria infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. PNH patients in our TRIUMPH and SHEPHERD trials all received vaccination against the Neisseria bacteria prior to first administration of Soliris and all patients who are prescribed Soliris in the United States and Europe are required by prescribing guidelines to be vaccinated prior to receiving their first dose; however, vaccination does not eliminate all risk of becoming infected with Neisseria bacteria. Some patients treated with Soliris, who had been vaccinated, including patients who have participated in our trials of Soliris for the treatment of PNH and other diseases, have become infected with Neisseria bacteria, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

ALEXION PHARMACEUTICALS, INC.

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

We have executed a commercial-scale product supply agreement with Lonza for the long-term manufacture of eculizumab on which we will be relying for manufacturing commercial sale quantities of Soliris. The failure of Lonza to manufacture appropriate supplies of eculizumab, on a timely basis, or at all, may prevent or impede the commercialization of Soliris. Lonza or we will be required to manufacture substantially more material than we have required for clinical and preclinical trials. We, and our outside manufacturers, may experience higher manufacturing failure rates than in the past, if and when, we attempt to substantially increase production volume. If we experience interruptions in the manufacture of our products, our drug development and commercialization efforts will be delayed. If any of our outside manufacturers stops manufacturing our products or reduces the amount manufactured, or is otherwise unable to manufacture our required amounts at our required quality, we will need to find other alternatives, which is likely to be expensive and time consuming. Even if we are able to find alternatives they may ultimately be insufficient for our needs. As a result, our ability to conduct testing and drug trials and our plans for commercialization would be materially adversely affected. Submission of products and new development programs for regulatory approval, as well as our plans for commercialization, would be delayed or suspended. Our competitive position and our prospects for achieving or maintaining profitability would be materially and adversely affected.

Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured prior to granting marketing approval for any product candidate. Manufacturing facilities are also subject to ongoing inspections, and minor changes in manufacturing processes may require additional regulatory approvals. We cannot assure you that we or our third-party collaborators will successfully comply with all requirements and regulations, which failure would have a material adverse effect on our business.

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

We have had a history of losses and may incur future losses.

We have incurred losses since we started our company in January 1992. As of March 31, 2008, we had an accumulated deficit of approximately $734 million. If we continue to incur operating losses and fail to achieve or maintain profitability, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States during April 2007 and began commercial sales in Europe during the fourth quarter of 2007. We cannot guarantee that we will be successful in commercializing Soliris in the United States and Europe, and we do not know when we will have products available for sale in other countries and regions, if ever. All of our other product candidates are still in the early stages of research and development. We may operate at a net loss for additional periods as we transition from a research and development company to a sales and marketing company, continue our research and development efforts, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. We may never generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. Because we have only limited experience thus far with marketing, sales and distribution of Soliris we have limited insight into the trends that may emerge and affect us. We may make errors in predicting and reacting to relevant business trends, which could harm our business. Our future profitability depends on our ability to successfully market Soliris in the United States and Europe, on receiving regulatory approval of Soliris in other countries, and our ability to successfully manufacture approved drugs. The extent and the timing of our future losses and our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.

We believe that revenues and collections from sales of Soliris along with our existing cash, cash equivalents and marketable securities will provide sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete the development and continue the commercialization of our products and product candidates. We are currently selling and preparing for the commercialization of Soliris in several countries in Europe, evaluating and preparing regulatory submissions for Soliris other countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout Europe and as we initiate or continue clinical trials for our product candidates.

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

ALEXION PHARMACEUTICALS, INC.

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

If our competitors get to the marketplace before we do, or with better or cheaper drugs, Soliris and our product candidates may not be profitable to continue to pursue.

Both the FDA and the European Medicines Evaluation Agency, or EMEA, have granted orphan drug designation for Soliris in the treatment of PNH, which entitles us to exclusivity for seven years in the United States and for ten years in Europe. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Each of Adprotech Ltd., Avant Immunotherapeutics, Inc., XOMA, Ltd., Novo Nordisk A/S, Archemix Corporation, Evolutec Ltd., Amgen Inc., Genentech, Inc., Pharming Group N.V., CSL-Behring, Peptech Ltd., Lev Pharma, Inc., Optherion, Inc., Jerini AG, Potentia Pharmaceuticals, Inc., Ophthotech Corporation and ChemoCentryx, Inc. have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware that Abbott Laboratories, Inc., Baxter International, Inc., Millennium Pharmaceuticals, Inc. and Neurogen Corporation, have had programs to develop complement inhibitor therapies. Each of AstraZeneca, MorphoSys AG and Dyax Corporation has publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes. Additionally, each of Amgen, Inc. and Medarex, Inc. has publicly announced intentions to develop therapeutic human antibodies from mice that have been bred to include some human antibody genes. These and other pharmaceutical companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace even before we are able to finish our clinical trials. Other pharmaceutical companies

ALEXION PHARMACEUTICALS, INC.

also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

If we fail to recruit and retain personnel, we may not be able to implement our business strategy.

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly Dr. Leonard Bell, M.D., our Chief Executive Officer and a member of our Board of Directors, David W. Keiser, our President, Chief Operating Officer and a member of our Board of Directors, and Stephen P. Squinto, Ph.D., our Executive Vice President and Head of Research and Development. There is intense competition in the biopharmaceutical industry for qualified scientific and technical personnel. Since our business is science-oriented and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have employment agreements with Dr. Bell, Mr. Keiser, and Dr. Squinto. None of our key personnel is nearing retirement age or to our knowledge, planning to retire. To our knowledge, there is no tension between any of our key personnel and the Board of Directors. If we are unable to retain and recruit highly qualified personnel, our ability to execute our business plan will be materially and adversely affected.

In particular, we highly value the services of Dr. Bell, our Chief Executive Officer. The loss of his services could materially and adversely affect our ability to achieve our objectives.

We are significantly leveraged.

On March 31, 2008, we had outstanding $150 million principal amount of 1.375% convertible senior notes which will mature on February 1, 2012. Our subsidiary Alexion Manufacturing borrowed $44 million to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility which may not be prepaid in whole or in part prior to July 11, 2009. The loan is guaranteed by us and bears a fixed annual rate of 9.12%. The loan principal is required to be repaid in equal monthly installments of $489,000, starting March 2010 and until August 2017, at which time all outstanding balances are due. During the first quarter of 2008, we entered into a revolving credit facility with Bank of America and may borrow up to $25 million, with up to a $5 million sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of our assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on our liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on our liquidity (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date. In addition, we issued a note payable in an aggregate principal amount of $7 million in connection with the acquisition of certain patents from OMRF.

Our 1.375% convertible senior notes, the mortgage loan, the revolving credit facility and the OMRF note obligation remain outstanding or available, and the degree to which we are leveraged could, among other things:

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

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Alexion, or if taxable income does not reach sufficient levels.

As of December 31, 2007, we had approximately $733 million of U.S. Federal net operating loss carry forwards, or NOLs, available to reduce taxable income in future years. We believe that some of these NOLs are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended.

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

ALEXION PHARMACEUTICALS, INC.

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

In addition, the ability to use net operating loss carryforwards will be dependent on our generation of taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income. In the year-ended December 31, 2007, NOLs of $6.8 million expired.

Risks Related to Our Industry

We are subject to extensive government regulation and, if we do not maintain our regulatory approvals in the United States or in Europe, we will not be able to sell Soliris in such market.

We and our partners cannot sell or market our products without regulatory approval. We obtained marketing approval of Soliris in the United States and in Europe for PNH. We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. In the United States, we or our partners must obtain and maintain approval from the FDA for each indication for each drug that we intend to sell and for each facility where such drug is manufactured. Obtaining FDA approval is typically a lengthy and expensive process, and although we obtained approval for Soliris in PNH, approval is highly uncertain for our other drug candidates. Governments in Europe and other parts of the world also regulate drugs distributed outside the United States and facilities outside the United States where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products. Soliris became commercially available in certain countries in Europe in the fourth quarter of 2007. We may not receive regulatory approval for Soliris outside the United States and Europe or for any of our product candidates for at least the next several years, if ever.

If we fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris, and our business would be seriously harmed.

We and our future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other countries. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, adverse event reporting requirements, and export of biologics. As a condition of approval for marketing our product, the FDA or governmental authorities in other countries may require us to conduct additional clinical trials. For example, in connection with the approval of Soliris in the United States, we have agreed to perform clinical studies assessing long term safety outcomes in the Soliris Safety Registry, monitoring immunogenicity, monitoring compliance with vaccination requirements, and determining the effects of anticoagulant withdrawal among PNH patients receiving eculizumab. The FDA can propose to withdraw approval if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the EMEA and certain other health agencies. We, the FDA, the EMEA or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with a product,

ALEXION PHARMACEUTICALS, INC.

manufacturer or facility may result in restrictions on the product, manufacturer or manufacturing facility, including withdrawal of the product from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing our products will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. Any third party we would use to manufacture our products for sale must also be licensed by applicable regulatory authorities.

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

Regulatory agencies may require additional information or data with respect to our submissions for Soliris for PNH. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris by the FDA and the E.C., other regulatory agencies may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. In addition to the FDA and other regulatory agency regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing and approval for drugs, and commercial sales and distribution of drugs in foreign countries. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. We have commenced clinical studies with Soliris in patients with PNH in Japan; there is no assurance that the Japanese regulatory agency will find these studies sufficient for registration of Soliris in Japan.

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

ALEXION PHARMACEUTICALS, INC.

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

Our business requires using sensitive technology, techniques and proprietary compounds that we protect as trade secrets. However, we may also rely heavily on collaboration with suppliers, outside scientists and other drug companies. Collaboration presents a strong risk of exposing our trade secrets. If our trade secrets were exposed, it would help our competitors and adversely affect our business prospects.

ALEXION PHARMACEUTICALS, INC.

In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We may obtain patents or the right to practice patents through ownership or license. Soliris and our drug candidates are expensive and time-consuming to test and develop. Without patent protection, competitors may copy our methods, or the chemical structure or other aspects of our drugs. Even if we obtain and maintain patents, the patents may not be broad enough to protect our drugs from copycat products.

If we are found to be infringing on patents owned by others, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our drugs. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our drugs, including Soliris, which would adversely affect our business.

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. In March 2007, we reported that two civil actions were filed against us relating to the commercialization of Soliris and the intellectual property rights of third parties. Oklahoma Medical Research Foundation, or OMRF, filed a civil action against us in Oklahoma alleging, among other things, breach of contract of an existing license agreement between OMRF and Alexion and Alexion’s willful infringement of OMRF patents. During the first quarter of 2008, Alexion acquired all rights to the relevant patents for a total payment of $10 million; and OMRF agreed to withdraw its civil action and release Alexion from all liabilities in connection with such license agreement and patents upon payment in full. PDL BioPharma, Inc., or PDL, filed a civil action against us in Delaware, alleging willful infringement of PDL patents. If it is finally determined that we infringe the PDL patents, we may be required to pay royalties to PDL on sales of Soliris. In January 2008, SB2, Inc. filed a civil action against us relating to the commercialization of Soliris and alleged infringement of SB2, Inc.’s intellectual property rights. If it is finally determined that we infringe the SB2, Inc. patents, we may be required to pay royalties to SB2, Inc. on sales of Soliris. Although we do not believe that any valid patent of PDL or SB2, Inc. is necessary for the commercialization of Soliris, we cannot guarantee that we will be successful in defending against such actions. If we cannot successfully defend against these or any other future actions or conflicts, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling Soliris, which would adversely affect our business.

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

ALEXION PHARMACEUTICALS, INC.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2007 and December 31, 2007, the sales price of our common stock fluctuated from a low of $35.77 per share to a high of $79.80 per share. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

ALEXION PHARMACEUTICALS, INC.

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

10.1 Credit Agreement, dated February 13, 2008, by and between Alexion Pharmaceuticals, Inc. and Bank of America, N.A. †

10.2 Security Agreement, dated February 13, 2008, by and between Alexion Pharmaceuticals, Inc., Bank of America, N.A., and the other loan parties named therein

10.3 Note, dated February 13, 2008, issued by Alexion Pharmaceuticals, Inc. to Bank of America, N.A.

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

†	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: May 12, 2008	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: May 12, 2008	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)