Form 10-Q
period 2008-06-30
ALEXION PHARMACEUTICALS INC
filed 2008-08-07
CIK 899866

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	38,899,422
Class	Outstanding at August 4, 2008

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$106,101	$95,321
Marketable securities	1,696	10,433
Trade accounts receivable	56,138	46,278
Inventories	48,048	32,907
Prepaid manufacturing costs	5,388	13,775
Prepaid expenses and other current assets	10,759	6,640

Total current assets	228,130	205,354

Property, plant and equipment, net	119,387	104,280
Intangible assets, net	10,240	—
Goodwill, net	19,954	19,954
Restricted cash	484	958
Other assets	994	3,811

Total assets	$379,189	$334,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$6,989	$9,072
Accrued expenses	35,819	28,324
Deferred revenue	2,044	41
Revolving credit facility	5,000	—
Current portion of long-term debt obligation	4,500	—
Current portion of capital lease obligations	284	272

Total current liabilities	54,636	37,709

Capital lease obligations, less current portion	355	499
Mortgage loan	44,000	44,000
Convertible notes	150,000	150,000
Long-term debt obligation, less current portion	2,500	—
Other liabilities	900	593

Total liabilities	252,391	232,801

Commitments and contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 38,601 and 37,873 shares issued at June 30, 2008 and December 31, 2007, respectively	4	4
Additional paid-in capital	860,808	833,534
Treasury stock, at cost, 57 shares	(1,260)	(1,260)
Accumulated other comprehensive loss	(1,600)	(1,443)
Accumulated deficit	(731,154)	(729,279)

Total stockholders’ equity	126,798	101,556

Total liabilities and stockholders’ equity	$379,189	$334,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Net product sales	$59,559	$9,756	$105,105	$10,731
Contract research revenues	—	—	95	5,343

Total revenues	59,559	9,756	105,200	16,074
Cost of sales	7,142	1,067	12,606	1,152

Operating expenses:
Research and development	16,825	15,195	32,434	36,415
Selling, general and administrative	32,907	22,788	62,688	42,627

Total operating expenses	49,732	37,983	95,122	79,042

Operating income (loss)	2,685	(29,294)	(2,528)	(64,120)

Other income and expense:
Investment income	604	2,158	1,371	4,928
Interest expense	(736)	(511)	(1,332)	(1,211)
Foreign currency gain (loss)	(335)	373	368	346

Income (loss) before income tax benefit	2,218	(27,274)	(2,121)	(60,057)
Income tax benefit	156	90	246	180

Net income (loss)	$2,374	$(27,184)	$(1,875)	$(59,877)

Net income (loss) per share:
Basic	$0.06	$(0.75)	$(0.05)	$(1.68)
Diluted	$0.06	$(0.75)	$(0.05)	$(1.68)

Weighted average common shares used to compute net income (loss) per common share:
Basic	37,842	36,031	37,679	35,698
Diluted	39,495	36,031	37,679	35,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(1,875)	$(59,877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,569	1,946
Share-based compensation expense	11,891	10,320
Loss on disposal of property, plant and equipment	47	—
Changes in operating assets and liabilities:
Accounts receivable	(9,474)	(10,262)
Inventories	(14,615)	(12,646)
Prepaid expenses and other assets	6,238	(793)
Accounts payable and accrued expenses	5,059	(3,427)
Deferred revenue	2,057	(5,343)

Net cash provided by (used in) operating activities	2,897	(80,082)

Cash flows from investing activities:
Purchases of marketable securities	(53,006)	(86,366)
Proceeds from maturity or sale of marketable securities	61,743	105,949
Purchases of property, plant and equipment	(17,079)	(38,705)
Purchase of technology rights	(3,000)	—
Release of restricted cash	474	24,069

Net cash (used in) provided by investing activities	(10,868)	4,947

Cash flows from financing activities:
Payments under capital lease obligations	(134)	(33)
Proceeds from revolving credit facility	5,000	—
Debt issuance costs	(312)	—
Net proceeds from issuance of common stock	14,098	21,250

Net cash provided by financing activities	18,652	21,217

Effect of exchange rate changes on cash	99	(144)
Net change in cash and cash equivalents	10,780	(54,062)
Cash and cash equivalents at beginning of period	95,321	166,826

Cash and cash equivalents at end of period	$106,101	$112,764

See Notes 6 and 12 for investing and financing non-cash disclosures

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. We were incorporated in January 1992, and we began commercial sales of Soliris in the United States and in certain countries in Europe in 2007.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2008, the results of our operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

3. Revenue

Our principal source of revenue is product sales. We have applied the following principles in recognizing revenue:

To date, our product sales have consisted solely of Soliris. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Amounts collected from customers and remitted to governmental authorities, which are primarily comprised of value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in the Company’s statements of operations, and do not impact net product sales.

In the United States, our customers are primarily specialty distributors and specialty pharmacies who supply physician office clinics, hospital outpatient clinics, infusion clinics or home health care providers. In some cases, we also sell Soliris to government agencies. Outside the United States, our customers are primarily hospitals, hospital buying groups, pharmacies, other health care providers and distributors.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Through June 30, 2008, we have recorded revenue on sales for individual patients through named-patient programs outside the United States. The relevant authorities in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sales. In Europe, we have entered into transitional agreements with a distributor to distribute Soliris on a named-patient basis in specified European countries.

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

4. Royalties

Our cost of sales for the three and six months ended June 30, 2008 includes royalties to third parties related to the sale and commercial manufacture of Soliris. We estimate our royalty obligations based on existing contractual obligations and our assessment of estimated royalties owed to other third parties. These estimates may be influenced by the outcome of current litigation, the results of which are uncertain (see Note 15). On a periodic basis and based on events such as the outcome of litigation, we may reassess these estimates, resulting in adjustments to cost of sales.

5. Inventories

The following table summarizes the components of our inventories:

	June 30 2008	December 31, 2007
Raw materials	$5,931	$4,985
Work-in-process	33,550	17,677
Finished goods	8,567	10,245

	$48,048	$32,907

6. Intangible Assets

In February 2008, we agreed to purchase certain patents related to complement-inhibition technology from Oklahoma Medical Research Foundation, or OMRF. We agreed to pay a total of $10,000, plus interest, to OMRF for the rights to the patents, in various amounts to be remitted in 2008 and the first half of 2009. In accordance with our agreement, we paid the initial $3,000 to OMRF in February 2008.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

7. Debt

In conjunction with the purchase of patents from OMRF (see Note 6), we agreed to pay an aggregate principal amount of $7,000, representing the balance of the $10,000 purchase price. In addition to the initial payment of $3,000 paid in February 2008, we are required to make a payment of not less than $4,500 by December 2008 and a final payment of $2,500 by July 2009. Interest accrues on the unpaid amount at the rate of 50% of the sum of the prime rate plus 1%, per annum, or 3.00%, at June 30, 2008.

In February 2008, we entered into a Credit Agreement with Bank of America, N.A. to provide for a revolving credit facility, up to $25,000, that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. The borrowing base is limited to the lesser of $25,000 or 80% of eligible domestic receivables. At June 30, 2008, we had $5,000 outstanding under the revolving credit facility.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity. Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date. The interest rate applied to the outstanding balance at June 30, 2008 was 5.00%.

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

8. Comprehensive Income (Loss)

The following table summarizes components of our comprehensive income (loss):

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
Net income (loss)	$2,374	$(27,184)	$(1,875)	$(59,877)
Defined benefit pension plan activity	(245)	—	(245)	—
Net unrealized gains on available for sale securities	—	—	—	25
Foreign currency translation adjustment	112	(622)	(1,355)	(674)

Comprehensive income (loss)	$2,241	$(27,806)	$(3,475)	$(60,526)

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

9. Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., or AAT, to consolidate certain functions and operations, including the termination of all AAT personnel, closure of AAT facilities, and impairment of equipment in that facility. These costs were recognized as liabilities during the year ended December 31, 2006. The following table summarizes the activity recorded during six months ended June 30, 2008 and 2007:

	Six Months Ended June 30
	2008	2007
Accrual balance, beginning of period	$763	$7,044
Revision of estimate	—	(123)
Payments and other settlements	(85)	(6,083)

Accrual balance, end of period	$678	$838

The Company remains obligated for lease payments through 2012. In September 2007, the Company signed a sub-lease for the AAT facility, which provides for sub-lease payments through the term of the lease, or 2012. The accrual for restructuring activities reflects the present value of lease obligations, reduced by estimated sub-lease income.

10. Net Income (Loss) Per Common Share

Basic earnings per share (EPS) is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income (loss) is adjusted for the after-tax amount of interest and deferred financing costs associated with the convertible debt, and the denominator reflects the potential dilution, using the treasury stock method that could occur if options, convertible debt, or other contracts to issue common stock were exercised or converted into common stock.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$2,374	$(27,184)	$(1,875)	$(59,877)

Shares used in computing net income (loss) per common share—basic	37,842	36,031	37,679	35,698
Effect of dilutive securities:
Stock awards	1,653	—	—	—

Dilutive potential common shares	1,653	—	—	—

Shares used in computing net income (loss) per common share—diluted	39,495	36,031	37,679	35,698

Earnings per share:
Basic	$0.06	$(0.75)	$(0.05)	$(1.68)
Diluted	$0.06	$(0.75)	$(0.05)	$(1.68)

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and six month period ended June 30, 2008 and 2007 because their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Potentially dilutive securities:
Shares issuable upon conversion of our convertible notes	4,769	4,769	4,769	4,769
Stock awards	—	5,298	4,549	5,298

Dilutive potential common shares	4,769	10,067	9,318	10,067

11. Derivative Instruments and Hedging Activities

We are exposed to fluctuations in foreign currency exchange rates, primarily related to the Euro and British Pound Sterling, from our foreign operations. Beginning in March 2008, we entered into derivative instruments whose duration is approximately 30 days to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. The derivative instruments do not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). All derivative instruments are recorded on the balance sheet at fair value. Gains and losses on these derivative instruments, which offset changes in the fair value of these assets and liabilities, are recorded in foreign currency gain or loss within other income and expense.

At June 30, 2008, the notional settlement amount of these contracts was $12,483. We recognized a loss of $6 and $114 for the three and six months ended June 30, 2008 related to our derivative instruments.

12. Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2008 totaled $6,004 and $11,891, respectively, of which $4,485 and $8,739 was included in selling, general and administrative expense and

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

$1,525 and $3,152 was included in research and development expense. Stock-based compensation expense for the three and six months ended June 30, 2007 totaled $5,339 and $10,320, respectively, of which $3,037 and $5,633 was included in selling, general and administrative expense and $2,302 and $4,687 was included in research and development expense. The following table summarized the stock-based compensation capitalized to inventory and fixed assets:

	Three Months Ended June 30	Six Months Ended June 30
	2008	2008
Stock-based compensation expense capitalized to inventory	$269	$526

Stock-based compensation expense capitalized to fixed assets	401	769

13. Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. We adopted SFAS 157 as of January 1, 2008. In accordance with FSP No. FAS157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

	Total Carrying Value at June 30, 2008	Fair Value Measurement at June 30, 2008 Using
		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$104,182	$—	$104,182	$—
Available for sale securities	$1,696	$—	$1,696	$—

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

14. Income Taxes

The Company currently records a full valuation allowance against its US federal and state deferred tax assets, and against a substantial portion of its foreign deferred tax assets. Accordingly, we have not recorded any tax benefit related to current year net operating losses and other deferred tax assets.

The tax benefit for the three and six months ended June 30, 2008 includes a cash exchange of certain state research and development tax credits of $80 and $186, respectively. In addition, during the three months ended June 30, 2008, the Company recorded a tax benefit of $431 associated with the reversal of a valuation allowance against the deferred tax assets of a foreign subsidiary as it was determined that it was more likely than not that the tax benefits would be realized. During the three months ended June 30, 2008, these benefits were offset by a current tax provision related to state and foreign taxes of $6 and $365, respectively.

The Company will continue to monitor its valuation allowances on deferred tax assets to assess whether it is more likely than not that the related tax benefits would be realized and whether the related valuation allowance is necessary.

15. Commitments and Contingencies

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

On January 31, 2008, SB2 filed a civil action against Alexion in the U.S. District Court for the Northern District of California. SB2 claimed willful infringement by Alexion of SB2 patents due to sales of Soliris. During the second quarter of 2008, SB2 voluntarily dismissed the action without prejudice, meaning the action may be re-filed.

The results of the PDL action cannot be predicted with certainty due to the stage of the proceedings. However, depending on the outcome of such matter, the operating results of the Company could be materially impacted (Note 4).

16. Employee Benefit Plans

The Company maintains a defined benefit plan for employees of its subsidiary located in Switzerland. The plan is part of an independent collective fund which provides pensions combined with life and disability insurance. The assets of the funded plan are held independently of the Company’s assets in a legally distinct and independent collective trust fund which serves various unrelated employers. The Fund’s benefit obligations are fully reinsured by Allianz Insurance Switzerland. The plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

As of June 30, 2008, we recorded a net pension liability of $307 with a corresponding adjustment to other comprehensive income. Pension costs for the period ended June 30, 2008 were not material to the Company’s statement of operations.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

17. Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement, and we expect to include expanded disclosures of our derivative instruments as a result of the adoption of SFAS 161.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

18. Subsequent Events

On July 29, 2008, Alexion’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend. Shareholders of record as of the close of trading on August 12, 2008 will receive one additional share of Alexion common stock for each share they hold on that date. The payment date will be at the close of trading on August 22, 2008.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris, timing and effect of sales of Soliris in foreign markets, status of reimbursement, price approval and funding processes outside the United States, progress in developing commercial infrastructure, interest and sense of urgency about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for clinical trials and studies, clinical trial results, evaluation of our clinical trial results by regulatory agencies in other countries, prospects for regulatory approval in other countries, the need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, timing for our manufacturing facility in Rhode Island to become operational, potential costs resulting from product liability or other third party claims, including pending litigation, the sufficiency of our existing capital resources and projected cash needs, potential for profitability, recording of valuation allowances on deferred tax assets, estimates on future cash outflows, results of pending litigation, assessment of impact of recent accounting pronouncements as well as assumptions relating to the foregoing. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

We are a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris is the first therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, a rare, life-threatening blood disorder.

Soliris® (eculizumab) is designed to inhibit a specific aspect of the complement component of the immune system, and thereby treat inflammation related to chronic hematologic and neurological disorders, transplant rejection, and autoimmune disorders. Soliris is a humanized antibody that blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is a rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

In March 2007, the U.S. Food and Drug Administration, or FDA, granted approval for our lead product Soliris. We began commercial sale of Soliris in the United States during April 2007.

In June 2007, the European Commission, or E.C., approved the use of Soliris for patients with PNH in the European Union, which also serves as the basis for approval in Iceland and Norway. Subsequently, we engaged with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required in each country and have initiated commercialization in those countries where this process has been completed. In several countries outside the United States, we continue meaningful sales to individual patients through approved named-patient programs.

We have submitted an application for marketing authorization in Australia for Soliris for the treatment of patients with PNH. The application was accepted for priority review. Soliris has received Orphan Drug Designation in Australia, which provides certain regulatory and filing fee advantages, including market exclusivity for several years in the event of approval.

In Japan, we completed enrollment of patients in our AEGIS study in March 2008. This study is a single registration study to evaluate the safety, efficacy, and pharmacology of Soliris as a treatment for Japanese patients with PNH. The open label study was authorized by Japan’s Pharmaceutical and Medical Devices Agency.

We are also focusing our research efforts on the use of eculizumab in other rare and severe complement-mediated conditions, including in chronic hemolytic and thrombotic disorders, transplant rejection and in chronic and debilitating neurological disorders. The FDA has authorized our Investigational New Drug Application, or IND, for studying the safety and effectiveness of eculizumab in treating myasthenia gravis, a rare autoimmune syndrome characterized by the failure of neuromuscular transmission, and we are expecting to begin clinical development in 2008. We are also aware that independent investigators have commenced a study to evaluate eculizumab in organ transplantation.

The FDA has also authorized our IND application to study the safety and efficacy of an antibody to the immune regulator CD200 in chronic lymphocytic leukemia, or CLL, an incurable chronic cancer that results from expansion of B-lymphocytes and other myeloid tumors such as multiple myeloma. We commenced dosing of initial CLL patients with anti-CD200 in the second quarter of 2008.

Recent Developments

On July 29, 2008, Alexion’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend. Shareholders of record as of the close of trading on August 12, 2008 will receive one additional share of Alexion common stock for each share they hold on that date. The payment date will be at the close of trading on August 22, 2008.

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

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris, manufacturing development and manufacturing of future products. We expect to begin validation production of Soliris in 2008 and file for regulatory approval by mid-2009. We transferred our pilot manufacturing capabilities from New Haven, Connecticut to Smithfield, Rhode Island during 2007, and are using this facility for the production and purification of certain of our product candidates for clinical studies.

Our most significant agreement with a third party manufacturer is the Large-Scale Product Supply Agreement with Lonza Sales AG, or Lonza, dated December 18, 2002, which has been amended from time to time.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies:

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

Results of Operations

Revenues

Net product sales

The following table summarizes product revenue for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Increase / (Decrease) $ Change	Six months ended June 30,		Increase / (Decrease) $ Change
	2008	2007		2008	2007
Net product sales	$59,559	$9,756	$49,803	$105,105	$10,731	$94,374

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

In March 2007, the FDA granted approval for Soliris for the treatment of PNH. In June 2007, the E.C. also approved Soliris for the treatment of PNH. Our product sales have been solely attributable to sales of Soliris and have been generated from three sources: commercial sales in the United States (beginning in the second quarter of 2007), “named-patient” sales prior to full-scale commercialization in certain countries outside the United States (beginning in the first quarter of 2007) and commercial sales in countries outside the United States (beginning in the fourth quarter of 2007). The increases in revenue for the three and six months ended June 30, 2008 is due to an increased number of patients being treated with Soliris as a result of our product launches in the United States and Europe.

Contract research revenue

We recorded contract research revenues of $0 and $95 for the three and six months ended June 30, 2008, respectively. We recorded contract research revenues of $0 and $5,343 for the three and six months ended June 30, 2007, respectively. Contract research revenue recorded in 2008 reflects grant revenue from our U.S. government funded asthma program. The $5,343 in contract research revenues recorded in 2007 relates to the termination of our collaborative agreement with Proctor & Gamble, effective March 30, 2007.

Cost of sales

Cost of sales was $7,142 and $12,606 for the three and six months ended June 30, 2008, respectively. Cost of sales was $1,067 and $1,152 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2008, cost of sales includes manufacturing costs, as well as royalty expenses associated with sales of Soliris.

Product sold during the three and six months ended June 30, 2007 was previously expensed prior to submission of our Biologics License Application, or BLA, and therefore is not included in the cost of sales during this period. During the fourth quarter of 2007, we fully exhausted the supply of previously expensed inventory. Beginning in 2008, our cost of sales includes the full manufacturing cost of the inventory. Accordingly, cost of sales for the three and six months ended June 30, 2007 includes quality control costs and royalty expenses associated with sales of Soliris.

On a periodic basis and based on events such as the outcome of litigation, we may reassess the estimates of royalties owed to certain third parties. Changes in these estimates could have a material impact on our cost of sales in future periods.

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

Research and development expenses were $16,825 and $15,195, for the three months and $32,434 and $36,415 for the six months ended June 30, 2008 and 2007, respectively.

Research and development expenses increased $1,630 for the three months and decreased $3,981 for the six months ended June 30, 2008, as compared to the same period in 2007, respectively.

For the three months ended June 30, 2008, the increase in research and development expense of $1,630, as compared to the same period in the prior year, was primarily related to the following:

•

Increase of $3,146 in non-labor clinical development due largely to an increase in spending of $4,146 related to our AEGIS clinical study in Japan, EXPLORE, studies of eculizumab in non-PNH indications and costs of the PNH registry. These costs were offset by a decrease in spending on the EXTENSION and EMBRACE studies of approximately $1,083.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

•

Decrease of $1,217 in research and development payroll and benefit expense related primarily to a reduction in stock-based compensation due to employee forfeitures and additional capitalization to inventory and property, plant and equipment.

For the six months ended June 30, 2008, the decrease in research and development expense of $3,981, as compared to the same period in the prior year, was primarily related to the following:

•

Increase of $79 in non-labor clinical development due largely to an increase in spending of $2,981 related to our AEGIS clinical study in Japan and costs of the PNH registry. These costs were offset by a decrease in spending on the EXTENSION, EXPLORE and EMBRACE studies and BLA costs of approximately $2,874.

•

Decrease of $3,124 in research and development payroll and benefit expense related primarily to a reduction in stock-based compensation due to employee forfeitures and additional capitalization to inventory and property, plant and equipment.

•	Decrease of $655 in non-labor discovery research expense, due largely to reduction in external research and consulting fees of $645.

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

Selling, general and administrative expenses were $32,907 and $22,788, for the three months and $62,688 and $42,627 for the six months ended June 30, 2008 and 2007, respectively.

For the three months ended June 30, 2008, the increase of $10,119 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $5,405 including increased share-based compensation cost of $1,448. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial operations teams. This increase was also due to increases in payroll and benefits within other certain operational groups to support our growth as a commercial entity.

•	Increase in non-labor commercial operations of $2,911 was due primarily to our foreign operations, which we expanded significantly in the latter half of 2007.

•

Increase in non-labor general and administration of $1,656 primarily related to increases in legal costs associated with ongoing litigation and increases in infrastructure costs to support our growth as a commercial entity.

For the six months ended June 30, 2008, the increase of $20,061 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $10,134 including increased share-based compensation cost of $3,106. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial operations teams. This increase was also due to increases in payroll and benefits within certain operational groups to support our growth as a commercial entity.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

•	Increase in non-labor commercial operations of $4,132 was comprised primarily of expansion of our foreign operations, which we expanded significantly in the latter half of 2007.

•

Increase in non-labor general and administration of $5,616 primarily related to increases in legal costs associated with ongoing litigation and increases in infrastructure costs to support our growth as a commercial entity.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and short-term marketable securities. Investment income was $604 and $1,371 for the three and six months ended June 30, 2008, as compared to $2,158 and $4,928 for the same period in 2007. The decrease was due primarily to a smaller cash position and lower interest rates during the three and six month periods ended June 30, 2008, versus the same periods in the prior year.

We incur interest on our convertible note, mortgage debt, revolving credit facility, other debt and capital lease obligations. Our interest expense is net of capitalized interest related to the construction of our Rhode Island manufacturing facility, which was $1,092 and $2,288 for the three and six months ended June 30, 2008. Interest expense was $736 and $1,332 for the three and six months ended June 30, 2008, as compared to $511 and $1,211 for the same period in 2007. The increase reflects the additional capitalization of interest due to higher accumulated expenditures associated with the acquisition and construction of the Smithfield, Rhode Island manufacturing facility.

Foreign currency transaction gains relate to our foreign operations, which increased significantly beginning in 2007. The foreign currency transaction gains (losses) totaled $(335) and $368 for the three and six months ended June 30, 2008, respectively, and were primarily a result of the fluctuation in exchange rates for the U.S. Dollar compared to the Euro. The foreign currency transaction gains totaled $373 and $346 for the three and six months ended June 30, 2007, respectively.

Income Taxes

The Company currently records a full valuation allowance against its US federal and state deferred tax assets, and against a substantial portion of its foreign deferred tax assets. Accordingly, we have not recorded any tax benefit related to current year net operating losses and other deferred tax assets.

The tax benefit for the three and six months ended June 30, 2008 includes a cash exchange of certain state research and development tax credits of $80 and $186, respectively. In addition, during the three months ended June 30, 2008, the Company recorded a tax benefit of $431 associated with the reversal of a prior year valuation allowance against the deferred tax assets of a foreign subsidiary as it was determined that it was more likely than not that the tax benefits would be realized. During the three months ended June 30, 2008, these benefits were offset by a current tax provision related to state and foreign taxes of $6 and $365, respectively.

The Company will continue to monitor its valuation allowances on deferred tax assets to assess whether it is more likely than not that the related tax benefits would be realized and whether the related valuation allowance is necessary.

Net Income (Loss)

The Company recorded net income (loss) for the three and six month periods ended June 30, 2008 of $2,374 and $(1,875) or $0.06 and $(0.05) per common share, respectively, versus a net loss of $(27,184) and $(59,877) or $(0.75) and $(1.68) per common share, respectively, for the same period in 2007.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Liquidity and Capital Resources

As of June 30, 2008, our consolidated cash, cash equivalents and marketable securities totaled $107,797, essentially unchanged from the balance at December 31, 2007. Until required for use in the business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. Government notes in accordance with our investment policy. We do not have any investments in auction rate securities.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to accounts receivable. At June 30, 2008, two individual customers accounted for 24.9% and 22.5% of the accounts receivable balance. For the three months ended June 30, 2008, one customer accounted for 23.0% of our product sales. For the six months ended June 30, 2008, one customer accounted for 22.8% of our product sales.

At June 30, 2008, our working capital was $173,494, compared to $167,645 at December 31, 2007. At June 30, 2008, our current ratio was 4.2, compared to 5.4 at December 31, 2007.

We anticipate that cash generated from operations and our existing available cash, as well as interest and investment income earned on available cash and marketable securities, should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $2,897 for the six months ended June 30, 2008. Net cash used in operating activities was $80,082 for the six months ended June 30, 2007, a change of $82,418. The change is primarily due to the lower net loss as compared to the same period in 2007. The components of cash used in operating activities for the six months ended June 30, 2008 are as follows:

•	Our reported net loss of $1,875, adjusted for non-cash items, including depreciation and amortization of $3,569 and stock compensation of $11,891.

•

Net cash outflow due to changes in operating assets of $17,851, primarily attributable to increases in inventories and accounts receivable. The growth in our sales of Soliris has required substantial investments in working capital items such as inventories and accounts receivable. The decrease in cash for these items was partially offset by a decrease in prepaid expenses and increases in our accrued expenses for compensation and actual and estimated royalties.

During 2008, changes in cash from operations will be highly dependent on sales levels, and related cash collections, from sales of Soliris. In addition, we expect that cash outflows related to the changes in operating assets will continue to increase related to sales and resulting accounts receivable increases. We expect a smaller cash outflow for inventory purchases for the remainder of 2008 than in the first half of 2008.

Investing Activities

Net cash used in investing activities was $10,868 for the six months ended June 30, 2008. Net cash provided by investing activities was $4,947 for the six months ended June 30, 2007. For the six months ended June 30, 2008, the net cash used for investing activities consisted of the following:

•	$8,737 cash inflow from the net sale of marketable securities, which was used to fund our operations

•

$17,079 of additions to property, plant and equipment, of which $14,184 were costs incurred in seeking regulatory approval, including engineering runs, related to our Rhode Island manufacturing facility, with the remaining attributable to spending on information technology and facility capital costs; and

•	$3,000 related to the purchase of patents from OMRF.

Through June 30, 2008, we have capitalized $105,977 related to the manufacturing facility, which includes all costs associated with construction, renovation and upgrades, engineering runs and capitalized interest. This amount includes the pilot plant which was placed in service in the fourth quarter of 2007. Through June 30, 2008, costs incurred in seeking regulatory approval, including engineering runs, was $34,458, and capitalized interest was $6,616.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Financing Activities

Net cash provided by financing activities was $18,652 and $21,217 for the six months ended June 30, 2008 and 2007, respectively. The $18,652 consisted primarily of proceeds from our revolving credit facility of $5,000 and approximately $14,098 from the issuance of common stock related to the exercise of stock.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2007, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” Material changes in our contractual obligations since December 31, 2007 includes our revolving credit facility and the other long-term obligation related to the purchase of patents from OMRF, which are described below.

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In February 2008, we entered into a Credit Agreement with Bank of America, N.A. to provide for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, RI. The borrowing base is limited to the lesser of $25,000 or 80% of eligible domestic receivables. The outstanding amount of $5,000 under the revolving credit facility as of June 30, 2008 was repaid in July 2008.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity. Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date.

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

Other Long-Term Obligation

In conjunction with the purchase of patents from OMRF, we agreed to pay an aggregate principal amount of $7,000, representing the balance of the $10,000 purchase price for the OMRF patent rights. In addition to the initial payment of $3,000 paid in February 2008, we are required to make a payment of not less than $4,500 during or prior to December 2008 and a final payment of $2,500 during or prior to July 2009. Interest accrues on the unpaid amount at the rate of 50% of the sum of prime rate plus 1%, per annum.

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

As of June 30, 2008, the market value of our $150,000, 1.375% Convertible Notes due February 1, 2012, based on quoted market prices, was estimated at $348,305. The $26,696 decrease from December 31, 2007 is largely attributable to the decrease in the price of our common stock from the period from December 31, 2007 through June 30, 2008.

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

As a condition of the loan, we are required to maintain restricted cash accounts. These accounts must maintain certain operating escrow balances. At June 30, 2008, the balance of restricted cash was $484.

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

Interest Rate Market Risk

As of June 30, 2008, we held essentially all of our cash and investments in financial instruments, primarily money market funds, with original maturity dates of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds, through maturity.

Our outstanding long-term liabilities as of June 30, 2008 included our $150,000, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes. As of June 30, 2008, the market value of our $150,000 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $348,305.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

In July 2006, we borrowed $26,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. In July 2007, we amended the mortgage loan agreement with iStar Financial Inc. to increase the loan amount by $18,000, resulting in an aggregate principal balance of $44,000. From the effective date of the amendment, the mortgage loan bears interest at a new fixed annual rate of 9.12%. Accordingly, any changes in the interest rate will not impact our financial statements.

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

In conjunction with the purchase of patents from OMRF, we agreed to pay an aggregate principal amount of $7,000, representing the balance of the $10,000 purchase price for the OMRF patent rights. Interest shall accrue on any unpaid amount at the rate of 50% of the prime rate (as published in the Money Rates section of the Wall Street Journal (New York edition) plus 1%, per annum. We do not expect changes in interest rates to have a material impact on our financial statements.

Foreign Exchange Market Risk

As a result of our foreign operations, we may face exposure to adverse movements in foreign currency exchange rates, primarily the Euro and British Pound Sterling. The current exposures arise primarily from monetary instruments, accounts receivable and intercompany receivables and payables denominated in foreign currencies. In March 2008, we began a program to limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet.

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

On January 31, 2008, SB2 filed a civil action against Alexion in the U.S. District Court for the Northern District of California. SB2 claimed willful infringement by Alexion of SB2 patents due to sales of Soliris. During the second quarter of 2008, SB2 voluntarily dismissed the action without prejudice, meaning the action may be re-filed. Alexion remains prepared to vigorously defend against any such claims if SB2 chooses to re-file.

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

Our ability to generate revenues will depend on successful commercialization of Soliris in the United States and throughout the rest of the world and whether physicians, patients and healthcare payers view Soliris as therapeutically effective relative to cost. For the six months ended June 30, 2008, sales related to Soliris constituted almost all of our total revenue, and we expect that Soliris product sales will continue to contribute to a significant percentage or almost all of our total revenue over the next several years.

The commercial success of Soliris will depend on several factors, including the following:

•	the number of patients with PNH who are diagnosed with the disease and identified to us;

•	the number of patients with PNH that may be treated with the product;

•

successful launch of commercial sales of the product in European countries where we have not yet commenced sales and successful continuation of commercial sales in the United States and in those European countries where we are already selling Soliris;

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

We may not be able to gain or maintain market acceptance among the medical community or patients which would prevent us from achieving or maintaining profitability in the future.

We cannot be certain that Soliris will gain or maintain market acceptance among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for Soliris in the United States and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe and therapeutically effective relative to cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of our products, publicity concerning our products or competing products, our ability to obtain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplants. If Soliris fails to achieve market acceptance, we may not be able to market and sell it successfully, which would limit our ability to generate revenue and could harm our business.

ALEXION PHARMACEUTICALS, INC.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors and they do not set or determine demand for Soliris. For the six month period ended June 30, 2008, our three top customers accounted for approximately 39.0% of our net product sales, and we expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

We may not be able to sell Soliris on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Our future revenues and profitability will be adversely affected if we cannot depend on governmental, private third-party payers and other third-party payers, including Medicare and Medicaid in the United States and country specific governmental organizations in Europe, to defray the cost of Soliris to the consumer. If these entities refuse to provide coverage and reimbursement with respect to Soliris or determine to provide an insufficient level of

ALEXION PHARMACEUTICALS, INC.

coverage and reimbursement, Soliris may be too costly for general use, and physicians may not prescribe it. Soliris is significantly more expensive than traditional drug treatments. Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payers may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.

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

Since Soliris is a high-cost treatment, most patients require some form of third party coverage. If adequate coverage and reimbursement by third-party payers is not available, our ability to successfully commercialize Soliris may be adversely impacted. Any limitation on the use of Soliris or any decrease in the price of Soliris will have a material adverse effect on our ability to achieve or maintain profitability on a quarterly or annual basis in the future.

Even where patients have access to insurance, their insurance co-payment amounts may represent a barrier to obtaining Soliris. In the United States, Alexion has financially supported the PNH Foundation of the National Organization for Rare Disorders, or NORD, which, among other things, assists patients in acquiring drugs such as Soliris. Organizations such as NORD assist patients who have no insurance coverage for drugs or whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s ability to provide financial assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our ability to achieve or maintain profitability on a quarterly or annual basis in the future.

In furtherance of our efforts to facilitate access to Soliris in the United States, we have created the Soliris OneSource™ Program, a treatment support service for patients with PNH and their healthcare providers. Alexion Nurse case managers provide education about PNH and Soliris and help facilitate solutions for reimbursement, coverage and access. Although case managers assist patients and healthcare providers in locating and accessing Soliris, we cannot guarantee a sufficient level of coverage, reimbursement or financial assistance.

In certain foreign countries, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some European countries, we are currently engaging the appropriate authorities on the reimbursement, price approval and funding processes that are separately required in those countries. Our results of operations may suffer if we are unable to successfully and timely conclude such processes and begin to market our products in foreign countries or if coverage and reimbursement for our products in foreign countries is limited.

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

ALEXION PHARMACEUTICALS, INC.

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

We have tested Soliris in only a small number of patients. As more patients begin to use Soliris, new risks and side effects may be discovered, and risks previously viewed as inconsequential could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of relevant law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we expect to study Soliris in diseases other than PNH in controlled clinical settings, and expect independent investigators to do as well. In the event of any new risks or adverse effects discovered as new patients are treated for PNH and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

We may be sued by people who use Soliris or our product candidates, whether as a prescribed therapy, during a clinical trial, during an investigator initiated study, or otherwise. Many patients who use Soliris and our product candidates are already very ill. Any informed consents or waivers obtained from people who enroll in our trials or use Soliris or our product candidates may not protect us from liability or litigation. Our product liability insurance may not cover all potential types of liabilities or may not cover certain liabilities completely. Moreover, we may not be able to maintain our insurance on acceptable terms. In addition, negative publicity relating to the use of Soliris or a product candidate, or to a product liability claim, may make it more difficult, or impossible, for us to market and sell Soliris. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Patients who use Soliris already often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks, including for example bone marrow failure. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to Soliris. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to Soliris, the investigation into the circumstance may be time consuming or may be inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals Soliris receives or maintains.

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

ALEXION PHARMACEUTICALS, INC.

We are also aware of a potential risk for PNH patients who delay a dose of Soliris or discontinue their treatment of Soliris. Treatment with Soliris blocks complement and allows complement-sensitive PNH red blood cells to increase in number. If treatment with Soliris is thereafter delayed or discontinued, a greater number of red blood cells therefore would become susceptible to destruction when the patient’s complement system is no longer blocked. The rapid destruction of a larger number of a patient’s red blood cells may lead to numerous complications, including death. Several PNH patients in our studies of Soliris have received delayed doses or discontinued their treatment. In none of those circumstances were significant complications shown to be due to rapid destruction of a larger number of PNH red blood cells; however, we have not studied the delay or termination of treatment in enough patients to determine that such complications in the future are unlikely to occur. Additionally, such delays or discontinuations may be associated with significant complications without evidence of such rapid cell destruction. Determination of significant complications associated with the delay or discontinuation of Soliris could have a material adverse effect on our ability to sell Soliris for PNH.

Inability to contract with third-party manufacturers on commercially reasonable terms, or failure or delay by us or our third-party manufacturers, in manufacturing our drug products in the volumes and quality required, would have a material adverse effect on our business.

We currently have no experience or capacity for manufacturing drug products in volumes that would be necessary to support commercial sales and we can provide no assurance that we will be able to do so successfully. We depend on a few outside suppliers for manufacturing and a single manufacturer for commercial supply. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. However, that plant is not currently approved by the FDA or other regulatory agencies to manufacture Soliris or our other drug candidates. We expect that it will be at least until 2010 before product from the plant is approved for commercial sale in the United States. We have no experience in developing commercial-scale manufacturing similar to anticipated production in Smithfield, Rhode Island. We can provide no assurance that we will be able to develop the Smithfield, Rhode Island site into a plant capable of manufacturing our drug products under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Smithfield, Rhode Island will be subject to FDA inspection and approval before we can begin sales of Soliris manufactured in this facility, and we will continue to be subject to ongoing FDA inspections thereafter. Our Smithfield, Rhode Island plant will also be subject to European regulatory inspection and approval before we can sell Soliris in Europe that is manufactured in this facility and we will continue to be subject to ongoing European regulatory inspection thereafter.

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

ALEXION PHARMACEUTICALS, INC.

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

We have had a history of losses and may not be able to achieve or maintain profitability on a quarterly or annual basis in the future.

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We may not be able to achieve profitability in any subsequent quarters or on an annual basis. We may not be able to generate sufficient revenues to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. Because we have only limited experience thus far with marketing, sales and distribution of Soliris we have limited insight into the trends that may emerge and affect us. We may make errors in predicting and reacting to relevant business trends, which could harm our business. As of June 30, 2008, we had an accumulated deficit of approximately $731 million. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States during April 2007 and began commercial sales in Europe during the fourth quarter of 2007. We cannot guarantee that we will be successful in commercializing Soliris in the United States and Europe, and we do not know when we will have products available for sale in other countries and regions, if ever. All of our other product candidates are still in the early stages of research and development. We may operate at a net loss for additional periods as we transition from a research and development company to a sales and marketing company, continue our research and development efforts, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. Our future profitability depends on our ability to successfully market Soliris in the United States and Europe, on receiving regulatory approval of Soliris in other countries, and our ability to successfully manufacture approved drugs. The extent and the timing of our future losses and our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.

We believe that revenues and collections from sales of Soliris along with our existing cash, cash equivalents and marketable securities will provide sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete the development and continue the commercialization of our products and product candidates. We are currently selling and preparing for the commercialization of Soliris in several countries in Europe, evaluating and preparing regulatory submissions for Soliris in other countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout Europe and as we initiate or continue clinical trials for our product candidates.

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

Both the FDA and the European Medicines Evaluation Agency, or EMEA, have granted orphan drug designation for Soliris in the treatment of PNH, which entitles us to exclusivity for seven years in the United States and for ten years in Europe. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Each of Adprotech Ltd., Avant Immunotherapeutics, Inc., XOMA, Ltd., Novo Nordisk A/S, Archemix Corporation, Evolutec Ltd., Amgen Inc.,

ALEXION PHARMACEUTICALS, INC.

Genentech, Inc., Pharming Group N.V., CSL-Behring, Peptech Ltd., Lev Pharma, Inc., Optherion, Inc., Jerini AG, Potentia Pharmaceuticals, Inc., Ophthotech Corporation, InCode Biopharmaceutics, Inc and ChemoCentryx, Inc. have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware that Abbott Laboratories, Inc., Baxter International, Inc., Millennium Pharmaceuticals, Inc. and Neurogen Corporation, have had programs to develop complement inhibitor therapies. Each of AstraZeneca, MorphoSys AG and Dyax Corporation has publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes. Additionally, each of Amgen, Inc. and Medarex, Inc. has publicly announced intentions to develop therapeutic human antibodies from mice that have been bred to include some human antibody genes. These and other pharmaceutical companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace even before we are able to finish our clinical trials. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

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

We are significantly leveraged.

On June 30, 2008, we had outstanding $150 million principal amount of 1.375% convertible senior notes which will mature on February 1, 2012. Our subsidiary Alexion Manufacturing borrowed $44 million to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility which may not be prepaid in whole or in part prior to July 11, 2009. The loan is guaranteed by us and bears a fixed annual rate of 9.12%. The loan principal is required to be repaid in equal monthly installments of $489,000, starting March 2010 and until August 2017, at which time all outstanding balances are due. During the first quarter of 2008, we entered into a revolving credit facility with Bank of America and may borrow up to $25 million, with up to a $5 million sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of our assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on our liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on our liquidity (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date. In addition, we paid $3 million and agreed to pay an additional principal amount of $7 million in connection with the acquisition of certain patents from the Oklahoma Medical Research Foundation, or OMRF.

ALEXION PHARMACEUTICALS, INC.

Our 1.375% convertible senior notes, the mortgage loan, the revolving credit facility and the OMRF debt obligation remain outstanding or available, and the degree to which we are leveraged could, among other things:

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

In addition, the ability to use net operating loss carryforwards will be dependent on our generation of taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income. In the year-ended December 31, 2007, NOLs of $3.8 million expired.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses. Although physicians are permitted to use products for indications other than those cleared or approved by the FDA based on their medical judgment referred to as off-label uses, we are prohibited from promoting products for such off-label uses. We market Soliris for PNH and provide promotional materials and training programs to physicians regarding the use of Soliris for PNH. Although we believe our marketing, promotional materials and training programs for physicians do not constitute promotion of unapproved uses of Soliris, the FDA may disagree. If the FDA determines that our promotional materials, training or other activity constitutes promotion of Soliris for a use not covered by our FDA clearances, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary

ALEXION PHARMACEUTICALS, INC.

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

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. In March 2007, we reported that two civil actions were filed against us relating to the commercialization of Soliris and the intellectual property rights of third parties. Oklahoma Medical Research Foundation, or OMRF, filed a civil action against us in Oklahoma alleging, among other things, breach of contract of an existing license agreement between OMRF and Alexion and Alexion’s willful infringement of OMRF patents. During the first quarter of 2008, Alexion agreed to acquire all rights to the relevant patents for a total payment of $10 million; and OMRF agreed to withdraw its civil action and release Alexion from all liabilities in connection with such license agreement and patents upon payment in full. PDL BioPharma, Inc., or PDL, filed a civil action against us in Delaware, alleging willful infringement of PDL patents. If it is finally determined that we infringe the PDL patents, we may be required to pay royalties to PDL on sales of Soliris. Although we do not believe that any patent of PDL is necessary for the commercialization of Soliris, we cannot guarantee that we will be successful in defending against such action. In January 2008, SB2, Inc. filed a civil action against us relating to the commercialization of Soliris and alleged infringement of SB2, Inc.’s intellectual property rights. In May 2008, SB2, Inc. voluntarily dismissed the action without prejudice, meaning the action may be re-filed. We cannot guarantee that SB2, Inc. will not re-file its claim. If we cannot successfully defend against these or any other future actions or conflicts, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling Soliris, which would adversely affect our business.

ALEXION PHARMACEUTICALS, INC.

Additional third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are either genetically engineered antibodies, including recombinant humanized antibodies, recombinant humanized single chain antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to actions filed by PDL, OMRF and SB2, Inc., we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

•	our products do not infringe the patents;

•	the patents are not valid; or

•	we have identified and are testing various modifications that we believe should not infringe the patents and which should permit commercialization of our product candidates.

In addition to PDL, any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our drugs. Legal disputes can be costly and time consuming to defend. If any patent holder successfully challenges our judgment that our products do not infringe their patents or that their patents are invalid, we could be required to pay costly damages or to obtain a license to sell or develop our drugs. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.

There can be no assurance that we would prevail in a patent infringement action, including the PDL action; that we would be able to obtain a license to any third-party patent on commercially reasonable terms; successfully develop non-infringing alternatives on a timely basis; or license alternative non-infringing technology, if any exists, on commercially reasonable terms. Any impediment to our ability to manufacture or sell approved forms of Soliris or our product candidates could have a material adverse effect on our business and prospects.

Risks Related to Our Common Stock

If the trading price of our common stock continues to fluctuate in a wide range, our stockholders will suffer considerable uncertainty with respect to an investment in our common stock.

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2007 and July 31, 2008, the closing sales price of our common stock fluctuated from a low of $35.77 per share to a high of $93.75 per share. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

Item 4.	Submission of Matters to a Vote of Security Holders

1. At our 2008 Annual Meeting of Stockholders held on May 9, 2008, the stockholders voted to elect the following directors by the votes indicated:

	For	Against or Withheld	Abstaining
Leonard Bell, M.D.	32,830,320	684,531	—
David W. Keiser	31,812,560	702,291	—
Max Link, Ph.D.	32,081,953	1,432,898	—
Joseph A. Madri, Ph. D., M.D.	31,804,173	1,710,678	—
Larry L. Mathis	32,706,469	808,382	—
R. Douglas Norby	32,705,828	809,023	—
Alvin S. Parven	31,687,036	1,827,815	—
Ruedi E. Waeger, Ph.D.	32,413,906	1,100,945	—

ALEXION PHARMACEUTICALS, INC.

2. The stockholders voted to approve the amendment to the Company’s Amended and Restated 2004 Incentive Plan to increase the number of shares of common stock available for issuance by 2.4 million shares (subject to adjustment in the event of stock splits and other similar events) by the following votes:

For	Against	Abstain	Not Voted
21,665,090	9,210,780	6,237	2,632,744

3. The stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, by the following votes:

For	Against	Abstain	Not Voted
33,493,830	10,557	10,455	0

Item 6.	EXHIBITS

(a)	Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: August 7, 2008	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)
Date: August 7, 2008
	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer
(principal financial officer)