Form 10-Q
period 2009-03-31
ALEXION PHARMACEUTICALS INC
filed 2009-05-08
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (§ 232,404 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)

Yes  ☐    No  ☒

Common Stock, $0.0001 par value	82,072,694
Class	Outstanding at April 30, 2009

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$139,039	$138,012
Trade accounts receivable	79,991	74,476
Inventories	49,360	49,821
Deferred tax assets	969	972
Prepaid expenses and other current assets	17,007	13,820

Total current assets	286,366	277,101
Property, plant and equipment, net	144,833	139,885
Intangible assets, net	31,100	32,325
Goodwill, net	19,954	19,954
Restricted cash	1,770	1,699
Deferred tax assets	4,147	3,397
Other assets	3,472	3,190

Total assets	$491,642	$477,551

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,884	$8,655
Accrued expenses	44,407	46,200
Deferred revenue	1,898	1,128
License payable	12,500	25,000
Deferred tax liabilities	592	639
Current debt obligations	2,500	2,500
Current portion of capital lease obligations	303	296

Total current liabilities	70,084	84,418
Capital lease obligations, less current portion	125	203
Mortgage loan	44,000	44,000
Convertible notes	97,222	97,222
Deferred tax liabilities	906	906
Other liabilities	4,594	3,801

Total liabilities	216,931	230,550

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 82,286 and 81,532 shares issued at March 31, 2009 and December 31, 2008 respectively	5	5
Additional paid-in capital	955,226	941,439
Treasury stock, at cost, 87 shares and 57 shares	(2,331)	(1,260)
Accumulated other comprehensive loss	3,436	2,947
Accumulated deficit	(681,625)	(696,130)

Total stockholders’ equity	274,711	247,001

Total liabilities and stockholders’ equity	$491,642	$477,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenues:
Net product sales	$81,267	$45,546
Contract research revenues	—	95

Total revenues	81,267	45,641
Cost of sales	9,959	5,464
Operating expenses:
Research and development	19,089	15,609
Selling, general and administrative	36,652	29,781

Total operating expenses	55,741	45,390

Operating income (loss)	15,567	(5,213)
Other income and expense:
Investment income	303	767
Interest expense	(333)	(596)
Foreign currency gain (loss)	(393)	703

Income (loss) before income taxes	15,144	(4,339)
Income tax provision (benefit)	638	(90)

Net income (loss)	$14,506	$(4,249)

Net income (loss) per share
Basic	0.18	$(0.06)

Diluted	0.16	$(0.06)

Shares used in computing net income (loss) per share
Basic	81,698	75,028

Diluted	90,645	75,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$14,506	$(4,249)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	3,024	1,289
Share-based compensation expense	7,926	5,884
Unrealized foreign currency loss	322	1,187
Unrealized loss on forward contracts	1,972	—
Loss on disposal of property, plant and equipment	24	42
Changes in operating assets and liabilities:
Accounts receivable	(6,448)	(7,029)
Inventories	727	78
Prepaid expenses and other assets	(5,575)	(5,099)
Accounts payable and accrued expenses	(1,315)	(4,219)
Deferred revenue	766	863

Net cash flows from operating activities	15,929	(11,253)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,406)	(7,950)
Purchase of technology rights	(12,500)	(3,489)
Release of (increase in) restricted cash	(67)	542

Net cash flows from investing activities	(18,973)	(2,157)

Cash flows from financing activities:
Payments under capital lease obligations	(71)	(64)
Proceeds from revolving credit facility	—	18,000
Net proceeds from issuance of common stock	4,199	4,486

Net cash flows from financing activities	4,128	22,422

Effect of exchange rate changes on cash	(57)	521
Net change in cash and cash equivalents	1,027	9,533
Cash and cash equivalents at beginning of period	138,012	95,321

Cash and cash equivalents at end of period	$139,039	$104,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

1.	Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. We were incorporated in 1992 and began commercial sale of Soliris in the United States and Europe in 2007.

2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2009 and the results of our operations and cash flows for the three months ended March 31, 2009 and 2008. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

In the United States, our customers are primarily specialty distributors and specialty pharmacies which supply physician office clinics, hospital outpatient clinics, infusion clinics or home health care providers. In some cases, we also sell Soliris to government agencies. Outside the United States, our customers are primarily hospitals, hospital buying groups, pharmacies, other health care providers and distributors.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Because of the pricing of Soliris, the limited number of patients, the short period from sale of product to patient infusion and the lack of contractual return rights, Soliris customers generally carry limited inventory. We monitor inventory within our distribution channel to determine whether deferral of sales is required. To date, actual refunds and returns have been negligible.

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

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We record the effective portion of our cash flow hedges to revenue in the period in which the derivative contract is settled.

4.	Royalties

Our cost of sales for the three months ended March 31, 2009 and 2008 includes royalties to third parties related to the sale and commercial manufacture of Soliris. We estimate our royalty obligations based on existing contractual obligations and our assessment of estimated royalties owed to other third parties. These estimates may be influenced by the outcome of litigation and other claims, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation, we may reassess these estimates, resulting in adjustments to cost of sales.

In December 2008, we entered into a definitive license agreement with PDL BioPharma, Inc. on their Queen patent portfolio relating to the humanization of antibodies for $25,000. The initial payment of $12,500 was paid in January 2009, with a final payment of $12,500 due by June 30, 2009. No additional payments will be owed by Alexion to PDL under the Queen patents in respect of Soliris sales for any indication.

5.	Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the average cost method.

The following table summarizes the components of our inventories:

	March 31, 2009	December 31, 2008
Raw materials	$3,875	$3,805
Work-in-process	24,609	27,017
Finished goods	20,876	18,999

	$49,360	$49,821

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

6.	Comprehensive Income (Loss)

The following table summarizes components of our comprehensive income (loss):

	Three months ended March 31,
	2009	2008
Net income (loss)	$14,506	(4,249)
Defined benefit pension plan activity	—	(245)
Unrealized gains (losses) on hedge contracts	629	—
Foreign currency translation adjustment	(140)	(24)

Comprehensive income (loss)	$14,995	$(4,518)

7.	Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., or AAT, to consolidate certain functions and operations, including the termination of all AAT personnel, closure of AAT facilities, and impairment of equipment in that facility. These costs were recognized as liabilities during the year ended December 31, 2006. The following table summarizes the activity recorded during three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Accrual balance, beginning of period	$596	$763
Revision of estimate	24	—
Payments and other settlements	(66)	(43)

Accrual balance, end of period	$554	$720

We remain obligated for lease payments through 2012. In September 2007, we signed a sub-lease for the AAT facility, which provides for sub-lease payments through the term of the lease, or 2012. The accrual for restructuring activities reflects the present value of lease obligations, reduced by estimated sub-lease income.

8.	Earnings (Loss) Per Common Share

Basic earnings per share (EPS) are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income (loss) is adjusted for the after-tax amount of interest and deferred financing costs associated with the convertible debt, and the denominator reflects the potential dilution using the treasury stock method, that could occur, if options, convertible debt, or other contracts to issue common stock were exercised or converted into common stock.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$14,506	$(4,249)
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.375% convertible senior notes	250	—

Net income (loss)—diluted	14,756	(4,249)

Shares used in computing net income (loss) per common share—basic	81,698	75,028
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	6,182	—
Stock options	2,360	—
Unvested restricted stock	405	—

Dilutive potential common shares	8,947	—

Shares used in computing net income (loss) per common share—diluted	90,645	75,028

Net income (loss) per share:
Basic	$0.18	$(0.06)
Diluted	$0.16	$(0.06)

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three month period ended March 31, 2009 and 2008 because their effect is anti-dilutive:

	March 31,
	2008	2008
Options to purchase common stock	2,238	2,814
Unvested restricted stock	314	365
Common stock issuable under convertible debt	—	9,537

	2,552	12,716

9.	Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). FAS 161 requires entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how the instruments and related hedged are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted SFAS 161 during the three month period ended March 31, 2009.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

All hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows within the meaning of SFAS No. 133 to be a qualifying hedge. The effectiveness of the qualifying hedge contract is assessed quarterly to ensure compliance with SFAS 133. We record the fair value of our hedges in other current assets and other current liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, this amount is reclassified into revenue. Any non-qualifying portion of the gains or losses resulting from changes in fair value, if any, is reported in other income or other expense.

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and costs that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Swiss Franc and British Pound. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.

We enter into foreign exchange contracts, with durations of up to 18 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. As of March 31, 2009, we have open contracts with notional amounts totaling $124,988 that qualified for hedge accounting.

We enter into foreign exchange contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. These derivative instruments do not qualify for hedge accounting under SFAS 133; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2009, the notional settlement amount of forward foreign exchange contracts relating to monetary assets and liabilities was $36,649.

The following table summarizes the Company’s fair value of outstanding derivatives at March 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location		Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$6,837	Accrued expenses	$(1,273)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	76	Accrued expenses	(1,575)

Total Derivatives		$6,913		$(2,848)

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges was as follows:

Foreign Exchange Contracts 2009
Gain (loss) recognized in OCI (Effective portion)	$5,564
Gain (loss) reclassified from OCI to net product sales (Effective portion)	3,848
Gain (loss) recognized in other income and expense (Ineffective portion)	165

Assuming no change in foreign currency rates, $5,242 of the gain recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We recognized a gain of $471 and $108, in other income, for the three months ended March 31, 2009 and 2008, respectively, associated with the foreign exchange contracts not designated as hedging instruments under SFAS 133.

10.	Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense in the consolidated statements for operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Research and development	$2,238	$1,624
Selling, general and administrative	5,688	4,260

	$7,926	$5,884

The following table summarizes the stock-based compensation capitalized to inventory and fixed assets:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense capitalized to inventory	$266	$257
Stock-based compensation expense capitalized to fixed assets	$320	$368

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

11.	Fair Value Measurement

The table below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2009
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$112,885	$—	$112,885	$—
Other assets	Foreign exchange contracts	$6,913	$—	$6,913	$—
Accrued expenses	Foreign exchange contracts	$2,848	$—	$2,848	$—

As of March 31, 2009, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

12.	Income Taxes

We maintain a full valuation allowance against substantially all U.S. and certain foreign deferred tax assets where realization of those assets remains uncertain. Accordingly, we have not reported any tax benefit relating to the remaining net operating loss carryforwards (NOLs) and income tax credit carryforwards that will be utilized in future periods in these jurisdictions.

We will continue to reassess the need for a valuation allowance on a quarterly basis. We assess certain factors in determining the period that we would reverse the valuation allowance, including: (i) a demonstration of sustained profitability; and (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. If we determine that it is more likely than not that the deferred tax asset are realizable and that the reversal of the valuation reserves in these jurisdictions is appropriate, a significant one-time benefit would be recognized against our income tax provision in the period that this determination is made.

The tax provision of $638 for the three months ended March 31, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes.

13.	Employee Benefit Plans

Defined Contribution Plans

We have two qualified 401(k) plans covering all eligible U.S. employees. Under the plans, employees may contribute up to the statutory allowable amount for any calendar year. For the three months ended March 31, 2009 and 2008, we recorded matching contributions of approximately $506 and $439, respectively.

Defined Benefit Plan

We maintain defined benefit plans for employees in Switzerland. The assets of the funded plan are held independently of our assets in a legally distinct and independent collective trust fund which serves various unrelated employers. Annually, the plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. For the three months ended March 31, 2009 and 2008, we recorded net periodic benefit costs of $65 and $37, respectively.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

14.	Subsequent Events

In April 2009, we issued an aggregate of 3,299,865 shares of our common stock in exchange for $51,042 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain noteholders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The noteholders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, the fair value of the additional shares over the stated conversion rate will be recorded as an expense of approximately $2,000. As of April 30, 2009, $46,180 of the convertible notes remains outstanding.

During the first quarter of 2009, we determined that we were not in compliance with certain financial covenants under our working capital revolving credit facility. We notified our lender and our lender agreed to waive noncompliance under the agreement. In May 2009, we amended our revolving credit facility to modify such covenants. Other than letters of credit, we had no outstanding balance as of December 31, 2008 and did not borrow under this facility during the first quarter of 2009.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab), for its approved indications and any future indications, timing and effect of sales of Soliris in various markets worldwide, level of future Soliris sales and collections, costs, expenses and capital requirements, cash outflows, cash from operations, impact of interest rate changes on our outstanding obligations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies in other countries, prospects for regulatory approval in other countries, the need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, costs relating to the validation proceed at the Rhode Island facility, timing for submission of sBLA for commercial production of eculizumab at the Rhode Island facility, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, and the effect of shifting currency exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

We are a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH.

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic hematologic, kidney and neurological disorders, transplant rejection, and autoimmune disorders. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is a rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

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

We submitted applications for marketing authorization for Soliris in Australia and Canada for the treatment of patients with PNH. We were granted marketing approval in Canada in January 2009 and Australia in February 2009.

In January 2009, the Ministry of Health, Labour and Welfare of Japan designated Soliris as an orphan drug. Among other things, this designation provides Soliris with 10 years of market exclusivity as a treatment for patients with PNH in Japan. In April 2009, we submitted a New Drug Application for Soliris as a treatment for PNH patients to Japan’s Pharmaceuticals and Medical Devices Agency.

Clinical

We are also focusing our research efforts on the use of eculizumab as a treatment for patients with other rare and severe complement-mediated conditions, including chronic hemolytic and thrombotic disorders, kidney diseases, transplant rejection and chronic and debilitating neurological disorders. The FDA authorized our Investigational New Drug Application, or IND, for studying the safety and efficacy of eculizumab in treating myasthenia gravis, a rare autoimmune syndrome characterized by the failure of neuromuscular transmission, and we commenced clinical development in 2008. We are currently engaged in clinical programs to investigate the use of eculizumab as a treatment for patients with other complement-mediated disorders, including atypical hemolytic uremic syndrome, or aHUS, a disease in which the lack of naturally occurring complement inhibitors can cause life-threatening kidney damage. We are also considering clinical development of eculizumab for cold agglutinin disease, an ultra-rare auto-immune hemolytic anemia. The program for aHUS was initiated in January 2009. Also, we completed a phase I/II proof of concept study of IV eculizumab in allergic asthmatic patients in the fourth quarter of 2008.

We are aware that investigator-initiated trials of eculizumab have begun in patients with multifocal motor neuropathy, a severe autoimmune neurologic disorder and dense deposit disease, a severe kidney disease. We are also aware that independent investigators have commenced a study to evaluate eculizumab in high risk organ transplantation.

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

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris and manufacturing development and manufacturing of future products. We have completed production of eculizumab for process validation purposes and are in the process of compiling a supplemental BLA

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

for commercial production of eculizumab at this facility. We expect to submit the supplemental BLA in 2009. We transferred our pilot manufacturing capabilities from New Haven, Connecticut to Smithfield, Rhode Island during 2007, and we have commenced the use of this facility for the production and purification of certain of our product candidates for clinical studies.

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

Other Events

In April 2009, we issued an aggregate of 3,299,865 shares of our common stock in exchange for $51,042 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain noteholders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The noteholders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, the fair value of the additional shares over the stated conversion rate will be recorded as an expense of approximately $2,000. As of April 30, 2009, $46,180 of the convertible notes remains outstanding.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2008. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2008. We have reviewed our critical accounting policies as disclosed in our Form 10-K, and have not noted any material changes.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Results of Operations

Revenues

Net product sales

The following table summarizes product revenue for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,		Increase / (Decrease)
	2009	2008	$ Change
Net product sales	$81,267	$45,546	$35,721

The increase in revenue for the three months ended March 31, 2009, as compared to the same period in 2008, was due to an increased number of patients treated with Soliris. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional countries.

Cost of sales

Cost of sales was $9,959 and $5,464, for the three months ended March 31, 2009 and 2008, respectively. Cost of sales as a percentage of net product revenue was 12.3% and 12.0% for the three month period ended March 31, 2009 and 2008, respectively. Cost of sales includes manufacturing costs, as well as royalty expenses associated with sales of Soliris.

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

External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research. Clinical development costs are comprised of costs to conduct and manage clinical trials related to Soliris and other product candidates. Product development costs, which historically relate primarily to Soliris, are those incurred in performing duties related to pre- and post-approval manufacturing development and regulatory functions. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of Soliris and other product candidates. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.

All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products as well as our discovery research efforts. These costs have not been allocated directly to each program.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended March 31,		$	%
	2009	2008	Variance	Variance
Clinical development	$4,191	$4,140	$51	1.2%
Product development	3,464	2,524	940	37.2%
Discovery research	284	276	8	2.9%

Total external direct expenses	7,939	6,940	999	14.4%

Payroll and benefits	8,934	6,813	2,121	31.1%
Operating and occupancy	1,316	1,030	286	27.8%
Depreciation and amortization	900	826	74	9.0%

Total other R&D expenses	11,150	8,669	2,481	28.6%

Research and development expense	$19,089	$15,609	$3,480	22.3%

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended March 31,
	2009	2008
External direct expenses
Soliris: PNH program	$2,183	$3,478
Soliris: non-PNH programs	1,314	463
CD200 program	261	45
Other	433	154

	$4,191	$4,140

At this time, due to the risks inherent in the clinical trial process and given the early stages of our various product development programs, we are unable to estimate with any certainty the costs we will incur in the continued development of our programs for potential commercialization. While we are focused on advancing each of our product development programs, our future R&D expenses will depend on the determinations we make as to the scientific and clinical success of each program, as well as ongoing assessments as to program’s commercial potential. As such, we are unable to predict how we will allocate available resources among our product development programs in the future.

The successful development of our drug candidates is uncertain and subject to a number of risks. A large portion of our annual expenses relates to commercialization of Soliris and general and administrative costs. We may not have or be able to raise the necessary capital to support both the commercialization of Soliris as well as each of our development programs through and until commercialization. Further, we cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our other programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to the Risk Factors in this Form 10-Q, including the risk factors set forth under the headings, “If we fail to obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue to complete our product development”, “None of our product candidates except for Soliris has received regulatory approvals”, “Completion of pre-clinical studies or clinical trials does not guarantee advancement to the next phase of development” and “There are many reasons why drug testing could be delayed or terminated”.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Research and development expenses were $19,089 and $15,609, for the three months ended March 31, 2009 and 2008, respectively. The increase in research and development expense of $3,480, as compared to the same period in the prior year, was primarily related to the following:

•

Increase of $2,121 in research and development payroll and benefit expense related to increases in manufacturing development of $1,660, primarily due to increased manufacturing development activities for our CD200 program, and an increase of approximately $339 in discovery research payroll and benefit expense.

•	Increase of $940 in non-labor product development related primarily due to increased manufacturing development activities for our CD200 program.

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

The table below provides information regarding selling, general and administrative expenses.

	Three months ended March 31,		$	%
	2009	2008	Variance	Variance
Selling, general and administrative expense	$36,652	$29,781	$6,871	23.1%

The increase of $6,871 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $4,483 including increased share-based compensation cost of $1,428. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial operations teams of $2,655. This increase was also due to increases in payroll and benefits of $1,828, within other operational groups to support our worldwide growth.

•

Increase in non-labor commercial operations of $2,936 was due primarily to increases in marketing and consulting services of $1,280, travel and entertainment of approximately $366, office lease expense of $290, and freight and distribution expenses of $280.

•	Decrease in non-labor administration of $898 was due primarily to a decrease in legal expenses of $857 related to the settlement of litigation during 2008.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and short-term marketable securities. Investment income was $303 and $767, for the three months ended March 31, 2009 and 2008, respectively. The decrease was due to lower interest rates during the three month periods ended March 31, 2009, as compared to the same period in the prior year.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

We incur interest on our convertible notes, mortgage debt, revolving credit facility, and other debt and capital lease obligations. Our interest expense is net of capitalized interest related to the construction of our Rhode Island manufacturing facility, which was $1,202 and $1,196 for the three months ended March 31, 2009 and 2008, respectively. Interest expense was $333 and $596, for the three months ended March 31, 2009 and 2008, respectively.

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities of our foreign operations. The foreign currency transaction gains (losses) totaled $(393) and $703, for the three months ended March 31, 2009 and 2008, respectively. The loss in the three months ended March 31, 2009 was primarily a result of the fluctuation in exchange rates on the unhedged portion of our monetary assets and liabilities, primarily related to movements in the U.S. dollar compared to the Japanese Yen. The gain in the three months ended March 31, 2008 reflected a favorable impact of exchange rate movements of the Euro prior to initiation of our hedging program.

Income Taxes

During the three months ended March 31, 2009, we recorded an income tax provision of $638, compared to an income tax benefit of $90 for the three months ended March 31, 2008. The tax provision for the three months ended March 31, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period and to U.S. federal alternative minimum tax and certain state income taxes. The income tax benefit for the three months ended March 31, 2008 is attributable to the exchange of research tax credits for cash.

The Company maintains a valuation allowance against certain U.S. and foreign deferred tax assets as realizability of those assets is uncertain. We will continue to reassess the need for a valuation allowance on a quarterly basis. We assess certain factors in determining the period that we would reverse the valuation allowance, including: (i) a demonstration of sustained profitability; and (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. If we determine that it is more likely than not that the deferred tax asset are realizable and that the reversal of the valuation reserves in these jurisdictions is appropriate, a significant one-time benefit would be recognized against our income tax provision in the period that this determination is made.

Net Income (Loss)

The Company recorded net income for the three month period ended March 31, 2009 of $14,506 or $0.16 per diluted share, versus a net loss of $4,249 or $0.06 per diluted share, respectively, for the corresponding period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, our consolidated cash, restricted cash, cash equivalents and marketable securities totaled $140,809. The $1,098 increase from December 31, 2008 is primarily related to increased sales and the resulting collection of accounts receivable and proceeds from employee option exercises, offset by investments in our Smithfield, Rhode Island facility, the initial $12,500 payment for the PDL settlement and payment of year-end accruals. Until required for use in the business, we invest our cash reserves in highly-rated money market funds and high quality commercial, corporate and U.S. Government notes in accordance with our investment policy. We do not have any investments in auction rate securities or collateralized debt obligations.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. Substantially all cash equivalents are currently held in a single AAA rated institutional money market fund that participates in the U.S. Department of Treasury’s Temporary Guarantee Program for money market funds. At March 31, 2009, two individual customers accounted for 20.8% and 11.3% of the accounts receivable balance. For the three months ended March 31, 2009, one customer account for 20.5% of our product sales. At March 31, 2008, three individual customers accounted for 33.2%, 16.9% and 12.5% of the accounts receivable balance. For the three months ended March 31, 2008, one customer accounted for 22.8% of our product sales.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

At March 31, 2009, we have foreign currency forward contracts with notional amounts totaling $161,637. These outstanding foreign currency forward contracts had a net fair value of $4,065. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the negative economic environment.

At March 31, 2009, our working capital was $216,282, compared to $192,683 at December 31, 2008. At March 31, 2009, our current ratio was 4.09, compared to 3.28 at December 31, 2008. The increase in current ratio relates primarily to the increase in accounts receivable and decreases in accounts payable, accrued expenses and license payable.

We anticipate that cash generated from operations and our existing available cash, as well as interest and investment income earned on available cash and marketable securities, should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $15,929 for the three months ended March 31, 2009, as compared to $11,253 used in operating activities for the three months ended March 31, 2008. The change is primarily due to the net income achieved in 2009 versus the net loss achieved in the same period in 2008. The components of cash provided by operating activities for the three months ended March 31, 2009 are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, unrealized currency gain, unrealized hedge gains, unrealized pension losses and stock compensation, of $27,774.

•

Net cash outflow due to changes in operating assets and liabilities of $11,845, primarily increases in accounts receivable and prepaid expenses and other current assets of $6,448 and $5,575, respectively.

During 2009, we expect changes in cash from operations to be highly dependent on sales levels, and the related cash collections, from Soliris. In addition, we expect that cash outflows related to the changes in operating assets will continue to increase related to sales and resulting accounts receivable increases.

Investing Activities

Net cash used in investing activities was $18,973 and $2,157 for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, the net cash used for investing activities consisted of the following:

•

Additions to property, plant and equipment of $6,406, of which $4,360 was attributable to expenditures related to validation of our Rhode Island manufacturing facility, with the remaining attributable to spending on information technology and facility capital costs

•	Initial payment of $12,500 related to the PDL settlement. During the second quarter of 2009, we will pay the second and final payment of $12,500 for the PDL settlement.

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris, for manufacturing development and for manufacturing of future products. Since this date, we have incurred costs related to the construction of the plant to support full-scale commercial manufacturing. We have also capitalized costs related to validation activities, including engineering runs, necessary to obtain approval of the facility from government regulators for the production of a commercially approved drug. To date, these costs primarily include direct labor, materials, overhead and pre-validation inventory related to the facility. We will begin depreciating the fixed assets related to the facility when the assets are substantially complete and ready for their intended use, which would occur upon the regulatory approval of the plant for production of commercial quantities of eculizumab.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Through March 31, 2009, we have capitalized $120,767 related to the facility, which includes all costs associated with construction, renovation and upgrades, engineering runs and capitalized interest. Through March 31, 2009, costs incurred in seeking regulatory approval, including engineering runs, was $45,617, and capitalized interest was $10,247. We expect to continue to incur costs related to the validation process through the end of the 2009. At such point that we receive regulatory approval, we would cease capitalizing costs into property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $4,128 and $22,422 for the three months ended March 31, 2009 and 2008, respectively. The $4,128 consisted primarily of proceeds of $4,199 from the issuance of common stock related to the exercise of stock options.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2008, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” There have been no material changes in our contractual obligations since December 31, 2008.

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In February 2008, we entered into a Credit Agreement with Bank of America, N.A. to provide for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, RI. The borrowing base is limited to the lesser of $25,000 or 80% of eligible domestic receivables. At March 31, 2009, we had no outstanding borrowings under the revolving credit facility.

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

During the first quarter 2009, we determined that we were not in compliance with certain financial covenants under our working capital revolving credit facility. We notified our lender and our lender agreed to waive noncompliance under the agreement. In May 2009, we amended our revolving credit facility to modify such covenants, and a copy of the amendment is filed as an exhibit to this Quarterly Report on Form 10-Q. Other than letters of credit, we had no outstanding balance as of December 31, 2008 and did not borrow under this facility during the first quarter of 2009.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

OMRF Obligation

In February 2008, we agreed to purchase certain patents related to complement-inhibition technology from Oklahoma Medical Research Foundation, or OMRF. We agreed to pay a total of $10,000, plus interest, to OMRF for the rights to the patents. In addition to the initial payment of $3,000 paid in February 2008 and $4,500 in December 2008, we are required to make a final payment of $2,500 by July 2009. Interest accrues on the unpaid amount at the rate of 50% of the sum of the prime rate plus 1%, per annum. We recorded the $10,000 as an intangible asset which is amortized in proportion to product sales through December 2014, the expiration date of the acquired patents.

PDL Obligation

In December 2008, we entered into a definitive license agreement with PDL BioPharma, Inc. on their Queen patent portfolio relating to the humanization of antibodies for $25,000. The initial payment of $12,500 was paid in January 2009, with a final payment of $12,500 due by June 30, 2009. No additional payments will be owed by Alexion to PDL under the Queen patents in respect of Soliris sales for any indication.

Convertible Notes

As of April 30, 2009, we held $46,180 principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes. We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year, beginning August 1, 2005. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The convertible notes payable do not contain covenants related to our financial performance.

In April 2009, we issued an aggregate of 3,299,865 shares of our common stock in exchange for $51,042 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain noteholders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The noteholders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, the fair value of the additional shares over the stated conversion rate will be recorded as an expense of approximately $2,000. As of April 30, 2009, $46,180 of the convertible notes remains outstanding.

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

As of March 31, 2009, the market value of our $97,222, 1.375% Convertible Notes due February 1, 2012, based on quoted market prices, was estimated at $236,082. The $24,976 increase from December 31, 2008 is primarily attributable to the increase in the price of our common stock from the period from December 31, 2008 through March 31, 2009.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

As a condition of the loan, we are required to maintain restricted cash accounts. These accounts must maintain certain operating escrow balances. At March 31, 2009, the balance of restricted cash was $686.

The mortgage loan does not contain covenants related to our financial performance.

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

Interest Rate Market Risk

As of March 31, 2009, we held essentially all of our cash equivalents and investments in money market funds with original maturity dates of three months or less.

Our outstanding long-term liabilities as of March 31, 2009 included our $97,222, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes. As of March 31, 2009, the market value of our $97,222 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $236,082. As of April 30, 2009, the balance was reduced to $46,180 due to conversions of $51,042 of the Notes during April 2009.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except share and per share amounts)

Foreign Exchange Market Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Swiss Franc and Japanese Yen. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses.

We currently have two programs related to our foreign currency exposure, 1) a program to limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, and 2) a program to hedge a portion of our forecasted product sales to mitigate fluctuations in foreign exchange rates. Both programs utilize forward foreign exchange contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.

As of March 31, 2009, we had foreign currency forward contracts with notional amounts totaling $161,637. As of March 31, 2009, our outstanding foreign currency forward contracts had a net fair value of $4,065.

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

As of March 31 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris, which was approved in the United States and in Europe in March 2007 and June 2007, respectively, and in Canada in January 2009 for the treatment of PNH. If we are unable to increase sales of Soliris in the United States and Europe and commercialize Soliris in additional countries or if we are significantly delayed or limited in doing so, our business will be materially harmed.

Our ability to generate revenues will depend on commercial success of Soliris in the United States, Europe and throughout the rest of the world and whether physicians, patients and healthcare payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the United States in April 2007, almost all of our revenue has been attributed to sales of Soliris, and we expect that Soliris product sales will continue to contribute to a significant percentage or almost all of our total revenue over the next several years.

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

We obtained marketing approval for Soliris in Europe in June 2007 however such approval did not automatically authorize us to commence commercial sales in every country in the European Union. We continue discussions with appropriate authorities in different countries in Europe so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We have submitted applications for marketing authorization in countries outside the European Union and have received approval in Canada in January 2009 and Australia in February 2009. We cannot guarantee that reimbursement and other discussions and processes will be concluded successfully or on a timely basis and, as a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced. If we are not successful in commercializing Soliris in the United States and the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business will be materially harmed and we may need to curtail or cease operations.

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

In certain foreign countries, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and begin to market Soliris in foreign countries or if coverage and reimbursement for Soliris in foreign countries is limited. If we discover we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change, in any foreign countries, we may not be able to or we may determine not to sell Soliris in such countries and our plans for geographic expansion of sales and our business may be adversely affected as a result.

Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payers may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.

In addition to potential restrictions on coverage, the amount of reimbursement for Soliris may also reduce our profitability and worsen our financial condition. In the United States, European countries, and elsewhere, there have been, and we expect there will continue to be, actions and proposals to control and reduce healthcare costs. Government and other third-party payers are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. See additional discussion below under the headings “Healthcare reform measures could adversely affect our business” and “The current credit and financial market conditions may aggravate certain risks affecting our business.”

ALEXION PHARMACEUTICALS, INC.

Even where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining Soliris. In the United States, Alexion has financially supported the PNH Fund of the National Organization for Rare Disorders, or NORD, which, among other things, assists patients in acquiring drugs such as Soliris. Organizations such as NORD assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s ability to provide financial assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support, or delays in patient treatment related to such support, could have a material adverse effect on our ability to maintain profitability on a quarterly or annual basis in the future.

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

We cannot be certain that Soliris will gain or maintain market acceptance on a country-by-country basis among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for Soliris in the United States, Europe and Canada, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe and therapeutically effective relative to cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of our products, publicity concerning our products or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplants. If Soliris fails to achieve or maintain market acceptance on a country-by-country basis, we may not be able to market and sell it successfully in such countries, which would limit our ability to generate revenue and could harm our overall business.

If we fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris, and our business would be seriously harmed.

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other countries or group of countries. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. As a condition of approval for marketing our product, the FDA or other governmental authorities outside the United States may require us to conduct additional clinical trials. For example, in connection with the approval of Soliris in the United States, we have agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab. The FDA can propose to withdraw approval if new clinical data or information shows that a product is not safe for use in an approved indication or determines that such studies are inadequate. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the EMEA and certain other health agencies. We, the FDA, the EMEA or another

ALEXION PHARMACEUTICALS, INC.

health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, manufacturer or facility may result in restrictions on Soliris, manufacturer or manufacturing facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris, will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. Any third party we would use to manufacture Soliris for sale must also be licensed by applicable regulatory authorities.

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

We have tested Soliris in only a small number of patients. As more patients begin to use Soliris, new risks and side effects, or the rate of such risks or side effects, may be discovered, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of relevant law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we expect to study Soliris in diseases other than PNH in controlled clinical settings, and expect independent investigators to do as well. In the event of any new risks or adverse effects discovered as new patients are treated for PNH and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

We may be sued by people who use Soliris, whether as a prescribed therapy, during a clinical trial, during an investigator initiated study, or otherwise. Many patients who use Soliris are already very ill. Any informed

ALEXION PHARMACEUTICALS, INC.

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

Although we obtained regulatory approval of Soliris for PNH in the United States, Canada, Australia and Europe, we may be unable to obtain regulatory approval for Soliris in any other territory.

Governments in countries outside the United States and Europe also regulate drugs distributed in such countries and facilities in such countries where such drugs are manufactured, and obtaining their approvals can also be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational,

ALEXION PHARMACEUTICALS, INC.

reimbursement, price approval and funding processes prior to marketing our products. Soliris became commercially available in certain countries in Europe in the fourth quarter of 2007. We received regulatory approval for Soliris for treatment of patients with PNH in Canada in January 2009 and Australia in February 2009. We may not receive regulatory approval for Soliris outside the United States, Canada, Australia and Europe for at least the next several years, if ever.

Regulatory agencies may require additional information or data with respect to our submissions for Soliris for PNH. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris by the FDA, Health Canada, Therapeutic Goods Administration in Australia, and the E.C., other regulatory agencies may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, we were required to conduct clinical studies with Soliris in patients with PNH in Japan; however, there is no assurance that the Japanese regulatory agency will find these studies sufficient for registration of Soliris in Japan.

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

In the United States, we sell Soliris to distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors and they do not set or determine demand for Soliris. For the three months ended March 31, 2009, our single largest customer, Amerisource Bergen, accounted for 20.5% of our Soliris net product sales, and our three largest customers accounted for approximately 35.3% of our net product sales. As of March 31, 2009, two individual customers accounted for 20.8% and 11.3% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

ALEXION PHARMACEUTICALS, INC.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris ourselves in the United States and through our subsidiaries in Europe, but have only limited experience thus far with marketing, sales or distribution of drug products. We have hired sales representatives for the commercialization of Soliris in the United States and have established commercial capability in Europe. If we are unable to establish and/or expand the capabilities to sell, market and distribute Soliris, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need in the United States and in Europe to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

Physicians may elect not to recommend our drugs even if they receive marketing approval for a variety of reasons, including the timing of the market introduction of competitive drugs; lower demonstrated clinical safety and efficacy compared to other drugs; lack of cost-effectiveness; lack of availability of reimbursement from third-party payers; convenience and ease of administration; prevalence and severity of adverse side effects; other potential advantages of alternative treatment methods; and ineffective marketing and distribution support. Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States and programs in other countries, and other third-party payers. These health insurance programs may restrict coverage of some products by using payor formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payors may especially impose these obstacles to coverage for higher-priced drugs, and consequently Soliris may be subject to payor-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payor for Soliris in an indication other than PNH, if obtained, may be adversely affected by the reimbursement or budget for Soliris in PNH and/or adversely affect the reimbursement or budget for Soliris in PNH by that payor.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

We believe that revenues and collections from sales of Soliris along with our existing cash, cash equivalents and marketable securities will provide sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates. We are currently selling or preparing for the commercialization of Soliris in Europe, Canada, Latin America and Asia-Pacific, evaluating and preparing regulatory submissions for Soliris in other countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.

Additional financing could take the form of public or private debt or equity offerings, equity line facilities, bank loans, collaborative research and development arrangements with corporate partners and/or the sale or licensing of some of our property. The amount of capital we may need depends on many factors, including:

•	the cost necessary to sell, market and distribute Soliris;

ALEXION PHARMACEUTICALS, INC.

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

We are significantly leveraged.

On April 30, 2009, we had outstanding $46,180 principal amount of 1.375% convertible senior notes which will mature on February 1, 2012. Our subsidiary Alexion Manufacturing borrowed $44,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility which may not be prepaid in whole or in part prior to July 11, 2009. The loan is guaranteed by us and bears a fixed annual rate of 9.12%. The loan principal is required to be repaid in equal monthly installments of $489, starting March 2010 and until August 2017, at which time all outstanding balances are due. During the first quarter of 2008, we entered into a revolving credit facility with Bank of America and may borrow up to $25,000, with up to a $5,000 sublimit for letters of credit that can be used

ALEXION PHARMACEUTICALS, INC.

for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of our assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on our liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on our liquidity (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date. In addition, we paid $7,500 and are required to pay an additional principal amount of $2,500 in connection with the acquisition of certain patents from the Oklahoma Medical Research Foundation, or OMRF. In connection with the settlement of our patent litigation with PDL, we agreed to make a $25,000 payment to PDL, $12,500 of which has been paid in January 2009 and $12,500 of which is due in June 2009.

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

Our ability to meet our debt service obligations, including our compliance with the applicable financial and other covenants required by these arrangements, will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

ALEXION PHARMACEUTICALS, INC.

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

As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the

ALEXION PHARMACEUTICALS, INC.

taxes we owe may differ from the amounts recorded in our financial statements. If the Internal Revenue Service, or other taxing authority, disagrees with the positions taken by our company, we could have additional tax liability and this could have a material impact on our results of operations and financial position. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities and materially harm our business, financial condition and results of operations.

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

Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of the current credit and financial market conditions, and the overall financial climate, these governmental organizations and payors, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations.

Additionally, we rely upon third-parties for certain parts of our business, including Lonza, our sole manufacturer of Soliris, licensees, wholesale distributors of Soliris, contract clinical trial providers, contract manufacturers and other third-party suppliers and financial institutions. Because of the recent volatility in the financial markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by these third parties which could have a material adverse effect on our business and results of operations.

Healthcare reform measures could adversely affect our business.

The United States government and governments in foreign countries have shown significant interest in pursuing healthcare reform in order to reduce costs of healthcare. Any government-adopted reform measures could adversely impact the pricing of Soliris or the amount of reimbursement available for Solilris from governmental agencies or other third-party payors. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, policies of a new presidential administration or new healthcare legislation

ALEXION PHARMACEUTICALS, INC.

passed by Congress, or other changes in policy in the United States or in foreign countries. While we cannot predict what, if any, legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

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

ALEXION PHARMACEUTICALS, INC.

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

Item 6.	EXHIBITS

(a) Exhibits

10.1	Summary of 2009 Director Compensation.

10.2	Waiver and First Amendment to Credit Agreement, dated May 7, 2009, between the Company and Bank of America, N.A.

31.1	Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2	Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.2	Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: May 8, 2009	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: May 8, 2009	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)