Form 10-Q
period 2009-06-30
ALEXION PHARMACEUTICALS INC
filed 2009-07-24
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	87,950,219
Class	Outstanding at July 17, 2009

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$145,803	$138,012
Trade accounts receivable, net of allowances of $357 and $28 at June 30, 2009 and December 31, 2008, respectively	94,954	74,476
Inventories	45,495	49,821
Deferred tax assets	979	972
Prepaid expenses and other current assets	12,999	13,820

Total current assets	300,230	277,101

Property, plant and equipment, net	155,419	139,885
Intangible assets, net	30,248	32,325
Goodwill, net	19,954	19,954
Restricted cash	1,838	1,699
Deferred tax assets	4,978	3,397
Other assets	2,318	3,190

Total assets	$514,985	$477,551

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,165	$8,655
Accrued expenses	55,392	46,200
Deferred revenue	2,710	1,128
License payable	—	25,000
Deferred tax liabilities	621	639
Current debt obligations	44,000	2,500
Current portion of capital lease obligations	310	296

Total current liabilities	112,198	84,418

Capital lease obligations, less current portion	44	203
Mortgage loan, less current portion	—	44,000
Convertible notes	9,918	97,222
Deferred tax liabilities	923	906
Other liabilities	5,455	3,801

Total liabilities	128,538	230,550

Commitments and contingencies (Notes 4 and 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 88,042 and
81,418 shares issued at June 30, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	1,059,349	941,439
Treasury stock, at cost, 96 and 57 shares, respectively	(2,676)	(1,260)
Accumulated other comprehensive income (loss)	(5,408)	2,947
Accumulated deficit	(664,823)	(696,130)

Total stockholders’ equity	386,447	247,001

Total liabilities and stockholders’ equity	$514,985	$477,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Revenues:
Net product sales	$92,256	$59,559	$173,523	$105,105
Contract research revenues	—	—	—	95

Total revenues	92,256	59,559	173,523	105,200

Cost of sales	10,313	7,142	20,272	12,606

Operating expenses:
Research and development	18,288	16,825	37,377	32,434
Selling, general and administrative	42,705	32,907	79,357	62,688

Total operating expenses	60,993	49,732	116,734	95,122

Operating income (loss)	20,950	2,685	36,517	(2,528)

Other income and expense:
Investment income	184	604	487	1,371
Interest expense	(109)	(736)	(442)	(1,332)
Foreign currency gain (loss)	264	(335)	(129)	368
Debt exchange expense	(3,395)	—	(3,395)	—

Income (loss) before income taxes	17,894	2,218	33,038	(2,121)

Income tax provision (benefit)	1,092	(156)	1,730	(246)

Net income (loss)	$16,802	$2,374	$31,308	$(1,875)

Net income (loss) per share
Basic	$0.20	$0.03	$0.38	$(0.02)

Diluted	$0.19	$0.03	$0.35	$(0.02)

Shares used in computing net income (loss) per share
Basic	85,128	75,684	82,948	75,358

Diluted	90,159	78,991	89,975	75,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$31,308	$(1,875)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	5,964	3,569
Share-based compensation expense	14,874	11,891
Non-cash debt exchange expense	3,395	—
Unrealized foreign currency (gain) loss	(3,115)	1,985
Unrealized loss on forward contracts	472	—
Loss on disposal of property, plant and equipment	—	47
Changes in operating assets and liabilities:
Accounts receivable	(18,176)	(9,474)
Inventories	4,858	(14,615)
Prepaid expenses and other assets	(10,425)	4,253
Accounts payable and accrued expenses	11,057	5,059
Deferred revenue	2,431	2,057

Net cash flows from operating activities	42,643	2,897

Cash flows from investing activities:
Proceeds from maturity or sale of marketable securities	—	8,737
Purchases of property, plant and equipment	(18,325)	(17,079)
Purchase of technology rights	(27,740)	(3,000)
Release of (increase in) restricted cash	(134)	474

Net cash flows from investing activities	(46,199)	(10,868)

Cash flows from financing activities:
Payments under capital lease obligations	(145)	(134)
Proceeds from revolving credit facility	—	5,000
Debt issuance costs	—	(312)
Net proceeds from exercise of employee stock options	10,800	14,098

Net cash flows from financing activities	10,655	18,652

Effect of exchange rate changes on cash	692	99

Net change in cash and cash equivalents	7,791	10,780

Cash and cash equivalents at beginning of period	138,012	95,321

Cash and cash equivalents at end of period	$145,803	$106,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. We were incorporated in 1992 and began commercial sale of Soliris in the United States and Europe in 2007.

2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of June 30, 2009 and the results of our operations and cash flows for the three and six months ended June 30, 2009 and 2008. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have reclassified certain amounts for the prior period to conform to the current year presentation.

We have evaluated subsequent events through July 24, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

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

(in thousands, except per share amounts)

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

We record estimated rebates payable under governmental programs, including Medicaid and programs in Europe, as a reduction of revenue at the time product sales are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months. Upon reconciliation of government reporting to our sales records, we revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment was made.

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We record the effective portion of our cash flow hedges to revenue in the period in which the derivative contract is settled.

4.	Royalties

Our cost of sales for the three and six month periods ended June 30, 2009 and 2008 includes royalties to third parties related to the sale and commercial manufacture of Soliris. We estimate our royalty obligations based on existing contractual obligations and our assessment of estimated royalties owed to other third parties. These estimates may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation or settlement of claims, we may reassess these estimates, resulting in adjustments to cost of sales.

In December 2008, we entered into a definitive license agreement with PDL BioPharma, Inc. on their Queen patent portfolio relating to the humanization of antibodies for $25,000. The initial payment of $12,500 was paid in January 2009, and the final payment of $12,500 was paid in June 2009. No additional payments are owed by Alexion to PDL under the definitive license agreement for Soliris sales for any indication.

In February 2008, we agreed to purchase certain patents related to complement-inhibition technology from Oklahoma Medical Research Foundation, OMRF, for $10,000. We paid a total of $7,500 in 2008 and a final payment of $2,500 in June 2009.

5.	Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the average cost method.

The following table summarizes the components of our inventories:

	June 30, 2009	December 31, 2008
Raw materials	$4,072	$3,805
Work-in-process	18,158	27,017
Finished goods	23,265	18,999

	$45,495	$49,821

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

We have recorded approximately $8,700 of pre-validation inventory within property, plant and equipment. We will reclassify amounts to inventory in the same period in which we receive regulatory approval and such inventory can be available for commercial sales.

Two third party contractors provide vialing services for Soliris. In July 2009, we became aware that one of the vialers is undergoing regulatory review by the European Medicines Evaluation Agency, or EMEA, to address deficiencies at its facility. The contractor has not been able to confirm to us that it is authorized to release product to any of its customers, including Alexion, for sale in the European Union. We do not believe that this situation, even if resolved adversely, will result in a constraint on our ability to satisfy demand for Soliris supply. We believe we hold sufficient Soliris inventory to satisfy patient needs for commercial and clinical Soliris for the foreseeable future. Further, our second vialer continues to produce Soliris on a routine basis, and we believe they have the capacity to meet our current and future commercial and clinical needs.

If the contractor under review is unable to release certain lots of product to us for sale in the European Union, it may be necessary to dispose of the inventory. The contractor has informed us that it is actively developing a plan to resume manufacturing, release and shipment of product. We have identified all inventory that may be affected by an adverse decision by the EMEA, and we will not vial finished product for sale in the European Union at this facility until the deficiencies are resolved favorably, if ever. We have a total of approximately $11,000 of inventory that has been vialed by the contract manufacturer which could be at risk of disposal or expiry. We continue to evaluate the situation, and at this time we can not estimate whether and to what extent a loss on this inventory is probable.

6.	Comprehensive Income (Loss)

The following table summarizes components of our comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$16,802	$2,374	$31,308	$(1,875)
Defined benefit pension plan activity	—	(245)	—	(245)
Unrealized losses on hedge contracts	(9,143)	—	(8,514)	—
Foreign currency translation adjustment	299	112	159	(1,355)

Comprehensive income (loss)	$7,958	$2,241	$22,953	$(3,475)

7.	Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., or AAT, to consolidate certain functions and operations, including the termination of all AAT personnel, closure of AAT facilities, and impairment of equipment in that facility. These costs were recognized as liabilities during the year ended December 31, 2006. The following table summarizes the activity recorded during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008

Accrual balance, beginning of period	$596	$763
Revision of estimate	58	—
Payments and other settlements	(141)	(85)

Accrual balance, end of period	$513	$678

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

We remain obligated for lease payments through 2012. In September 2007, we signed a sub-lease for the AAT facility, which provides for sub-lease payments through the term of the lease, or 2012. The accrual for restructuring activities reflects the present value of lease obligations, reduced by estimated sub-lease income.

8.	Debt

In April and May 2009, we issued an aggregate of 5,644 shares of our common stock in exchange for $87,304 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain note holders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The note holders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, we recorded a non-cash expense of $3,395 for the fair value of the additional shares over the stated conversion rate. As of June 30, 2009, $9,918 of the convertible notes remains outstanding, and the fair value, based on quoted market prices, was estimated at $25,943.

On June 30, 2009, we amended our mortgage loan agreement to permit the prepayment of the mortgage loan without penalty. The original terms of the mortgage loan permitted prepayment at any time after July 11, 2009, and each prepayment would be subject to a prepayment penalty.

The amendment to the mortgage loan permits prepayment at any time after June 30, 2009 and without penalty if prepaid prior to January 5, 2010, provided no event of default exists. Alexion may prepay the entire mortgage loan at any time prior to January 5, 2010 without penalty. If Alexion does not prepay the entire principal balance on or prior to January 5, 2010, any prepayment made after such date must be accompanied by the prepayment penalty set forth in the mortgage loan agreement. In July 2009, we prepaid $5,000 of the principal balance of the mortgage loan, without penalty, resulting in an outstanding principal balance of $39,000. Because we intend to prepay this loan within the next twelve months, the full amount has been reclassified to current liabilities. As of June 30, 2009, the estimated fair value of the mortgage loan is $45,302.

During the first quarter of 2009, we determined that we were not in compliance with a capital expenditure covenant under our working capital revolving credit facility. In May 2009, our lender agreed to waive noncompliance under the agreement, and we amended the credit agreement to modify such covenants. In the second quarter 2009, we determined that we were not in compliance with a negative covenant relating to investments in subsidiaries. In July 2009, our lender waived non-compliance, and we amended the credit agreement to modify the negative covenant. Other than letters of credit, we did not borrow under this facility during the second quarter of 2009.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

9.	Earnings (Loss) Per Common Share

Basic earnings per share (EPS) are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income (loss) is adjusted for the after-tax amount of interest and deferred financing costs associated with the convertible debt, and the denominator reflects the potential dilution that could occur, if options, unvested restricted stock or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.

The following table summarizes the calculation of basic and diluted EPS for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$16,802	$2,374	$31,308	$(1,875)
Effect of dilutive securities:
Interest expense and debt fee amortization, net of tax, related to our 1.375% convertible senior notes
	26	—	276	—

Net income (loss)—diluted	16,828	2,374	31,584	(1,875)

Shares used in computing net income (loss) per common share—basic	85,128	75,684	82,948	75,358
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes
	2,431	—	4,307	—
Stock options	2,266	2,802	2,362	—
Unvested restricted stock	334	505	358	—

Dilutive potential common shares	5,031	3,307	7,027	—

Shares used in computing net income (loss) per common share—diluted	90,159	78,991	89,975	75,358

Net income (loss) per share:
Basic	$0.20	$0.03	$0.38	$(0.02)
Diluted	$0.19	$0.03	$0.35	$(0.02)

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and six month periods ended June 30, 2009 and 2008 because their effect is anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	2,644	1,806	2,463	1,885
Unvested restricted stock	28	9	329	383
Common stock issuable under convertible debt	—	9,538	—	9,538

	2,672	11,353	2,792	11,806

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

10.	Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (FAS 133) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. We adopted FAS 161 during the three month period ended March 31, 2009.

FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

All hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows within the meaning of FAS 133 to be a qualifying hedge. The effectiveness of the qualifying hedge contract is assessed quarterly to ensure compliance with FAS 133. We record the fair value of our hedges in other current assets and other current liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, the effective amount is reclassified into revenue. Any ineffective portion of the gains or losses resulting from changes in fair value, if any, is reported in other income or other expense.

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

We enter into foreign exchange contracts, with durations of up to 18 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. As of June 30, 2009, we have open contracts with notional amounts totaling $122,047 that qualified for hedge accounting.

We enter into foreign exchange contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. These derivative instruments do not qualify for hedge accounting under FAS 133; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2009, the notional settlement amount of forward foreign exchange contracts relating to monetary assets and liabilities was $53,742.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table summarizes the Company’s fair value of outstanding derivatives at June 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:

Foreign exchange contracts	Other current assets	$1,111	Accrued expenses	$4,733

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current assets	362	Accrued expenses	356

Total Derivatives		$1,473		$5,089

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2009, are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Foreign Exchange Contracts
Gain (loss) recognized in OCI	$(9,143)	$(8,514)

Gain (loss) reclassified from OCI to net product sales (Effective portion)	$2,648	$6,496

Gain (loss) reclassified from OCI to other income and expense (Ineffective portion)	$47	$212

Assuming no change in foreign currency rates, $3,449 of the loss recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We recognized a loss of $3,420 and $6, in other expense, for the three months ended June 30, 2009 and 2008, respectively, and $2,949 and $114, for the six months ended June 30, 2009 and 2008, respectively, associated with the foreign exchange contracts not designated as hedging instruments under FAS 133. These amounts were largely offset by gains in monetary assets and liabilities during this period.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

11.	Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$1,817	$1,525	$4,055	$3,152
Selling, general and administrative	5,131	4,479	10,819	8,739

	$6,948	$6,004	$14,874	$11,891

The following table summarizes the stock-based compensation capitalized to inventory and fixed assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense capitalized to inventory	$303	$269	$569	$526

Stock-based compensation expense capitalized to fixed assets	$332	$401	$652	$769

12.	Fair Value Measurement

The table below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2009
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3

Cash equivalents	Money market funds	$107,070	$—	$107,070	$—

Other assets	Foreign exchange contracts	$1,473	$—	$1,473	$—

Accrued expenses	Foreign exchange contracts	$5,089	$—	$5,089	$—

As of June 30, 2009, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

13.	Income Taxes

We maintain a full valuation allowance against substantially all U.S. and certain foreign deferred tax assets where realization of those assets remains uncertain. Accordingly, we have not reported any tax benefit relating to the remaining net operating loss carryforwards (NOLs) and income tax credit carryforwards that will be utilized in future periods in these jurisdictions.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

We will continue to reassess the valuation allowance, on a quarterly basis, for deferred income tax assets. We would consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including: (i) a demonstration of sustained profitability; and (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. If we determine that the reversal of the valuation reserves in these jurisdictions is appropriate, a significant one-time benefit will be recognized in the period of the reversal. Such release of valuation allowance could occur in whole, or part, in the near-term.

During the three and six months ended June 30, 2009, we recorded an income tax provision of $1,092 and $1,730, respectively, compared to an income tax benefit of $156 and $246, for the three and six months ended June 30, 2008. The tax provision for the three and six months ended June 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes. The income tax benefit for the three and six months ended June 30, 2008 is attributable to the exchange of research tax credits for cash and the reversal of the valuation allowance against the deferred tax assets of one our foreign subsidiaries.

14.	Employee Benefit Plans

Defined Contribution Plans

We have two qualified 401(k) plans covering all eligible U.S. employees. Under the plans, employees may contribute up to the statutory allowable amount for any calendar year. For the three months ended June 30, 2009 and 2008, we recorded matching contributions of approximately $344 and $294, respectively. For the six months ended June 30, 2009 and 2008, we recorded matching contributions of approximately $850 and $733, respectively.

Defined Benefit Plan

We maintain a defined benefit plan for employees in Switzerland. The assets of the funded plan are held independently of our assets in a legally distinct and independent collective trust fund which serves various unrelated employers. Annually, the plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. For the three months ended June 30, 2009 and 2008, we recorded net periodic benefit costs of $67 and $41, respectively. For the six months ended June 30, 2009 and 2008, we recorded net periodic benefit costs of $132 and $81 respectively.

15.	Recently Issued Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have evaluated this new statement, and have determined that it will not have a significant impact on the determination or reporting of our financial results.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab), for its approved indications and any future indications, timing and effect of sales of Soliris in various markets worldwide, level of future Soliris sales and collections, costs, expenses and capital requirements, cash outflows, cash from operations, impact of interest rate changes on our outstanding obligations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, potential clinical trials of our product candidates for new indications, status of our ongoing clinical trials, commencement dates for new clinical trials, evaluation of our clinical trial results by regulatory agencies in other countries, prospects for regulatory approval in other countries, the need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, estimates of the capacity and ability of Alexion and third parties to provide manufacturing, product finishing, vial filling, packaging and other services to support Soliris and our product candidates, assessment of our ability to satisfy customer demand for Soliris if the inventory held by our finished vial contractor is not released for sale, costs relating to the validation process at the Rhode Island facility, timing for submission of sBLA for commercial production of eculizumab at the Rhode Island facility, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, and the effect of shifting currency exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

We are a biopharmaceutical company engaged in the discovery, development and delivery of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

We were granted marketing approval in Canada in January 2009 and Australia in February 2009 for the use of Soliris for patients with PNH.

In January 2009, the Ministry of Health, Labour and Welfare of Japan designated Soliris as an orphan drug. Among other things, this designation will provide us, if Soliris is approved for marketing and sale in Japan, with 10 years of market exclusivity for Soliris as a treatment for patients with PNH in Japan, subject to limited exceptions. In March 2009, we submitted a New Drug Application for Soliris as a treatment for PNH patients to Japan’s Pharmaceuticals and Medical Devices Agency.

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

We are aware that investigator-initiated trials of eculizumab are ongoing in patients with multifocal motor neuropathy, a severe autoimmune neurologic disorder and dense deposit disease, a severe kidney disease. We are also aware that independent investigators are evaluating eculizumab in high risk kidney transplant patients. We are considering expansion of development efforts to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs.

The FDA has also authorized our IND to evaluate the activity of an antibody to the immune regulator CD200 in patients with chronic lymphocytic leukemia, or CLL, an incurable chronic cancer that results from expansion of B-lymphocytes. We continue dosing of CLL patients with anti-CD200.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris and manufacturing development and manufacturing of future products. We have completed production of eculizumab for process validation purposes and are in the process of compiling a supplemental BLA for commercial production of eculizumab at this facility. We expect to submit the supplemental BLA during the third quarter 2009. We also commenced the use of our Rhode Island facility for the production and purification of certain of our product candidates for clinical studies.

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Sales AG, or Lonza, dated December 18, 2002, which has been amended from time to time. This agreement, the Lonza Agreement, relates to the manufacture of eculizumab. An amendment to the Lonza Agreement, dated June 8, 2007, provides for additional production and minimum quantity purchase commitments of Soliris of $30,000 to $35,000 from 2009 through 2013. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we expect to pay Lonza a royalty on net sales of Soliris manufactured at our Rhode Island facility.

Two third party contractors provide vialing services for Soliris. In July 2009, we became aware that one of the vialers is undergoing regulatory review by the European Medicines Evaluation Agency, or EMEA, to address deficiencies at its facility. The contractor has not been able to confirm to us that it is authorized to release product to any of its customers, including Alexion, for sale in the European Union. We do not believe that this situation, even if resolved adversely, will result in a constraint on our ability to satisfy demand for Soliris supply. We believe we hold sufficient Soliris inventory to satisfy patient needs for commercial and clinical Soliris for the foreseeable future. Further, our second vialer continues to produce Soliris on a routine basis, and we believe they have the capacity to meet our current and future commercial and clinical needs.

If the contractor under review is unable to release certain lots of product to us for sale in the European Union, it may be necessary to dispose of the inventory. The contractor has informed us that it is actively developing a plan to resume manufacturing, release and shipment of product. We have identified all inventory that may be affected by an adverse decision by the EMEA, and we will not vial finished product for sale in the European Union at this facility until the deficiencies are resolved favorably, if ever. We have a total of approximately $11,000 of inventory that has been vialed by the contract manufacturer which could be at risk of disposal or expiry. We continue to evaluate the situation, and at this time we can not estimate whether and to what extent a loss on this inventory is probable.

Other Events

In April and May 2009, we issued an aggregate of 5,644 shares of our common stock in exchange for $87,304 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain note holders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The note holders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, we recorded a non-cash expense of $3,395 for the fair value of the additional shares over the stated conversion rate. As of June 30, 2009, $9,918 of the principal amount of convertible notes remains outstanding.

On June 30, 2009, we amended our mortgage loan agreement to permit the prepayment of the mortgage loan without penalty. The original terms of the mortgage loan permitted prepayment at any time after July 11, 2009, and each prepayment would be subject to a prepayment penalty.

The amendment to the mortgage loan permits prepayment at any time after June 30, 2009 and without penalty if prepaid prior to January 5, 2010, provided no event of default exists. As described in the amendment, Alexion expects to prepay $5,000 in principal on the first business day of each month, commencing July 1, 2009 through December 1, 2009, and make a final payment of $14,000 on or prior to January 5, 2010. Alexion may

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

prepay the entire mortgage loan at any time prior to January 5, 2010 without penalty. If Alexion does not prepay the entire principal balance on or prior to January 5, 2010, any prepayment made after such date must be accompanied by the prepayment penalty set forth in the mortgage loan agreement. In July 2009, we prepaid $5,000 of the principal balance of the mortgage loan, without penalty, resulting in an outstanding principal balance of $39,000. Because we intend to prepay this loan within the next twelve months, the full amount has been reclassified to current liabilities.

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

Results of Operations

Revenues

Net product sales

The following table summarizes product revenue for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Increase / (Decrease) $ Change	Six months ended June 30,		Increase / (Decrease) $ Change
	2009	2008		2009	2008
Net product sales	$92,256	$59,559	$32,697	$173,523	$105,105	$68,418

The increase in revenue for the three and six month periods ended June 30, 2009, as compared to the same period in 2008, was due to an increased number of patients treated with Soliris. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional countries.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cost of sales

Cost of sales was $10,313 and $7,142, for the three months ended June 30, 2009 and 2008, respectively and $20,272 and $12,606, for the six months ended June 30, 2009 and 2008, respectively. Cost of sales as a percentage of net product revenue was 11.2% and 12.0% for the three months ended June 30, 2009 and 2008 and 11.7% and 12.0% for the six months ended June 30, 2009 and 2008, respectively. Cost of sales includes manufacturing costs, as well as royalty expenses associated with sales of Soliris.

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

The following table provides information regarding research and development expenses:

	Three months ended June 30,		$ Variance	Six months ended June 30,		$ Variance
	2009	2008		2009	2008
Clinical development	$5,255	$6,581	$(1,326)	$10,430	$11,632	$(1,202)
Product development	2,169	2,090	79	4,649	3,677	972
Discovery research	452	287	165	736	564	172

Total external direct expenses	7,876	8,958	(1,082)	15,815	15,873	(58)

Payroll and benefits	8,309	6,083	2,226	17,244	12,922	4,322
Operating and occupancy	1,190	961	229	2,506	1,990	516
Depreciation and amortization	913	823	90	1,812	1,649	163

Total other R&D expenses	10,412	7,867	2,545	21,562	16,561	5,001

Research and development expense	$18,288	$16,825	$1,463	$37,377	$32,434	$4,943

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

For the three months ended June 30, 2009, the increase in research and development expense of $1,463, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $2,226 in research and development payroll and benefit expense related primarily to product development activities at our production facility in Smithfield RI.

•

Decrease of $1,326 in non-labor clinical development related primarily to $2,947 in decreased spending on our Soliris for PNH program, offset by a $1,654 increase in spending for other indications for Soliris (see table below).

For the six months ended June 30, 2009, the increase in research and development expense of $4,944, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $4,322 in research and development payroll and benefit expense related primarily to product development activities at our production facility in Smithfield RI.

•	Increase of $972 in non-labor product development related primarily to increases in manufacturing development activities at our production facility in Smithfield RI.

•

Decrease of $1,202 in non-labor clinical development primarily due to $4,306 in decreased spending on our Soliris for PNH program, offset by a $3,343 increase in spending for other indications for Soliris (see table below).

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
External direct expenses
Soliris: PNH program	$1,869	$4,816	$3,996	$8,302
Soliris: non-PNH programs	2,114	460	4,308	965
CD200 program	303	289	584	349
Unallocated	969	1,016	1,542	2,016

	$5,255	$6,581	$10,430	$11,632

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

The successful development of our drug candidates is uncertain and subject to a number of risks. A large portion of our annual expenses relates to commercialization of Soliris and general and administrative costs. We may not have or be able to raise the necessary capital to support both the commercialization of Soliris as well as each of our development programs through and until commercialization. Further, we cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our other programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to the Risk Factors

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

in this Form 10-Q, including the risk factors set forth under the headings, “If we fail to obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue to complete our product development”, “None of our product candidates except for Soliris has received regulatory approvals”, “Completion of preclinical studies or clinical trials does not guarantee advancement to the next phase of development” and “There are many reasons why drug testing could be delayed or terminated”.

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

The table below provides information regarding selling, general and administrative expenses:

	Three months ended June 30,		$ Variance	Six months ended June 30,		$ Variance
	2009	2008		2009	2008
Selling, general and administrative expense	$42,705	$32,907	$9,798	$79,357	$62,688	$16,669

For the three months ended June 30, 2009, the increase of $9,798 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $4,710 including increased share-based compensation cost of $652. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial teams of $2,978. This increase was also due to increases in payroll and benefits of $1,732 within other operational groups to support our worldwide growth.

•

Increase in non-labor selling, general and administrative expenses of $4,661 was due primarily to increases in marketing and consulting services of $2,491, travel costs of approximately $1,046 and occupancy and depreciation expenses of $1,027 relating to new and expanded office space in Europe, Canada and Australia.

For the six months ended June 30, 2009, the increase of $16,669 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $9,221 including increased share-based compensation cost of $2,080. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial teams of $5,634. This increase was also due to increases in payroll and benefits of $3,560, within other operational groups to support our worldwide growth.

•

Increase in non-labor selling, general and administrative expenses of $6,673 was due primarily to increases in marketing and consulting services of $3,073, travel costs of $1,328 and occupancy and depreciation expenses of $2,184 relating to new and expanded office space in Europe, Canada and Australia.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and short-term marketable securities. Investment income was $184 and $604, for the three months ended, and $487 and $1,371, for the six months ended, June 30, 2009 and 2008, respectively. The decrease was due to lower interest rates during the three and six month periods ended June 30, 2009, as compared to the same period in the prior year.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

We incur interest on our convertible notes, mortgage debt, revolving credit facility, and other debt and capital lease obligations. Our interest expense is net of capitalized interest related to the construction and validation of our Rhode Island manufacturing facility, of $1,154 and $1,092 for the three months ended, and $2,356 and $2,288 for the six months ended, June 30, 2009 and 2008, respectively. Interest expense was $109 and $736, for the three months ended, and $442 and $1,332, for the six months ended, June 30, 2009 and 2008, respectively. The decrease in interest expense was due to the lower principal balance of our convertible notes as a result of the note conversion in October 2008 and exchange in April and May 2009.

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities of our foreign operations. The foreign currency transaction gains (losses) totaled $264 and $(335), for the three months ended, and $(129) and $368, for the six months ended, June 30, 2009 and 2008, respectively. The gain (loss) recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged.

We recorded $3,395 of non-cash debt exchange expense in the three month period ended June 30, 2009 relating to the exchange of 5,644 shares for $87,304 principal amount of our 1.375% Convertible Senior Notes. The expense was recorded based on the fair value of the additional shares provided to the noteholders over the stated conversion rate.

Income Taxes

During the three and six months ended June 30, 2009, we recorded an income tax provision of $1,092 and $1,730, respectively, compared to an income tax benefit of $156 and $246, for the three and six months ended June 30, 2008. The tax provision for the three and six months ended June 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes. The income tax benefit for the three and six months ended June 30, 2008 is attributable to the exchange of research tax credits for cash and the reversal of the valuation allowance against the deferred tax assets of one our foreign subsidiaries.

The Company maintains a valuation allowance against certain U.S. and foreign deferred tax assets as realizability of those assets is uncertain. We will continue to reassess the valuation allowance, on a quarterly basis, for deferred income tax assets. We would consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including: (i) a demonstration of sustained profitability; and (ii) the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. We may release the valuation in the next 2 to 3 quarters; however, the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we are able to achieve during this period, as well as our forecasted profitability. If we determine that the reversal of the valuation reserves in these jurisdictions is appropriate, a significant one-time benefit will be recognized in the period of the reversal, resulting in a significant increase in our reported net income during this period. Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in the period following the release, even though there is no impact on the amount of cash paid for income taxes.

Net Income (Loss)

The Company recorded net income of $16,802 or $0.19 per diluted share and $2,374 or $0.03 per diluted share for the three months ended June 30, 2009 and 2008, respectively. The Company recorded net income of $31,308 or $0.35 per diluted share and a net loss of $1,875 or $0.02 per diluted share for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of June 30, 2009, our consolidated cash and cash equivalents totaled $145,803. The $7,791 increase from December 31, 2008 is primarily related to increased sales and the resulting collection of

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

accounts receivable and proceeds from employee option exercises, offset by investments in our Smithfield, Rhode Island facility, $27,500 in final payments related to technology rights and payment of year-end accruals. Until required for use in the business, we invest our cash reserves in highly-rated money market funds and high quality commercial, corporate and U.S. Government notes in accordance with our investment policy. We do not have any investments in auction rate securities or collateralized debt obligations.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. Substantially all cash equivalents are currently held in a single AAA rated institutional money market fund that participates in the U.S. Department of Treasury’s Temporary Guarantee Program for money market funds. At June 30, 2009, one individual customer accounted for 18.8% of the accounts receivable balance. At June 30, 2008, two individual customers accounted for 24.9% and 22.5% of the accounts receivable balance.

For the three and six month period ended June 30, 2009, one customer accounted for 19.2% and 19.8% of our product sales, respectively. For the three and six month period ended June 30, 2008, one customer accounted for 23.0% and 22.8% of our product sales, respectively.

At June 30, 2009, we have foreign currency forward contracts with notional amounts totaling $175,789. These outstanding foreign currency forward contracts had a net cumulative loss of $3,616. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the negative economic environment.

At June 30, 2009, our working capital was $188,032, compared to $192,683 at December 31, 2008. At June 30, 2009, our current ratio was 2.68, compared to 3.28 at December 31, 2008. The decrease in current ratio relates primarily to the reclassification of the $44,000 mortgage loan from noncurrent to current liabilities due to our intent to prepay the full amount in the next 12 months.

We anticipate that cash generated from operations and our existing available cash, as well as interest and investment income earned on available cash and marketable securities, should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $42,643 and $2,897 for the six months ended June 30, 2009 and 2008, respectively. The change is primarily due to the net income achieved in 2009 versus the net loss achieved in the same period in 2008. The components of cash provided by operating activities for the six months ended June 30, 2009 are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, non-cash debt exchange expense, unrealized currency gain, unrealized hedge gains and stock compensation, of $52,898.

•

Net cash outflow due to changes in operating assets and liabilities of $10,255, primarily relates to increases in accounts receivable and prepaid expenses and other assets of $18,176 and $10,425, respectively, offset by an $11,057 increase in accounts payable and accrued expenses.

During 2009, we expect changes in cash from operations to be highly dependent on sales levels, and the related cash collections, from Soliris. In addition, we expect that cash outflows related to the changes in operating assets will continue to increase related to sales and resulting accounts receivable increases. In the second half of 2009, we also expect to purchase additional inventory from our third party contract manufacturer.

Investing Activities

Net cash used in investing activities was $46,199 and $10,868 for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, the net cash used for investing activities consisted of the following:

•

Additions to property, plant and equipment of $18,325, of which $13,249 was attributable to expenditures related to our Rhode Island manufacturing facility, with the remaining attributable to spending on information technology and facility capital costs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•	Payments of $25,000 and $2,500 related to the final payment for the PDL settlement and OMRF patent purchase agreement, respectively.

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

Through June 30, 2009, we have capitalized $129,624 related to the facility, which includes all costs associated with construction, renovation and upgrades, engineering runs and capitalized interest. Through June 30, 2009, costs incurred in seeking regulatory approval, including engineering runs, was $53,319, and capitalized interest was $11,401. We expect to continue to incur costs related to the validation process through the end of 2009. At such point that we receive regulatory approval, we would cease capitalizing costs into property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $10,655 and $18,652 for the six months ended June 30, 2009 and 2008, respectively. These amounts consisted primarily of proceeds from the issuance of common stock related to the exercise of stock options.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-month period ended December 31, 2008, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” Other than the note exchanges and intended prepayment of our mortgage loan described below, there have been no material changes in our contractual obligations.

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In February 2008, we entered into a Credit Agreement with a financial institution to provide for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, RI. The borrowing base is limited to the lesser of $25,000 or 80% of eligible domestic receivables. Other than letters of credit, at June 30, 2009, we had no outstanding borrowings under the revolving credit facility.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

During the first quarter 2009, we determined that we were not in compliance with a capital expenditure covenant under our working capital revolving credit facility. In May 2009, our lender waived noncompliance, and we amended the credit agreement to modify the covenant. In the second quarter 2009, we determined that we were not in compliance with a negative covenant related to investments in our subsidiaries and intercompany balances. In July 2009, our lender waived noncompliance, and we amended the agreement to modify the negative covenant. Other than letters of credit, we did not borrow under this facility during the first half of 2009.

OMRF Obligation

In February 2008, we agreed to purchase certain patents related to complement-inhibition technology from Oklahoma Medical Research Foundation, or OMRF. We agreed to pay a total of $10,000, plus interest, to OMRF for the rights to the patents. We made payments of $3,000 in February 2008, $4,500 in December 2008 and $2,500 in June 2009. Interest accrued on the unpaid amount at the rate of 50% of the sum of the prime rate plus 1%, per annum.

PDL Obligation

In December 2008, we entered into a definitive license agreement with PDL BioPharma, Inc. for certain claims on its Queen patent portfolio relating to the humanization of antibodies for $25,000. The initial payment of $12,500 was paid in January 2009, with the final payment of $12,500 paid in May 2009. No additional payments are owed by Alexion to PDL under the definitive license agreement in respect of Soliris sales for any indication.

Convertible Notes

As of June 30, 2009, we held $9,918 principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes. We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year, beginning August 1, 2005. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The convertible notes payable do not contain covenants related to our financial performance.

In April and May 2009, we issued an aggregate of 5,644 shares of our common stock in exchange for $87,304 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain note holders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The note holders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, we recorded the non-cash expense of $3,395 for the fair value of the additional shares over the stated conversion rate.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

As of June 30, 2009, the market value of the 1.375% Notes, based on quoted market prices, was estimated at $25,943. The $185,163 decrease in fair value from December 31, 2008 is primarily attributable to the exchange of $87,304 principal amount of the notes for 5,644 shares of common stock during the first half of 2009.

Mortgage Loan

We have a mortgage loan for the purchase and construction of our manufacturing facility in Smithfield, Rhode Island. As of June 30, 2009, $44,000 of the mortgage loan was outstanding. The mortgage loan bears interest at a fixed annual rate of 9.12%. The loan principal is required to be repaid in equal monthly installments of $489, starting March 2010 and until August 2017, at which time all outstanding balances are due. The loan is collateralized by the assets of our Smithfield, RI manufacturing facility. As of June 30, 2009, the estimated fair value of the mortgage loan is $45,302.

On June 30, 2009, we amended the mortgage loan agreement to permit the prepayment of the loan without penalty. The original terms of the mortgage loan permitted prepayment at any time after July 11, 2009 and each prepayment would be subject to a prepayment penalty. The amendment to the mortgage loan permits prepayment at any time after June 30, 2009 and without penalty if prepaid prior to January 5, 2010, provided no event of default exists. Alexion expects to prepay $5,000 in principal on the first business day of each month, commencing July 1, 2009 through December 1, 2009, and make a final payment of $14,000 on or prior to January 5, 2010. Alexion may prepay the entire mortgage loan at any time prior to January 5, 2010 without penalty. If Alexion does not prepay the entire principal balance on or prior to January 5, 2010, any prepayment made after such date must be accompanied by the prepayment penalty set forth in the mortgage loan agreement. In July 2009, we prepaid $5,000 of the principal balance of the mortgage loan, without penalty, resulting in an outstanding balance of $39,000.

As a condition of the loan, we are required to maintain restricted cash accounts. These accounts must maintain certain operating escrow balances. At June 30, 2009, the balance of restricted cash was $753.

The mortgage loan does not contain covenants related to our financial performance.

Lonza Agreement

We have a supply agreement with Lonza Sales AG relating to the manufacture of Soliris, which requires payments to Lonza at the inception of the contract and as product is manufactured. We are required to prepay certain amounts related to the production of Soliris, which are reflected as prepaid manufacturing costs. Once we take title to the inventory produced by Lonza, the amounts are reclassified into inventory. On an ongoing basis, we evaluate our plans to proceed with production of Soliris by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the status of our Smithfield, Rhode Island manufacturing facility. Under an existing arrangement with Lonza, we expect to pay Lonza a royalty on net sales of Soliris manufactured at our Rhode Island facility.

We have agreed to purchase certain minimum quantities of product from Lonza under our existing arrangements. If we terminate the Lonza Agreement without cause, we will be required to pay for batches of product scheduled for manufacture under our arrangement.

MRC Agreement

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Alexion fails to perform its obligations under the agreement and such failure is not remedied within three months after delivery of notice. Under the agreement, Alexion has agreed to (a) make royalty payments with respect to sales of licensed products, (b) promote the sale of Soliris of good marketable quality, and (c) use reasonable endeavors to meet market demand for licensed products.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Market Risk

As of June 30, 2009, we held substantially all of our cash equivalents in money market funds with original maturity dates of three months or less.

Our outstanding long-term liabilities as of June 30, 2009 included our $9,918, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes. As of June 30, 2009, the market value of our $9,918 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $25,943.

In July 2006, we borrowed $26,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. In July 2007, we amended the mortgage loan agreement to increase the loan amount by $18,000, resulting in an aggregate principal balance of $44,000. We repaid $5,000 in July 2009 and expect to prepay the remaining balance by January 5, 2010. From the effective date of the amendment, the mortgage loan bears interest at a fixed annual rate of 9.12%. Accordingly, any changes in the interest rate will not impact our financial statements. As of June 30, 2009, the estimated fair value of the mortgage loan is $45,302.

In February 2008, we entered into a revolving credit facility with a financial institution and may borrow up to $25,000. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on Alexion’s liquidity (as calculated in accordance with the agreement). We do not expect changes in interest rates related to our revolving credit facility to have a material effect on our financial statements.

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

We currently have two programs related to our foreign currency exposure, 1) a program to limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet and 2) a program to hedge a portion of our forecasted product sales to mitigate fluctuations in foreign exchange rates. Both programs utilize forward foreign exchange contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.

As of June 30, 2009, we had foreign currency forward contracts with notional amounts totaling $175,789, of which $122,047 qualified for hedge accounting under FAS 133. As of June 30, 2009, our outstanding foreign currency forward contracts had a cumulative net loss of $3,616.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these forward contracts is a multinational commercial bank. The Company believes the risk of counterparty nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the negative economic environment.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

As of June 30, 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris, which was approved in the United States and in Europe in March 2007 and June 2007, respectively, for the treatment of PNH. If we are unable to increase sales of Soliris in the United States and Europe and commercialize Soliris in additional countries or if we are significantly delayed or limited in doing so, our business will be materially harmed.

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

We obtained marketing approval for Soliris in Europe in June 2007 however such approval did not automatically authorize us to commence commercial sales in every country in the European Union. We continue discussions with appropriate authorities in different countries in Europe so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We have submitted applications for marketing authorization in countries outside the European Union and have received approval in Canada in January 2009 and Australia in February 2009. We cannot guarantee that reimbursement and other discussions and processes will be concluded successfully or on a timely basis and, as a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced. If we are not successful in increasing sales of Soliris in the United States and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business will be materially harmed and we may need to significantly curtail operations.

Because the target patient population of Soliris for the treatment of PNH is small and has not been definitively determined, we must be able to successfully identify PNH patients and achieve a significant market share in order to achieve or maintain profitability.

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

In the United States, we sell Soliris to distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors and they do not set or determine demand for Soliris. For the three months ended June 30, 2009, our single largest customer, Amerisource Bergen, accounted for 19.2% of our Soliris net product sales, and our three largest customers accounted for approximately 34.3% of our net product sales. As of June 30, 2009, one individual customer accounted for 18.8% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

ALEXION PHARMACEUTICALS, INC.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris ourselves in the United States and through our subsidiaries in Europe, but have only limited experience thus far with marketing, sales or distribution of drug products. We have established commercial capabilities in the United States and in Europe. If we are unable to establish and/or expand the capabilities to sell, market and distribute Soliris, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need in the United States and in Europe to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

Inability to contract with third-party manufacturers and other third parties on commercially reasonable terms, or failure or delay by us or , our third-party manufacturers, in manufacturing or other third party providers to manufacture and provide other services with respect to our drug products in the volumes and quality required, would have a material adverse effect on our business.

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

ALEXION PHARMACEUTICALS, INC.

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

We currently have no experience or capacity for manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We depend on a single manufacturer for commercial supply of Soliris. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. However, that plant is not currently approved by the FDA or other regulatory agencies to manufacture Soliris. We expect that it will be at least 2010 before product from the plant is approved for commercial sale in the United States. We have no experience in developing commercial-scale manufacturing similar to anticipated production in Smithfield, Rhode Island. We can provide no assurance that we will be able to develop the Smithfield, Rhode Island site into a plant capable of manufacturing our drug products under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Smithfield, Rhode Island will be subject to FDA inspection and approval before we can begin sales of Soliris or other drug products manufactured in this facility, and we will continue to be subject to ongoing FDA inspections thereafter. Our Smithfield, Rhode Island plant will also be subject to European regulatory inspection and approval before we can sell Soliris or any other drug product in Europe that is manufactured in this facility and we will continue to be subject to ongoing European regulatory inspection thereafter.

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

In addition to depending on a single manufacturer for commercial supply of Soliris, we also depend on a few outside vendors for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We do not have control over a third-party manufacturer’s, vialer’s or any other third party provider’s compliance with the rules and regulations of the FDA, EMEA or any other applicable regulations or standards. Any difficulties or delays in our third party manufacturing and supply of Soliris and other product candidates, or any failure of our third party providers to maintain compliance with the applicable regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

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

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We may not be able to generate sufficient revenues to achieve continued profitability in any subsequent quarters. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. Because we have only limited experience thus far with marketing, sales and distribution of Soliris, we have limited insight into the trends that may emerge and affect us. We may make errors in predicting and reacting to relevant business trends, which could harm our business. As of December 31, 2008, we had an accumulated deficit of approximately $696,000. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States during April 2007 and began commercial sales in Europe during the fourth quarter of 2007. We cannot guarantee that we will be successful in marketing and selling Soliris in countries or regions where we have obtained marketing approval, including the United States and Europe, on a continued basis, and we do not know when we will have Soliris available for sale in other countries and regions, if ever. All of our other product candidates are still in the early stages of research and development. We will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. Our future profitability depends on our ability to successfully market Soliris in the United States and Europe, on receiving regulatory, pricing, coverage, and reimbursement approvals of Soliris in other countries and regions, our ability to successfully market Soliris in other countries and regions, and our ability to successfully manufacture and commercialize our drug candidates. The extent and the timing of our future losses and our profitability are highly uncertain.

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

We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Canada, Latin America and Asia-Pacific, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.

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

ALEXION PHARMACEUTICALS, INC.

We are significantly leveraged.

On June 30, 2009, we had outstanding $9,918 principal amount of 1.375% convertible senior notes which will mature on February 1, 2012. Our subsidiary Alexion Manufacturing borrowed $44,000 to finance the purchase and construction of our Smithfield, Rhode Island manufacturing facility. The loan is guaranteed by us and bears a fixed annual rate of 9.12%. The loan principal is required to be repaid in equal monthly installments of $489, starting March 2010 and until August 2017, at which time all outstanding balances are due. In June 2009, Alexion Manufacturing amended the mortgage loan to permit prepayment of the entire principal amount over six months and without penalty. We are party to a revolving credit facility with Bank of America and may borrow up to $25,000, with up to a $5,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of our assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, Rhode Island. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on our liquidity (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect and (B) the Federal Funds Rate then in effect plus 0.50%, plus 0% to 0.25% depending on our liquidity (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 28, 2011, the maturity date.

Our 1.375% convertible senior notes, the mortgage loan, and the revolving credit facility, remain outstanding or available, and the degree to which we are leveraged could, among other things:

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

Healthcare reform measures could adversely affect our business.

The United States government and governments in foreign countries have shown significant interest in pursuing healthcare reform in order to reduce costs of healthcare. Any government-adopted reform measures could adversely impact the pricing of Soliris or the amount of reimbursement available for Soliris from governmental agencies or other third-party payors. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, policies of the administration or new healthcare legislation passed by Congress, or other changes in policy in the United States or in foreign countries. While we cannot predict what, if any, legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

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

Item 4.	Submission of Matters to a Vote of Security Holders

1. At our 2009 Annual Meeting of Stockholders held on May 13, 2009, the stockholders voted to elect the following directors by the votes indicated:

	For	Against or Withheld	Abstaining

Leonard Bell	65,286,070	2,859,246	—
Max Link	61,044,099	7,101,817	—
Joseph A. Madri	47,469,383	20,676,533	—
Larry L. Mathis	65,086,640	3,059,276	—
R. Douglas Norby	64,997,720	3,148,196	—
Alvin S. Parven	67,766,438	379,478	—
Ruedi E. Waeger	67,772,711	373,205	—

2. The stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, by the following votes:

For	Against	Abstain

68,118,260	24,207	3,449

Item 6.	EXHIBITS

(a) Exhibits

10.1 Amendment to Loan and Security Agreement dated as of July 11, 2006, by and between Alexion Manufacturing LLC, as borrower, Alexion Pharmaceuticals, Inc., as guarantor, and iStar Tara LLC, as lender (incorporated by reference to our Report on Form 8-K filed on July 1, 2009)

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

ALEXION PHARMACEUTICALS, INC.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: July 24, 2009	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: July 24, 2009	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer
(principal financial officer)