Form 10-Q
period 2009-09-30
ALEXION PHARMACEUTICALS INC
filed 2009-11-05
CIK 899866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (§ 232.404 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act)    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	88,566,016
Class	Outstanding at November 2, 2009

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$165,295	$138,012
Restricted cash	487	—
Trade accounts receivable, net	109,455	74,476
Inventories	40,999	49,821
Deferred tax assets	982	972
Prepaid expenses and other current assets	14,926	13,820

Total current assets	332,144	277,101

Property, plant and equipment, net	162,221	139,885
Intangible assets, net	29,247	32,325
Goodwill, net	19,954	19,954
Restricted cash	1,087	1,699
Deferred tax assets	5,012	3,397
Other assets	2,341	3,190

Total assets	$552,006	$477,551

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,117	$8,655
Accrued expenses	68,400	46,200
Deferred revenue	3,283	1,128
License payable	—	25,000
Deferred tax liabilities	651	639
Current debt obligations	20,000	2,500
Current portion of capital lease obligations	494	296

Total current liabilities	107,945	84,418

Capital lease obligations, less current portion	496	203
Mortgage loan, less current portion	—	44,000
Convertible notes	9,918	97,222
Deferred tax liabilities	924	906
Other liabilities	5,485	3,801

Total liabilities	124,768	230,550

Commitments and contingencies (Notes 4 and 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 88,550 and 81,418 shares issued at September 30, 2009 and December 31, 2008, respectively	5	5
Additional paid-in capital	1,078,638	941,439
Treasury stock, at cost, 96 and 57 shares, respectively	(2,676)	(1,260)
Accumulated other comprehensive income (loss)	(10,637)	2,947
Accumulated deficit	(638,092)	(696,130)

Total stockholders’ equity	427,238	247,001

Total liabilities and stockholders’ equity	$552,006	$477,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Net product sales	$102,628	$76,500	$276,151	$181,605
Contract research revenues	—	—	—	95

Total revenues	102,628	76,500	276,151	181,700

Cost of sales	11,895	8,948	32,167	21,554

Operating expenses:
Research and development	21,323	14,874	58,700	47,306
Selling, general and administrative	41,523	32,064	120,880	94,754

Total operating expenses	62,846	46,938	179,580	142,060

Operating income	27,887	20,614	64,404	18,086

Other income and expense:
Investment income	125	690	612	2,071
Interest expense	(80)	(634)	(522)	(1,975)
Foreign currency loss	(250)	(566)	(379)	(200)
Debt exchange expense	—	—	(3,395)	—

Income before income taxes	27,682	20,104	60,720	17,982

Income tax provision	951	415	2,681	169

Net income	$26,731	$19,689	$58,039	$17,813

Net income per share
Basic	$0.31	$0.26	$0.69	$0.24

Diluted	$0.29	$0.23	$0.65	$0.22

Shares used in computing net income per share
Basic	87,447	76,658	84,464	75,794

Diluted	90,946	89,843	90,246	88,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income	$58,039	$17,813
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,935	5,529
Share-based compensation expense	21,853	17,881
Non-cash debt exchange expense	3,395	—
Unrealized foreign currency gain	(3,057)	—
Unrealized loss on forward contracts	1,673	—
Loss on disposal of property, plant and equipment	108	44
Changes in operating assets and liabilities:
Accounts receivable	(30,886)	(26,125)
Inventories	9,809	(15,980)
Prepaid expenses and other assets	(8,008)	(2,148)
Accounts payable and accrued expenses	17,493	22,879
Deferred revenue	2,044	2,456

Net cash flows from operating activities	81,398	22,349

Cash flows from investing activities:
Proceeds from maturity or sale of marketable securities	—	8,733
Purchases of property, plant and equipment	(26,105)	(27,180)
Purchase of technology rights	(27,740)	(3,000)
Release of restricted cash	132	406

Net cash flows from investing activities	(53,713)	(21,041)

Cash flows from financing activities:
Payments under capital lease obligations	(221)	(202)
Payments on mortgage loan	(24,000)	—
Debt issuance costs	—	(312)
Net proceeds from exercise of employee stock options	22,533	28,018

Net cash flows from financing activities	(1,688)	27,504

Effect of exchange rate changes on cash	1,286	17
Net change in cash and cash equivalents	27,283	28,829
Cash and cash equivalents at beginning of period	138,012	95,321

Cash and cash equivalents at end of period	$165,295	$124,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of September 30, 2009 and the results of our operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

We have evaluated subsequent events through November 4, 2009. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

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

We record estimated rebates payable under governmental programs, including Medicaid and programs in Europe, as a reduction of revenue at the time product sales are recorded. Our calculations related to these rebate accruals require estimates, including estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months. Upon reconciliation of government reporting to our sales records, we revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We record the effective portion of our cash flow hedges to revenue in the period in which the derivative contract is settled.

4. Royalties

Our cost of sales for the three and nine months ended September 30, 2009 and 2008 includes royalties to third parties related to the sale and commercial manufacture of Soliris. We estimate our royalty obligations based on existing contractual obligations and our assessment of estimated royalties owed to other third parties. These estimates may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation or settlement of claims, we may reassess these estimates, resulting in adjustments to cost of sales.

5. Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the average cost method.

The following table summarizes the components of our inventories:

	September 30, 2009	December 31, 2008
Raw materials	$2,595	$3,805
Work-in-process	5,257	27,017
Finished goods	33,147	18,999

	$40,999	$49,821

We have recorded approximately $10,476 of pre-approval inventory within property, plant and equipment. We will reclassify amounts to inventory in the period in which we have obtained regulatory approval and such inventory can be available for commercial sale.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Two third party contractors provide vialing services for Soliris. In July 2009, we became aware that one of the vialers is undergoing regulatory review by the European Medicines Evaluation Agency, or EMEA to address deficiencies at its facility. We do not believe that this situation, even if resolved adversely, will result in a constraint on our ability to satisfy demand for Soliris supply. We believe we hold sufficient Soliris inventory to satisfy patient needs for commercial and clinical Soliris for the foreseeable future. Further, our second vialer continues to produce Soliris on a routine basis, and we believe they have the capacity to meet our current and future commercial and clinical needs.

If the contractor under review is unable to release certain lots of product to us for sale, it may be necessary to dispose of the inventory. As previously disclosed, the contractor informed us that it is actively developing a plan to resume manufacturing, release and shipment of product. During the three months ended September 30, 2009, approximately $8,100 of inventory vialed by the contract manufacturer was released to us for sale, however, approximately $2,900 of inventory remains at risk of disposal or expiry if the situation is resolved adversely. We continue to evaluate the situation, and at this time we can not estimate whether and to what extent a loss on this inventory is probable.

6. Comprehensive Income

The following table summarizes components of our comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$26,731	$19,689	$58,039	$17,813
Defined benefit pension plan activity	—	—	—	(245)

Unrealized gains (losses) on hedge contracts	(5,525)	6,861	(14,039)	6,861
Foreign currency translation adjustment	296	(294)	455	(1,649)

Comprehensive income	$21,502	$26,256	$44,455	$22,780

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

7. Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., or AAT, to consolidate certain functions and operations, including the termination of all AAT personnel, closure of AAT facilities, and impairment of equipment in that facility. These costs were recognized as liabilities during the year ended December 31, 2006. The following table summarizes the activity recorded during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Accrual balance, beginning of period	$596	$763
Revision of estimate	54	—
Payments and other settlements	(181)	(124)

Accrual balance, end of period	$469	$639

We remain obligated for lease payments through 2012. In September 2007, we signed a sub-lease for the AAT facility, which provides for sub-lease payments through the term of the lease, or 2012. The accrual for restructuring activities reflects the present value of lease obligations, reduced by estimated sub-lease income.

8. Debt

In April and May 2009, we issued an aggregate of 5,644 shares of our common stock in exchange for $87,304 principal amount of our 1.375% Convertible Senior Notes due 2012 owned by certain note holders. The issuance of the shares was made solely in exchange of the notes pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 3(a)(9) of such Act. We did not receive any cash proceeds as a result of the exchange, and the notes were retired and cancelled. The note holders received shares from the exchange in excess of the amount that they would have received pursuant to their conversion rights under the notes. In the second quarter of 2009, we recorded a non-cash expense of $3,395 for the fair value of the additional shares over the stated conversion rate. As of September 30, 2009, $9,918 of the convertible notes remains outstanding, and the fair value, based on quoted market prices, was estimated at $27,901.

On June 30, 2009, we amended our mortgage loan agreement to permit the prepayment of the mortgage loan without penalty. The mortgage loan accrued interest at a rate of 9.12% per annum. Through September 30, 2009, we prepaid $24,000 of the principal balance of the mortgage loan, without penalty, resulting in an outstanding principal balance of $20,000. In October 2009, we prepaid in full the remaining $20,000 balance of the mortgage loan.

In the second quarter 2009, we determined that we were not in compliance with a negative covenant relating to investments in subsidiaries under our revolving credit facility. In July 2009, our lender waived non-compliance, and we amended the credit agreement to modify the negative covenant.

In September 2009, we amended the credit agreement to modify other financial, non-financial and negative covenants. The covenants were modified to address the Company’s expanding operations since the credit agreement was originally executed in early 2008.

9. Earnings (Loss) Per Common Share

Basic earnings per share (EPS) are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income (loss) is adjusted for the after-tax amount of interest and deferred financing costs associated with our convertible debt, and the denominator reflects the potential dilution that could occur, if options, unvested restricted stock or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$26,731	$19,689	$58,039	$17,813
Effect of dilutive securities:
Interest expense and debt fee amortization related to our 1.375% convertible senior notes	11	528	287	1,694

Net income—diluted	26,742	20,217	58,326	19,507

Shares used in computing net income per common share—basic	87,447	76,658	84,464	75,794
Effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	631	9,538	3,073	9,538
Stock options	2,449	3,032	2,342	2,953
Unvested restricted stock	419	615	367	512

Dilutive potential common shares	3,499	13,185	5,782	13,003

Shares used in computing net income per common share—diluted	90,946	89,843	90,246	88,797

Net income per share:
Basic	$0.31	$0.26	$0.69	$0.24
Diluted	$0.29	$0.23	$0.65	$0.22

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and nine months ended September 30, 2009 and 2008 because their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options to purchase common stock	2,024	1,217	2,442	1,526
Unvested restricted stock	19	13	28	68

	2,043	1,230	2,470	1,594

10. Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for disclosures about derivative instruments and hedging activities, which requires entities to provide enhanced disclosures about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted the provisions of the guidance during the three month period ended March 31, 2009.

The authoritative guidance establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these as either assets or liabilities on the balance sheet and measure them at fair value. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

All hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows to be a qualifying hedge. The effectiveness of the qualifying hedge contract is assessed quarterly. We record the fair value of our hedges in other current assets and other current liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, the effective amount is reclassified into revenue. Any ineffective portion of the gains or losses resulting from changes in fair value, if any, is reported in other income or other expense.

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

We enter into foreign exchange contracts, with durations of up to 18 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. As of September 30, 2009, we have open contracts with notional amounts totaling $141,798 that qualified for hedge accounting.

We enter into foreign exchange contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. These derivative instruments do not qualify for hedge accounting under the guidance; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2009, the notional settlement amount of forward foreign exchange contracts relating to monetary assets and liabilities was $57,214.

The following table summarizes the Company’s fair value of outstanding derivatives at September 30, 2009:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Foreign exchange contracts	Other current assets	$5	Accrued expenses	$9,208

Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other current assets	306	Accrued expenses	1,497

Total Derivatives		$311		$10,705

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2009, are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Foreign Exchange Contracts	2009	2009
Gain (loss) recognized in OCI	$(5,525)	$(14,039)
Gain (loss) reclassified from OCI to net product sales (Effective portion)	$444	$6,940
Gain (loss) reclassified from OCI to other income and expense (Ineffective portion)	$270	$482

Assuming no change in foreign currency rates from market rates at September 30, 2009, $8,848 of the loss recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We recognized a gain(loss) of $(2,096) and $1,976, in other income(expense), for the three months ended September 30, 2009 and 2008, respectively, and $(5,045) and $1,862, for the nine months ended September 30, 2009 and 2008, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

11. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$2,108	$1,200	$6,163	$4,355
Selling, general and administrative	4,871	4,790	15,690	13,526

	$6,979	$5,990	$21,853	$17,881

The following table summarizes the stock-based compensation capitalized to inventory and fixed assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense capitalized to inventory	$435	$312	$1,004	$839
Stock-based compensation expense capitalized to fixed assets	$202	$481	$854	$1,250

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

12. Fair Value Measurement

The table below presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2009
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$107,162	$—	$107,162	$—

Other assets	Foreign exchange contracts	$311	$—	$311	$—

Accrued expenses	Foreign exchange contracts	$10,705	$—	$10,705	$—

As of September 30, 2009, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

13. Income Taxes

Despite achieving profitability, we continue to maintain a full valuation allowance against substantially all U.S. and certain foreign deferred tax assets where realization of those assets remains uncertain. Accordingly, we have not reported any tax benefit relating to the remaining net operating loss carryforwards (NOLs) and income tax credit carryforwards that will be utilized in future periods in these jurisdictions.

We will continue to reassess the need for a valuation allowance on a quarterly basis. We would consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including a demonstration of sustained profitability and the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration. If we determine that the reversal of the valuation reserves in these jurisdictions is appropriate, a substantial, one-time, non-cash, income tax benefit will be recognized in the period of the reversal. Such release of valuation allowance on our U.S. deferred tax assets could occur in whole, or part, in the near-term; however, the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we achieve, as well as our forecasted profitability. The total deferred tax asset balance subject to valuation allowance was approximately $268,000 at December 31, 2008.

During the three and nine months ended September 30, 2009, we recorded an income tax provision of $951 and $2,681, respectively, compared to an income tax provision of $415 and $169, for the three and nine months ended September 30, 2008. The tax provision for the three and nine months ended September 30, 2009 is principally attributable to entities in certain foreign jurisdictions that reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes. The tax provision for the three and nine months ended September 30, 2008 was principally attributable to entities in certain foreign jurisdictions who reported profitability during the period.

14. Employee Benefit Plans

Defined Contribution Plans

We have two qualified 401(k) plans covering all eligible U.S. employees. Under the plans, employees may contribute up to the statutory allowable amount for any calendar year. For the three months ended September 30, 2009 and 2008, we recorded matching contributions of approximately $371 and $322, respectively. For the nine months ended September 30, 2009 and 2008, we recorded matching contributions of approximately $1,221 and $1,055, respectively.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Defined Benefit Plan

We maintain a defined benefit plan for employees in Switzerland. The assets of the funded plan are held independently of our assets in a legally distinct and independent collective trust fund which serves various unrelated employers. Annually, the plan is valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. For the three months ended September 30, 2009 and 2008, we recorded net periodic benefit costs of $71 and $39, respectively. For the nine months ended September 30, 2009 and 2008, we recorded net periodic benefit costs of $203 and $120 respectively.

15. Recently Issued Accounting Pronouncements

On July 1, 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of the guidance for the quarter ended June 30, 2009. The adoption of the guidance did not have a material effect on our consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab), for its approved indications and any future indications, timing and effect of sales of Soliris in various markets worldwide, level of future Soliris sales and collections, costs, expenses and capital requirements, cash outflows, cash from operations, impact of interest rate changes on our outstanding obligations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, potential clinical trials of our product candidates for new indications, status of our ongoing clinical trials, commencement dates for new clinical trials, evaluation of our clinical trial results by regulatory agencies in other countries, prospects for regulatory approval in other countries, the need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, estimates of the capacity and ability of Alexion and third parties to provide manufacturing, product finishing, vial filling, packaging and other services to support Soliris and our product candidates, assessment of our ability to satisfy customer demand for Soliris if the inventory held by our finished vial contractor is not released for sale, costs relating to the validation process at the Rhode Island facility, timing for submission of sBLA for commercial production of eculizumab at the Rhode Island facility, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, potential for release of tax valuation allowances, and the effect of shifting currency exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney and neurologic diseases, transplant rejection, cancer and autoimmune disorders. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

In April 2009 and August 2009, the FDA and E.C. granted Soliris Orphan Drug Designation for the treatment of patients with atypical Hemolytic Uremic Syndrome, or aHUS, an ultra-rare, inherited, and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease or failure. Alexion is currently enrolling patients in four clinical studies of Soliris as an investigational treatment for adolescent and adult patients with aHUS.

Clinical

We are focusing our research and development efforts on the use of eculizumab as a treatment for patients with other rare and severe complement-mediated conditions, including kidney diseases, transplant rejection and other severe chronic disorders. We are particularly focusing our development efforts in two lead development areas: nephrology and transplant.

Nephrology

We are currently engaged in four clinical studies to investigate the use of eculizumab as a treatment for patients with aHUS, a disease in which the lack of naturally occurring complement inhibitors can cause life-threatening kidney damage. We are also aware that an investigator-initiated trial of eculizumab is ongoing in patients with dense deposit disease, another ultra-rare and severe kidney disease that can evolve into chronic renal failure, requiring dialysis and renal transplantation.

Transplant

We are aware that independent investigators are evaluating eculizumab in kidney transplant patients at elevated risk of rejection and we are considering initiating controlled clinical trials. We are further considering expansion of development efforts to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs.

Other Eculizumab Development Programs

The FDA authorized our Investigational New Drug Application, or IND, for studying the safety and efficacy of eculizumab in treating myasthenia gravis, a rare autoimmune syndrome characterized by the failure of

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

neuromuscular transmission, and we are currently enrolling patients in this trial. We are also aware that independent investigators are examining the role of eculizumab for the treatment of two additional neurological disorders: multifocal motor neuropathy and neuromyelitis optica. We are also considering clinical development of eculizumab for cold agglutinin disease, an ultra-rare auto-immune hemolytic anemia.

Oncology

The FDA authorized our IND to evaluate the activity of an antibody to the immune regulator CD200 in patients with chronic lymphocytic leukemia, or CLL, an incurable chronic cancer that results from expansion of B-lymphocytes. We continue dosing of CLL patients with anti-CD200, which commenced in the second quarter of 2008, and have begun to screen and enroll patients with multiple myeloma as we expand our anti-CD200 clinical program.

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

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris and development and manufacturing of future products. We submitted a supplemental BLA during the third quarter of 2009 for commercial production of eculizumab at this facility. The EMEA and FDA have commenced their inspections of our Rhode Island manufacturing facility. We also commenced the use of our Rhode Island facility for the production and purification of certain of our product candidates for clinical studies.

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Sales AG, or Lonza, dated December 18, 2002, which has been amended from time to time. This agreement, the Lonza Agreement, relates to the manufacture of eculizumab. An amendment to the Lonza Agreement, dated June 8, 2007, provides for additional production and minimum quantity purchase commitments of Soliris of $30,000 to $35,000 from 2009 through 2013. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we expect to pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Two third party contractors provide vialing services for Soliris. In July 2009, we became aware that one of the vialers is undergoing regulatory review by the EMEA to address deficiencies at its facility. We do not believe that this situation, even if resolved adversely, will result in a constraint on our ability to satisfy demand for Soliris supply. We believe we hold sufficient Soliris inventory to satisfy patient needs for commercial and clinical Soliris for the foreseeable future. Further, our second vialer continues to produce Soliris on a routine basis, and we believe they have the capacity to meet our current and future commercial and clinical needs.

If the contractor under review is unable to release certain lots of product to us for sale, it may be necessary to dispose of the inventory. The contractor has informed us that it is actively developing a plan to resume manufacturing, release and shipment of product. During the three months ended September 30, 2009, approximately $8,100 of inventory vialed by the contract manufacturer was released for sale, however, approximately $2,900 remains at risk of disposal or expiry if the situation is resolved adversely. We continue to evaluate the situation, and at this time we can not estimate whether and to what extent a loss on this inventory is probable.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2008. Under accounting principles generally

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Results of Operations

Revenues

Net product sales

The following table summarizes product revenue for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Increase / (Decrease) $ Change	Nine months ended September 30,		Increase / (Decrease) $ Change
	2009	2008		2009	2008
Net product sales	$102,628	$76,500	$26,128	$276,151	$181,605	$94,546

The increase in revenue for the three and nine months ended September 30, 2009, as compared to the same period in 2008, was due to an increased number of patients treated with Soliris. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional countries.

Cost of sales

Cost of sales was $11,895 and $8,948, for the three months ended September 30, 2009 and 2008, respectively and $32,167 and $21,554, for the nine months ended September 30, 2009 and 2008, respectively. Cost of sales as a percentage of net product revenue was 11.6% and 11.7% for the three months ended September 30, 2009 and 2008 and 11.6% and 11.9% for the nine months ended September 30, 2009 and 2008, respectively. Cost of sales includes manufacturing costs, as well as royalty expenses associated with sales of Soliris.

On a periodic basis and based on events such as the outcome of litigation, we may reassess the estimates of royalties owed to certain third parties. Changes in these estimates could have a material impact on our cost of sales in future periods.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Research and Development

Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs.

We group our research and development expenses into two major categories: external direct expenses and all other R&D expenses.

External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab and other product candidates. Product development costs are those incurred in performing duties related to pre- and post-approval manufacturing development and regulatory functions. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of eculizumab and other product candidates. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.

All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products as well as our discovery research efforts. These costs have not been allocated directly to each program.

The following table provides information regarding research and development expenses:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2009	2008		2009	2008
Clinical development	$6,246	$3,982	$2,264	$16,676	$15,614	$1,062
Product development	2,667	1,668	999	7,316	5,347	1,969
Discovery research	497	359	138	1,233	923	310

Total external direct expenses	9,410	6,009	3,401	25,225	21,884	3,341

Payroll and benefits	9,807	6,844	2,963	27,051	19,761	7,290
Operating and occupancy	1,176	1,048	128	3,682	3,039	643
Depreciation and amortization	930	973	(43)	2,742	2,622	120

Total other R&D expenses	11,913	8,865	3,048	33,475	25,422	8,053

Research and development expense	$21,323	$14,874	$6,449	$58,700	$47,306	$11,394

For the three months ended September 30, 2009, the increase in research and development expense of $6,449, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $2,264 in external clinical development expenses related primarily to an increase in spending for the study of eculizumab for non-PNH indications (see table below).

•

Increase of $2,963 in research and development payroll and benefit expense related primarily to manufacturing and product development activities at our production facility in Smithfield RI and global expansion of staff supporting our expanding number of clinical programs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

For the nine months ended September 30, 2009, the increase in research and development expense of $11,394, as compared to the same period in the prior year, was primarily related to the following:

•

Increase of $7,290 in research and development payroll and benefit expense related primarily to manufacturing and product development activities at our production facility in Smithfield RI and global expansion of staff supporting our expanding number of clinical programs.

•	Increase of $1,969 in external product development expenses related primarily to increases in manufacturing development activities at our production facility in Smithfield RI.

•	Increase of $1,062 in external clinical development expenses related primarily to an increase in spending for the study of eculizumab for non-PNH indications (see table below).

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
External direct expenses
Eculizumab: PNH program	$2,197	$3,007	$6,193	$11,309
Eculizumab: non-PNH programs	3,665	200	7,536	1,165
CD200 program	292	146	876	495
Unallocated	92	629	2,071	2,645

	$6,246	$3,982	$16,676	$15,614

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The table below provides information regarding selling, general and administrative expenses:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2009	2008		2009	2008
Selling, general and administrative expense	$41,523	$32,064	$9,459	$120,880	$94,754	$26,126

For the three months ended September 30, 2009, the increase of $9,459 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $5,590. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial teams of $5,051. This increase was also due to increases in payroll and benefits of $539 within other operational groups to support our worldwide growth.

•

Increase in external selling, general and administrative expenses of $3,869 was due primarily to increases in marketing and consulting services of $1,632, travel costs of $427, occupancy and depreciation expenses of $877 relating to new and expanded office space in Europe, Japan, Canada and Australia and $242 for our patient assistance program.

For the nine months ended September 30, 2009, the increase of $26,126 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $14,782. The increases in these costs were a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial teams of $10,683. This increase was also due to increases in payroll and benefits of $4,099 within other operational groups to support our worldwide growth.

•

Increase in external selling, general and administrative expenses of $11,344 was due primarily to increases in marketing and consulting services of $4,702, travel costs of $1,753 and occupancy and depreciation expenses of $3,061 relating to new and expanded office space in Europe, Japan, Canada and Australia.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and short-term marketable securities. Investment income was $125 and $690, for the three months ended, and $612 and $2,071, for the nine months ended, September 30, 2009 and 2008, respectively. The decreases were due to lower interest rates during the three and nine months ended September 30, 2009, as compared to the same period in the prior year.

We incur interest on our convertible notes, mortgage loan, revolving credit facility and capital lease obligations. Our interest expense is net of capitalized interest related to the construction and validation of our Rhode Island manufacturing facility, of $865 and $1,208 for the three months ended, and $3,221 and $3,496 for the nine months ended, September 30, 2009 and 2008, respectively. Interest expense was $80 and $634, for the three months ended, and $522 and $1,975, for the nine months ended, September 30, 2009 and 2008, respectively. The decrease in interest expense was due to the lower principal balance of our convertible notes as a result of the note conversion in October 2008 and exchange in April and May 2009, as well as prepayment of our mortgage loan during the three months ended September 30, 2009.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $250 and $566, for the three months ended, and $379 and $200, for the nine months ended, September 30, 2009 and 2008, respectively. The loss recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged.

Income Taxes

During the three and nine months ended September 30, 2009, we recorded an income tax provision of $951 and $2,681, respectively, compared to an income tax provision of $415 and $169, for the three and nine months ended September 30, 2008. The tax provision for the three and nine months ended September 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes. The tax provision for the three and nine months ended September 30, 2008 was principally attributable to entities in certain foreign jurisdictions who reported profitability during the period.

The Company maintains a valuation allowance against certain U.S. and foreign deferred tax assets as realizability of those assets is uncertain. We will continue to reassess the need for a valuation allowance on a quarterly basis. We would consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including a demonstration of sustained profitability and the support of internal financial forecasts demonstrating the utilization of the NOLs prior to their expiration.

We may release the valuation allowance on our U.S. deferred tax assets in the near-term; however, the exact timing and the portion of the valuation allowance released are subject to change based on the level of profitability that we achieve, as well as our forecasted profitability. If we determine that the reversal of the valuation reserves in these jurisdictions is appropriate, a substantial, one-time, non-cash, income tax benefit will be recognized in the period of the reversal, resulting in a significant increase in our reported net income during this period. The total deferred tax asset balance subject to valuation allowance was approximately $268,000 at December 31, 2008.

Because we expect our recorded tax rate to increase in subsequent periods following a significant release of the valuation allowance, our net income will be negatively affected in the period following the release, even though there is no impact on the amount of cash paid for income taxes due to our substantial domestic NOL carryforwards.

Net Income (Loss)

The Company recorded net income of $26,731 or $0.29 per diluted share and $19,689 or $0.23 per diluted share for the three months ended September 30, 2009 and 2008, respectively. The Company recorded net income of $58,039 or $0.65 per diluted share and $17,813 or $0.22 per diluted share for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

As of September 30, 2009, our consolidated cash and cash equivalents totaled $165,295. The $27,283 increase from December 31, 2008 is primarily related to increased sales and the resulting collection of accounts receivable and proceeds from employee option exercises, offset by investments in our Smithfield, Rhode Island facility, repayment of our mortgage loan, payment of year-end accruals and $27,500 in final payments related to technology rights. Until required for use in the business, we invest our cash reserves in highly-rated money market funds and high quality commercial, corporate and U.S. Government notes in accordance with our investment policy. We do not have any investments in auction rate securities or collateralized debt obligations.

Financial instruments that potentially expose us to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. Substantially all cash equivalents are currently held in a AAA rated

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

institutional money market fund and highly rated corporate debt securities. At September 30, 2009, one individual customer accounted for 17.8% of the accounts receivable balance. At September 30, 2008, two individual customers accounted for 27.3% and 20.2% of the accounts receivable balance.

For the three and nine months ended September 30, 2009, one customer accounted for 18.9% and 19.6% of our product sales, respectively. For the three and nine months ended September 30, 2008, one customer accounted for 18.5% and 21.6% of our product sales, respectively.

At September 30, 2009, we have foreign currency forward contracts with notional amounts totaling $199,012. These outstanding foreign currency forward contracts had a net cumulative loss of $10,394. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the negative economic environment.

At September 30, 2009, our working capital was $224,199, compared to $192,683 at December 31, 2008. At September 30, 2009, our current ratio was 3.08, compared to 3.28 at December 31, 2008. The decrease in current ratio relates primarily to the reclassification of the $20,000 mortgage loan from noncurrent to current liabilities due to our intent to prepay the full amount in the next 12 months.

We anticipate that cash generated from operations and our existing available cash, as well as interest and investment income earned on available cash and marketable securities, should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

Operating Activities

Net cash provided by operating activities was $81,398 and $22,349 for the nine months ended September 30, 2009 and 2008, respectively. The change is primarily due to the net income achieved in 2009 versus the net income achieved in the same period in 2008. The components of cash provided by operating activities for the nine months ended September 30, 2009 are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, non-cash debt exchange expense, unrealized currency gain, unrealized hedge gains and stock compensation, of $90,946.

•

Net cash outflow due to changes in operating assets and liabilities of $9,548, primarily relates to increases in accounts receivable of $30,886 offset by a $17,493 increase in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $53,713 and $21,041 for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, the net cash used for investing activities consisted of the following:

•

Additions to property, plant and equipment of $26,105, of which $19,607 was attributable to expenditures related to our Rhode Island manufacturing facility, with the remaining attributable to spending on information technology and facility capital costs.

•	Payments of $25,000 and $2,500 related to the final payment for the PDL settlement and OMRF patent purchase agreement, respectively.

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the future commercial production of Soliris and development and manufacturing of future products. Since this date, we have incurred costs related to the construction of the plant to support full-scale commercial manufacturing. We have also capitalized costs related to validation activities, including engineering runs and pre-approval inventory necessary to obtain approval of the facility from government regulators for the production of a commercially approved drug. We will

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

begin depreciating the fixed assets related to the facility when the assets are substantially complete and ready for their intended use, which would occur upon the regulatory approval of the plant for production of commercial quantities of eculizumab. The EMEA and FDA have commenced their inspections of our Rhode Island manufacturing facility.

Through September 30, 2009, we have capitalized $143,253 related to the facility, which includes all costs associated with construction, renovation and upgrades, engineering runs, pre-approval inventory production and capitalized interest. Through September 30, 2009, costs incurred in seeking regulatory approval, including engineering runs and pre-approval inventory production, was $66,084, and capitalized interest was $12,265. We expect to continue to incur costs related to the validation and approval process through the end of 2009 and possibly into 2010.

At such point that we receive regulatory approval, we would cease capitalizing costs into property, plant and equipment. We have recorded approximately $10,476 of pre-approval inventory within property, plant and equipment. We will reclassify amounts to inventory in the period in which we have obtained regulatory approval and such inventory can be available for commercial sale.

Financing Activities

Net cash provided by (used in) financing activities was $(1,688) and $27,504 for the nine months ended September 30, 2009 and 2008, respectively. These amounts consisted primarily of proceeds from the issuance of common stock related to the exercise of stock options. In 2009, this amount was offset by a $24,000 prepayment on mortgage loan.

Borrowings and Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-months ended December 31, 2008, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” Other than the note exchanges and prepayment of our mortgage loan described below, there have been no material changes in our contractual obligations.

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In February 2008, we entered into a Credit Agreement with a financial institution to provide for an available $25,000 revolving credit facility that can be used for working capital requirements and other general corporate purposes. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries, but excluding intellectual property, assets of foreign subsidiaries and assets related to our manufacturing facility in Smithfield, RI. The borrowing base is limited to the lesser of $25,000 or 80% of eligible domestic receivables. We had no outstanding borrowings under the revolving credit facility as of September 30, 2009 other than $5,000 in letters of credit.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

In the second quarter 2009, we determined that we were not in compliance with a negative covenant related to investments in our subsidiaries and intercompany balances under our revolving credit facility. In July 2009, our lender waived noncompliance, and we amended the agreement to modify the negative covenant.

In September 2009, we amended the credit agreement to modify other financial, non-financial and negative covenants. The covenants were modified to address the Company’s expanding operations since the credit agreement was originally executed in early 2008.

Convertible Notes

As of September 30, 2009, we held $9,918 principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes. We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year, beginning August 1, 2005. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The convertible notes payable do not contain covenants related to our financial performance.

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

As of September 30, 2009, the market value of the 1.375% Notes, based on quoted market prices, was estimated at $27,901. The $183,205 decrease in fair value from December 31, 2008 is primarily attributable to the exchange of $87,304 principal amount of the notes for 5,644 shares of common stock during the first half of 2009.

Mortgage Loan

At September 30, 2009 we had a mortgage loan for the purchase and construction of our manufacturing facility in Smithfield, Rhode Island. On June 30, 2009, we amended the mortgage loan agreement to permit the prepayment of the loan without penalty. Through September 30, 2009, we prepaid $24,000 of the principal balance of the mortgage loan, without penalty, resulting in an outstanding balance of $20,000. In October 2009, we prepaid in full the remaining $20,000 balance of the mortgage loan.

Lonza Agreement

We have a supply agreement with Lonza Sales AG relating to the manufacture of Soliris, which requires payments to Lonza at the inception of the contract and as product is manufactured. We are required to prepay certain amounts related to the production of Soliris, which are recorded in prepaid expenses. Once we take title to the inventory produced by Lonza, the amounts are reclassified into inventory. On an ongoing basis, we evaluate our plans to proceed with production of Soliris by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the status of our Smithfield, Rhode Island manufacturing facility. Under an existing arrangement with Lonza, we expect to pay Lonza a royalty on net sales of Soliris manufactured at our Rhode Island facility.

We have agreed to purchase certain minimum quantities of product from Lonza under our existing arrangements. If we terminate the Lonza Agreement without cause, we will be required to pay for batches of product scheduled for manufacture under our arrangement.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Interest Rate Market Risk

As of September 30, 2009, we held substantially all of our cash equivalents in money market funds with original maturity dates of three months or less.

Our outstanding long-term liabilities as of September 30, 2009 included our $9,918, 1.375% Convertible Senior Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes. As of September 30, 2009, the market value of our $9,918 1.375% convertible senior notes due February 1, 2012, based on quoted market prices, was estimated at $27,901.

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

Foreign Exchange Market Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Swiss Franc and Japanese Yen. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, product sales and expenses denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses.

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

As of September 30, 2009, we had foreign currency forward contracts with notional amounts totaling $199,012, of which $141,798 qualified for hedge accounting. As of September 30, 2009, our outstanding foreign currency forward contracts had a cumulative net loss of $10,394.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these forward contracts is a multinational commercial bank. We believe the risk of counterparty nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the negative economic environment.

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

As of September 30, 2009, we evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

ALEXION PHARMACEUTICALS, INC.

Even where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. In the United States, Alexion has financially supported the PNH Fund of the National Organization for Rare Disorders, or NORD, which, among other things, assists patients in accessing treatment for PNH, including Soliris. Organizations such as NORD assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

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

We cannot be certain that Soliris will gain or maintain market acceptance on a country-by-country basis among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for Soliris in the United States, Europe, Australia and Canada, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that our products are safe and therapeutically effective relative to cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of our products, publicity concerning our products or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplants. If Soliris fails to achieve or maintain market acceptance on a country-by-country basis, we may not be able to market and sell it successfully in such countries, which would limit our ability to generate revenue and could harm our overall business.

If we or our manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the Food and Drug Administration, or FDA, other federal and state agencies, and governmental authorities in other countries or group of countries. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. As a condition of approval for marketing our product, governmental authorities may require us to conduct additional clinical trials. For example, in connection with the approval of Soliris in the United States, we have agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab. The FDA can propose to withdraw approval if new clinical data or information shows that a product is not safe for use in an approved indication or determines that such studies are inadequate. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the European Medicines Evaluation Agency, or EMEA, and certain other health

ALEXION PHARMACEUTICALS, INC.

agencies. We, the FDA, the EMEA or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. Each of the EMEA and the FDA commenced their inspections of our Rhode Island manufacturing facility however we cannot sell Soliris manufactured at this facility until receipt of approval from such agencies, which we may never receive. Any third party we would use to manufacture Soliris for sale must also be licensed by applicable regulatory authorities.

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

We have tested Soliris in only a small number of patients. As more patients begin to use Soliris, new risks and side effects, or the rate of such risks or side effects, may be discovered, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of relevant law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH in controlled clinical settings, and expect independent investigators to do so as well. In the event of any new risks or adverse effects discovered as new patients are treated for PNH and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals; we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

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

Some patients treated with Soliris for PNH or other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Neisseria bacteria. Serious cases of Neisseria infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. PNH patients in our TRIUMPH and SHEPHERD trials all received vaccination against Neisseria bacteria prior to first administration of Soliris and all patients who are prescribed Soliris are required by prescribing guidelines to be vaccinated prior to receiving their first dose; however, vaccination does not eliminate all risk of becoming infected with Neisseria bacteria. Some patients treated with Soliris, who had been vaccinated, including patients who have participated in our trials of Soliris for the treatment of PNH and other diseases, have become infected with Neisseria bacteria, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

ALEXION PHARMACEUTICALS, INC.

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

We are currently entirely dependent on a single third party to manufacture commercial quantities of Soliris and our commercialization of Soliris may be stopped, delayed or made less profitable if such third party, or any other supply vendor, fails to provide us with sufficient quantities of Soliris.

Only Lonza Sales AG, or Lonza, is currently capable of manufacturing commercial quantities of Soliris. We will not be capable of manufacturing Soliris for commercial sale, on our own, until such time as we have received the required regulatory approvals for our manufacturing facility in Rhode Island, if ever. Each of the EMEA and FDA have commenced their inspection of our Rhode Island manufacturing facility however we cannot sell Soliris manufactured at this facility until receipt of approval from such agencies. Therefore, we will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale until that time. We cannot be certain that Lonza will be able to perform uninterrupted supply chain services. The failure of Lonza to manufacture appropriate supplies of Soliris, on a timely basis, or at all, may prevent or interrupt the commercialization of Soliris. If Lonza were unable to perform its services for any period, we may incur substantial loss of sales until such time as we are capable of manufacturing a sufficient commercial quantity of Soliris at our manufacturing facility, if ever. If we are forced to find an alternative supplier for Soliris, in addition to loss of sales, we may also incur significant costs in establishing a new arrangement.

In addition to currently depending on a single manufacturer for commercial supply of Soliris, we also depend on a few outside vendors for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We do not have control over any third-party manufacturer’s, vialer’s or other third party provider’s compliance with the rules and regulations of the FDA, EMEA or any other applicable regulations or standards. Any difficulties or delays in our third party manufacturing and supply of Soliris and other product candidates, or any failure of our third party providers to maintain compliance with the applicable regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

ALEXION PHARMACEUTICALS, INC.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors and they do not set or determine demand for Soliris. For the three months ended September 30, 2009, our single largest customer accounted for 18.9% of our Soliris net product sales, and our three largest customers accounted for approximately 34.6% of our net product sales. As of September 30, 2009, one individual customer accounted for 17.8% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

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

Inability to contract with third-party manufacturers and other third parties on commercially reasonable terms, or failure or delay by us our third-party manufacturers or other third party providers to provide services with respect to our drug products in the volumes and quality required, would have a material adverse effect on our business.

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

We currently have no experience or capacity for manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We currently depend on a single manufacturer for commercial supply of Soliris. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. However, that plant is not currently approved by the FDA or other regulatory agencies to manufacture Soliris. Each of the FDA and EMEA have commenced their inspections of the facility but we expect that it will be at least 2010 before product from the plant is approved for commercial sale in the United States and Europe, if ever. We have no experience in developing commercial-scale manufacturing similar to anticipated production in Smithfield, Rhode Island. We can provide no assurance that we will be able to manufacture our drug products at our Smithfield, Rhode Island plant under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Smithfield, Rhode Island is subject to approval by national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in such country or region, and we will continue to be subject to ongoing regulatory inspections thereafter.

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

Both the FDA and the EMEA, have granted orphan drug designation for Soliris in the treatment of PNH, which entitles us to exclusivity for seven years in the United States and for ten years in Europe. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. Other companies have publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes or therapeutic human antibodies from mice that have been bred to include some human antibody genes. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before Alexion for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

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

We may not receive funding when we need it or funding may only be available on unfavorable terms. Financial markets in the U.S., Europe and the rest of the world have been experiencing significant volatility in security prices, substantially diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that we will be able to access credit or equity markets in order to finance our operations in the United States or Europe, grow our operations in any territory, or expand development programs for our product candidates, or that there will not be a further deterioration in financial markets and confidence in economies. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities or future operations. We might have to license our technology to others or relinquish commercialization rights. This could result in sharing revenues that we might otherwise retain for ourselves. Any of these actions would harm our business.

If we fail to recruit and retain personnel, we may not be able to implement our business strategy.

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly Dr. Leonard Bell, M.D., our Chief Executive Officer and a member of our Board of Directors, and Stephen P. Squinto, Ph.D., our Executive Vice President and Head of Research and Development. There is intense competition

ALEXION PHARMACEUTICALS, INC.

in the biopharmaceutical industry for qualified scientific and technical personnel. Since our business is science-oriented and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have employment agreements with Dr. Bell and Dr. Squinto. None of our key personnel is nearing retirement age or to our knowledge, planning to retire. To our knowledge, there is no tension between any of our key personnel and the Board of Directors. If we are unable to retain and recruit highly qualified personnel, our ability to execute our business plan will be materially and adversely affected.

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

ALEXION PHARMACEUTICALS, INC.

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

Our business and marketing methods are also subject to regulation by the governments of the countries in which we operate. The United States Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other countries prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business. We have policies and procedures designed to help ensure that we and our representatives, including our employees, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by our representatives. Failure to comply with the laws and regulations of the countries in which we operate could materially harm our business.

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

The credit and financial market conditions may aggravate certain risks affecting our business.

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

ALEXION PHARMACEUTICALS, INC.

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

ALEXION PHARMACEUTICALS, INC.

Item 5.	OTHER INFORMATION

On November 2, 2009, Dr. Ruedi Waeger notified the Company of his decision not to stand for reelection as a Director in 2010. Dr. Waeger’s current term is expected to end at the next shareholders’ meeting in May 2010.

Item 6.	EXHIBITS

(a) Exhibits

10.1 Waiver and Second Amendment to Credit Agreement, dated as of July 23, 2009, between the Company and Bank of America, N.A.

10.2 Third Amendment to Credit Agreement, dated as of September 11, 2009, between the Company and Bank of America, N.A.

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: November 5, 2009	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer
(principal executive officer)

Date: November 5, 2009	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer
(principal financial officer)