Form 10-Q
period 2010-03-31
ALEXION PHARMACEUTICALS INC
filed 2010-05-05
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	89,585,562
Class	Outstanding at April 28, 2010

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$186,062	$157,172
Marketable securities	18,642	19,048
Trade accounts receivable, net	126,660	113,731
Inventories	55,552	40,885
Deferred tax assets	16,712	16,726
Prepaid expenses and other current assets	26,453	25,894

Total current assets	430,081	373,456

Property, plant and equipment, net	162,966	164,691
Intangible assets, net	27,414	28,589
Goodwill, net	19,954	19,954
Deferred tax assets	187,928	194,308
Other assets	7,420	5,403

Total assets	$835,763	$786,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,474	$11,530
Accrued expenses	67,533	71,657
Deferred revenue	3,240	1,652
Current portion of capital lease obligations	328	422
Other current liabilities	860	1

Total current liabilities	81,435	85,262

Capital lease obligations, less current portion	438	503
Convertible notes	8,918	9,918
Deferred tax liabilities	194	204
Other liabilities	2,303	2,158

Total liabilities	93,288	98,045

Commitments and contingencies (Note 14)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 90,048 and 89,097 shares issued at March 31, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	1,114,549	1,093,933
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive income (loss)	10,628	(1,942)
Accumulated deficit	(380,031)	(400,964)

Total stockholders’ equity	742,475	688,356

Total liabilities and stockholders’ equity	$835,763	$786,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009

Net product sales	$117,578	$81,267

Cost of sales	13,999	9,959

Operating expenses:
Research and development	22,374	19,089
Selling, general and administrative	50,635	36,652

Total operating expenses	73,009	55,741

Operating income	30,570	15,567

Other income and expense:
Investment income	250	303
Interest expense	(210)	(333)
Foreign currency loss	(537)	(393)

Income before income taxes	30,073	15,144

Income tax provision	9,139	638

Net income	$20,934	$14,506

Earnings per common share
Basic	$0.24	$0.18

Diluted	$0.23	$0.16

Shares used in computing earnings per common share
Basic	88,506	81,698

Diluted	92,090	90,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$20,934	$14,506
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,842	3,024
Share-based compensation expense	8,104	7,926
Deferred taxes	6,333	—
Marketable securities premium amortization	312	—
Unrealized foreign currency loss	2,977	322
Unrealized loss on forward contracts	2,672	1,972
Loss on disposal of property, plant and equipment	63	24
Changes in operating assets and liabilities:
Accounts receivable	(17,434)	(6,448)
Inventories	(12,755)	727
Prepaid expenses and other assets	9,105	(5,575)
Accounts payable and accrued expenses	(4,371)	(1,315)
Deferred revenue	1,710	766

Net cash provided by operating activities	21,492	15,929

Cash flows from investing activities:
Purchases of marketable securities	(5,209)	—
Proceeds from maturity or sale of marketable securities	5,250	—
Purchases of property, plant and equipment	(2,317)	(6,406)
Purchase of technology rights	—	(12,500)
Increase in restricted cash	—	(67)

Net cash used in investing activities	(2,276)	(18,973)

Cash flows from financing activities:
Payments on capital leases	(171)	(71)
Excess tax benefit from stock options	313	—
Net proceeds from issuance of common stock	10,594	4,199

Net cash provided by financing activities	10,736	4,128

Effect of exchange rate changes on cash	(1,062)	(57)

Net change in cash and cash equivalents	28,890	1,027

Cash and cash equivalents at beginning of period	157,172	138,012

Cash and cash equivalents at end of period	$186,062	$139,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney, inflammatory and neurologic diseases, transplant rejection and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position as of March 31, 2010 and the results of our operations and cash flows for the three months ended March 31, 2010 and 2009. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have reclassified certain amounts for the prior period to conform to the current year presentation.

3. Revenue and Accounts Receivable

Revenue

Our principal source of revenue is product sales. We have applied the following principles in recognizing revenue:

We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Revenue is recorded upon receipt of the product by the patients’ health-care provider, which is typically a hospital, physician’s office, pharmacy or health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in the Company’s statements of operations and do not impact net product sales.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for individual patients through named-patient programs outside the United States. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sales.

Because of the pricing of Soliris, the limited number of patients, the short period from sale of product to patient infusion and the lack of contractual return rights, Soliris customers generally carry limited inventory. We monitor inventory within our distribution channel to determine whether deferral of sales is required. To date, actual refunds and returns have been negligible.

We record estimated rebates payable under governmental programs, including Medicaid in the United States and other programs in Europe, as a reduction of revenue at the time product sales are recorded. Our calculations related to these rebate accruals require an analysis of historical claim patterns and estimates of customer mix, to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months. Upon review of historical rebate payments compared to our accruals, we revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

On March 23, 2010, healthcare reform legislation, which contains several provisions that impact rebates payable, was signed into law. The provisions in the legislation include an increase in the minimum Medicaid rebate percentages and an extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid recipients. We have recorded estimated rebates payable according to legislative language. If the implementation provisions of this legislation change, we may revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We record the effective portion of our cash flow hedges to revenue in the period in which the derivative contract is settled.

Accounts Receivable

Our European product sales to government-owned or supported customers in certain countries, including Greece, are subject to delays in payment due to government funding and reimbursement practices. Because these customers are government owned or supported, we may also be impacted by declines in sovereign credit ratings or by defaults in these countries.

To date, we have not experienced material losses with respect to the collection of our accounts receivable and believe that our accounts receivable, net of allowance, are collectible. However, a significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable, resulting in a higher allowance for doubtful accounts and a corresponding decrease in revenue, and also may negatively impact our ability to recognize future revenue at the time of product delivery in these countries.

4. Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted average cost method.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The components of inventory are as follows:

	March 31, 2010	December 31, 2009

Raw materials	$4,928	$2,678
Work-in-process	25,398	6,900
Finished goods	25,226	31,307

	$55,552	$40,885

5. Comprehensive Income

The following table summarizes components of our comprehensive income:

	Three months ended March 31,
	2010	2009

Net income	$20,934	$14,506
Unrealized gains on hedge contracts	13,273	629
Net unrealized loss on available for sale securities	(52)	—
Foreign currency translation adjustment	(651)	(140)

Comprehensive income	$33,504	$14,995

6. Exit Activities

In December 2006, we initiated an integration plan with our subsidiary, Alexion Antibody Technologies, Inc., or AAT, to consolidate certain functions and operations, including the termination of all AAT personnel, closure of AAT facilities, and impairment of equipment in that facility. The following table summarizes the liabilities established for exit activities and subsequent cash payments:

	Three months ended March 31,
	2010	2009

Accrual balance, beginning of period	$473	$596
Payments and other settlements	(41)	(42)

Accrual balance, end of period	$432	$554

We remain obligated for lease payments through 2012. In September 2007, the Company entered into a sub-lease for the AAT facility, which provides for sub-lease payments through the term of the lease. The accrual for restructuring activities reflects the present value of lease obligations, reduced by estimated sub-lease income.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

7. Debt

In January 2010, we amended and restated our existing credit agreement, the Amended Credit Agreement, to, among other things, increase the revolving credit facility by $25,000. The Amended Credit Agreement provides for a $50,000 facility, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000 in accordance with the Amended Credit Agreement. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and the real estate owned by Alexion Manufacturing LLC, its wholly owned subsidiary, but excluding intellectual property and assets of foreign subsidiaries.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 2.50% to 3.00% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.50% to 1.00% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). We may prepay the loans, in whole or in part, in minimum amounts without premium or penalty, other than customary breakage costs with respect to LIBOR borrowings. Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on January 22, 2013, the maturity date. We may borrow, repay and reborrow under the facility until January 22, 2013.

The Amended Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. The agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan. As of March 31, 2010, we had no outstanding amounts under the revolving credit facility other than letters of credit, and $45,066 was available for withdrawal.

In March 2010, certain holders of our 1.375% Convertible Senior Notes due February 2012, or the 1.375% Notes, exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock. As of March 31, 2010, $8,918 of the 1.375% Notes remains outstanding, and the fair value, based on quoted market prices, was estimated at $30,895.

In April 2010, we issued an additional 63,582 shares of our common stock for a conversion with respect to $1,000 principal amount of our 1.375% Notes.

8. Earnings Per Common Share

Basic earnings per share (EPS) are computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income is adjusted for the after-tax amount of interest and deferred financing costs associated with our convertible debt, and the denominator reflects the potential dilution that could occur if options, unvested restricted stock or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
Net income used for basic calculation	$20,934	$14,506
Weighted average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	41	250

Net income used for diluted calculation	20,975	14,756

Shares used in computing net income per common share—basic	88,506	81,698
Weighted average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	610	6,182
Stock awards	2,974	2,765

Dilutive potential common shares	3,584	8,947

Shares used in computing net income per common share—diluted	92,090	90,645

Earnings per share:
Basic	$0.24	$0.18
Diluted	$0.23	$0.16

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three months ended March 31, 2010 and 2009 because their effect is anti-dilutive:

	Three months ended March 31,
	2010	2009
Potentially dilutive securities:
Options to purchase common stock	1,161	2,238
Unvested restricted stock	—	314

Total	1,161	2,552

9. Derivative Instruments and Hedging Activities

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

We enter into foreign exchange forward contracts, with durations of up to 24 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon inception. As of March 31, 2010, we have open contracts with notional amounts totaling $216,270 that qualified for hedge accounting.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2010 and 2009, are as follows:

	Three months ended March 31,
	2010	2009
Gain recognized in OCI	$13,273	$629

Gain reclassified from OCI to net product sales (Effective portion)	$1,123	$3,848

Gain (loss) reclassified from OCI to other income and expense (Ineffective portion)	$(435)	$165

Assuming no change in foreign currency rates from market rates at March 31, 2010, $9,657 of the gain recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting under the guidance; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. At March 31, 2010, the notional settlement amount of foreign exchange contracts relating to monetary assets and liabilities was $70,204.

We recognized a gain of $3,508 and $471, in other income, for the three months ended March 31, 2010 and 2009, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following table summarizes the Company’s fair value of outstanding derivatives at March 31, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$10,185	Other current liabilities	$318

Foreign exchange forward contracts	Other non-current assets	3,646	Other non-current liabilities	5

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	569	Other current liabilities	551

Foreign exchange forward contracts	Other non-current assets	—	Other non-current liabilities	—

Total Derivatives		$14,400		$874

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

10. Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense in the consolidated statements of operations:

	Three months ended March 31,
	2010	2009

Research and development	2,085	2,238
Selling, general and administrative	5,704	5,688

Total stock-based compensation expense	$7,789	$7,926

The following table summarizes the stock-based compensation capitalized to inventory and fixed assets:

	Three months ended March 31,
	2010	2009

Stock-based compensation expense capitalized to inventory	$743	$266

Stock-based compensation expense capitalized to fixed assets	$—	$320

For the three months ended March 31, 2010, $315 of stock-based compensation expense was recognized in cost of sales that was previously capitalized into inventory.

11. Fair Value Measurement

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

		Fair Value Measurement at March 31, 2010
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3

Cash equivalents	Money market funds	$82,774	$—	$82,774	$—

Marketable securities	U.S. Corporate bonds	$18,642	$—	$18,642	$—

Other current assets	Foreign exchange forward contracts	$10,754	$—	$10,754	$—

Other assets	Foreign exchange forward contracts	$3,646	$—	$3,646	$—

Other current liabilities	Foreign exchange forward contracts	$869	$—	$869	$—

Other liabilities	Foreign exchange forward contracts	$5	$—	$5	$—

Valuation Techniques

Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution and corporate bonds, are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

As of March 31, 2010, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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

In the fourth quarter of 2009, we reversed the valuation allowance recorded against a substantial portion of our deferred tax assets in the United States. We continue to maintain a valuation allowance against certain other deferred tax assets where realizability is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

During the three months ended March 31, 2010 and 2009, we recorded an income tax provision of $9,139 and $638, respectively. Because the valuation allowance on a substantial portion of our U.S. deferred tax assets was reversed at the end of 2009, the tax provision for periods ending December 31, 2009 and prior included a benefit from the utilization of net operating losses. The tax provision for periods after December 31, 2009 does not include this benefit. The tax provision of $9,139 for the three months ended March 31, 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision also includes a one time benefit of $600 attributable to certain incentive stock options exercised during the quarter. The tax provision of

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

$638 for the three months ended March 31, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes.

13. Employee Benefit Plans

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to:

•	$1.00 for each dollar contributed up to the first 3 percent; and

•	$0.50 for each dollar contributed of the next 2 percent of compensation.

For the three months ended March 31, 2010 and 2009, we recorded matching contributions of approximately $555 and $506, respectively.

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

The components of net periodic benefit cost are as follows:

	Three months ended March 31,
	2010	2009

Service cost	$291	$87
Interest cost	45	23
Expected return on plan assets	(46)	(22)
Amortization	8	3
Employee contribution	(93)	(26)

Total net periodic benefit cost	$205	$65

14. Commitments and Contingencies

Royalties

Our cost of sales for the three months ended March 31, 2010 and 2009 includes royalties to third parties related to the sale of Soliris. At March 31, 2010 and December 31, 2009, we recorded $33,649 and $29,177, respectively, in accrued expenses for royalties. We estimate our royalty obligations based on existing contractual obligations and our assessment of estimated royalties owed to other third parties. These estimates may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation or settlement of claims, we may reassess these estimates, resulting in adjustments to cost of sales.

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

Business

Overview

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including hematologic, kidney, inflammatory and neurologic diseases, transplant rejection and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic hematologic, kidney, inflammatory and neurological disorders, transplant rejection and cancer. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Soliris was granted marketing approval by the U.S. Food and Drug Administration, or FDA, and by the European Commission, or E.C., in 2007 and now has received approval in several other countries worldwide. Soliris was granted marketing approval in Japan by the Ministry of Health, Labour and Welfare (MHLW) in April 2010. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In April 2009 and August 2009, the FDA and E.C., respectively, granted Soliris orphan drug designation for the treatment of patients with atypical Hemolytic Uremic Syndrome, or aHUS, a rare, inherited, and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease or failure. Alexion has completed enrollment of patients in its clinical studies of Soliris as an investigational treatment for adolescent and adult patients with aHUS.

Clinical

We are focusing our research and development efforts on the use of eculizumab as a treatment for patients with other rare and severe complement-mediated conditions, including kidney diseases, transplant rejection and other severe chronic disorders.

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage

Soliris		Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial

Soliris	Nephrology	Atypical Hemolytic Uremic Syndrome (a HUS)	Phase II

		MPGN II (Dense Deposit Disease*)	Phase II

	Transplant	Presensitized Renal Transplant*	Phase II
		Presensitized Cardiac Transplant	Preclinical

		Catastrophic Antiphospholipid Syndrome*	Phase II

	Neurology	Myasthenia Gravis	Phase II

		Neuromyelitis Optica*	Phase II
		Multifocal Motor Neuropathy*	Phase II
		Dry Age-Related Macular Degeneration (AMD)*	Phase II

	Hematology	Cold agglutinin disease	Phase II
		Catastrophic Antiphospholipid Syndrome	Preclinical

Samalizumab	Oncology	Chronic Lymphocytic Leukemia	Phase I
		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

We are currently focusing our development efforts in two lead development areas: nephrology and transplant.

Nephrology

In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with aHUS, a disease in which the lack of naturally occurring complement inhibitors can cause life-threatening kidney damage. We have completed enrollment in our multi-national, multi-center clinical trials evaluating eculizumab for the treatment of aHUS patients with evidence of thrombotic microangiopathy (clotting in small blood vessels). The studies include patients who had been treated chronically with plasma therapy and others who were resistant to plasma therapy. We are also aware that independent investigators have commenced a study to evaluate eculizumab in patients with dense deposit disease, another ultra-rare and severe kidney disease that can evolve into chronic renal failure, requiring dialysis and renal transplantation.

Transplant

We are aware that independent investigators are continuing to enroll patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection (AHR) as well as patients with catastrophic antiphospholipid syndrome. We are developing protocols to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection and are further considering expansion of development efforts to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs.

Other Eculizumab Development Programs

The FDA authorized our Investigational New Drug Application, or IND, for studying the safety and efficacy of eculizumab in treating myasthenia gravis, a rare autoimmune syndrome characterized by the failure of neuromuscular transmission, and we are currently enrolling patients in this trial. We are also aware that independent investigators are examining the role of eculizumab for the treatment of two additional neurological disorders: multifocal motor neuropathy and neuromyelitis optica. We are also aware of an investigator who is evaluating eculizumab for the treatment of patients with cold agglutinin disease, an ultra-rare auto-immune hemolytic anemia.

Oncology

The FDA authorized our IND to evaluate the activity of samalizumab, an antibody to the immune regulator CD200, in patients with chronic lymphocytic leukemia, or CLL, an incurable chronic cancer that results from expansion of B-lymphocytes. We continue dosing of CLL patients with samalizumab, which commenced in the second quarter of 2008, and have begun to dose patients with multiple myeloma as we expand our samalizumab clinical program.

Manufacturing

We currently rely on two facilities, including our own facility in Rhode Island, for commercial and clinical quantities of Soliris, as well as for clinical quantities of product candidates. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

In December 2009, our Rhode Island manufacturing facility received regulatory approval from the E.C. for the production of Soliris. In the fourth quarter of 2009, the FDA commenced its inspection of our Rhode Island manufacturing facility and requested additional information regarding our manufacturing processes which we plan to address in 2010.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Sales AG, or Lonza, dated December 18, 2002, which has been amended from time to time. This agreement, the Lonza Agreement, relates to the manufacture of eculizumab. An amendment to the Lonza Agreement provided for additional production and minimum quantity purchase commitments of Soliris of $30 million to $35 million from 2009 through 2013. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we expect to pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Recent Developments

On March 23, 2010, healthcare reform legislation was signed into law, which contains several provisions that impact our business. Although many provisions of the new legislation do not take effect immediately, several provisions become effective during 2010. Specifically, the legislation includes an increase in the minimum Medicaid rebate percentages, an extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid recipients, and an expansion of entities eligible for 340(B) discounts. In addition, pharmaceutical companies are subject to additional reporting and tax requirements. Certain provisions, such as the expansion of 340(B) to new entities and the pharmaceutical excise tax, do not impact therapies that have been granted orphan drug designation.

We expect increased costs associated with this legislation; however, we are still assessing the full extent that the new law may have on our business. Many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. We have recorded estimated rebates payable according to the legislative language. If the implementation provisions of this legislation change, we may revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2009. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition

•	Royalties

•	Inventories

•	Research and development expenses

•	Stock-based compensation

•	Income taxes

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2009. We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Results of Operations

Revenues

Net product sales

The following table summarizes product revenue for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,		$ Variance
	2010	2009

Net product sales	$117,578	$81,267	$36,311

The increase in revenue for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to an increased number of patients treated with Soliris in the United States and outside the United States. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories. The increase in revenues from the increase in treated patients was offset by approximately $2,700 due to changes in foreign currency exchange rates, primarily the Euro and British Pound, versus the three month period ended March 31, 2009.

Cost of Sales

Cost of sales was $13,999 and $9,959 for the three months ended March 31, 2010 and 2009, respectively. Cost of sales as a percentage of net product revenue was 11.9% and 12.3% for the three months ended March 31, 2010 and 2009, respectively. Cost of sales includes manufacturing costs, as well as actual and estimated royalty expenses associated with sales of Soliris.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended March 31,		$ Variance
	2010	2009
Clinical development	$5,542	$4,801	$741
Product development	2,818	2,480	338
Discovery research	438	284	154

Total external direct expenses	8,798	7,565	1,233

Payroll and benefits	11,184	9,308	1,876
Operating and occupancy	1,046	1,316	(270)
Depreciation and amortization	1,346	900	446

Total other R&D expenses	13,576	11,524	2,052

Research and development expense	$22,374	$19,089	$3,285

For the three months ended March 31, 2010, the increase in research and development expense of $3,285, as compared to the same period in the prior year, was primarily related to the following:

•

Increase of $1,876 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our expanding number of clinical programs, as well as, product development activities at our production facility in Smithfield, RI.

•

Increase of $741 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, offset by decreases in spending on the PNH program (see table below).

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended March 31,		$ Variance
	2010	2009
External direct expenses
Eculizumab: PNH program	$1,333	$2,142	$(809)
Eculizumab: non-PNH programs	3,606	2,347	1,259
Samalizumab	393	281	112
Unallocated	210	31	179

	$5,542	$4,801	$741

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our other programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to the Risk Factors in this Form 10-Q.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Selling, General and Administrative Expense

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

The table below provides information regarding selling, general and administrative expense:

	Three months ended March 31,		$ Variance
	2010	2009
Selling, general and administrative expense	$50,635	$36,652	$13,983

For the three months ended March 31, 2010, the increase of $13,983 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $7,200. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $4,800 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $2,400 within our executive, finance, information technology, human resources and legal groups to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $6,800 was due primarily to increases in marketing and consulting services of $2,300, charitable contributions of $2,100, travel costs of $750, depreciation expenses of $600 relating to new and expanded office spaces in Europe, Japan, Canada, Australia and Latin America and $300 for telecommunications and information technology expenses.

Other Income (Expense)

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $250 and $303, for the three months ended March 31, 2010 and 2009, respectively. The decrease was due to lower interest rates during the three months ended March 31, 2010, as compared to the same period in the prior year.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. Interest expense was $210 and $333, for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense was due to the lower principal balance of our convertible notes as a result of the note exchange in April and May 2009 and conversion in March 2010.

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $537 and $393, for the three months ended March 31, 2010 and 2009, respectively. The loss recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Income Taxes

During the three months ended March 31, 2010 and 2009, we recorded an income tax provision of $9,139 and $638, respectively. Because the valuation allowance on a substantial portion of our U.S. deferred tax assets was reversed at the end of 2009, the tax provision for periods ending December 31, 2009 and prior included a benefit from the utilization of net operating losses. The tax provision for periods after December 31, 2009 does not include this benefit. The tax provision of $9,139 for the three months ended March 31, 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision also includes a one time benefit of $600 attributable to certain incentive stock options exercised during the quarter. The tax provision of $638 for the three months ended March 31, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes. We expect that our normalized effective tax rate will range from between 30 and 32 percent for 2010.

The U.S. federal research credit provision expired on December 31, 2009. While Congress may reinstate the research tax credit, we have not yet considered any tax benefit for the credit. We will continue to monitor the status of this provision and would report any related tax benefit if and when the credit is reinstated.

Liquidity and Capital Resources

As of March 31, 2010, our consolidated cash, cash equivalents and marketable securities totaled $204,704. The $28,484 increase from December 31, 2009 is primarily related to increased sales and the resulting collection of accounts receivable and proceeds from employee option exercises. Until required for use in the business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. Government bonds in accordance with our investment policy.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, accounts receivable and our foreign exchange derivative contracts. At March 31, 2010, one individual customer accounted for 19.6% of the accounts receivable balance. At March 31, 2009, two individual customers accounted for 20.8% and 11.3% of the accounts receivable balance.

For the three months ended March 31, 2010, one customer accounted for 21.3% of our product sales. For the three months ended March 31, 2009, one customer accounted for 20.5% of our product sales.

At March 31, 2010, we have foreign currency forward contracts with notional amounts totaling $286,474. These outstanding foreign currency forward contracts had a net fair value of $13,526, of which an unrealized gain of $14,400 is included in other assets, offset by an unrealized loss of $874 included in other liabilities. The counterparty to these forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the current economic environment.

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

At March 31, 2010, our working capital was $348,646, compared to $288,194 at December 31, 2009. At March 31, 2010, our current ratio was 5.28, compared to 4.38 at December 31, 2009. The increase was primarily due to increases in our cash and cash equivalents, inventory and accounts receivables.

We anticipate that cash generated from operations and our existing available cash should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for at least the next twelve months.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cash Flows from Operating Activities

Net cash provided by operating activities was $21,492 and $15,929 for the three months ended March 31, 2010 and 2009, respectively. The increase is primarily due to the net income achieved in 2010 versus the net income achieved in the same period in 2009. The components of cash provided by operating activities, as reported in our Statement of Cash Flows are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, deferred taxes, unrealized foreign currency loss, and unrealized loss on forward contracts was $45,237 and $27,774 for the three months ended March 31, 2010 and 2009, respectively.

•

Net cash outflow due to changes in operating assets and liabilities were $23,745 and $11,845 for the three months ended March 31, 2010 and 2009, respectively. The $23,745 primarily relates to increases in inventory and accounts receivable of $30,189 offset by a $9,105 decrease in prepaid expenses and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,276 and $18,973 for the three months ended March 31, 2010 and 2009, respectively. The components of cash used for investing activities consisted of the following:

•

Additions to property, plant and equipment were $2,317 and $6,406 for the three months ended March 31, 2010 and 2009, respectively. The reduction in additions to property, plant and equipment was primarily as a result of the approval of our Rhode Island manufacturing facility by the E.C. in December 2009. Through the approval date, we capitalized costs associated with the construction and validation of our Rhode Island manufacturing facility, and we ceased capitalization of these costs beginning in January 2010.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10,736 and $4,128 for the three months ended March 31, 2010 and 2009, respectively. These amounts reflected proceeds from the issuance of common stock related to the exercise of stock options of $10,594 and $4,199.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in Form 10-K for the twelve-months ended December 31, 2009, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” There have been no material changes in our contractual obligations.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 2.50% to 3.00% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.50% to 1.00% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). We may prepay the loans, in whole or in part, in minimum amounts without premium or penalty, other than customary breakage costs with respect to LIBOR borrowings. Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on January 22, 2013, the maturity date. We may borrow, repay and reborrow under the facility until January 22, 2013.

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

As of March 31, 2010, we had no outstanding amounts under the revolving credit facility other than letters of credit, and $45,066 was available for withdrawal.

Convertible Notes

As of March 31, 2010, we had outstanding $8,918 principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes. We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The Notes do not contain covenants related to our financial performance.

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

In March 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock.

As of March 31, 2010, the market value of our $8,918 principal amount of 1.375% Notes, based on quoted market prices, was estimated at $30,895. The $163 increase in fair value from December 31, 2009 is primarily attributable to increase in the price of our common stock during the period offset by the exchange of $1,000 principal amount of the notes for 63,582 shares of common stock during March 2010.

In April 2010, we issued an additional 63,582 shares of our common stock for a conversion with respect to $1,000 principal amount of our 1.375% Notes, resulting in $7,918 remaining at April 30, 2010.

Lonza Agreement

We have a supply agreement with Lonza Sales AG relating to the manufacture of Soliris, which requires payments to Lonza at the inception of the contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of our Smithfield, Rhode Island manufacturing facility.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

We have agreed to purchase certain minimum quantities of product from Lonza under our existing arrangements. If we terminate the Lonza Agreement without cause, we will be required to pay for batches of product scheduled for manufacture under our arrangement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2010, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

At March 31, 2010, we held $18,642 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds, through maturity.

Our outstanding long-term liabilities as of March 31, 2010 included our $8,918 principal amount of 1.375% Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes.

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

Foreign Currency Exchange Rate Risk

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

As of March 31, 2010, we held foreign currency forward contracts with notional amounts totaling $286,474. As of March 31, 2010, our outstanding foreign currency forward contracts had a net fair value of $13,526.

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

Credit Risk

Our European product sales to government-owned or supported customers in certain countries, including Greece, are subject to delays in payment due to government funding and reimbursement practices. Because these customers are government owned or supported, we may also be impacted by declines in sovereign credit ratings or by defaults in these countries.

To date, we have not experienced material losses with respect to the collection of our accounts receivable and believe that our accounts receivable, net of allowance, are collectible. However, a significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable, resulting in a higher allowance for doubtful accounts and a corresponding decrease in revenue, and also may negatively impact our ability to recognize future revenue at the time of product delivery in these countries.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris, which was approved in the United States and in Europe in 2007, and in Japan in 2010, for the treatment of PNH. If we are unable to increase sales of Soliris in the United States and Europe and commercialize Soliris in Japan and additional countries, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

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

•

successful continuation of commercial sales in the United States and in European countries where we are already selling Soliris, and successful launch in countries where we have not yet obtained, or only recently obtained, marketing approval or commenced sales;

•	ability to obtain and maintain sufficient coverage or reimbursement by third-party payors;

•	acceptance of Soliris in the medical community;

•	receipt and maintenance of marketing approvals from the United States and foreign regulatory authorities; and

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers.

We dedicate significant resources to the worldwide expansion of the commercialization of Soliris for the treatment of PNH. In the European Union, we have established sales and marketing capabilities in several countries, and we continue discussions with appropriate authorities in other countries so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We have submitted applications for marketing authorization in additional territories, and received approval in Canada and Australia in 2009 and Japan, South Korea and Switzerland in 2010. We cannot guarantee that our pending marketing applications, or any marketing applications that we file in the future, will be approved in all countries where we seek authorization to sell Soliris, or even if approved, that we will be able to obtain reimbursement for Soliris or that other discussions and processes will be concluded successfully or on a timely basis. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced. If we are not successful in increasing sales of Soliris in the United States and Europe and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.

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

In certain foreign countries, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payors, including private insurance and governmental payors. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and begin to market Soliris in foreign countries or if coverage and reimbursement for Soliris in foreign countries is limited. If we discover we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris in such countries and our plans for geographic expansion of sales and our business may be adversely affected as a result.

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

ALEXION PHARMACEUTICALS, INC.

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

We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, healthcare payors, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that Soliris is safe and therapeutically effective relative to its cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplants. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the Food and Drug Administration, or FDA, other federal and state agencies, and governmental authorities in other territories. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab. The FDA can propose to withdraw approval if it determines that such studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the European Medicines Agency, or EMA, and certain other health agencies. We, the FDA, the EMA or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be

ALEXION PHARMACEUTICALS, INC.

marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. In December 2009, the E.C. approved the use of our Rhode Island manufacturing facility for the production of Soliris, and we are authorized to sell product that is manufactured in our facility in the European Union and certain other territories. The FDA commenced its inspections of this facility during 2009; however we will not be capable of manufacturing Soliris for commercial sale in the United States on our own until such time as we have received the required FDA approval for our facility in Rhode Island, if ever. Any third party we would use to manufacture Soliris for sale must also be licensed by applicable regulatory authorities.

Failure to comply with the laws, including statutes and regulations, administered by the FDA, the EMA or other agencies could result in:

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

ALEXION PHARMACEUTICALS, INC.

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

Patients who use Soliris already often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks, including, for example, bone marrow failure. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to Soliris. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market Soliris, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to Soliris, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals Soliris receives or maintains.

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

Although we obtained regulatory approval of Soliris for PNH in the United States, Europe and Japan and other territories, we cannot guarantee that we will obtain regulatory approval for Soliris in each territory where we seek approval.

Governments in countries outside the United States, Europe and Japan regulate the distribution of drugs in such countries and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval

ALEXION PHARMACEUTICALS, INC.

has been obtained. Soliris became commercially available in certain countries in Europe in the fourth quarter of 2007. We received regulatory approval for Soliris for treatment of patients with PNH in Canada and Australia in 2009 and in Japan, South Korea and Switzerland in 2010. We may not receive regulatory approval for Soliris in any other territories for at least the next several years, if ever.

Regulatory agencies may require additional information or data with respect to our submissions for Soliris for PNH. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, we were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country.

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

Soliris is manufactured at our Rhode Island manufacturing facility and also by Lonza Sales AG, or Lonza, and other third parties. In all cases, manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA and EMA. If we or our third-party suppliers fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.

Until December 2009, only Lonza was capable of manufacturing commercial quantities of Soliris. In December 2009, the E.C. approved the use of our Rhode Island manufacturing facility for the production of Soliris and we are authorized to sell product that is manufactured in our facility in the European Union and certain other territories. However, we will not be capable of manufacturing Soliris for commercial sale in the United States on our own until such time as we have received the required FDA approval for our manufacturing facility in Rhode Island, if ever. Therefore, we will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in the United States until that time.

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

We also depend on a few outside vendors for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We do not have control over any third- party manufacturer’s, vialer’s or other third party provider's compliance with the rules and regulations of the FDA, EMA or any other applicable regulations or standards. Any difficulties or delays in our third party manufacturing and supply of Soliris and other product candidates, or any failure of our third party providers to maintain compliance with the applicable regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

ALEXION PHARMACEUTICALS, INC.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the three months ended March 31, 2010, our single largest customer, AmerisourceBergen, accounted for 21.3% of our Soliris net product sales, and our three largest customers accounted for approximately 35.1% of our net product sales. As of March 31, 2010, our single largest customer, AmerisourceBergen, accounted for 19.6% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

ALEXION PHARMACEUTICALS, INC.

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

Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. If the results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, our company could be materially adversely affected. Failure of a preclinical study or a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.

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

Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:

•	slow patient enrollment, including, for example, due to the rarity of the disease being studied;

•	long treatment time required to demonstrate effectiveness;

•	lack of sufficient supplies of the product candidate;

ALEXION PHARMACEUTICALS, INC.

•	disruption of operations at the clinical trial sites;

•	adverse medical events or side effects in treated patients;

•	the failure of patients taking the placebo to continue to participate in our clinical trials;

•	insufficient clinical trial data to support effectiveness of the product candidates;

•	lack of effectiveness or safety of the product candidate being tested;

•	lack of sufficient funds;

•	inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and

•	failure to obtain the necessary regulatory approvals for the product candidate or the approvals for the facilities in which such product candidate is manufactured.

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

Physicians may elect not to recommend our drugs even if they receive marketing approval for a variety of reasons, including the timing of the market introduction of competitive drugs; lower demonstrated clinical safety and efficacy compared to other drugs; lack of cost-effectiveness; lack of availability of reimbursement from third-party payors; convenience and ease of administration; prevalence and severity of adverse side effects; other potential advantages of alternative treatment methods; and ineffective marketing and distribution support. Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States and similar programs in other countries, and other third-party payors. These health insurance programs may restrict coverage of some products by using payor formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payors may especially impose these obstacles to coverage for higher-priced drugs, and consequently our drug candidates may be subject to payor-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example,

ALEXION PHARMACEUTICALS, INC.

countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payor for Soliris in an indication other than PNH, if obtained, may be adversely affected by the reimbursement or budget for Soliris in PNH and/or adversely affect the reimbursement or budget for Soliris in PNH by that payor.

Inability to contract with third-party manufacturers and other third parties on commercially reasonable terms, or failure or delay by us or our third-party manufacturers or other third party providers to provide services with respect to our drug products in the volumes and quality required, would have a material adverse effect on our business.

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

We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. In December 2009, the E.C. approved the use of our facility for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the European Union and certain other territories. However, the plant is not currently approved by the FDA or other regulatory agencies to manufacture Soliris and we will not be capable of manufacturing Soliris for commercial sale in the United States on our own until such time as we have received FDA approval of our manufacturing facility, if ever. Until December 2009, we have depended on a single third party for commercial supply of Soliris, and until our facility is approved by the FDA, we are still entirely dependent on this third party for commercial quantities of Soliris for sale in the United States. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at our Smithfield, Rhode Island plant under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Smithfield, Rhode Island is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.

We, and our outside manufacturers, may experience higher manufacturing failure rates than in the past if and when we attempt to substantially increase production volume. If we experience interruptions in the manufacture of our products, our drug development and commercialization efforts will be delayed. If any of our outside manufacturers stops manufacturing our products or reduces the amount manufactured, or is otherwise unable to manufacture our required amounts at our required quality, we may need to find other alternatives, which is likely to be expensive and time consuming, and also may result in reduced revenue during this period. Even if we are able to find alternatives they may ultimately be insufficient for our needs. As a result, our ability to conduct testing and drug trials and our plans for commercialization could be materially adversely affected. Submission of products and new

ALEXION PHARMACEUTICALS, INC.

development programs for regulatory approval, as well as our plans for commercialization, would be delayed or suspended. Our competitive position and our prospects for achieving or maintaining profitability could be materially and adversely affected.

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

Risks Related to Intellectual Property

If we cannot protect the confidentiality and proprietary nature of our trade secrets and other intellectual property, our business and competitive position will be harmed.

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

In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We may obtain patents or the right to practice patents through ownership or license. Soliris and our drug candidates are expensive and time-consuming to test and develop. Without patent protection, competitors may copy our methods or the chemical structure or other aspects of our drugs. Even if we obtain and maintain patents, the patents may not be broad enough to protect our drugs from copycat products.

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

ALEXION PHARMACEUTICALS, INC.

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

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis for the years ended December 31, 2009 and 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States during April 2007 and began commercial sales in Europe during the fourth quarter of 2007. We cannot guarantee that we will be successful in marketing and selling Soliris in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, on a continued basis, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. All of our other product candidates are still in the early stages of research and development. We will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions, our ability to successfully market Soliris in additional countries and regions, and our ability to successfully manufacture and commercialize our drug candidates.

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

ALEXION PHARMACEUTICALS, INC.

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

We may not receive funding when we need it or funding may only be available on unfavorable terms. Financial markets in the United States, Europe and the rest of the world have been experiencing significant volatility in security prices, substantially diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that we will be able to access credit or equity markets in order to finance our operations in the United States or Europe, grow our operations in any territory, or expand development programs for our product candidates, or that there will not be a further deterioration in financial markets and confidence in economies. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities or future operations. We might have to license our technology to others or relinquish commercialization rights. This could result in sharing revenues that we might otherwise retain for ourselves. Any of these actions would harm our business.

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

We compete with pharmaceutical companies that have significantly greater resources than us for many of the same acquisition and in-licensing opportunities. Such pharmaceutical companies may be less leveraged and have better access to capital resources may preclude us from completing any acquisition or in-licensing. Even if we are able to complete an acquisition or in-licensing, we cannot assure you that any acquisition or in-licensing of new products will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an

ALEXION PHARMACEUTICALS, INC.

acquired company or business or an acquired or in-licensed product. In addition, our future success would depend in part on our ability to manage the rapid growth associated with any such acquisitions or in-licensing. We cannot assure you that we will be able to make the combination of our business with that of acquired businesses or companies work or be successful. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. Furthermore, the development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in our company upon conversion.

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

ALEXION PHARMACEUTICALS, INC.

Our sales and operations are subject to the economic, political, legal and business conditions in the countries in which we do business, and our failure to operate successfully or adapt to changes in these conditions could cause our sales and operations to be limited or disrupted.

Over the past few years, we have significantly expanded our operations and expect to continue to do so in the future. Our operations in foreign countries subject us to the following additional risks:

•	fluctuations in currency exchange rates;

•	political or economic determinations that adversely impact pricing or reimbursement policies

•	economic problems or political instability that disrupt healthcare payment systems;

•	difficulties or inability to obtain financing in markets;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties enforcing contractual and intellectual property rights;

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

The United States government recently adopted healthcare reform measures and governments in foreign countries have shown significant interest in pursuing healthcare reform in order to reduce costs of healthcare. Any government-adopted reform measures, including those in the United States, could adversely impact the pricing of Soliris or the amount of reimbursement available for Soliris from governmental agencies or other third-party payors. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, policies of the administration or new healthcare legislation passed by Congress, or other changes in policy in the United States or in foreign countries or the impact of total Soliris reimbursement to any one payor. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

If the trading price of our common stock continues to fluctuate in a wide range, our stockholders will suffer considerable uncertainty with respect to an investment in our common stock.

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2008 and March 31, 2010, the closing sales price of our common stock fluctuated from a low of $25.49 per share to a high of $55.39 per share, as reported after giving effect to the forward two-for-one stock split effected on August 22, 2008. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a) Exhibits

10.1 Amended and Restated Credit Agreement, dated January 22, 2010, between the Company, Bank of America, N.A. as administrative agent, the other lenders party thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as joint lead arrangers, and Banc of America Securities LLC as lead book manager. (1)

10.2 Amended and Restated Security Agreement, dated January 22, 2010, between the Company, Bank of America, N.A., and the other loan parties named therein. (1)

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(1)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: May 5, 2010	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: May 5, 2010	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)