Form 10-Q
period 2010-06-30
ALEXION PHARMACEUTICALS INC
filed 2010-07-30
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	90,131,042
Class	Outstanding at July 27, 2010

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$212,104	$157,172
Marketable securities	36,721	19,048
Trade accounts receivable, net	127,023	113,731
Inventories	57,747	40,885
Deferred tax assets	16,816	16,726
Prepaid expenses and other current assets	41,374	25,894

Total current assets	491,785	373,456

Property, plant and equipment, net	161,871	164,691
Intangible assets, net	26,299	28,589
Goodwill	19,954	19,954
Deferred tax assets	181,095	194,308
Other assets	8,590	5,403

Total assets	$889,594	$786,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,955	$11,530
Accrued expenses	73,775	71,657
Deferred revenue	2,979	1,652
Current portion of capital lease obligations	245	422
Other current liabilities	1,275	1

Total current liabilities	89,229	85,262

Capital lease obligations, less current portion	381	503
Convertible notes	3,718	9,918
Deferred tax liabilities	205	204
Other liabilities	3,847	2,158

Total liabilities	97,380	98,045

Commitments and contingencies (Note 13)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 90,499 and 89,097 shares issued at June 30, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	1,131,759	1,093,933
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive income (loss)	21,383	(1,942)
Accumulated deficit	(358,257)	(400,964)

Total stockholders’ equity	792,214	688,356

Total liabilities and stockholders’ equity	$889,594	$786,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Net product sales	$125,834	$92,256	$243,412	$173,523

Cost of sales	13,721	10,313	27,720	20,272

Operating expenses:
Research and development	23,690	18,288	46,064	37,377
Selling, general and administrative	56,098	42,705	106,733	79,357

Total operating expenses	79,788	60,993	152,797	116,734

Operating income	32,325	20,950	62,895	36,517

Other income and expense:
Investment income	336	184	586	487
Interest expense	(158)	(109)	(368)	(442)
Foreign currency gain (loss)	(420)	264	(957)	(129)
Debt exchange expense	—	(3,395)	—	(3,395)

Income before income taxes	32,083	17,894	62,156	33,038

Income tax provision	10,310	1,092	19,449	1,730

Net income	$21,773	$16,802	$42,707	$31,308

Earnings per common share
Basic	$0.24	$0.20	$0.48	$0.38

Diluted	$0.24	$0.19	$0.46	$0.35

Shares used in computing earnings per common share
Basic	89,002	85,128	88,755	82,948

Diluted	92,575	90,159	92,340	89,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$42,707	$31,308
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,833	5,964
Share-based compensation expense	16,354	14,874
Non-cash debt exchange expense	—	3,395
Deferred taxes	12,900	—
Marketable securities premium amortization	597	—
Unrealized foreign currency (gain) loss	7,532	(3,115)
Unrealized loss on forward contracts	2,416	472
Loss on disposal of property, plant and equipment	63	—
Changes in operating assets and liabilities:
Accounts receivable	(24,141)	(18,176)
Inventories	(13,776)	4,858
Prepaid expenses and other assets	6,620	(10,425)
Accounts payable and accrued expenses	6,366	11,057
Deferred revenue	1,483	2,431

Net cash provided by operating activities	66,954	42,643

Cash flows from investing activities:
Purchases of marketable securities	(23,647)	—
Proceeds from maturity or sale of marketable securities	5,250	—
Purchases of property, plant and equipment	(5,503)	(18,325)
Purchase of technology rights	(20)	(27,740)
Increase in restricted cash	—	(134)

Net cash used in investing activities	(23,920)	(46,199)

Cash flows from financing activities:
Payments on capital leases	(305)	(145)
Excess tax benefit from stock options	712	—
Net proceeds from issuance of common stock	13,803	10,800

Net cash provided by financing activities	14,210	10,655

Effect of exchange rate changes on cash	(2,312)	692

Net change in cash and cash equivalents	54,932	7,791

Cash and cash equivalents at beginning of period	157,172	138,012

Cash and cash equivalents at end of period	$212,104	$145,803

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

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss), net of tax in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.

The accompanying unaudited condensed consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. Revenue and Accounts Receivable

Revenue

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

We record estimated rebates payable under governmental programs, including Medicaid in the United States and other programs in Europe, as a reduction of revenue at the time product sales are recorded. Our calculations related to these rebate accruals require an analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months. Upon review of historical rebate payments compared to our accruals, we revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

In March 2010, United States government healthcare legislation, which contains several provisions that impact rebates payable, was enacted. The provisions in the legislation related to rebates payable include an increase in the minimum Medicaid rebate percentages and an extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid recipients. We have recorded estimated rebates payable according to the new legislation. If the implementation provisions of this legislation change, we may revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We record the effective portion of our cash flow hedges to revenue in the period in which the derivative contract is settled.

Accounts Receivable

Our European product sales to government-owned or supported customers in certain countries, including Greece, are subject to delays in payment due to government funding and reimbursement practices. Because these customers are government owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

During the second quarter 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from 2 to 3 years. As a result of this announcement, we have recorded an adjustment of $600 to bad debt expense within selling, general and administrative expenses as a result of discounting the accounts receivable to present value.

A significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable or may increase the length of time until these receivables are collected, which could result in a negative impact to our operating results.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

4. Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted average cost method.

The components of inventory are as follows:

	June 30, 2010	December 31, 2009

Raw materials	$1,956	$2,678
Work-in-process	29,648	6,900
Finished goods	26,143	31,307

	$57,747	$40,885

5. Comprehensive Income

The following table summarizes components of our comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$21,773	$16,802	$42,707	$31,308
Unrealized gains (losses) on hedge contracts, net of tax	10,986	(9,143)	23,476	(8,514)
Net unrealized loss on available for sale securities	(75)	—	(127)	—
Foreign currency translation adjustment	(845)	299	(1,496)	159

Comprehensive income	$31,839	$7,958	$64,560	$22,953

6. Debt

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

The Amended Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. The agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan. As of June 30, 2010, we had no outstanding amounts under the revolving credit facility other than letters of credit, and approximately $44,000 was available for withdrawal.

In the first quarter of 2010, certain holders of our 1.375% Convertible Senior Notes due February 2012, or the 1.375% Notes, exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock. During the second quarter of 2010, certain holders of our 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $5,200 resulting in the issuance of 330,629 shares of our common stock. As of June 30, 2010, $3,718 of the 1.375% Notes remains outstanding, and the fair value, based on quoted market prices, was estimated at $12,090.

7. Earnings Per Common Share

Basic earnings per common share (EPS) are computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income is adjusted for the after-tax amount of interest and deferred financing costs associated with our convertible debt, and the denominator reflects the potential dilution that could occur if options, unvested restricted stock or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Net income used for basic calculation	$21,773	$16,802	$42,707	$31,308
Weighted average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	11	26	52	276

Net income used for diluted calculation	21,784	16,828	42,759	31,584

Shares used in computing earnings per common share—basic	89,002	85,128	88,755	82,948
Weighted average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	452	2,431	531	4,307
Stock awards	3,121	2,600	3,054	2,720

Dilutive potential common shares	3,573	5,031	3,585	7,027

Shares used in computing earnings per common share—diluted	92,575	90,159	92,340	89,975

Earnings per common share:
Basic	$0.24	$0.20	$0.48	$0.38
Diluted	$0.24	$0.19	$0.46	$0.35

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and six months ended June 30, 2010 and 2009 because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Potentially dilutive securities:
Options to purchase common stock	1,499	2,644	1,311	2,463
Unvested restricted stock	4	28	5	329

	1,503	2,672	1,316	2,792

8. Derivative Instruments and Hedging Activities

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Swiss Franc and British Pound. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.

We enter into foreign exchange forward contracts, with durations of up to 24 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon inception. As of June 30, 2010, we have open contracts with notional amounts totaling $172,058 that qualified for hedge accounting.

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009
Gain (loss) recognized in OCI, net of tax	$10,986	$(9,143)	$23,476	$(8,514)

Gain reclassified from OCI to net product sales (Effective portion)	$3,634	$2,648	$2,511	$6,496

Gain reclassified from OCI to other income (Ineffective portion)	$384	$47	$819	$212

Assuming no change in foreign currency rates from market rates at June 30, 2010, $20,987 of the gain recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting under the guidance; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. At June 30, 2010, the notional settlement amount of foreign exchange contracts relating to monetary assets and liabilities was $65,378.

We recognized a gain (loss) of $6,445 and $(3,420), in other income and expense, for the three months ended June 30, 2010 and 2009, respectively, and $9,953 and $(2,949), for the six months ended June 30, 2010 and 2009, respectively associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following table summarizes the Company’s fair value of outstanding derivatives at June 30, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$23,832	Other current liabilities	$871

Foreign exchange forward contracts	Other non-current assets	4,829	Other non-current liabilities	842

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Other current assets	802	Other current liabilities	434

Total fair value of derivative instruments		$29,463		$2,147

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

9. Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development	$2,025	$1,817	$4,110	$4,055
Selling, general and administrative	5,975	5,131	11,679	10,819

Total share-based compensation expense	$8,000	$6,948	$15,789	$14,874

For the three and six months ended June 30, 2010, $250 and $565, respectively, of share-based compensation expense was recognized in cost of sales that was previously capitalized into inventory. The corresponding amounts recognized in 2009 are not material to the results of operations.

The following table summarizes the share-based compensation capitalized to inventory and fixed assets:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Share-based compensation expense capitalized to inventory	$603	$303	$1,346	$569
Share-based compensation expense capitalized to fixed assets	$—	$332	$—	$652

10. Fair Value Measurement

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2010
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3

Cash equivalents	Money market funds	$96,695	$—	$96,695	$—

Marketable securities	Federal agency obligations	$10,009	$—	$10,009	$—

Marketable securities	U.S. Corporate bonds	$26,712	$—	$26,712	$—

Other current assets	Foreign exchange forward contracts	$24,634	$—	$24,634	$—

Other assets	Foreign exchange forward contracts	$4,829	$—	$4,829	$—

Other current liabilities	Foreign exchange forward contracts	$1,305	$—	$1,305	$—

Other liabilities	Foreign exchange forward contracts	$842	$—	$842	$—

Valuation Techniques

Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution and corporate and federal agency bonds, are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

As of June 30, 2010, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

11. Income Taxes

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

In the fourth quarter of 2009, we reversed the valuation allowance recorded against a substantial portion of our deferred tax assets in the United States. We also reversed the valuation allowance recorded against certain non-US deferred tax assets in the second quarter of 2010 where realization of those assets is more likely than not. At the end of the second quarter of 2010, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

The following table provides a comparative summary of our provision for income taxes and effective tax rate for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Provision for income taxes	$10,310	$1,092	$19,449	$1,730
Effective tax rate	32.1%	6.1%	31.3%	5.2%

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Because the valuation allowance on a substantial portion of our U.S. deferred tax assets was reversed at the end of 2009, the tax provision for periods ending December 31, 2009 and prior included a benefit from the utilization of U.S. net operating losses. The tax provision for periods after December 31, 2009 does not include this benefit.

The tax provision for the three and six months ended June 30, 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The second quarter of 2010 provision also includes a benefit of $796 attributable to the release of a valuation allowance on certain non-US deferred tax assets. The tax provision for the three and six months ended June 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes.

12. Employee Benefit Plans

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to:

•	$1.00 for each dollar contributed up to the first 3 percent of an individual’s base salary and incentive cash bonus; and

•	$0.50 for each dollar contributed of the next 2 percent of such compensation.

For the three months ended June 30, 2010 and 2009, we recorded matching contributions of approximately $501 and $344, respectively. For the six months ended June 30, 2010 and 2009, we recorded matching contributions of approximately $1,056 and $850, respectively.

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

The components of net periodic benefit cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$648	$90	$939	$180
Interest cost	37	24	82	48
Expected return on plan assets	(60)	(23)	(106)	(46)
Amortization	4	3	12	6
Employee contribution	(170)	(27)	(263)	(56)

Total net periodic benefit cost	$459	$67	$664	$132

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

13. Commitments and Contingencies

Royalties

Our cost of sales for the three and six months ended June 30, 2010 and 2009 includes royalties to third parties related to the sale of Soliris. As of June 30, 2010 and December 31, 2009, we have recorded $37,998 and $29,177, respectively, in accrued expenses for royalties. We estimate our royalty obligations based on existing contractual obligations and our assessment of estimated royalties potentially owed to other third parties. These estimates may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation or settlement of claims, we may reassess these estimates, resulting in adjustments to cost of sales.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indication and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, the timing for regulatory approval of our manufacturing facility in Rhode Island, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we commercialize our products, delay of collection or reduction in reimbursement due to adverse economic conditions, the short and long term effects of government healthcare measures, and the effect of shifting currency exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

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

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic hematologic, kidney, inflammatory and neurological disorders and transplant rejection. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Soliris was approved by the U.S. Food and Drug Administration (FDA), and the European Commission (E.C.) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

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

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage

Soliris	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		Cold agglutinin disease*	Phase II
		Catastrophic Antiphospholipid Syndrome	Preclinical

	Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase II
		MPGN II (Dense Deposit Disease*)	Phase II

	Transplant	Presensitized Renal Transplant*	Phase II
		Presensitized Cardiac Transplant	Preclinical
		Catastrophic Antiphospholipid Syndrome*	Phase II
		ABO Incompatible Renal Transplant*	Phase II

	Neurology	Myasthenia Gravis	Phase II
		Neuromyelitis Optica*	Phase II
		Multifocal Motor Neuropathy*	Phase II
		Dry Age-Related Macular Degeneration (AMD)*	Phase II

Samalizumab	Oncology	Chronic Lymphocytic Leukemia	Phase I
		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

We are currently focusing our development efforts in two lead development areas: nephrology and transplant.

Nephrology

In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with aHUS, a disease in which the lack of naturally occurring complement inhibitors can cause life-threatening kidney damage. In April 2010, we completed enrollment of four multi-national, multi-center clinical trials evaluating eculizumab for the treatment of adolescent and adult aHUS patients with evidence of thrombotic microangiopathy (clotting in small blood vessels). Approximately 35 patients are being dosed in these studies. The studies include patients who had been treated chronically with plasma therapy and others who were resistant or intolerant to plasma therapy. We have commenced preparations for a pediatric aHUS study and, as previously disclosed, we expect to initiate the study during the second half of 2010. Further, we are also aware that independent investigators have commenced a study to evaluate eculizumab in patients with dense deposit disease, another ultra-rare and severe kidney disease that can evolve into chronic renal failure, requiring dialysis and renal transplantation.

Transplant

We are aware that independent investigators are continuing to enroll patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection, or AHR, as well as transplant patients with catastrophic antiphospholipid syndrome. We are developing protocols to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection and are further considering expansion of development efforts to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs. We are also aware that an independent investigator has begun enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient.

Other Eculizumab Development Programs

The FDA authorized our Investigational New Drug Application, or IND, for studying the safety and efficacy of eculizumab in treating myasthenia gravis, a rare autoimmune syndrome characterized by the failure of neuromuscular transmission, and we are currently enrolling patients in this trial. We are also aware that independent investigators are examining the role of eculizumab for the treatment of two additional neurological disorders: multifocal motor neuropathy and neuromyelitis optica. We are further aware of an investigator who is evaluating eculizumab for the treatment of patients with cold agglutinin disease, an ultra-rare auto-immune hemolytic anemia.

Oncology

Enrollment is now completed in our Phase I dose-escalation clinical study of samalizumab, our anti-CD200 antibody, in patients with treatment refractory chronic lymphocytic leukemia or multiple myeloma. The trial has enrolled approximately 25 patients.

Manufacturing

We currently rely on two facilities, including our own facility in Rhode Island, for commercial and clinical quantities of Soliris, as well as for clinical quantities of product candidates. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

In December 2009, our Rhode Island manufacturing facility received regulatory approval from the E.C. for the production of Soliris. In the fourth quarter of 2009, the FDA commenced its inspection of our Rhode Island manufacturing facility, and we have provided additional information to the FDA regarding our manufacturing processes during early 2010.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Sales AG, or Lonza, dated December 18, 2002, which has been amended from time to time. This agreement, the Lonza Agreement, relates to the manufacture of eculizumab. An amendment to the Lonza Agreement provided for additional production and minimum quantity purchase commitments of Soliris of $30,000 to $35,000 from 2009 through 2013. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we expect to pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition

•	Royalties

•	Inventories

•	Research and development expenses

•	Share-based compensation

•	Income taxes

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

Results of Operations

Revenues

The following table summarizes product revenue for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		$ Variance	Six months ended June 30,		$ Variance

	2010	2009		2010	2009
Net product sales	$125,834	$92,256	$33,578	$243,412	$173,523	$69,889

The increase in revenue for the three and six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories. The increase in revenues from the increase in treated patients was offset by the negative impact of approximately $4,100 and $6,900 for the three and six months ended June 30, 2010 due to changes in foreign currency exchange rates, primarily the Euro and British Pound, versus the three and six months ended June 30, 2009.

Cost of Sales

Cost of sales was $13,721 and $10,313 for the three months ended June 30, 2010 and 2009, respectively and $27,720 and $20,272, for the six months ended June 30, 2010 and 2009, respectively. Cost of sales as a percentage of net product revenue was 10.9% and 11.2% for the three months ended June 30, 2010 and 2009 and 11.4% and 11.7% for the six months ended June 30, 2010 and 2009, respectively. Cost of sales includes manufacturing costs, as well as actual and estimated royalty expenses associated with sales of Soliris.

On a periodic basis and based on events such as the outcome of litigation, we reassess the estimates of royalties owed to certain third parties. Changes in these estimates could have a material impact on our cost of sales in future periods.

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

All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended June 30,		$ Variance	Six months ended June 30,		$ Variance

	2010	2009		2010	2009
Clinical development	$6,194	$5,035	$1,159	$11,736	$9,836	$1,900
Product development	2,238	1,769	469	5,056	4,249	807
Discovery research	529	452	77	967	736	231

Total external direct expenses	8,961	7,256	1,705	17,759	14,821	2,938

Payroll and benefits	12,174	8,930	3,244	23,358	18,238	5,120
Operating and occupancy	1,148	1,190	(42)	2,194	2,506	(312)
Depreciation and amortization	1,407	912	495	2,753	1,812	941

Total other R&D expenses	14,729	11,032	3,697	28,305	22,556	5,749

Research and development expense	$23,690	$18,288	$5,402	$46,064	$37,377	$8,687

For the three months ended June 30, 2010, the increase in research and development expense of $5,402, as compared to the same period in the prior year, was primarily related to the following:

•

Increase of $3,244 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs, as well as product development activities at our production facility in Smithfield, RI.

•

Increase of $1,159 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, offset by decreases in spending on the PNH program (see table below).

For the six months ended June 30, 2010, the increase in research and development expense of $8,687 as compared to the same period in the prior year was primarily related to the following:

•

Increase of $5,120 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs, as well as product development activities at our production facility in Smithfield, RI.

•

Increase of $1,900 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, offset by decreases in spending on the PNH program (see table below).

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended June 30,		$ Variance	Six months ended June 30,		$ Variance

	2010	2009		2010	2009
External direct expenses
Eculizumab: PNH program	$1,050	$1,692	$(642)	$2,383	$3,834	$(1,451)
Eculizumab: non-PNH programs	4,710	2,782	1,928	8,316	5,129	3,187
Samalizumab	273	303	(30)	666	584	82
Unallocated	161	258	(97)	371	289	82

	$6,194	$5,035	$1,159	$11,736	$9,836	$1,900

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

The table below provides information regarding selling, general and administrative expense:

	Three months ended June 30,		$ Variance	Six months ended June 30,		$ Variance

	2010	2009		2010	2009
Selling, general and administrative expense	$56,098	$42,705	$13,393	$106,733	$79,357	$27,376

For the three months ended June 30, 2010, the increase of $13,393 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $7,200. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $4,400 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $2,800 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $6,200 was due primarily to increases in marketing services of $3,100, occupancy and depreciation expenses of $900 relating to new and expanded office spaces in Europe, Japan, Canada, Australia and Latin America and bad debt expense of $600 relating to our Greek receivables.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

For the six months ended June 30, 2010, the increase of $27,376 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $14,400. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $9,200 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $5,200 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $13,000 was due primarily to increases in marketing services of $4,800, charitable contributions of $2,400, travel costs of $1,000, occupancy and depreciation expenses of $1,600 relating to new and expanded office spaces in Europe, Japan, Canada, Australia and Latin America and bad debt expense of $600 relating to our Greek receivables.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $336 and $184, for the three months ended, and $586 and $487, for the six months ended, June 30, 2010 and 2009, respectively. The increases were due to higher cash equivalents and marketable securities balances during the three and six months ended June 30, 2010, as compared to the same period in the prior year.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. Interest expense was $158 and $109, for the three months ended, and $368 and $442 for the six months ended, June 30, 2010 and 2009, respectively. The decrease in interest expense was due to the lower principal balance of our convertible notes as a result of the note conversions and exchanges during 2009 and 2010.

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains (losses) totaled $(420) and $264, for the three months ended, and $(957) and $(129), for the six months ended, June 30, 2010 and 2009, respectively. The gain (loss) recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

We recorded $3,395 of non-cash debt exchange expense in the three month period ended June 30, 2009 relating to the exchange of 5,644 shares for $87,304 principal amount of our 1.375% Convertible Senior Notes. The expense was recorded based on the fair value of the additional shares provided to the noteholders over the stated conversion rate.

Income Taxes

During the three and six months ended June 30, 2010, we recorded an income tax provision of $10,310 and $19,449, an effective rate of 32.1% and 31.3%, respectively, compared to the income tax provision of $1,092 and $1,730 an effective rate of 6.1% and 5.2%, for the three and six months ended June 30, 2009. Because the valuation allowance on a substantial portion of our U.S. deferred tax assets was reversed at the end of 2009, the tax provision for periods ending December 31, 2009 and prior included a benefit from the utilization of U.S. net operating losses. The tax provision for periods after December 31, 2009 does not include this benefit.

The tax provision for the three and six months ended June 30, 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three and six months ended June 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period, as well as U.S. federal alternative minimum tax and certain state income taxes.

We expect that our normalized effective tax rate will range from between 30 and 32 percent for 2010. While the U.S. federal research credit provision expired on December 31, 2009, Congress may reinstate the research tax credit retroactive to the beginning of the year. We have not yet considered any tax benefit for the credit and we will continue to monitor the status of this provision. We would report any related tax benefit if and when the credit is reinstated.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Liquidity and Capital Resources

As of June 30, 2010, our consolidated cash, cash equivalents and marketable securities totaled $248,825. Until required for use in the business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. government and agency bonds in accordance with our investment policy.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, accounts receivable and our foreign exchange derivative contracts. At June 30, 2010, one individual customer accounted for 20.6% of the accounts receivable balance. At June 30, 2009, one individual customer accounted for 18.8% of the accounts receivable balance.

For the three and six months ended June 30, 2010, one customer accounted for 22.4% and 21.9% of our product sales, respectively. For the three and six months ended June 30, 2009, one customer accounted for 19.2% and 19.8% of our product sales, respectively.

At June 30, 2010, we have foreign exchange forward contracts with notional amounts totaling $237,436. These outstanding foreign exchange forward contracts had a net fair value of $27,316, of which an unrealized gain of $29,463 is included in other assets, offset by an unrealized loss of $2,147 included in other liabilities. The counterparty to these foreign exchange forward contracts is a large multinational commercial bank, and we believe the risk of nonperformance is not material. However, we can not be assured that the financial institution will not be further impacted by the current economic environment.

In January 2010, we amended and restated our existing credit agreement to, among other things, increase our revolving credit facility by $25,000. The Amended Credit Agreement provides for a $50,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000 in accordance with its terms.

At June 30, 2010, our working capital was $402,556, compared to $288,194 at December 31, 2009. At June 30, 2010, our current ratio was 5.5, compared to 4.4 at December 31, 2009. The increase was primarily due to increases in our cash and cash equivalents, marketable securities, inventory and forward receivables, without a similar increase in current liabilities.

We anticipate that cash generated from operations and our existing available cash should provide us adequate resources to fund our operating expenses and capital requirements as currently planned for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities was $66,954 and $42,643 for the six months ended June 30, 2010 and 2009, respectively. The increase is primarily due to the net income achieved in 2010 versus the net income achieved in the same period in 2009. The components of cash provided by operating activities, as reported in our Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, deferred taxes, unrealized foreign currency gain (loss), and unrealized loss on foreign exchange forward contracts, was $90,402 and $52,898 for the six months ended June 30, 2010 and 2009, respectively.

•

Net cash outflow due to changes in operating assets and liabilities were $23,448 and $10,255 for the six months ended June 30, 2010 and 2009, respectively. The $23,448 change in operating assets and liabilities primarily relates to increases in inventory and accounts receivable of $37,917 offset by a $6,620 decrease in prepaid expenses and other assets and a $6,366 increase in accounts payable and accrued expenses.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cash Flows from Investing Activities

Net cash used in investing activities was $23,920 and $46,199 for the six months ended June 30, 2010 and 2009, respectively. The components of cash used for investing activities consisted of the following:

•

Additions to property, plant and equipment were $5,503 and $18,325 for the six months ended June 30, 2010 and 2009, respectively. The reduction in additions to property, plant and equipment was primarily as a result of the approval of our Rhode Island manufacturing facility by the EC in December 2009. Through the approval date, we capitalized costs associated with the construction and validation of our Rhode Island manufacturing facility, and we ceased capitalization of these costs beginning in January 2010.

•	Purchases of marketable securities of $23,647, offset by sales of marketable securities of $5,250 for the six months ended June 30, 2010.

•	Payments of $25,000 and $2,500 related to the final payment for the PDL settlement and OMRF patent purchase agreement for the six months ended June 30, 2009.

Cash Flows from Financing Activities

Net cash provided by financing activities was $14,210 and $10,655 for the six months ended June 30, 2010 and 2009, respectively. These amounts reflected proceeds from the issuance of common stock related to the exercise of stock options of $13,803 and $10,800.

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

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In January 2010, we entered into an amended and restated credit agreement, the Amended Credit Agreement, that provides for an available $50,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000 in accordance with the Amended Credit Agreement. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and the real estate owned by Alexion Manufacturing LLC, its wholly owned subsidiary, but excluding intellectual property and assets of foreign subsidiaries.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

As of June 30, 2010, we had no outstanding amounts under the revolving credit facility other than letters of credit, and approximately $44,000 was available for withdrawal.

Convertible Notes

As of June 30, 2010, we had outstanding $3,718 principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes. We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The Notes do not contain covenants related to our financial performance.

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

In the first quarter of 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock. During the second quarter of 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $5,200 resulting in the issuance of 330,629 shares of our common stock.

As of June 30, 2010, $3,718 principal amount of the 1.375% Notes is outstanding, and the fair value, based on quoted market prices, was estimated at $12,090. The $18,642 decrease in fair value from December 31, 2009 is primarily attributable to the exchange of $6,200 principal amount of the notes for 394,211 shares of common stock during the first half of 2010.

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

Interest Rate Risk

As of June 30, 2010, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

At June 30, 2010, we held $36,721 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds, through maturity.

Our outstanding long-term liabilities as of June 30, 2010 included our $3,718 principal amount of 1.375% Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes.

In January 2010, we entered into a $50,000 amended and restated revolving credit facility, the Amended Credit Agreement. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 2.50% to 3.00% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1%, plus 0.50% to 1.00% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). We do not expect changes in interest rates related to our revolving credit facility to have a material effect on our financial statements.

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

We currently have a derivative program in place to achieve two goals: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet and 2) hedge a portion of our forecasted product sales, using contracts with duration of up to 24 months, to mitigate fluctuations in foreign exchange rates. Both programs utilize foreign exchange forward contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.

As of June 30, 2010, we held foreign exchange forward contracts with notional amounts totaling $237,436. As of June 30, 2010, our outstanding foreign exchange forward contracts had a net fair value of $27,316.

We do not use derivative financial instruments for speculative trading purposes. The counterparty to these foreign exchange forward contracts is a multinational commercial bank. We believe the risk of counterparty nonperformance is not material.

Since our foreign currency hedges are designed to offset gains and losses on our monetary assets and liabilities, we do not expect that a hypothetical 10% adverse fluctuation in exchange rates would result in a material change in the fair value of our foreign currency sensitive assets, which include our monetary assets and liabilities and our foreign exchange forward contracts. The analysis above does not consider the impact that hypothetical changes in foreign currency exchange rates would have on future transactions such as anticipated sales.

Credit Risk

Our European product sales to government-owned or supported customers in certain countries, including Greece, are subject to delays in payment due to government funding and reimbursement practices. Because these customers are government owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries.

During the second quarter 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity rates ranging from 2 to 3 years. As a result of this announcement, we have recorded an adjustment of $600 to bad debt expense within selling, general and administrative expenses as a result of discounting the accounts receivable to present value.

A significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable or may increase the length of time until these receivable are collected, resulting in a higher allowance for doubtful accounts and also may negatively impact our ability to recognize future revenue at the time of product delivery in these countries.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We dedicate significant resources to the worldwide expansion of the commercialization of Soliris for the treatment of PNH. We have established sales and marketing capabilities, and are commercializing Soliris in many countries throughout the world. In certain countries, particularly in the European Union, we continue discussions with appropriate authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We submitted applications for marketing authorization of Soliris for the treatment of PNH in additional territories, and received approval in Canada and Australia in 2009 and Japan, South Korea and Switzerland in 2010. We cannot guarantee that any marketing applications that we file will be approved in all countries where we seek authorization to sell Soliris, or even if approved, that we will be able to obtain reimbursement for Soliris or that we will be able to successfully commercialize Soliris in any additional countries. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced. If we are not successful in increasing sales of Soliris in the United States and Europe and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.

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

If we are unable to obtain, or maintain at anticipated levels, reimbursement for Soliris from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.

We may not be able to sell Soliris on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Soliris is significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on governmental, private third-party payors and other third-party payors, such as Medicare and Medicaid in the United States or country specific governmental organizations, to defray the cost of Soliris to the patient. If these entities refuse to provide coverage and reimbursement with respect to Soliris, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates, then our pricing or reimbursement for Soliris may be affected and our product sales, results of operations or financial condition could be harmed.

In certain countries where we are seeking or may seek to commercialize Soliris, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payors, including private insurance and governmental payors. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and begin to market Soliris in foreign countries or if coverage and reimbursement for Soliris in foreign countries is limited. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.

Changes in pricing or the amount of reimbursement in countries where we currently commercialize Soliris may also reduce our profitability and worsen our financial condition. In the United States, European countries, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. For example, the German government recently adopted legislation to increase mandatory discounts on pharmaceutical products and impose a temporary freeze on pharmaceutical pricing, including Soliris. A significant reduction in the amount of reimbursement or pricing for Soliris in one or more countries may have a material adverse effect on our business. See additional discussion below under the headings “Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business” and “The current credit and financial market conditions may aggravate certain risks affecting our business.” In addition, certain countries establish pricing and reimbursement amounts by reference to the price of the same product in other countries. If coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories.

Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payors may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.

Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. In the United States, Alexion has financially supported non-profit organizations, such as the PNH Fund of the National Organization for Rare Disorders, or NORD, which assist patients in accessing treatment for PNH, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s, and other similar organizations’, ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes in the United States and elsewhere. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

We are also focusing development efforts on the use of eculizumab for the treatment of diseases other than PNH. The success of these programs depends on many factors, including those described under the heading “Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH.” If eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or determine to provide a lower level of coverage or reimbursement than is currently in effect.

We may not be able to gain or maintain market acceptance among the medical community or patients which would prevent us from maintaining profitability in the future.

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

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the Food and Drug Administration, or FDA, other federal and state agencies, and governmental authorities in other territories. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA’s approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy Program, or REMS program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.

As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the European Medicines Agency, or EMA, Japan’s Ministry of Health, Labour and Welfare, or MHLW, and certain other health agencies. We, the FDA, the EMA, the MHLW or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. In December 2009, the E.C. approved the use of our Rhode Island manufacturing facility for the production of Soliris, and we are authorized to sell product that is manufactured in our facility in the European Union and certain other territories. The FDA commenced its inspections of this facility during 2009; however we will not be capable of manufacturing Soliris in our Rhode Island facility for commercial sale in the United States until such time as we have received the required FDA approval for our facility in Rhode Island, if ever. Any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EMA, MHLW or other agencies could result in:

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

We tested Soliris in only a small number of patients. As more patients begin to use Soliris, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of applicable law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH in controlled clinical settings, and expect independent investigators to do so as well. In the event of any new risks or adverse effects discovered as new patients are treated for PNH and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

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

Some patients treated with Soliris for PNH or other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Neisseria bacteria. Serious cases of Neisseria infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. PNH patients in our TRIUMPH and SHEPHERD trials all received vaccination against Neisseria bacteria prior to first administration of Soliris and all patients who are prescribed Soliris are required by prescribing guidelines to be vaccinated prior to receiving their first dose; however, vaccination does not eliminate all risk of becoming infected with Neisseria bacteria. Some patients treated with Soliris who had been vaccinated have become infected with Neisseria bacteria, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

Although we obtained regulatory approval to market and sell Soliris for PNH in the United States, Europe, Japan and other territories, we cannot guarantee that we will obtain the regulatory or reimbursement approvals for Soliris in each territory where we seek approval.

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

Commercial quantities of Soliris can only be manufactured at two facilities, including our own facility in Rhode Island, and we are currently entirely dependent on a single third party to manufacture commercial quantities of Soliris for sale in the United States and Japan. Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other supply vendor fails to provide sufficient quantities of Soliris.

Commercial quantities of Soliris are manufactured by us at our Rhode Island manufacturing facility and by Lonza Sales AG, or Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA and MHLW. If we or our third-party suppliers fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.

Until December 2009, only Lonza was capable of manufacturing commercial quantities of Soliris. In December 2009, the E.C. approved the use of our Rhode Island manufacturing facility for the production of Soliris and we are authorized to sell product that is manufactured in our facility in the European Union and certain other territories. However, we will not be capable of manufacturing Soliris for commercial sale in the United States or Japan until such time as we have received the required FDA and MHLW approval for our manufacturing facility in Rhode Island, if ever. Therefore, we will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in the United States and Japan until that time.

The manufacture of Soliris is difficult. Manufacture of a biologic requires a multi-step controlled process and even minor problems or deviations could result in defects or failures. We cannot be certain that we or Lonza will be able to perform uninterrupted supply chain services. The failure to manufacture appropriate supplies of Soliris, on a timely basis, or at all, may prevent or interrupt the commercialization of Soliris. If we or Lonza were unable to manufacture Soliris for any period, or if we do not obtain approval of our facility by the FDA or MHLW, we may incur substantial loss of sales. If we are forced to find an alternative supplier for Soliris, in addition to loss of sales, we may also incur significant costs and experience significant delay in establishing a new arrangement.

We also depend on a few outside vendors for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We do not have control over any third-party manufacturer’s, vialer’s or other third party provider’s compliance with the rules and regulations of the FDA, EMA, MHLW or any other applicable regulations or standards. Any difficulties or delays in our third party manufacturing and supply of Soliris and other product candidates, or any failure of our third party providers to maintain compliance with the applicable regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the three months ended June 30, 2010, our single largest customer, AmerisourceBergen, accounted for 22.4% of our Soliris net product sales, and our three largest customers accounted for approximately 37.1% of our net product sales. As of June 30, 2010, our single largest customer, AmerisourceBergen, accounted for 20.6% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris for the treatment of PNH ourselves in the United States, Europe, Japan and several other territories, but have only limited experience thus far with marketing, sales or distribution of drug products. We have established commercial capabilities in the United States, Europe and Japan. If we are unable to establish and/or expand our capabilities to sell, market and distribute Soliris for the treatment of PNH or, if approved by the necessary regulatory agencies, other future indications, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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

All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH, and we do not know when or if Soliris will be approved in other indications. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

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

Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the design or results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, our company could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.

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

We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. In December 2009, the E.C. approved the use of our facility for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the European Union and certain other territories. However, the plant is not currently approved by the FDA, MHLW or other regulatory agencies to manufacture Soliris and we will not be capable of manufacturing Soliris for commercial sale in the United States or Japan on our own until such time as we have received FDA approval of our manufacturing facility, if ever. Until December 2009, we have depended on a single third party for commercial supply of Soliris, and until our facility is approved by the FDA and MHLW, as applicable, we are still entirely dependent on this third party for commercial quantities of Soliris for sale in the United States and Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at our Smithfield, Rhode Island plant under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Smithfield, Rhode Island is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.

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

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We previously reported that three civil actions were filed against us relating to the commercialization of Soliris and the intellectual property rights of third parties. Each of these cases was resolved in 2008, however, additional third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the actions described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

•	Soliris and our product candidates do not infringe the patents;

•	the patents are not valid; or

•	we have identified and tested or are testing various modifications that we believe should not infringe the patents and which should permit commercialization of our product candidates.

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

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis for the years ended December 31, 2009 and 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States and Europe during 2007. We cannot guarantee that we will be successful in marketing and selling Soliris in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, on a continued basis, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions, our ability to successfully market Soliris in additional countries and regions, and our ability to successfully manufacture and commercialize our drug candidates.

If our competitors get to the marketplace before we do, or with better or cheaper drugs, Soliris and our product candidates may not be profitable to continue to pursue.

The FDA, E.C. and the MHLW granted orphan drug designation for Soliris in the treatment of PNH, which entitles us to exclusivity for a total of seven years in the United States and for ten years in Europe and Japan. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. Other companies have publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes or therapeutic human antibodies from mice that have been bred to include some human antibody genes. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before Alexion for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.

We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Japan several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.

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

We may not receive funding when we need it or funding may only be available on unfavorable terms. Financial markets in the United States, Europe and the rest of the world have been experiencing significant volatility in security prices, substantially diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that we will be able to access credit or equity markets in order to finance our operations in the United States, Europe or Japan, grow our operations in any territory, or expand development programs for our product candidates, or that there will not be a further deterioration in financial markets and confidence in economies. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities or future operations. We might have to license our technology to others or relinquish commercialization rights. This could result in sharing revenues that we might otherwise retain for ourselves. Any of these actions would harm our business.

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

Over the past few years, we have significantly expanded our operations and expect to continue to do so in the future. Our operations in foreign countries subject us to the following additional risks:

•	fluctuations in currency exchange rates;

•	political or economic determinations that adversely impact pricing or reimbursement policies;

•	economic problems or political instability that disrupt healthcare payment systems;

•	difficulties or inability to obtain financing in markets;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties enforcing contractual and intellectual property rights;

•

changes in laws, regulations or enforcement practices with respect to our business, including without limitation laws relating to reimbursement, competition, pricing and sales and marketing of our products;

•	trade restrictions and restrictions on direct investments by foreign entities;

•	compliance with tax, employment and labor laws;

•	costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions;

•	costs and difficulties in managing and monitoring international operations; and

•	longer payment cycles.

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

We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Swiss Franc and British Pound. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced.

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

Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business.

In March 2010, the United States adopted the Affordable Care Act and governments in many foreign countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. Any such government-adopted healthcare measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payors. For example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, changes in government policies or new legislation, or the impact of total Soliris reimbursement to any one payor. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of Soliris, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

Risks Related to Our Common Stock

If the trading price of our common stock continues to fluctuate in a wide range, our stockholders will suffer considerable uncertainty with respect to an investment in our common stock.

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2008 and June 30, 2010, the closing sales price of our common stock fluctuated from a low of $25.49 per share to a high of $56.68 per share, as reported after giving effect to the forward two-for-one stock split effected on August 22, 2008. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

101 The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: July 30, 2010	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: July 30, 2010	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)