Form 10-Q
period 2010-09-30
ALEXION PHARMACEUTICALS INC
filed 2010-11-02
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Common Stock, $0.0001 par value	90,490,697
Class	Outstanding at October 26, 2010

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$209,956	$157,172
Marketable securities	88,598	19,048
Trade accounts receivable, net	154,088	113,731
Inventories	60,412	40,885
Deferred tax assets	19,714	16,726
Prepaid expenses and other current assets	25,469	25,894

Total current assets	558,237	373,456

Property, plant and equipment, net	162,111	164,691
Intangible assets, net	25,239	28,589
Goodwill	19,954	19,954
Deferred tax assets	164,446	194,308
Other assets	12,270	5,403

Total assets	$942,257	$786,401

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,322	$11,530
Accrued expenses	88,199	66,915
Deferred revenue	4,166	1,652
Current portion of capital lease obligations	939	422
Other current liabilities	11,037	4,743

Total current liabilities	117,663	85,262

Capital lease obligations, less current portion	306	503
Convertible notes	3,718	9,918
Deferred tax liabilities	217	204
Other liabilities	8,537	2,158

Total liabilities	130,441	98,045

Commitments and contingencies (Note 13)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 90,905 and 89,097 shares issued at September 30, 2010 and December 31, 2009, respectively	5	5
Additional paid-in capital	1,149,470	1,093,933
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive loss	(4,599)	(1,942)
Accumulated deficit	(330,384)	(400,964)

Total stockholders’ equity	811,816	688,356

Total liabilities and stockholders’ equity	$942,257	$786,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009

Net product sales	$141,569	$102,628	$384,982	$276,151

Cost of sales	16,495	11,895	44,215	32,167

Operating expenses:
Research and development	25,153	21,323	71,217	58,700
Selling, general and administrative	57,208	41,523	163,941	120,880

Total operating expenses	82,361	62,846	235,158	179,580

Operating income	42,713	27,887	105,609	64,404

Other income and expense:
Investment income	483	125	1,069	612
Interest expense	(162)	(80)	(530)	(522)
Foreign currency loss	(427)	(250)	(1,384)	(379)
Debt exchange expense	—	—	—	(3,395)

Income before income taxes	42,607	27,682	104,764	60,720

Income tax provision	14,734	951	34,184	2,681

Net income	$27,873	$26,731	$70,580	$58,039

Earnings per common share
Basic	$0.31	$0.31	$0.79	$0.69

Diluted	$0.30	$0.29	$0.76	$0.65

Shares used in computing earnings per common share
Basic	89,490	87,447	89,003	84,464

Diluted	93,021	90,946	92,580	90,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income	$70,580	$58,039
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,864	8,935
Share-based compensation expense	24,733	21,853
Non-cash debt exchange expense	—	3,395
Deferred taxes	27,168	—
Marketable securities premium amortization	758	—
Unrealized foreign currency gain	(1,712)	(3,057)
Unrealized loss on forward contracts	8,869	1,673
Loss on disposal of property, plant and equipment	76	108
Changes in operating assets and liabilities:
Accounts receivable	(42,159)	(30,886)
Inventories	(14,218)	9,809
Prepaid expenses and other assets	(3,534)	(6,335)
Accounts payable and accrued expenses	24,899	15,820
Deferred revenue	2,573	2,044

Net cash provided by operating activities	109,897	81,398

Cash flows from investing activities:
Purchases of marketable securities	(82,545)	—
Proceeds from maturity or sale of marketable securities	12,155	—
Purchases of property, plant and equipment	(8,928)	(26,105)
Purchase of technology rights	(20)	(27,740)
(Increase) decrease in restricted cash	(2)	132

Net cash used in investing activities	(79,340)	(53,713)

Cash flows from financing activities:
Payments on capital leases	(379)	(221)
Payments on mortgage loan	—	(24,000)
Excess tax benefit from stock options	577	—
Net proceeds from the exercise of stock options	22,819	22,533

Net cash provided by (used in) financing activities	23,017	(1,688)

Effect of exchange rate changes on cash	(790)	1,286

Net change in cash and cash equivalents	52,784	27,283

Cash and cash equivalents at beginning of period	157,172	138,012

Cash and cash equivalents at end of period	$209,956	$165,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including those in the therapeutic areas of hematology, nephrology including transplant rejection, neurology, ophthalmology and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, an ultra-rare and life-threatening blood disorder. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss), net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.

The accompanying unaudited condensed consolidated financial statements include the accounts of Alexion Pharmaceuticals, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have reclassified certain balance sheet amounts for the prior period to conform to the current year presentation.

3. Revenue and Accounts Receivable

Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in the Company’s statements of operations and do not impact net product sales.

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

In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for individual patients through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sales.

Because of factors such as the pricing of Soliris, the limited number of patients, the short period from sale of product to patient infusion and the lack of contractual return rights, Soliris customers generally carry limited inventory. We monitor inventory within our distribution channel to determine whether deferral of sales is required. To date, actual refunds and returns have been negligible.

We record estimated rebates payable under governmental programs, including Medicaid in the United States and other programs outside the United States, as a reduction of revenue at the time of product sale. Our calculations related to these rebate accruals require an analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments, which may have an impact on revenue in the period in which the adjustment is made. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months.

In March 2010, United States government healthcare legislation, which contains several provisions that impact rebates payable, was enacted. The provisions in the legislation related to rebates payable include an increase in the minimum Medicaid rebate percentages, which is also extended as a discount to 340B institutions, and an extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid recipients. We have recorded estimated rebates payable according to the new legislation. If the provisions of this legislation change, we may revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. We record the effective portion of these cash flow hedges to revenue in the period in which the derivative contract is settled.

Accounts Receivable

Our product sales to government-owned or supported customers in certain European countries, including Greece, are subject to delays in payments due to government funding and reimbursement practices. Because these customers are government-owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. During the second quarter of 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from 1 to 4 years.

For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value, with a corresponding adjustment to revenue.

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

4. Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.

The components of inventory are as follows:

	September 30, 2010	December 31, 2009

Raw materials	$2,912	$2,678
Work-in-process	33,510	6,900
Finished goods	23,990	31,307

	$60,412	$40,885

5. Comprehensive Income

The following table summarizes components of our comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$27,873	$26,731	$70,580	$58,039
Unrealized losses on hedge contracts, net of tax	(24,027)	(5,525)	(550)	(14,039)
Net unrealized gain on available for sale securities, net of tax	151	—	24	—
Foreign currency translation adjustment	1,197	296	(299)	455

Comprehensive income	$5,194	$21,502	$69,755	$44,455

6. Debt

In January 2010, we amended and restated our existing credit agreement, the Amended Credit Agreement, to, among other things, increase the revolving credit facility by $25,000. The Amended Credit Agreement provides for a $50,000 facility through January 22, 2013, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and the real estate owned by Alexion Manufacturing LLC, its wholly owned subsidiary, but excluding intellectual property and assets of foreign subsidiaries.

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

The Amended Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan. As of September 30, 2010, we had no outstanding amounts under the revolving credit facility other than letters of credit, and approximately $43,000 was available for withdrawal.

In the first quarter of 2010, certain holders of our 1.375% Convertible Senior Notes due February 2012, or the 1.375% Notes, exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock. In the second quarter of 2010, certain holders of our 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $5,200 resulting in the issuance of 330,629 shares of our common stock. As of September 30, 2010, $3,718 of the 1.375% Notes remains outstanding, and the fair value, based on quoted market prices, was estimated at $15,141.

7. Earnings Per Common Share

Basic earnings per common share (EPS) are computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income is adjusted for the after-tax amount of interest and deferred financing costs associated with our convertible debt, and the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income used for basic calculation	$27,873	$26,731	$70,580	$58,039
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	11	11	63	287

Net income used for diluted calculation	27,884	26,742	70,643	58,326

Shares used in computing earnings per common share—basic	89,490	87,447	89,003	84,464
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	237	631	432	3,073
Stock awards	3,294	2,868	3,145	2,709

Dilutive potential common shares	3,531	3,499	3,577	5,782

Shares used in computing earnings per common share—diluted	93,021	90,946	92,580	90,246

Earnings per common share:
Basic	$0.31	$0.31	$0.79	$0.69
Diluted	$0.30	$0.29	$0.76	$0.65

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and nine months ended September 30, 2010 and 2009 because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Potentially dilutive securities:
Options to purchase common stock	1,461	2,024	1,412	2,442
Unvested restricted stock	2	19	4	28

	1,463	2,043	1,416	2,470

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

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted intercompany revenues. These hedges are designated as cash flow hedges upon contract inception. As of September 30, 2010, we have open contracts with notional amounts totaling $134,379 that qualified for hedge accounting.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Loss recognized in OCI, net of tax	$(24,027)	$(5,525)	$(550)	$(14,039)

Gain reclassified from OCI to net product sales (Effective portion)	$4,512	$444	$7,023	$6,940

Gain (loss) reclassified from OCI to other income (Ineffective portion)	$(716)	$270	$103	$482

Assuming no change in foreign exchange rates from market rates at September 30, 2010, $2,034 of the gain recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting under the guidance; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2010, the notional settlement amount of foreign exchange contracts relating to monetary assets and liabilities was $63,835.

We recognized a gain (loss) of $3,511 and $(2,096), in other income and expense, for the three months ended September 30, 2010 and 2009, respectively, and $13,464 and $(5,045), for the nine months ended September 30, 2010 and 2009, respectively, associated with foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following table summarizes the Company’s fair value of outstanding derivatives at September 30, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8,213	Other current liabilities	$5,320

Foreign exchange forward contracts	Other non-current assets	640	Other non-current liabilities	3,234

Derivatives not designated as hedging instruments:

Foreign exchange forward contracts	Other current assets	192	Other current liabilities	5,717

Total fair value of derivative instruments		$9,045		$14,271

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

9. Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$2,029	$2,108	$6,139	$6,163
Selling, general and administrative	6,060	4,871	17,739	15,690

Total share-based compensation expense	$8,089	$6,979	$23,878	$21,853

For the three and nine months ended September 30, 2010, $290 and $855, respectively, of share-based compensation expense was recognized in cost of sales that was previously capitalized into inventory. The corresponding amounts recognized in 2009 are not material to the results of operations.

The following table summarizes the share-based compensation capitalized to inventory and fixed assets:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Share-based compensation expense capitalized to inventory	$741	$435	$2,087	$1,004
Share-based compensation expense capitalized to fixed assets	$—	$202	$—	$854

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Type of Instrument	Fair Value Measurement at September 30, 2010
Balance Sheet Classification		Total	Level 1	Level 2	Level 3

Cash equivalents	Money market funds	$121,842	$—	$121,842	$—

Marketable securities	Federal agency obligations	$10,016	$—	$10,016	$—

Marketable securities	U.S. Corporate bonds	$78,582	$—	$78,582	$—

Other current assets	Foreign exchange forward contracts	$8,405	$—	$8,405	$—

Other assets	Foreign exchange forward contracts	$640	$—	$640	$—

Other current liabilities	Foreign exchange forward contracts	$11,037	$—	$11,037	$—

Other liabilities	Foreign exchange forward contracts	$3,234	$—	$3,234	$—

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

As of September 30, 2010, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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

In the fourth quarter of 2009, we reversed the valuation allowance recorded against a substantial portion of our deferred tax assets in the United States. We also reversed the valuation allowance recorded against certain non-U.S. deferred tax assets in the second quarter of 2010 where realization of those assets is now more likely than not. At the end of the third quarter of 2010, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table provides a comparative summary of our provision for income taxes and effective tax rate for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Provision for income taxes	$14,734	$951	$34,184	$2,681
Effective tax rate	34.6%	3.4%	32.6%	4.4%

Because the valuation allowance on a substantial portion of our U.S. deferred tax assets was reversed at the end of 2009, the tax provision for periods ending December 31, 2009 and prior included a benefit from the utilization of U.S. net operating losses. The tax provision against our U.S. earnings for periods after December 31, 2009 does not include this benefit.

The tax provision for the three and nine months ended September 30, 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three and nine months ended September 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period as well as U.S. federal alternative minimum tax and certain state income taxes.

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

For the three months ended September 30, 2010 and 2009, we recorded matching contributions of approximately $410 and $371, respectively. For the nine months ended September 30, 2010 and 2009, we recorded matching contributions of approximately $1,466 and $1,221, respectively.

Defined Benefit Plan

We maintain defined benefit plans for employees outside the United States, including a retirement benefit plan required by local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The components of net periodic benefit cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$414	$95	$1,539	$273
Interest cost	103	25	188	73
Expected return on plan assets	(69)	(24)	(175)	(69)
Amortization	13	3	25	9
Employee contribution	(160)	(28)	(423)	(83)

Total net periodic benefit cost	$301	$71	$1,154	$203

13. Commitments and Contingencies

Royalties

Our cost of sales for the three and nine months ended September 30, 2010 and 2009 includes royalties to third parties related to the sale of Soliris. As of September 30, 2010 and December 31, 2009, we have recorded $43,675 and $29,177, respectively, in accrued expenses for royalties.

A portion of the accrued royalty balance relates to known contractual obligations which are paid to third parties on a regular basis. In addition to known obligations, we also make estimates of our royalty obligations based on our assessment of estimated royalties potentially owed to other third parties. This remaining estimated amount represents a substantial portion of the accrued royalty balance. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation or settlement of claims, we may reassess these estimates, which could result in a material adverse adjustment to our operating results.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indication and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we commercialize our products, delay of collection or reduction in reimbursement due to adverse economic conditions, the short and long term effects of government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

Alexion Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including those in the therapeutic areas of hematology, nephrology including transplant rejection, neurology, ophthalmology and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, an ultra-rare and life-threatening blood disorder. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology including transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by uncontrolled complement activation leading to

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

Soliris was approved by the U.S. Food and Drug Administration (FDA), and the European Commission (E.C.) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with atypical Hemolytic Uremic Syndrome, or aHUS, an ultra-rare, inherited and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease or failure.

Clinical

We are focusing our research and development efforts on the use of eculizumab as a treatment for patients with other ultra-rare and severe complement-mediated conditions, including kidney diseases, transplant rejection and other severe chronic disorders.

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage

Soliris	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		Cold agglutinin disease*	Phase II

	Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase II
		MPGN II (Dense Deposit Disease)*	Phase II
		Presensitized Renal Transplant*	Phase II
		Kidney Transplant for Catastrophic Antiphospholipid Syndrome*	Phase II
		ABO Incompatible Renal Transplant*	Phase II

	Neurology	Myasthenia Gravis	Phase II
		Neuromyelitis Optica*	Phase II
		Multifocal Motor Neuropathy*	Phase II

	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II

Samalizumab	Oncology	Chronic Lymphocytic Leukemia	Phase I
		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

We are currently focusing our development efforts in two therapeutic areas: hematology and nephrology. We are also continuing to advance our pipeline programs in neurology, ophthalmology and cancer.

Hematology: PNH

Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria, or PNH, an ultra-rare, debilitating and life-threatening blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with leading researchers world-wide to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.

Hematology: CAD

Also within our hematology therapeutic area, an investigator-initiated Phase II study will soon begin dosing patients with eculizumab for the treatment of Cold Agglutinin Disease, or CAD. CAD is a severe, ultra-rare complement-mediated autoimmune disease characterized by the presence of high concentrations of circulating complement-activating antibodies directed against red blood cells. As observed with PNH patients, CAD patients also suffer from the clinical consequences of severe hemolysis.

Nephrology: aHUS

In 2009, the FDA and E.C. granted eculizumab orphan drug designation for the treatment of patients with the ultra-rare and life-threatening disorder aHUS. In patients with aHUS, deficiency of naturally occurring complement inhibitors causes uncontrolled complement activation which leads to thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In April 2010, we completed enrollment of two (each with adolescent and adult patients) multi-national, multi-center clinical trials evaluating eculizumab for the treatment of adolescent and adult aHUS patients with evidence of thrombotic microangiopathy (clotting in small blood vessels). Approximately 35 patients are being dosed in these studies. The studies include patients who had received plasma therapy chronically and others who were resistant or intolerant to plasma therapy. In October 2010, scientific abstracts were published of interim results from these two trials which indicated that the primary and key secondary endpoints were positive, and that updated and further results were expected to be presented at the 2010 American Society of Nephrology scientific meetings. Following the closing of enrollment in these two clinical studies, we have commenced a new Phase II, open-label trial in adult aHUS patients and, separately, we have also commenced a pediatric aHUS study.

Nephrology: MPGN II

Further, in our nephrology therapeutic area we are aware that independent investigators have commenced studies to evaluate eculizumab in patients with MPGN II, or dense deposit disease, another ultra-rare and severe kidney disease in which uncontrolled complement activation can evolve into chronic renal failure, requiring dialysis and renal transplantation.

Nephrology: Transplant

We are aware that independent investigators are continuing to enroll patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection, or AHR, as well as transplant patients with catastrophic antiphospholipid syndrome. We are also aware that an independent investigator

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

has begun enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient. We are developing protocols to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection and are further considering expansion of development efforts to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs.

Neurology

The FDA authorized our Investigational New Drug Application, or IND, for studying the safety and efficacy of eculizumab in treating patients with myasthenia gravis, a rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission, and we are currently enrolling patients in this trial. We are also aware that independent investigators are examining the role of eculizumab for the treatment of two additional neurological disorders: neuromyelitis optica and multifocal motor neuropathy.

Ophthalmology

We are aware of an independent investigator who continues to enroll patients in a study evaluating the safety and efficacy of eculizumab as a treatment for the dry form of age-related macular degeneration. Age-related macular degeneration is a medical condition usually affecting older adults in which uncontrolled complement activation results in a loss of vision in the center of the visual field (the macula) and complement-mediated damage to the retina. It occurs in both “dry” and “wet” (involving new blood vessel formation) forms. It is a major cause of visual impairment in older adults.

Oncology

Enrollment is now completed in our Phase I dose-escalation clinical study of samalizumab, our anti-CD200 antibody, in patients with treatment refractory chronic lymphocytic leukemia or multiple myeloma. The trial has enrolled approximately 25 patients.

Manufacturing

We currently rely on two facilities, our own facility in Rhode Island and a third party manufacturer, for commercial and clinical quantities of Soliris, as well as for clinical quantities of product candidates. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

In December 2009 and August 2010, the E.C. and FDA, respectively, approved our Rhode Island manufacturing facility for the production of Soliris.

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Sales AG, or Lonza, dated December 18, 2002, which has been amended from time to time. This agreement, the Lonza Agreement, relates to the manufacture of eculizumab. An amendment to the Lonza Agreement provided for additional production and minimum quantity purchase commitments of Soliris of $30,000 to $35,000 from 2009 through 2013. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2009. Under accounting principles

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Results of Operations

Revenues

The following table summarizes product revenue for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2010	2009		2010	2009
Net product sales	$141,569	$102,628	$38,941	$384,982	$276,151	$108,831

The increase in revenue for the three and nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approvals in Japan which impacted sales in the third quarter of 2010. The increase in revenues was offset by the negative impact of approximately $3,300 and $10,300 for the three and nine months ended September 30, 2010 due to changes in foreign currency exchange rates (inclusive of hedging activity), primarily the Euro and British Pound, versus the three and nine months ended September 30, 2009.

Cost of Sales

Cost of sales was $16,495 and $11,895 for the three months ended September 30, 2010 and 2009, respectively and $44,215 and $32,167, for the nine months ended September 30, 2010 and 2009, respectively. Cost of sales as a percentage of net product revenue was 11.7% and 11.6% for the three months ended September 30, 2010 and 2009 and 11.5% and 11.6% for the nine months ended September 30, 2010 and 2009, respectively. Cost of sales includes manufacturing costs, as well as actual and estimated royalty expenses associated with sales of Soliris.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The estimates of our royalty obligations are based on our assessment of estimated royalties potentially owed to other third parties. The estimates of amounts potentially owed to third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. On a periodic basis and based on specific events such as the outcome of litigation or settlement of claims, we may reassess these estimates, which could result in a material adverse adjustment to our operating results.

Research and Development Expense

Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs.

We group our research and development expenses into two major categories: external direct expenses and all other R&D expenses.

External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of eculizumab and other product candidates. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.

All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.

The following table provides information regarding research and development expenses:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2010	2009		2010	2009
Clinical development	$6,914	$6,520	$394	$19,260	$16,467	$2,793
Product development	2,963	1,640	1,323	6,632	5,142	1,490
Discovery research	810	458	352	1,695	1,092	603

Total external direct expenses	10,687	8,618	2,069	27,587	22,701	4,886

Payroll and benefits	11,987	10,603	1,384	36,216	29,581	6,635
Operating and occupancy	1,055	1,172	(117)	3,237	3,676	(439)
Depreciation and amortization	1,424	930	494	4,177	2,742	1,435

Total other R&D expenses	14,466	12,705	1,761	43,630	35,999	7,631

Research and development expense	$25,153	$21,323	$3,830	$71,217	$58,700	$12,517

For the three months ended September 30, 2010, the increase of $3,830 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $1,384 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•	Increase of $1,323 in external product development expenses related primarily to increases in manufacturing development activities at our production facility in Smithfield, RI.

For the nine months ended September 30, 2010, the increase of $12,517 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $6,635 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

•

Increase of $2,793 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, offset by decreases in spending on PNH programs (see table below).

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2010	2009		2010	2009
External direct expenses
Eculizumab: PNH program	$1,892	$2,356	$(464)	$4,655	$6,472	$(1,817)
Eculizumab: non-PNH programs	4,679	3,308	1,371	13,079	8,082	4,997
Samalizumab	261	292	(31)	975	876	99
Unallocated	82	564	(482)	551	1,037	(486)

	$6,914	$6,520	$394	$19,260	$16,467	$2,793

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

The table below provides information regarding selling, general and administrative expense:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2010	2009		2010	2009
Selling, general and administrative expense	$57,208	$41,523	$15,685	$163,941	$120,880	$43,061

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

For the three months ended September 30, 2010, the increase of $15,685 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $8,300. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $4,000 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $4,300 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $7,300 was due primarily to increases in marketing services of $3,600, occupancy and depreciation expenses of $1,200 relating to new and expanded office spaces in Europe, Japan, Canada, Australia and Latin America and travel costs of $1,000.

For the nine months ended September 30, 2010, the increase of $43,061 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $22,800. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $13,200 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $9,600 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $20,300 was due primarily to increases in marketing services of $8,600, charitable contributions of $2,600, travel costs of $2,200, occupancy and depreciation expenses of $2,800 relating to new and expanded office spaces in Europe, Japan, Canada, Australia and Latin America and telecommunication/software costs of $900.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $483 and $125, for the three months ended, and $1,069 and $612, for the nine months ended, September 30, 2010 and 2009, respectively. The increases were due to higher cash equivalents and marketable securities balances during the three and nine months ended September 30, 2010, as compared to the same period in the prior year.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. Interest expense was $162 and $80, for the three months ended, and $530 and $522 for the nine months ended, September 30, 2010 and 2009, respectively. The increase in interest expense was due primarily to a reduction in capitalized interest associated with our manufacturing plant in Rhode Island, which was placed in service in the fourth quarter of 2009, and fees relating to our amended and restated credit facility, partially offset by the lower principal balance of our convertible notes as a result of the note conversions and exchanges during 2009 and 2010.

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $427 and $250, for the three months ended, and $1,384 and $379, for the nine months ended, September 30, 2010 and 2009, respectively. The loss recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

We recorded $3,395 of non-cash debt exchange expense for the nine months ended September 30, 2009 relating to the exchange of 5,644 shares for $87,304 principal amount of our 1.375% Convertible Senior Notes. The expense was recorded based on the fair value of the additional shares provided to the note holders over the stated conversion rate.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Income Taxes

During the three and nine months ended September 30, 2010, we recorded an income tax provision of $14,734 and $34,184, an effective rate of 34.6% and 32.6%, respectively, compared to the income tax provision of $951 and $2,681 an effective rate of 3.4% and 4.4%, for the three and nine months ended September 30, 2009. Because the valuation allowance on a substantial portion of our U.S. deferred tax assets was reversed at the end of 2009, the tax provision for periods ending December 31, 2009 and prior included a benefit from the utilization of U.S. net operating losses. The tax provision for periods after December 31, 2009 does not include this benefit.

The tax provision for the three and nine months ended September 30, 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three and nine months ended September 30, 2009 is principally attributable to entities in certain foreign jurisdictions who reported profitability during the period, as well as U.S. federal alternative minimum tax and certain state income taxes.

In the fourth quarter of 2009, we reversed the valuation allowance recorded against a substantial portion of our deferred tax assets in the United States. We also reversed the valuation allowance recorded against certain non-U.S. deferred tax assets in the second quarter of 2010 where realization of those assets is now more likely than not. At the end of the third quarter of 2010, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

We expect that our normalized effective tax rate will range from between 32 and 33 percent for 2010. The U.S. federal research credit provision expired on December 31, 2009. While Congress may reinstate the research tax credit retroactive to the beginning of the year, we have not yet considered any tax benefit for the credit and we will continue to monitor the status of this provision. We would report any related tax benefit if and when the credit is reinstated.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and working capital as of September 30, 2010 and December 31, 2009 were as follows:

Financial assets:

	September 30, 2010	December 31, 2009	$ Variance
Cash and cash equivalents	$209,956	$157,172	$52,784
Marketable securities	88,598	19,048	69,550

Cash, cash equivalents and marketable securities	$298,554	$176,220	$122,334

Select measures of liquidity and capital resources:

	September 30, 2010	December 31, 2009	$ Variance
Current assets	$558,237	$373,456	$184,781
Current liabilities	(117,663)	(85,262)	(32,401)

Working capital	$440,574	$288,194	$152,380
Current ratio	4.74	4.38

Until required for use in the business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. government and agency bonds in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The increase in cash, cash equivalents and marketable securities was primarily attributable to the increase in product sales and the related cash generated from operations. The increase in working capital was primarily due to increases in our cash and cash equivalents, marketable securities, accounts receivable and inventory offset primarily by an increase in accrued expenses.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, accounts receivable and our foreign exchange derivative contracts. At September 30, 2010, one individual customer accounted for 26.7% of the accounts receivable balance. At September 30, 2009, one individual customer accounted for 17.8% of the accounts receivable balance.

For the three and nine months ended September 30, 2010, one customer accounted for 20.8% and 21.5% of our product sales, respectively. For the three and nine months ended September 30, 2009, one customer accounted for 18.9% and 19.6% of our product sales, respectively.

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2010, we have foreign exchange forward contracts with notional amounts totaling $198,214. These outstanding foreign exchange forward contracts had a net fair value of $(5,226), of which an unrealized gain of $9,045 is included in other assets, offset by an unrealized loss of $14,271 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

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

As of September 30, 2010, our accrued royalty balance of $43,675 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.

We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investment. However, we anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cash Flows

Change in cash and cash equivalents:

	Nine months ended September 30,		$ Variance
	2010	2009
Net cash provided by operating activities	$109,897	$81,398	$28,499
Net cash used in investing activities	(79,340)	(53,713)	(25,627)
Net cash provided by (used in) financing activities	23,017	(1,688)	24,705
Effect of exchange rate changes on cash	(790)	1,286	(2,076)

Net change in cash and cash equivalents	$52,784	$27,283	$25,501

Operating Activities

The increase in net cash and cash equivalents from September 30, 2009 is primarily due to the net income achieved in 2010 versus the net income achieved in the same period in 2009. The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, non-cash debt exchange expense, deferred taxes, unrealized foreign currency gain, and unrealized loss on foreign exchange forward contracts, was $142,336 and $90,946 for the nine months ended September 30, 2010 and 2009, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was $32,439 and $9,548 for the nine months ended September 30, 2010 and 2009, respectively. The $32,439 change in operating assets and liabilities primarily relates to increases in accounts receivable of $42,159 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories. Additionally, the increase in inventory of $14,218 relates to increased production at our manufacturing facility in Rhode Island and resulting inventory buildup to support commercial growth. These increases were offset by an increase of $24,899 in accounts payable and accrued expenses, which consists primarily of accrued royalties, payroll and taxes.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•

Additions to property, plant and equipment were $8,928 and $26,105 for the nine months ended September 30, 2010 and 2009, respectively. The reduction in additions to property, plant and equipment was primarily as a result of the approval of our Rhode Island manufacturing facility by the E.C. in December 2009. Through the approval date, we capitalized costs associated with the construction and validation of our Rhode Island manufacturing facility, and we ceased capitalization of these costs beginning in January 2010.

•	Purchases of marketable securities of $82,545 and sales of marketable securities of $12,155 for the nine months ended September 30, 2010.

•

Payments of $25,000 and $2,500 related to the final payment for the PDL BioPharma patent settlement and Oklahoma Medical Research Foundation patent purchase agreement for the nine months ended September 30, 2009.

Financing Activities

Net cash flows from financing activities reflected proceeds from the exercise of stock options of $22,819 and $22,533 for the nine months ended September 30, 2010 and 2009, respectively. In 2009, cash from financing activities was reduced by a $24,000 prepayment on our mortgage loan.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Significant borrowings and contractual obligations include the following:

Revolving Credit Facility

In January 2010, we entered into an amended and restated credit agreement, the Amended Credit Agreement, that provides for an available $50,000 revolving credit facility through January 22, 2013, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and the real estate owned by Alexion Manufacturing LLC, its wholly owned subsidiary, but excluding intellectual property and assets of foreign subsidiaries.

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

As of September 30, 2010, we had no outstanding amounts under the revolving credit facility other than letters of credit, and approximately $43,000 was available for withdrawal.

Convertible Notes

As of September 30, 2010, we had outstanding $3,718 principal amount of 1.375% Convertible Senior Notes due February 1, 2012, or the 1.375% Notes. We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The Notes do not contain covenants related to our financial performance.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

In the first quarter of 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock. In the second quarter of 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $5,200 resulting in the issuance of 330,629 shares of our common stock.

As of September 30, 2010, $3,718 principal amount of the 1.375% Notes is outstanding, and the fair value, based on quoted market prices, was estimated at $15,141. The $15,591 decrease in fair value from December 31, 2009 is primarily attributable to the exchange of $6,200 principal amount of the notes for 394,211 shares of common stock during the first half of 2010.

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

Interest Rate Risk

As of September 30, 2010, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

As of September 30, 2010, we held $88,598 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds, through maturity.

Our outstanding long-term liabilities as of September 30, 2010 included our $3,718 principal amount of 1.375% Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes.

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

Foreign Currency Exchange Rate Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc and British Pound against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the U.S. and Canada, and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.

We currently have a derivative program in place to achieve two goals: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet and 2) hedge a portion of our forecasted intercompany product sales, using contracts with duration of up to 36 months, to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted intercompany revenues. Both programs utilize foreign exchange forward contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.

As of September 30, 2010, we held foreign exchange forward contracts with notional amounts totaling $198,214. As of September 30, 2010, our outstanding foreign exchange forward contracts had a net fair value of $(5,226).

We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.

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

Credit Risk

Our product sales to government-owned or supported customers in certain European countries, including Greece, are subject to delays in payments due to government funding and reimbursement practices. Because these customers are government-owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. During the second quarter of 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from 1 to 4 years.

For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value, with a corresponding adjustment to revenue.

A significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable or may increase the length of time until these receivables are collected, which could result in a negative impact to our operating results.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris, which was approved in the United States and in Europe in 2007 and in Japan in 2010, for the treatment of PNH. If we are unable to increase sales of Soliris in the United States, Europe and Japan, or commercialize Soliris in additional countries, or for additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

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

•

successful continuation of commercial sales in the United States, Japan and in European countries where we are already selling Soliris, and successful launch in countries where we have not yet obtained, or only recently obtained, marketing approval or commenced sales;

•	ability to obtain and maintain sufficient coverage or reimbursement by third-party payors;

•	acceptance of Soliris in the medical community;

•	receipt and maintenance of marketing approvals from the United States and foreign regulatory authorities;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for one or more indications in addition to PNH.

We dedicate significant resources to the worldwide expansion of the commercialization of Soliris for the treatment of PNH. We have established sales and marketing capabilities, and are commercializing Soliris in many countries throughout the world. In certain countries, particularly Canada, Australia and certain countries in the European Union, we continue discussions with appropriate authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We have submitted applications for marketing authorization of Soliris for the treatment of PNH in additional territories. We cannot guarantee that any marketing application that we file will be approved in all countries where we seek authorization to sell Soliris, or even if approved, that we will be able to obtain reimbursement for Soliris or that we will be able to successfully commercialize Soliris in any additional countries. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced. If we are not successful in increasing sales of Soliris in the United States, Europe and Japan and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.

Because the target patient population of Soliris for the treatment of PNH is small and has not been definitively determined, we must be able to successfully identify PNH patients and achieve a significant market share in order to achieve or maintain profitability.

The prevalence of PNH patients has not been definitively determined but can be estimated at approximately 8,000—10,000 total patients in North America and Western Europe. There can be no guarantee that any of our programs will be effective at identifying PNH patients and the number of PNH patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with Soliris, all of which would adversely affect our results of operations and our business.

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

Changes in pricing or the amount of reimbursement in countries where we currently commercialize Soliris may also reduce our profitability and worsen our financial condition. In the United States, European countries, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. For example, the German government recently adopted legislation to increase mandatory discounts on pharmaceutical products and impose a temporary freeze on pharmaceutical pricing, including Soliris. A significant reduction in the amount of reimbursement or pricing for Soliris in one or more countries may have a material adverse effect on our business. See additional discussion below under the headings “Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business” and “The credit and financial market conditions may aggravate certain risks affecting our business.” In addition, certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. If coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories.

Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payors may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.

Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. In the United States, we have financially supported non-profit organizations, such as the PNH Fund of the National Organization for Rare Disorders, or NORD, which assist patients in accessing treatment for PNH, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s, and other similar organizations’, ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes in the United States and elsewhere. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

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

We may not be able to gain or maintain market acceptance among the medical community or patients, which would prevent us from maintaining profitability in the future.

We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, healthcare payors, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine that Soliris is safe and therapeutically effective relative to its cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the Food and Drug Administration, or FDA, other federal and state agencies, and governmental authorities in other territories. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA’s approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy Program, or REMS program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.

As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the European Medicines Agency, or EMA, Japan’s Ministry of Health, Labour and Welfare, or MHLW, and certain other health agencies. We, the FDA, the EMA, the MHLW or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

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

We tested Soliris in only a small number of patients. As more patients begin to use Soliris, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of applicable law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for PNH and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

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

Some patients treated with Soliris for PNH or other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Neisseria bacteria. Serious cases of Neisseria infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. PNH patients in our TRIUMPH and SHEPHERD trials all received vaccination against Neisseria bacteria prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose; however, vaccination does not eliminate all risk of becoming infected with Neisseria bacteria. Some patients treated with Soliris who had been vaccinated have become infected with Neisseria bacteria, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

Although we obtained regulatory approval to market and sell Soliris for PNH in the United States, the European Union, Japan and other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris in each territory where we seek approvals.

Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. Soliris became commercially available in certain countries in Europe in the fourth quarter of 2007. We received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. We may not receive regulatory approval for Soliris in any other territories for at least the next several years, if ever.

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

Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other supply vendor fails to provide sufficient quantities of Soliris. Commercial quantities of Soliris can only be manufactured at two facilities, including our own facility in Rhode Island. We are currently entirely dependent on a single third party to manufacture commercial quantities of Soliris for sale in Japan.

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

The manufacture of Soliris is difficult. Manufacture of a biologic requires a multi-step controlled process and even minor problems or deviations could result in defects or failures. We cannot be certain that we or Lonza will be able to perform uninterrupted supply chain services. The failure to manufacture appropriate supplies of Soliris, on a timely basis, or at all, may prevent or interrupt the commercialization of Soliris. If we or Lonza were unable to manufacture Soliris for any period, or if we do not obtain approval of our facility by the applicable regulatory agencies, we may incur substantial loss of sales. If we are forced to find an alternative supplier for Soliris, in addition to loss of sales, we may also incur significant costs and experience significant delay in establishing a new arrangement.

Until December 2009, only Lonza was capable of manufacturing commercial quantities of Soliris. The E.C. and the FDA approved the use of our Rhode Island manufacturing facility for the production of Soliris in December 2009 and August 2010, respectively. We are authorized to sell product that is manufactured in our facility in the United States, the European Union and certain other territories. However, we will not be capable of manufacturing Soliris for commercial sale in Japan or other territories until such time as we have received the required regulatory approval for our manufacturing facility in Rhode Island, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in Japan and such other territories until that time.

We also depend on a few outside vendors for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We do not have control over any third-party manufacturer’s, vialer’s or other third party provider’s compliance with the rules and regulations of the FDA, EMA, MHLW or any other applicable regulations or standards. Any difficulties or delays in our third party manufacturing and supply of Soliris and other product candidates, or any failure of our third party providers to maintain compliance with the applicable regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the three months ended September 30, 2010, our single largest customer, AmerisourceBergen, accounted for 20.8% of our Soliris net product sales, and our three largest customers accounted for approximately 34.5% of our net product sales. As of September 30, 2010, our single largest customer, AmerisourceBergen, accounted for 26.7% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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

In recent years, several states and localities, including California, the District of Columbia, Maine, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions. Beginning in 2013, the Sunshine provisions require manufacturers to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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

Physicians may elect not to recommend our drugs even if they receive marketing approval for a variety of reasons, including the timing of the market introduction of competitive drugs; lower demonstrated clinical safety and efficacy compared to other drugs; perceived lack of cost-effectiveness; lack of availability of reimbursement from third-party payors; convenience and ease of administration; prevalence and severity of adverse side effects; other potential advantages of alternative treatment methods; and ineffective marketing and distribution support. Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States and similar programs in other countries, and other third-party payors. These health insurance programs may restrict coverage of some products by using payor formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payor more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payors may especially impose these obstacles to coverage for higher-priced drugs, and consequently our drug candidates may be subject to payor-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payor for Soliris in an indication other than PNH, if obtained, may be adversely affected by the reimbursement or budget for Soliris in PNH and/or adversely affect the reimbursement or budget for Soliris in PNH by that payor.

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

We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. The E.C. and the FDA have approved the use of our facility for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the United States, the European Union and certain other territories. The plant is not currently approved by the MHLW or other regulatory agencies to manufacture Soliris and we will not be capable of manufacturing Soliris for commercial sale in Japan on our own until such time as we have received MHLW approval of our manufacturing facility, if ever. Until December 2009, we have depended on a single third party for commercial supply of Soliris, and we are still entirely dependent on this third party for commercial quantities of Soliris for sale in Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at our Rhode Island plant under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Rhode Island is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.

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

Risks Related to Intellectual Property

If we cannot obtain new patents, maintain our existing patents and protect the confidentiality and proprietary nature of our trade secrets and other intellectual property, our business and competitive position will be harmed.

In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Third parties may challenge our patents. For example, a third party filed an opposition with the European Patent Office to our European Patent 0758904, which covers Soliris. The opposition argues that essential claims in our European Patent 0758904 should be narrowed or invalidated. If any of our patents are narrowed, invalidated or become unenforceable, including European Patent 0758904, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. Soliris and our drug candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our drugs from copycat products.

In addition, our business requires using sensitive technology, techniques and proprietary compounds that we protect as trade secrets. However, we may also rely heavily on collaboration with, or discuss the potential for collaboration with, suppliers, outside scientists and other drug companies. Collaboration and discussion of potential collaboration present a strong risk of exposing our trade secrets. If our trade secrets were exposed, it would help our competitors and adversely affect our business prospects.

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

There can be no assurance that we would prevail in a patent infringement action; that we would be able to obtain a license to any third-party patent on commercially reasonable terms or any terms at all; successfully develop non-infringing alternatives on a timely basis; or license alternative non-infringing technology, if any exists, on commercially reasonable terms. Any impediment to our ability to manufacture, use or sell approved forms of Soliris or our product candidates could have a material adverse effect on our business and prospects.

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

The FDA, E.C. and the MHLW granted orphan drug designation for Soliris in the treatment of PNH, which entitles us to exclusivity for a total of seven years in the United States and for ten years in Europe and Japan. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. Other companies have publicly announced intentions to develop therapeutic human antibodies from libraries of human antibody genes or therapeutic human antibodies from mice that have been bred to include some human antibody genes. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.

We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.

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

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions or in-licensing of businesses or products to do so. Acquisitions of new businesses or products and in-licensing of new products involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management’s attention away from other business concerns;

•	risks of entering markets in which we have limited or no direct experience;

•	the potential loss of our key employees or key employees of the acquired companies; and

•	failure of any acquired businesses or products or in-licensed products to achieve the scientific, medical, commercial or other results anticipated.

We compete with pharmaceutical companies that have significantly greater resources than we for many of the same acquisition and in-licensing opportunities. Such pharmaceutical companies may be less leveraged and have better access to capital resources that may preclude us from completing any acquisition or in-licensing. Even if we are able to complete an acquisition or in-licensing, we cannot assure you that any acquisition or in-licensing of new products will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or an acquired or in-licensed product. In addition, our future success would depend in part on our ability to manage the rapid growth associated with any such acquisitions or in-licensing. We cannot assure you that we will be able to make the combination of our business with that of acquired businesses or companies work or be successful. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. Furthermore, the development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in our company upon conversion.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Alexion, or if taxable income does not reach sufficient levels.

As of December 31, 2009, we have approximately $661.4 million of U.S. Federal net operating loss carryforwards, or NOL’s, available to reduce taxable income in future years. A portion of these NOL’s are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended. We believe it is more likely than not that we will use the net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income. NOL’s totaling $3.8 million expired in the year ended December 31, 2007. No NOL’s expired during the years ended December 31, 2009 and 2008.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2008 and October 31, 2010, the closing sales price of our common stock fluctuated from a low of $25.49 per share to a high of $68.41 per share, as reported after giving effect to the forward two-for-one stock split effected on August 22, 2008. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

Our corporate charter and by-law provisions and stockholder rights plan may discourage certain types of transactions involving an actual or potential change of control that might be beneficial to us or our stockholders. Our bylaws provide that special meetings of our stockholders may be called only by the Chairman of the Board, the President, the Secretary, or a majority of the Board of Directors, or upon the written request of stockholders who together own of record 50% of the outstanding stock of all classes entitled to vote at such meeting. Our bylaws also specify that the authorized number of directors may be changed only by resolution of the board of directors. Our certificate does not include a provision for cumulative voting for directors, which may have enabled a minority stockholder holding a sufficient percentage of a class of shares to elect one or more directors. Under our certificate of incorporation, our board of directors has the authority, without further action by stockholders, to designate up to 5,000,000 shares of preferred stock in one or more series. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.

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

(a) Exhibits

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

101 The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: November 2, 2010	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: November 2, 2010	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)