Form 10-K
period 2010-12-31
ALEXION PHARMACEUTICALS INC
filed 2011-02-17
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The Nasdaq Stock Market LLC on June 30, 2010, was approximately $4,611,459,750.

The number of shares of Common Stock outstanding as of February 11, 2011 was 91,308,703.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 10, 2011, are incorporated by reference into Part III of this report.

PART I

Unless the context requires otherwise, references in this report to “we,” “our,” “us,” “Company” and “Alexion” refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indication and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, plans for acquired companies and programs, timing regarding development and regulatory approvals for additional product candidates and the medical and commercial potential of those product candidates, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, and assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we commercialize our products, delay of collection or reduction in reimbursement due to adverse economic conditions, the short and long term effects of government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.	BUSINESS.

Overview

Alexion Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the discovery, development and commercialization of innovative therapeutic products aimed at treating patients with severe and life-threatening disease states, including those in the therapeutic areas of hematology, nephrology including transplant rejection, neurology, ophthalmology and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology including transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

Soliris was approved by the U.S. Food and Drug Administration (FDA) and the European Commission (E.C.) in 2007, by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with atypical Hemolytic Uremic Syndrome (aHUS), an ultra-rare, inherited and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease, kidney failure or death.

Recent Developments

On January 28, 2011, Alexion acquired Taligen Therapeutics, Inc. (Taligen), a privately held development-stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for as a business combination. The acquisition was intended to broaden Alexion’s portfolio of pre-clinical compounds and to expand Alexion’s capabilities in translational medicine. Taligen’s pre-clinical compounds include product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. Alexion made an upfront cash payment of $111,000 for 100 percent of Taligen’s equity interests. Additional contingent payments would be earned upon reaching various clinical efficacy and product approval milestones in both the U.S. and European Union for up to six product candidates. If all such clinical efficacy and product approval milestones were achieved in both the U.S. and European Union for six product candidates, the total payments would be $367,000.

On February 10, 2011, Alexion acquired patents and assets from Germany-based Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with Type A molybdenum cofactor deficiency (MoCD), an ultra-rare disorder characterized by severe brain damage and rapid death in newborn infants. The acquisition will be accounted for as a business combination. Orphatec is a privately held development-stage biotechnology company with headquarters in Cologne, Germany. Alexion made an upfront cash payment of approximately $3,000. Additional contingent payments of up to $42,000 would be earned upon reaching various development, regulatory and commercial milestones. Alexion also established a research collaboration with key MoCD researchers from Orphatec to accelerate development of the investigational therapy.

On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion Pharmaceuticals, Inc. and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages.

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

When activated by certain stimuli, the immune system triggers a series of enzymatic and biochemical reactions called the complement cascade that results in an inflammatory response. This inflammatory response is one of the immune system’s weapons against foreign pathogens or otherwise diseased tissue. However, under certain circumstances, the complement cascade may cause excessive or inappropriate activation, which may result in acute and chronic inflammatory conditions and damage to healthy tissues.

We have focused certain of our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Eculizumab is an antibody known as a C5 terminal complement inhibitor (C5 Inhibitor), which is designed to selectively block the production of inflammation-causing proteins of the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. In addition to PNH, for which the use of eculizumab has been approved in the United States, Europe and several other territories, we believe that C5 Inhibitors may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation.

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial

		PNH Registry	Phase IV

		Cold Agglutinin Disease (CAD)*	Phase II

	Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Phase II

		Presensitized Renal Transplant*	Phase II

		Kidney Transplant for Catastrophic Antiphospholipid Syndrome (CAPS)*	Phase II

		ABO Incompatible Renal Transplant*	Phase II

		MPGN II (Dense Deposit Disease or DDD)*	Phase II

	Neurology	Myasthenia Gravis (MG)	Phase II

		Neuromyelitis Optica (NMO)*	Phase II

	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II

Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I

		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

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

Soliris was approved by the FDA and the E.C. in 2007, by Japan’s MHLW in 2010 and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with aHUS an ultra-rare, inherited and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease, kidney failure or death.

Orphan drug designation generally entitles us to exclusivity for certain periods of time, subject to limited circumstances. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to our product in the treatment of PNH, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not restrict the approval of such competitive product.

About Paroxysmal Nocturnal Hemoglobinuria (PNH)

PNH is an ultra-rare, debilitating and life-threatening blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. Patients with PNH have an acquired genetic deficiency in certain protective proteins on the surface of their blood cells, allowing their own complement system to attack and destroy these blood cells. Patients with PNH suffer from chronic complement activation of some of their blood cells and hemolysis, or destruction of red blood cells caused by the C5 cleavage product C5b-9. This hemolysis is believed to lead to further clinical complications including thromboses, kidney disease, liver dysfunction, disabling fatigue, impaired quality of life, recurrent pain, shortness of breath, pulmonary hypertension, intermittent episodes of dark colored urine (hemoglobinuria), and anemia. The red blood cell destruction may be sufficiently large that recurrent blood transfusions are necessary to support normal red blood cell function. Approximately one-half of the patients with PNH die from the disease within 10 to15 years of diagnosis. Soliris is the only therapy approved for the treatment of patients with PNH.

Eculizumab Development Programs

We believe that eculizumab may be useful in treating other complement-mediated diseases and conditions of uncontrolled complement activation. Our ongoing eculizumab development programs include:

Hematology

Cold Agglutinin Disease (CAD)

Cold Agglutinin Disease (CAD) is a severe, ultra-rare complement-mediated autoimmune disease characterized by the presence of high concentrations of circulating complement-activating antibodies directed against red blood cells. As observed with PNH patients, CAD patients also suffer from the clinical consequences of severe hemolysis.

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

We are aware of an independent investigator who has begun evaluating eculizumab for the treatment of patients with cold agglutinin disease.

Nephrology

Atypical Hemolytic Uremic Syndrome (aHUS)

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

Approximately 50% of patients with aHUS have been identified to have genetic mutations in at least one of the complement control proteins or neutralizing autoantibodies to complement regulatory factors, which can lead to uncontrolled complement activation. Excessive complement activation may contribute to the blood vessel inflammation and clotting by stimulating activation of white blood cells, platelets and the endothelial lining of blood vessels.

In April 2010, we completed enrollment of two (each with adolescent and adult patients) multi-national, multi-center clinical trials evaluating eculizumab for the treatment of adolescent and adult aHUS patients with evidence of thrombotic microangiopathy (clotting in small blood vessels). Approximately 37 patients are included in these studies. The studies include patients who had received plasma therapy (PT) chronically and others who were resistant or intolerant to PT. In October 2010, scientific abstracts were published of interim results from these two trials which indicated that the primary and key secondary endpoints were positive. Updated interim results from the chronic PT trial and final results from the PT-resistant trial were presented at the 2010 American Society of Nephrology scientific meeting and demonstrated that the primary endpoints and key secondary endpoints were achieved in each trial with a high degree of statistical significance. We have commenced a new Phase II, open-label trial in adult aHUS patients and, separately, we have also commenced a pediatric aHUS study.

Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients

Patients undergoing solid organ transplantation may experience severe acute humoral rejection (AHR) in the early post-transplant period. For example, in a patient undergoing a kidney transplant this may be characterized by the acute onset of renal dysfunction and rapid progression to destruction of the transplanted kidney.

AHR results when antibodies in the transplant recipient vigorously attacks the blood vessels of the donor kidney. During severe AHR, these donor specific antibodies bind to the blood vessel lining of the donor organ and initiate activation of the complement cascade, resulting in severe blood vessel inflammation and clotting. Administration of a C5 inhibitor in animal models of AHR inhibits complement activation, tissue damage and transplant rejection.

We are aware that independent investigators are continuing to enroll patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for AHR as well as transplant patients with catastrophic antiphospholipid syndrome. We are also aware that an independent investigator has begun enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient. We are developing protocols to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for acute humoral rejection and are further considering expansion of development efforts to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs.

Dense Deposit Disease (DDD)

Dense deposit disease (DDD) also called Type II membrano-proliferative glomerulonephritis, is a rare form of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained complement activation and inflammation. Clinically, it is characterized by the onset of severe proteinuria (excess protein in the urine), often accompanied by nephrotic syndrome which is refractory to immunosuppressant therapy. In most cases, the disease evolves into chronic renal failure, requiring dialysis and renal transplantation.

We are aware that independent investigators have commenced studies to evaluate eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef-mediated nephropathy.

Neurology

Myasthenia Gravis (MG)

Myasthenia gravis (MG) is a rare autoimmune syndrome characterized by complement activation leading to failure of neuromuscular transmission. Patients with MG initially experience weakness in their ocular, or eye muscles, and the disease typically progresses to head, spinal, limb and respiratory muscles. Symptoms can include drooping eyelids, blurred vision, slurred speech, difficulty chewing or swallowing, weakness in the arms and legs and difficulty breathing. In an experimental animal model of MG, administration of a C5 Inhibitor was found to prevent experimentally acquired MG and to inhibit disease progression.

The FDA authorized our Investigational New Drug Application (IND) for studying the safety and efficacy of eculizumab in treating patients with MG, and enrolment has closed with 14 patients.

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

We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with NMO.

Ophthalmology

Dry Age-Related Macular Degeneration (AMD)

Age-related macular degeneration is a medical condition usually affecting older adults in which uncontrolled complement activation results in a loss of vision in the center of the visual field (the macula) and complement-mediated damage to the retina. It is a major cause of visual impairment in older adults.

We are aware of an independent investigator who continues to enroll patients in a study evaluating the safety and efficacy of eculizumab as a treatment for the dry form of age-related macular degeneration.

Other Development Programs

In addition to eculizumab programs, we also have development programs related to the following:

Oncology

The FDA authorized our IND to evaluate the activity of samalizumab, an antibody to the immune regulator CD200, in patients with chronic lymphocytic leukemia (CLL). CLL is a type of cancer of the blood and bone marrow. CLL most commonly affects older adults, though it may occur at any age and rarely can affect children.

Multiple myeloma, also known as plasma cell myeloma, is the second-most common cancer of the blood. It is the most common type of plasma cell neoplasm. Multiple myeloma accounts for approximately 1% of all cancers and 2% of all deaths from cancer.

Enrollment and dosing has now been completed in our Phase I dose-escalation clinical study of samalizumab, our anti-CD200 antibody, in patients with treatment refractory CLL or multiple myeloma. The trial enrolled 26 patients and positive interim results from this trial were reported at the 2010 American Society for Hematology meeting in Orlando, Florida.

Manufacturing

We currently rely on two facilities, our own facility in Rhode Island and a third party manufacturer, for commercial and clinical quantities of Soliris, as well as for clinical and preclinical quantities of eculizumab, samalizumab and other product candidates. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

In December 2009 and August 2010, the E.C. and FDA, respectively, approved our Rhode Island manufacturing facility for the production of Soliris.

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Sales AG (Lonza), dated December 18, 2002, which has been amended from time to time. This agreement (Lonza Agreement) relates to the manufacture of eculizumab. An amendment to the Lonza Agreement provided for additional production and minimum quantity purchase commitments of Soliris from 2009 through 2017. This amendment has remaining commitments of approximately $39,000 as of December 31, 2010. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

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

During 2010 and 2009, sales to our single largest customer, AmerisourceBergen, accounted for 21% and 20%, respectively, of our Soliris net product sales, and no other customer individually accounted for more than 10% of total net product sales.

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

We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have in-licensed several additional U.S. and international patents and patent applications. As of December 31, 2010, we own or in-license over 62 U.S. patents and 35 U.S. patent applications. These patents and patent applications relate to technologies or products in the C5 Inhibitor program, high throughput screening, vectors, cancer, recombinant antibodies, and other technologies. As of December 31, 2010, we own or in-license 47 foreign patents and 147 pending foreign patent applications. We owe royalties to a third party and other fees to owners of one or more patents in connection with the manufacture and sale of Soliris for PNH, and we may owe royalties and fees to other third parties with respect to any previous or future commercial manufacture and sale of Soliris and our product candidates.

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

We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and some of our product candidates are either genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. We have received notices from the owners of patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. For example, in January 2011, Novartis filed a civil action in the U.S. District Court for the District of Delaware alleging that the manufacture of Soliris infringes their U.S. patent number 5,688,688. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris or some of our product candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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

License Agreements

In March 1996, we entered into a license agreement with the Medical Research Council (MRC) whereby MRC granted to us worldwide non-exclusive rights to certain patents related to the humanization and production of monoclonal antibodies. We pay MRC royalties on a quarterly basis with respect to sales of Soliris. The royalty is payable until the last to expire of the patents covered by the license agreement, which is expected to be in 2015. MRC may terminate the license if we file for bankruptcy or become insolvent, or if we fail to perform our obligations under the agreement and such failure is not remedied within three months after delivery of notice. Under the agreement, we agreed to (a) make royalty payments with respect to sales of licensed products, (b) promote the sale of Soliris of good marketable quality, and (c) use reasonable endeavors to meet market demand for licensed products.

In December 2008, we entered into a patent license agreement with PDL BioPharma (PDL) in connection with the resolution of all civil claims previously filed by PDL and all counterclaims previously filed by Alexion. Pursuant to the license agreement, we paid $25,000 for a nonexclusive, irrevocable, perpetual worldwide license to some claims of certain PDL patents and a covenant not to sue from PDL for other claims of such PDL patents, in each case for the commercialization of Soliris for all indications.

We are party to other license agreements related to the manufacture and sale of Soliris. Under an existing arrangement with Lonza, we pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Government Regulation

The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates, including Soliris, are subject to extensive regulation by governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. Soliris is regulated by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) and approval by FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the U.S. generally include:

(1) preclinical laboratory tests and animal tests;

(2) submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;

(3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

(4) submission to the FDA of a BLA or supplemental BLA;

(5) FDA pre-approval inspection of product manufacturers; and

(6) FDA review and approval of the BLA or supplemental BLA.

Preclinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise.

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

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $500,000, subject to certain limited deferrals, waivers and reductions that may be available. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If found complete, the FDA will “file” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of Priority BLA applications in six months and 90% of Standard applications in 10 months, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices (cGMP) compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

As part of the newly enacted Patient Protection and Affordable Care Act of 2010 (PPACA), Public Law No. 111-148, under the subtitle of Biologics Price Competition and Innovation Act of 2009 (BPCI), a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusive use before biosimilars can be approved for marketing in the United States. The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the ‘Hatch-Waxman Act, which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In late 2010, the FDA held a hearing to receive comments from a broad group of stakeholders regarding the implementation of the BCPI. The approval of a biologic product biosimilar to one of our products could have a material impact on our business and may be significantly less costly to bring to market and may be priced significantly lower than our products.

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

Orphan Drug Designation

Soliris has received orphan drug designation from the FDA for the treatment of PNH and aHUS. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or supplemental BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan exclusivity period, in which the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances.

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

For example, under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states. We submitted our Marketing Authorization Application for Soliris for the treatment of PNH to the European Medicines Agency (EMEA) using the centralized procedure.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. On a continuous basis, we engage with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required in each country.

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

Employees

As of December 31, 2010, we had 792 full-time, world-wide employees, of which 331 were engaged in research, product development, manufacturing, and clinical development, 305 in sales and marketing, and 156 in administration, business development and finance. Our U.S. employees are not represented by any collective bargaining unit, and we regard the relationships with all our employees as satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their respective ages and positions as of February 11, 2011 are as follows:

Name	Age	Position with Alexion
Leonard Bell, M.D.	52	Chief Executive Officer, Secretary, Treasurer, Director
Stephen P. Squinto, Ph.D.	54	Executive Vice President and Head of Research and Development
Patrice Coissac	62	Senior Vice President, and President of Alexion Pharma International, Sàrl
Thomas I.H. Dubin, J.D.	48	Senior Vice President and Chief Legal Officer
David L. Hallal	44	Senior Vice President, Global Commercial Operations
Vikas Sinha, M.B.A., C.A., C.P.A.	47	Senior Vice President and Chief Financial Officer

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

Patrice Coissac has been Corporate Senior Vice President and President of Alexion Pharma International Sàrl since April 2009. He previously served as Senior Vice President and President of Alexion Europe SAS from November 2005 to March 2009. Before joining Alexion, Mr. Coissac founded and ran his own consulting firm from 2004-2005. Prior to this time, Mr. Coissac served as President of Pharmacia SAS France and was responsible during his tenure for the integration of Searle (pharma division of Monsato) with Pharmacia & Upjohn in France. Before 1999 Mr. Coissac held several senior managerial positions at leading pharmaceutical companies as Head of Commercial Operations at Novartis Belgium and President of Boehringer Mannheim Therapeutics France. In 1994 Mr. Coissac also served as Marketing Senior Vice President for global pharmaceutical operations at Corange International. Previously at Sandoz Pharmaceuticals, he held various global marketing positions in several countries including Japan where he was posted during several years, Switzerland at Sandoz World Headquarters and France at the beginning of his career.

Thomas I.H. Dubin, J.D. has been Senior Vice President and Chief Legal Officer since January 2010. He was Senior Vice President and General Counsel from August 2005 to December 2009 and Vice President and General Counsel from January 2001 to July 2005. From February 1999 to September 2000 he served as Vice President, General Counsel and Secretary for ChiRex Inc., a NASDAQ-traded international corporation providing advanced process development services and specialty manufacturing to the pharmaceutical industry, which in September 2000 was acquired by and merged into Rhodia. From 1992 to 1999, Mr. Dubin held various positions with Warner-Lambert Company, including Assistant General Counsel, Pharmaceuticals. Prior to his tenure with Warner-Lambert, Mr. Dubin was a corporate attorney for five years with Cravath, Swaine & Moore in New York. Mr. Dubin received his J.D. from New York University and his B.A., cum laude, from Amherst College.

David L. Hallal has been Senior Vice President, Global Commercial Operations since May 2010. From November 2008 to May 2010, he was Senior Vice President, Commercial Operations Americas, and from June 2006 until November 2008 he served as Senior Vice President, US Commercial Operations. Before joining Alexion, Mr. Hallal served as Vice President, Sales at OSI Eyetech from April 2004 until June 2006, where he led the U.S. launch of a first-in-class anti-VEGF therapy for age-related macular degeneration. Prior to OSI Eyetech, from 1992 until 2004, Mr. Hallal held various sales and marketing leadership positions at Amgen and Biogen Idec, where he was involved in multiple product launches in the areas of hematology, oncology, nephrology and immunology. Mr. Hallal received a Bachelor of Arts degree from the University of New Hampshire.

Vikas Sinha, M.B.A., C.A, CPA. joined Alexion as Senior Vice President and Chief Financial Officer in September 2005. From June 1994 to August 2005, Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany, and Canada, most recently serving since February 2001 as Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation, USA. Mr. Sinha has been responsible for financial and business risk management, strategic planning, contracting, customer services, information systems, and supply chain and site administration in North America. Mr. Sinha was also a member of the Pharmaceutical Management Committee for North America. Prior to his appointment in the United States, Mr. Sinha was Vice President and Chief Financial Officer of Bayer Yakuhin Ltd., in Japan and Manager, Mergers and Acquisitions with Bayer AG in Germany. He began his career at Bayer in Toronto as part of an executive development program in the healthcare division. Prior to Bayer, Mr. Sinha held several positions of increasing responsibilities with ANZ Bank and Citibank in South Asia. Mr. Sinha holds a Masters of Business Administration from the Asian Institute of Management which included an exchange program with the University of Western Ontario (Richard Ivey School of Business). He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India and a CPA in the United States.

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

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris. If we are unable to increase sales of Soliris or obtain approval or commercialize Soliris in new territories for the treatment of PNH or for additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

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

We dedicate significant resources to the worldwide expansion of the commercialization of Soliris for the treatment of PNH. We have established sales and marketing capabilities, and are commercializing Soliris in many countries throughout the world. In certain countries, including Canada and certain countries in the European Union, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We have submitted applications for marketing authorization of Soliris for the treatment of PNH in additional territories. We cannot guarantee that any such marketing application will be approved in all countries where we seek authorization to sell Soliris for the treatment of PNH, or even if approved, that we will be able to obtain reimbursement for Soliris or that we will be able to successfully commercialize Soliris in any additional countries. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.

In November 2010 we announced that two Phase II clinical studies investigating Soliris as a treatment for patients with aHUS who are resistant to plasma therapy met primary and key secondary endpoints. We cannot guarantee that the data from such studies will be sufficient to proceed with the filing of a BLA for Soliris for the treatment of aHUS. The FDA and other regulatory agencies may have varying interpretations of our clinical trial data, which could delay, limit, or prevent regulatory approval or clearance. Even if the FDA and foreign regulatory authorities do grant marketing approval of Soliris for the treatment of aHUS, they may impose restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Soliris for the treatment of aHUS.

The commercial success of Soliris and our ability to generate and increase revenues will depend on several factors, including the following:

•

receipt of marketing approvals for Soliris for the treatment of PNH in new territories and the maintenance of marketing approvals for the treatment of PNH in the United States, the European Union, Japan and other territories;

•	receipt and maintenance of marketing approvals for Soliris for the treatment of aHUS from United States and foreign regulatory authorities,

•	the number of patients with PNH and, if approved for the treatment of aHUS, aHUS, who are diagnosed with the disease and identified to us;

•	the number of patients with PNH and aHUS that may be treated with Soliris;

•

successful continuation of commercial sales in the United States, Japan and in European countries where we are already selling Soliris for the treatment of PNH, and successful launch in countries where we have not yet obtained, or only recently obtained, marketing approval or commenced sales;

•	ability to obtain and maintain sufficient coverage or reimbursement by third-party payors;

•	acceptance of Soliris in the medical community;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.

If we are not successful in increasing sales of Soliris in the United States, Europe and Japan and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience a surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.

Because the target patient populations of Soliris for the treatment of PNH and aHUS are small and have not been definitively determined, we must be able to successfully identify patients and achieve a significant market share in order to achieve or maintain profitability.

Soliris has been approved for the treatment of PNH and we are advancing our efforts to seek marketing approval of Soliris for the treatment of aHUS. PNH and aHUS are each ultra-rare diseases with small patient populations that have not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Europe and elsewhere may turn out to be lower than expected or may not be otherwise amenable to treatment with Soliris, all of which would adversely affect our results of operations and our business.

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

Changes in pricing or the amount of reimbursement in countries where we currently commercialize Soliris may also reduce our profitability and worsen our financial condition. In the United States, European countries, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. Government and other third-party payors are challenging the prices charged for healthcare products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. For example, during 2010 the German government adopted legislation to increase mandatory discounts on pharmaceutical products and impose a temporary freeze on pharmaceutical pricing, including Soliris. A significant reduction in the amount of reimbursement or pricing for Soliris in one or more countries may have a material adverse effect on our business. See additional discussion below under the headings “Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business” and “The credit and financial market conditions may aggravate certain risks affecting our business.” In addition, certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. If coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories.

Many third-party payors cover only selected drugs, making drugs that are not preferred by such payor more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payors may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.

Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. In the United States, we have financially supported non-profit organizations, such as the PNH Fund of the National Organization for Rare Disorders (NORD) which assist patients in accessing treatment for PNH, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s, and other similar organizations’, ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes in the United States and elsewhere. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

We are also focusing development efforts on the use of eculizumab for the treatment of diseases other than PNH, including for the treatment of aHUS. The success of these programs depends on many factors, including those described under the heading “Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH.” If eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or provide a lower level of coverage or reimbursement than is currently in effect.

We may not be able to gain or maintain market acceptance among the medical community or patients, which would prevent us from maintaining profitability in the future.

We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, healthcare payors, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA other federal and state agencies, and governmental authorities in other territories. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA’s approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy Program (REMS) program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.

As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the European Medicines Agency (EMA), Japan’s Ministry of Health, Labour and Welfare (MHLW), and certain other health agencies. We, the FDA, the EMA, the MHLW or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

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

Some patients treated with Soliris for PNH or other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Meningococcal infection. Serious cases of Meningococcal infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. Patients in our eculizumab trials all receive vaccination against Meningococcal infection prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose; however, vaccination does not eliminate all risk of Meningococcal infection. Some patients treated with Soliris who had been vaccinated have experienced Meningococcal infection, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

Although we obtained regulatory approval to market and sell Soliris for PNH in the United States, the European Union, Japan and other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH or other diseases in each territory where we seek approvals.

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

Regulatory agencies may require additional information or data with respect to our submissions for Soliris. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, we were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country.

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

Commercial quantities of Soliris are manufactured by us at our Rhode Island manufacturing facility and by Lonza Sales AG (Lonza). Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA and MHLW. If we or our third-party suppliers fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.

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

Until December 2009, only Lonza was capable of manufacturing commercial quantities of Soliris. The E.C. and the FDA approved the use of our Rhode Island manufacturing facility for the production of Soliris in December 2009 and August 2010, respectively. We are authorized to sell product that is manufactured in our facility in the United States, the European Union and certain other territories. However, we will not be capable of manufacturing Soliris at our own facility in Rhode Island for commercial sale in Japan or other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in Japan and such other territories until that time.

We also depend on a limited number of outside vendors for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We do not have control over any third-party manufacturer’s, vialer’s or other third party provider’s compliance with the rules and regulations of the FDA, EMA, MHLW or any other applicable regulations or standards. Any difficulties or delays in our third party manufacturing and supply of Soliris and other product candidates, or any failure of our third party providers to maintain compliance with the applicable regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the twelve months ended December 31, 2010, our single largest customer, AmerisourceBergen, accounted for 21% of our Soliris net product sales, and our three largest customers accounted for approximately 36.2% of our net product sales. As of December 31, 2010, our single largest customer, AmerisourceBergen, accounted for 17.8% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris for the treatment of PNH ourselves in the United States, Europe, Japan and several other territories. We have established commercial capabilities in the United States, Europe and Japan. If we are unable to establish and/or expand our capabilities to sell, market and distribute Soliris for the treatment of PNH or, if approved by the necessary regulatory agencies, other future indications, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

If we market Soliris in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor.

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

In November 2010 we announced that two Phase II clinical studies investigating Soliris as a treatment for patients with aHUS who are resistant to plasma therapy met primary and key secondary endpoints. We cannot guarantee that the data from such studies will be sufficient to proceed with the filing of a BLA and regulatory agencies may have varying interpretations of the clinical trial data, which could delay, limit, or prevent regulatory approval or clearance.

There are many reasons why drug testing could be delayed or terminated.

For human trials, patients must be recruited and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic diseases that we are studying. Many of our programs focus on diseases with small patient populations and insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate at any time due to unfavorable results or other reasons, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any.

During the first quarter of 2011, we acquired Taligen Therapeutics, Inc. and certain assets of Orphatec Pharmaceuticals GmbH. We are evaluating our clinical development strategies for the drug candidates acquired from Taligen and Orphatec, which may include additional preclinical testing and initiation of Phase 1 clinical trials.

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

Clinical quantities of eculizumab are manufactured by us in our Rhode Island facility and by Lonza. Clinical quantities of samalizumab are manufactured solely by us in Rhode Island. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products, we and our third-party collaborators may be unable to manufacture our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have no experience manufacturing the drug candidates that we acquired from Taligen and Orphatec. We cannot guarantee that we or any third party will be able to manufacture such drug candidates, or that we or a third party will be able to manufacture sufficient quantities to satisfy our requirements.

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

In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Third parties may challenge our patents. For example, a third party filed an opposition with the European Patent Office to our European Patent 0758904, which covers Soliris. The opposition argues that essential claims in our European Patent 0758904 should be narrowed or invalidated. If any of our patents are narrowed, invalidated or become unenforceable, including European Patent 0758904, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Soliris and our drug candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our drugs from copycat products.

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

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceuticals companies claiming willful infringement by Alexion of its patent. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. We previously reported that three civil actions were filed against us relating to the commercialization of Soliris and the intellectual property rights of third parties. Each of these cases was resolved in 2008. In addition to Novartis, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the actions described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis for the years ended December 31, 2010, 2009 and 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States and Europe during 2007. We cannot guarantee that we will be successful in marketing and selling Soliris in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, on a continued basis, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We will have substantial expenses as we continue our research and development efforts, integrate the programs we acquired from Taligen and Orphatec, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions, our ability to successfully market Soliris in additional countries and regions, and our ability to successfully manufacture and commercialize our drug candidates.

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

•	changes in applicable governmental regulatory policies or requests by regulatory agencies for additional information or data;

•	the progress, timing and scope of our research and development programs;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the integration of the Taligen and Orphatec business; and

•	any new collaborative, licensing or other commercial relationships that we may establish.

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

Our business strategy includes expanding our products and capabilities. In the first quarter of 2010, we acquired Taligen Therapeutics, Inc. and certain assets of Orphatec Pharmaceuticals GmbH and we may seek additional acquisitions or in-licensing of businesses or products to expand our product and capabilities. Acquisitions of new businesses or products, including the acquisitions of Taligen and Orphatec, and in-licensing of new products involve numerous risks, including:

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

We have limited experience in the acquisition and integration of other companies. We cannot assure you that the recent acquisitions of Taligen and Orphatec, or any other acquisition or in-licensing of new products, will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business, such as Taligen or Orphatec, or an acquired or in-licensed product. In addition, the future success of such transactions would depend in part on our ability to manage the rapid growth associated with any such acquisitions or in-licensing. We cannot assure you that we will be able to make the combination of our business with that of Taligen or Orphatec, or any other acquired businesses or companies work or be successful.

We compete with pharmaceutical companies that have significantly greater resources than we for many of the same acquisition and in-licensing opportunities. Such pharmaceutical companies may be less leveraged and have better access to capital resources that may preclude us from completing any acquisition or in-licensing. For this and other reasons, we may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. Furthermore, the development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in our company upon conversion.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Alexion, or if taxable income does not reach sufficient levels.

As of December 31, 2010, we have approximately $579.3 million of U.S. Federal net operating loss carryforwards (NOL’s), available to reduce taxable income in future years. A portion of these NOL’s are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended. We believe it is more likely than not that we will use the net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income. NOL’s totaling $3.8 million expired in the year ended December 31, 2007. No NOL’s expired during the years ended December 31, 2010, 2009 and 2008.

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

Our business and marketing methods are also subject to regulation by the governments of the countries in which we operate. The United States Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other countries prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business. We have policies and procedures designed to help ensure that we and our representatives, including our employees, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-

bribery laws for actions taken by our representatives. Failure to comply with the laws and regulations of the countries in which we operate could materially harm our business.

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

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2008 and December 31, 2010, the closing sales price of our common stock fluctuated from a low of $25.49 per share to a high of $82.34 per share. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We conduct our primary operations at owned and leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Cheshire, Connecticut	Executive, sales and research offices	205,554	2017
Smithfield, Rhode Island	Commercial and research manufacturing	56,500	N/A
Lausanne, Switzerland	Regional executive and sales office	26,500	2013

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

As previously reported, on January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion and other biopharmaceuticals companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of a Novartis patent and seeks, among other things, monetary damages.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on The Nasdaq Stock Market, LLC under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq Stock Market, LLC for the periods indicated since January 1, 2009.

Fiscal 2009	High	Low
First Quarter
(January 1, 2009 to March 31, 2009)	$40.17	$31.65
Second Quarter
(April 1, 2009 to June 30, 2009)	$41.11	$32.59
Third Quarter
(July 1, 2009 to September 30, 2009)	$46.67	$36.87
Fourth Quarter
(October 1, 2009 to December 31, 2009)	$48.82	$43.11

Fiscal 2010
First Quarter
(January 1, 2010 to March 31, 2010)	$55.39	$45.50
Second Quarter
(April 1, 2010 to June 30, 2010)	$56.68	$48.61
Third Quarter
(July 1, 2010 to September 30, 2010)	$64.98	$49.64
Fourth Quarter
(October 1, 2010 to December 31, 2010)	$82.34	$63.56

As of February 1, 2011, we had 463 stockholders of record of our common stock and an estimated 61,658 beneficial owners. The closing sale price of our common stock on February 1, 2011 was $85.65 per share.

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

EQUITY COMPENSATION PLAN INFORMATION (shares in thousands)

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	6,114	30.54	6.87	5,671
Equity compensation plans not approved by stockholders	—	—	—	—

(1)	Reflects number of shares of common stock to be issued upon exercise of outstanding options under all our equity compensation plans, including our 2004 Incentive Plan. All 5,671 shares of common stock remaining available for future issuance are available under the 2004 Incentive Plan.
(2)	Does not include 1,061 restricted shares outstanding that were issued under the 2004 Incentive Plan.

The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

THE COMPANY’S STOCK PERFORMANCE

The following graph compares cumulative total return of the Company’s Common Stock with the cumulative total return of (i) the NASDAQ Stock Market-United States, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2005 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Stock Market-United States and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

CUMULATIVE TOTAL RETURN

	12/05	12/06	12/07	12/08	12/09	12/10
Alexion Pharmaceuticals, Inc.	100.00	199.46	370.52	357.43	482.17	795.56
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

	Begin:	12/31/2005
	Period End:	12/31/2010
Alexion Pharmaceuticals -NASNM	End:	12/31/2010
C000030398

Date*	Transaction Type	Closing Price**	Beginning No. Of Shares***	Dividend per Share	Dividend Paid	Shares Reinvested	Ending Shares	Cum. Tot. Return
31-Dec-05	Begin	10.125	9.88				9.877	100.00
31-Dec-06	Year End	20.195	9.88				9.877	199.46
31-Dec-07	Year End	37.515	9.88				9.877	370.52
31-Dec-08	Year End	36.190	9.88				9.877	357.43
31-Dec-09	Year End	48.820	9.88				9.877	482.17
31-Dec-10	End	80.550	9.88				9.877	795.56

*	Specified ending dates or ex-dividends dates.
**	All Closing Prices and Dividends are adjusted for stock splits and stock dividends.
***	‘Begin Shares’ based on $100 investment.

Item 6.	SELECTED FINANCIAL DATA.

The following selected financial data is derived from, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

(amounts in thousands, except per share amounts)

Condensed Consolidated Statements of Operations:
	Year Ended December 31,
	2010	2009	2008	2007	2006
Revenues:
Net product sales	$540,957	$386,800	$259,004	$66,381	$—
Contract research revenue	—	—	95	5,660	1,558

Total revenues	540,957	386,800	259,099	72,041	1,558
Cost of sales	64,437	45,059	28,366	6,696	—
Operating expenses:
Research and development	98,394	81,915	62,581	68,961	83,225
Selling, general and administrative	227,488	172,767	133,543	96,142	55,418

Total operating expenses	325,882	254,682	196,124	165,103	138,643

Operating income (loss)	150,638	87,059	34,609	(99,758)	(137,085)
Other income (expense)	(1,627)	(3,745)	121	6,723	5,198
Income (loss) before income taxes	149,011	83,314	34,730	(93,035)	(131,887)
Income tax provision (benefit)	51,981	(211,852)	1,581	(745)	(373)

Net income (loss)	$97,030	$295,166	$33,149	$(92,290)	$(131,514)

Earnings (loss) per common share
Basic	$1.09	$3.46	$0.43	$(1.27)	$(2.07)

Diluted	$1.04	$3.26	$0.39	$(1.27)	$(2.07)

Shares used in computing earnings (loss) per common share
Basic	89,271	85,326	77,680	72,622	63,402

Diluted	93,037	90,582	89,967	72,622	63,402

Condensed Consolidated Balance Sheet Data:
	As of December 31,
	2010	2009	2008	2007	2006
Cash, cash equivalents and marketable securities	$361,605	$176,220	$139,711	$106,712	$250,148
Trade accounts receivable, net	168,732	113,731	74,476	46,278	—
Inventories, net	62,165	40,885	49,821	32,907	2,314
Total current assets	646,556	373,456	277,101	205,354	236,776
Property, plant and equipment, net	162,240	164,691	139,885	104,280	39,135
Total assets	1,012,037	786,401	477,551	334,357	333,537
Notes payable	—	—	27,500	—	—
Mortgage loan	—	—	44,000	44,000	26,000
Convertible notes	3,718	9,918	97,222	150,000	150,000
Total stockholders’ equity	859,736	688,356	247,001	101,556	124,677

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (amounts in thousands, except per share data)

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties, discussed in the section entitled item 1A “Risk Factors”, and the “Note Regarding Forward-Looking Statements”, included at the beginning of this Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those forecasted in forward-looking statements or implied in historical results and trends.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

Overview

We are a biopharmaceutical company engaged in the discovery, development and commercialization of biologic therapeutic products aimed at treating patients with severe and life-threatening disease states, including those in the therapeutic areas of hematology, nephrology including transplant rejection, neurology, ophthalmology and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology including transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

Soliris was approved by the U.S. Food and Drug Administration (FDA) and the European Commission (E.C.) in 2007, by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010 and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with atypical Hemolytic Uremic Syndrome (aHUS), an ultra-rare, inherited and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease, kidney failure or death.

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition

•	Contingent liabilities

•	Inventories

•	Research and development expenses

•	Share-based compensation

•	Income taxes

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

In March 2010, United States government healthcare legislation, which contains several provisions that impact rebates payable, was enacted. The provisions in the legislation which relate to rebates payable include an increase in the minimum Medicaid rebate percentages, which is also extended as a discount to 340B institutions, and an extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid recipients. We have recorded estimated rebates payable according to the new legislation. If the provisions of this legislation change, we may revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

We have provided balances and activity in the rebates payable account for the years ended December 31, 2010, 2009 and 2008 as follows:

Rebates Payable
Balance at December 31, 2007	$(1,006)
Current provisions relating to sales in current year	(3,723)
Payments/credits relating to sales in current year	1,189
Payments/credits relating to sales in prior years	193

Balance at December 31, 2008	$(3,347)

Current provisions relating to sales in current year	(6,024)
Payments/credits relating to sales in current year	2,165
Payments/credits relating to sales in prior years	3,138

Balance at December 31, 2009	$(4,068)

Current provisions relating to sales in current year	(11,314)
Payments/credits relating to sales in current year	6,488
Payments/credits relating to sales in prior years	4,234

Balance at December 31, 2010	$(4,660)

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. We record the effective portion of these cash flow hedges to revenue in the period in which the sale is made to an unrelated third party and the derivative contract is settled.

Contingent liabilities

We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgement is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based on our best estimates based on available information. As additional information becomes available, or upon specific events such as the outcome of litigation or settlement of claims, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in these estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.

For products that are in initial clinical development, we capitalize inventory costs prior to regulatory approval, but subsequent to the filing of the Biologics License Application (BLA) when we determine that the inventory has probable future economic benefit. Inventory is not capitalized prior to completion of a Phase III clinical trial. We also capitalize the cost of inventory manufactured at our manufacturing plant in property, plant and equipment prior to approval of the facility by regulatory authorities.

We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our product is subject to strict quality control, certain batches or units of product may, after a period of time, no longer meet quality specifications or may expire, at which point we would adjust our inventory values. Soliris currently has a maximum estimated life of 48 months and, based on our sales forecasts, we expect to realize the carrying value of our Soliris inventory.

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

Share-Based Compensation

We have one share-based compensation plan known as the 2004 Incentive Plan. Under this plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary.

Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. Significant assumptions include the use of historical volatility to determine the expected stock price volatility. We also estimate expected term until exercise, forfeiture or cancellation, as well as the reduction in the expense from expected forfeitures. We currently use historical exercise and cancellation patterns as our best estimate of future estimated life. Actual volatility and lives of options may be significantly different from our estimates. If factors change and we employ different assumptions, the share-based compensation expense that we record in future periods may differ significantly from our prior recorded amounts.

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

In the fourth quarter of 2009, we reversed the valuation allowance recorded against a substantial portion of our deferred tax assets in the United States, resulting in a tax benefit of $215,516. The decision to reverse the valuation allowance was made after management determined that it was more likely than not that these deferred tax assets would be realized. We made the determination after evaluation of our levels of recent profitability, as well as forecasts of future taxable income which impact utilization of tax attributes, primarily net operating losses and research income tax credits. We also reversed the valuation allowance recorded against certain non-U.S. deferred tax assets in the second quarter of 2010 where realization of those assets was now more likely than not.

We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would assess the recoverability of our deferred tax assets at that time. If we determine that the deferred tax assets are not realizable in a future period, we would record material changes to income tax expense in that period.

Results of Operations

The following table sets forth consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net product sales	$540,957	$386,800	$259,004
Contract research revenue	—	—	95

Total revenues	540,957	386,800	259,099
Cost of sales	64,437	45,059	28,366
Operating expenses:
Research and development	98,394	81,915	62,581
Selling, general and administrative	227,488	172,767	133,543

Total operating expenses	325,882	254,682	196,124

Operating income	150,638	87,059	34,609
Other income (expense)	(1,627)	(3,745)	121

Income before income taxes	149,011	83,314	34,730

Income tax provision (benefit)	51,981	(211,852)	1,581

Net income	$97,030	$295,166	$33,149

Earnings per common share:
Basic	$1.09	$3.46	$0.43

Diluted	$1.04	$3.26	$0.39

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenues

Revenues by significant geographic region are as follows:

	Year Ended December 31,
	2010	2009	% Variance
Revenues:
United States	$205,792	$159,829	29%
Europe	274,919	215,763	27%
Other	60,246	11,208	438%

	$540,957	$386,800	40%

The increase in revenue for fiscal year 2010 versus 2009 was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approvals in Japan, included in Other above, which impacted sales in the third and fourth quarters of 2010.

The increase in revenues was offset by the negative impact of approximately $9,277 for the year ended December 31, 2010 due to changes in foreign currency exchange rates (inclusive of hedging activity), primarily the Euro and British Pound, compared to USD, versus the year ended December 31, 2009. We recorded a gain in revenue of $8,778 and $3,363 related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2010 and 2009, respectively.

Cost of Sales

Cost of sales was $64,437 and $45,059, or 12% of product revenue, for the years ended December 31, 2010 and 2009, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.

On January 26, 2011, Novartis filed a civil action against Alexion Pharmaceuticals, Inc. and other biopharmaceuticals companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the early stages of this litigation, Management does not believe a loss related to this matter is probable and the potential magnitude of such loss, if any, can be reasonably estimated.

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

The following table provides information regarding research and development expenses:

	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Variance	% Variance
Clinical development	$26,983	$20,591	$6,392	31%
Product development	10,789	9,674	1,115	12%
Discovery research	2,846	1,776	1,070	60%

Total external direct expenses	40,618	32,041	8,577	27%

Payroll and benefits	47,683	41,122	6,561	16%
Operating and occupancy	4,540	4,935	(395)	-8%
Depreciation and amortization	5,553	3,817	1,736	45%

Total other R&D expenses	57,776	49,874	7,902	16%

Research and development expense	$98,394	$81,915	$16,479	20%

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, Business, for a description of each of these programs:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Accumulated Expenditures since January 1, 2006
External direct expenses
Eculizumab: PNH program	$6,661	$7,672	$60,087
Eculizumab: non-PNH programs	17,934	11,345	31,615
Samalizumab	1,183	1,222	3,104
Pexelizumab	—	—	13,713
Unallocated	1,205	352	9,140

	$26,983	$20,591	$117,659

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

During the year ended December 31, 2010, we incurred research and development expenses of $98,394, an increase of $16,479, or 20% versus the $81,915 incurred during the year ended December 31, 2009. The increase was primarily related to the following:

•	Increase of $6,561 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and preclinical programs.

•

Increase of $6,392 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, offset by decreases in spending on PNH programs (see table above).

•	Increase of $1,070 in discovery research was primarily due to external research and consulting fees.

•	Increase of $1,736 in depreciation and amortization expenses primarily related to depreciation on our Rhode Island Manufacturing facility which placed into service in December 2009.

We expect our research and development expenses to increase, at a lower rate than our revenue, in 2011 due to clinical development and manufacturing costs related to our expanding eculizumab and samalizumab development programs, as well as expenses related to Taligen and Orphatec programs. For additional information on these programs, please refer to “Product and Development Programs” in Item I of this Form 10-K.

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

During the year ended December 31, 2010, we incurred selling, general and administrative expenses of $227,488, an increase of $54,721, or 32%, versus the $172,767 incurred during the year ended December 31, 2009. The increase was primarily related to the following:

•

During the year ended December 31, 2010, salaries, benefits and other labor expenses increased to $134,669, an increase of $34,631, or 35%, versus $100,038 incurred during the year ended December 31, 2009. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $21,487 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $13,144 within our general and administrative functions to support our infrastructure as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $20,090 was due primarily to increases in marketing and consulting services of $11,984, increases in occupancy and depreciation expenses of $2,978 relating to new and expanded office spaces in Europe, Japan, Canada, Australia and Latin America, increases of $2,268 relating to our charitable and compassionate care programs and increases of $1,112 in telecommunications and information technology expenses.

We expect our selling, general and administrative expenses to increase, at a lower rate than our revenue, in 2011, reflecting our growth as a commercial organization throughout the world.

Other Income and Expense

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. During the year ended December 31, 2010, we recognized $2,434 of foreign currency loss, an increase of $1,904, versus a loss of $530 incurred during the year ended December 31, 2009. The increase was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. During the year ended December 31, 2010, investment income increased $725, or 92% to $1,511 due primarily to higher cash, cash equivalents and marketable securities balances.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. During the year ended December 31, 2010, interest expense increased $98, or 16%, to $704 due primarily to a reduction in capitalized interest associated with our manufacturing plant in Rhode Island, which was placed in service in the fourth quarter of 2009, and fees relating to our amended and restated credit facility, partially offset by the lower principal balance of our convertible notes as a result of the note conversions and exchanges during 2009 and 2010.

We recorded $3,395 of non-cash debt exchange expense for the year ended December 31, 2009 relating to the exchange of 5,644 shares for $87,304 principal amount of our 1.375% Convertible Senior Notes. The expense was recorded based on the fair value of the additional shares provided to the note holders over the stated conversion rate.

Income Taxes

During the year ended December 31, 2010, we recorded an income tax provision of $51,981, compared to a benefit of $211,852 for the year ended December 31, 2009. The income tax provision for 2010 is principally attributable to the U.S. Federal, state, and foreign income taxes in our profitable operations. The tax benefit reported in 2009 includes a benefit of $215,516 attributable to the release of valuation allowances against U.S. deferred tax assets, offset principally by income tax provisions for profitable foreign subsidiaries.

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

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenues

Revenues by significant geographic region are as follows:

	Year Ended December 31,
Revenues:	2009	2008	% Variance
United States	$159,829	$113,299	41%
Europe	215,763	143,645	50%
Other	11,208	2,155	420%

	$386,800	$259,099	49%

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

We recorded a gain in revenue of $3,363 and $4,141 related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2009 and 2008, respectively.

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

Research and Development Expenses

The following table provides information regarding research and development expenses:

	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Variance	% Variance
Clinical development	$20,591	$17,889	$2,702	15%
Product development	9,674	8,258	1,416	17%
Discovery research	1,776	1,201	575	48%

Total external direct expenses	32,041	27,348	4,693	17%

Payroll and benefits	41,122	27,555	13,567	49%
Operating and occupancy	4,935	4,192	743	18%
Depreciation and amortization	3,817	3,486	331	9%

Total other R&D expenses	49,874	35,233	14,641	42%

Research and development expense	$81,915	$62,581	$19,334	31%

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, Business, for a description of each of these programs:

	Year Ended December 31, 2009	Year Ended December 31, 2008
External direct expenses
Eculizumab: PNH program	$7,672	$14,112
Eculizumab: non-PNH programs	11,345	1,657
Samalizumab	1,222	699
Unallocated	352	1,421

	$20,591	$17,889

During the year ended December 31, 2009, we incurred research and development expenses of $81,915, an increase of $19,334, or 31% versus the $62,581 incurred during the year ended December 31, 2008. The increase was primarily due to the following:

•

Increase of $13,567 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our expanding number of clinical programs and manufacturing and product development activities at our production facility in Smithfield RI.

•

Increase of $2,702 external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, as well as growth of our samalizumab program, offset by decreases in spending on the PNH program (see table above).

•	Increase of $1,416 in external product development expenses related primarily to increases in manufacturing development activities at our production facility in Smithfield RI.

Selling, General and Administrative Expenses

During the year ended December 31, 2009, we incurred selling, general and administrative expenses of $172,767, an increase of $39,224, or 29%, versus the $133,543 incurred during the year ended December 31, 2008. The increase was primarily due to the following:

•

During the year ended December 31, 2009, salaries, benefits and other labor expenses increased to $100,038, an increase of $24,775, or 33%, versus $75,263 incurred during the year ended December 31, 2008. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $17,962 related to our global commercial operations teams. This increase was also due to increases in payroll and benefits of $6,813 within our general and administrative functions to support our infrastructure as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $14,449 was due primarily to increases in marketing and consulting services of $5,693, occupancy and depreciation expenses of $4,901 relating to new and expanded office space in Europe, Japan, Canada, Australia and Latin America and $1,348 in telecommunications and information technology expenses.

Other Income and Expense

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

Income Taxes

During the year ended December 31, 2009, we recorded an income tax benefit of $211,852, compared to a provision of $1,581 for the year ended December 31, 2008. The tax benefit reported in 2009 includes a benefit of $215,516 attributable to the release of valuation allowances against U.S. deferred tax assets, offset principally by income tax provisions for profitable foreign subsidiaries. The valuation allowance was reversed after management determined that a significant portion of the deferred tax assets relating to the United States would be realized. We made the determination after evaluation of our levels of recent profitability, as well as forecasts of future taxable income which impact utilization of tax attributes, primarily net operating losses and research income tax credits. The income tax provision for 2008 is principally attributable to entities in certain foreign jurisdictions who achieved profitability during the year, offset by the reversal of valuation allowances in those foreign jurisdictions and the exchange of Federal research credits for cash.

Liquidity and Capital Resources (amounts in thousands, except per share data)

Cash, cash equivalents, marketable securities and working capital as of December 31, 2010 and December 31, 2009 were as follows:

Financial assets:

	December 31, 2010	December 31, 2009	$ Variance
Cash and cash equivalents	$267,145	$157,172	$109,973
Marketable securities	94,460	19,048	75,412

Cash, cash equivalents and marketable securities	$361,605	$176,220	$185,385

Select measures of liquidity and capital resources:

	December 31, 2010	December 31, 2009	$ Variance
Current assets	$646,556	$373,456	$273,100
Current liabilities	138,515	85,262	53,253

Working capital	$508,041	$288,194	$219,847
Current ratio	4.67	4.38

Until required for use in the business, we invest our cash reserves in money market funds and high quality commercial, corporate and U.S. government and agency bonds and commercial paper in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.

The increase in cash, cash equivalents and marketable securities was primarily attributable to the increase in product sales and the related cash generated from operations. The increase in working capital was primarily due to increases in our cash and cash equivalents, marketable securities, accounts receivable and inventory offset primarily by an increase in accrued expenses.

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At December 31, 2010, one individual customer accounted for 17.8% of the accounts receivable balance. At December 31, 2009, one individual customer accounted for 20.0% of the accounts receivable balance.

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2010, we have foreign exchange forward contracts with notional amounts totaling $445,476. These outstanding foreign exchange forward contracts had a net fair value of $(5,273), of which an unrealized gain of $9,955 is included in other assets, offset by an unrealized loss of $15,228 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

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

As of December 31, 2010, our accrued royalty balance of $50,133 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.

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

Cash Flows

Change in cash and cash equivalents:

	Year Ended December 31,
	2010	2009	$ Variance
Net cash provided by operating activities	$160,906	$113,841	$47,065
Net cash used in investing activities	(89,318)	(81,423)	(7,895)
Net cash provided by (used in) financing activities	38,867	(14,270)	53,137
Effect of exchange rate changes on cash	(482)	1,012	(1,494)

Net change in cash and cash equivalents	$109,973	$19,160	$90,813

Operating Activities

The increase in net cash and cash equivalents from December 31, 2010 is primarily due to the net income achieved in 2010 versus the net income achieved in the same period in 2009. The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, non-cash debt exchange expense, deferred taxes, unrealized foreign currency gain, and unrealized loss on foreign exchange forward contracts, was $188,267 and $128,080 for the year ended December 31, 2010 and 2009, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was $27,361 and $14,239 for the year ended December 31, 2010 and 2009, respectively. The $27,361 change in operating assets and liabilities primarily relates to increases in accounts receivable of $59,239 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories. Additionally, the increase in inventory of $14,119 relates to increased production at our manufacturing facility in Rhode Island and resulting inventory buildup to support commercial growth. These increases were offset by an increase of $47,455 in accounts payable and accrued expenses, which consists primarily of accrued royalties, payroll and taxes.

In 2011, we expect changes in cash from operations to be highly dependent on sales levels, and the related cash collections, from Soliris.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•

Additions to property, plant and equipment were $12,823 and $35,275 for the year ended December 31, 2010 and 2009, respectively. The reduction in additions to property, plant and equipment was primarily as a result of the approval of our Rhode Island manufacturing facility by the E.C. in December 2009. Through the approval date, we capitalized costs associated with the construction and validation of our Rhode Island manufacturing facility, and we ceased capitalization of these costs beginning in January 2010.

•	Purchases of marketable securities of $129,860 and sales of marketable securities of $53,387 for the year ended December 31, 2010.

•

Payments of $25,000 and $2,500 related to the final payment for the PDL BioPharma patent settlement and Oklahoma Medical Research Foundation patent purchase agreement for the year ended December 31, 2009.

In January and February 2011, we completed business combinations of Taligen and Orphatec. These acquisitions required us to make upfront payments of approximately $114,000, which we have paid from our available cash, cash equivalents and marketable securities. After these acquisitions, we continue to expect that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

In addition to the upfront payments, these purchase agreements also include contingent payments totaling $367,000 for Taligen and $42,000 for Orphatec. We do not expect that any contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term. As future payments become more probable, we will evaluate methods of funding payments, which could be made from available cash, cash generated from operations or proceeds from other financing.

Financing Activities

Net cash flows from financing activities reflected proceeds from the exercise of stock options of $37,546 and $30,733 for the years ended December 31, 2010 and 2009, respectively. In 2009, cash from financing activities was reduced by a $44,000 prepayment on our mortgage loan.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Convertible notes payable	$3,718	$—	$3,718	$—	$—
Interest expense	100	50	50	—	—
Capital leases	1,459	715	744	—	—
Operating leases	38,498	10,274	15,266	8,798	4,160

Total contractual obligations	$43,775	$11,039	$19,778	$8,798	$4,160

Commercial commitments:
Clinical and manufacturing development	$39,000	$7,800	$11,700	$7,800	$11,700
Licenses	1,570	315	630	625	—

Total commercial commitments	$40,570	$8,115	$12,330	$8,425	$11,700

The contractual obligations table above does not include contingent royalties and other contingent contractual payments we may owe to third parties in the future because such payments are contingent on future sales of our products and the existence and scope of third party intellectual property rights and other factors described in "Risk Factors" and Note 10 in the Consolidated Financial Statements. The table above also does not include a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $8,658 at December 31, 2010. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2010. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.

We also did not include contingent payments related to the Taligen and Orphatec acquisitions, as the timing of payment for these amounts is not reasonably estimable at December 31, 2010. Contingent payments for the business combinations total $367,000 for Taligen and $42,000 for Orphatec, and we do not expect to make any contingent payments in the next 12 months.

Convertible Notes

As of December 31, 2010, we had outstanding $3,718 principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (1.375% Notes). We pay interest on these notes on a semi-annual basis on February 1 and August 1 of each year. However, no principal payments are due until February 2012, except under certain circumstances such as liquidation, merger or business combination. The Notes do not contain covenants related to our financial performance.

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

As of December 31, 2010, $3,718 principal amount of the 1.375% Notes is outstanding, and the fair value, based on quoted market prices, was estimated at $18,892. The $11,840 decrease in fair value from December 31, 2009 is primarily attributable to the exchange of $6,200 principal amount of the notes for 394,211 shares of common stock during the first half of 2010.

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

Revolving Credit Facility

In January 2010, we entered into an amended and restated credit agreement, the Amended Credit Agreement, that provides for an available $50,000 revolving credit facility through January 22, 2013, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.'s assets, including the pledge of the equity interests of certain direct subsidiaries and Rhode Island facility, but excluding intellectual property and assets of foreign subsidiaries.

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

As of December 31, 2010, we had no outstanding amounts under the revolving credit facility. We had open letters of credit of $6,647 at December 31, 2010.

Capital Leases

We currently lease office equipment under capital lease agreements expiring in 2013. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. The average interest rates on the above capital leases is 4.02% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease.

Operating Leases

Our operating leases are principally for facilities and equipment. We currently lease 205,554 square feet of space at our headquarters and research and development facility in Cheshire, Connecticut and approximately 26,500 square feet of space at our regional executive and sales offices in Lausanne, Switzerland. Additionally, we lease research space in San Diego, California. In connection with the closure of Alexion Antibody Technologies in 2006, we accrued the fair value of future payments under the lease. In September 2007, we entered into a sub-lease for the AAT facility, which provides for sub-lease payments to us through the term of the lease, or 2012.

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

We have agreed to purchase certain minimum quantities of product from Lonza under our existing arrangements. As of December 31, 2010, we have remaining contractual commitments of approximately $39,000. If we terminate the Lonza Agreement without cause, we will be required to pay for batches of product scheduled for manufacture under our arrangement.

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

Income Taxes

At December 31, 2010, we have pre-tax federal and state net operating loss carryforwards of $579,308, and $86,138, respectively. These NOL’s expire between 2011 and 2029. We also have federal and state income tax credit carryforwards of approximately $37,913 and $4,199, respectively. These income tax credits expire between 2011 and 2030. Due to the amount of our NOL’s and credit carryforwards, we do not anticipate paying substantial U.S. federal income taxes in the foreseeable future. We do expect to pay cash taxes in various U.S. states and in foreign jurisdictions where we have operations and have utilized all of our net operating losses. We were again subject to the alternative minimum tax during 2010 and expect that we will continue to be subject to cash payments for the alternative minimum tax in the near term. The payment of an alternative minimum tax amount generates a credit that may be carried forward indefinitely and used to offset our regular income tax liability.

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

(amounts in thousands, except per share data)

Interest Rate Risk

As of December 31, 2010, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

As of December 31, 2010, we held $94,460 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds and commercial paper, through maturity. We estimate that a change of 100 basis points in interest rates would result in an increase or decrease of approximately $29 in the fair value of our cash and investments, which had a weighted average duration of approximately 4.6 months at December 31, 2010.

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

We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 30 days and 2) hedge a portion of our forecasted intercompany product sales, using contracts with durations of up to 36 months. The objective of these programs is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Both programs utilize foreign exchange forward contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.

As of December 31, 2010, we held foreign exchange forward contracts with notional amounts totaling $445,476. As of December 31, 2010, our outstanding foreign exchange forward contracts had a net fair value of $(5,273).

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,) as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting.

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

Management utilized the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on the assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Item 15(a)

(1)	Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)	Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto beginning on page F-1 of this report.

(3)	Exhibits:

2.1	Agreement and Plan of Merger by and among Alexion, TPCA Corporation, Taligen Therapeutics, Inc., each stockholder of Taligen that signed the Agreement as a seller of Series Bl Call Rights, and, only for the limited purposes described therein as Stockholders’ Representatives (and not in their individual capacities), Nick Galakatos, Ed Hurwitz and Timothy Mills, dated as of January 28, 2011.(1) *

3.1	Certificate of Incorporation, as amended.(2)

3.2	Bylaws, as amended.(3)

4.1	Specimen Common Stock Certificate.(4)

4.2	Rights Agreement between the Company and Continental Stock Transfer & Trust Company, Rights Agent, dated as of February 14, 1997.(5)

4.3	Amendment No. 1 to Rights Agreement, dated as of September 18, 2000, between the Company and Continental Stock Transfer and Trust Company.(6)

4.4	Amendment No. 2 to Rights Agreement, dated as of December 12, 2001, between the Company and Continental Stock Transfer and Trust Company, which includes as Exhibit B the form of Right Certificate.(7)

4.5	Amendment No. 3 to Rights Agreement, dated as of November 16, 2004, between the Company and Continental Stock Transfer and Trust Company.(8)

4.6	Amendment No. 4 to Rights Agreement, dated February 23, 2007, between the Company and Continental Stock Transfer and Trust Company.(9)

4.7	Indenture, dated January 25, 2005, between the Company and U.S. Bank National Association relating to Alexion Pharmaceuticals, Inc.’s 1.375% Convertible Senior Notes due 2012.(10)

10.1	Employment Agreement, dated as of February 14, 2006, between the Company and Dr. Leonard Bell.(11)

10.2	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between the Company and Dr. Leonard Bell.(12)

10.3	Employment Agreement, dated as of February 14, 2006, between the Company and Dr. Stephen P. Squinto.(11)

10.4	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between the Company and Dr. Stephen P. Squinto.(12)

10.5	Employment Agreement, dated as of February 14, 2006, between the Company and Vikas Sinha.(11)

10.6	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between the Company and Vikas Sinha.(12)

10.7	Employment Agreement, dated November 7, 2005, between the Company and Patrice Coissac.(13)

10.8	Amendment to Employment Agreement, dated July 25, 2007, between the Company and Patrice Coissac.(14)

10.9	Amendment to Employment Agreement, dated January 14, 2008, between the Company and Patrice Coissac.(14)

10.10	Severance Letter Agreement, dated as of November 7, 2005, by and between Alexion Europe SAS and Patrice Coissac. (13)

10.11	Form of Employment Agreement (Senior Vice Presidents). (11)

10.12	Form of Amendment No. 1 to Employment Agreements (Senior Vice Presidents). (12)

10.13	Form of Indemnification Agreement for Officers and Directors. (15)

10.14	Agreement of Lease, dated May 9, 2000, between the Company and WE Knotter L.L.C.(16)

10.15	Company’s 2000 Stock Option Plan, as amended.(3)

10.16	Company’s 1992 Outside Directors Stock Option Plan, as amended.(17)

10.17	Company’s Amended and Restated 2004 Incentive Plan.(18)

10.18	License Agreement dated March 27, 1996 between the Company and Medical Research Council.(19)+

10.19	Research and Development Facility lease, dated February 1, 2002, between the Company and PMSI SRF L.L.C.(20)

10.20	Large-Scale Product Supply Agreement, dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, as amended.(21)+

10.21	Amendment No. 13 to the Large-Scale Product Supply Agreement dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, dated June 8, 2007.(22)+

10.22	Form of Stock Option Agreement for Directors.(23)

10.23	Form of Stock Option Agreement for Executive Officers (Form A).(24)

10.24	Form of Stock Option Agreement for Executive Officers (Form B).(24)

10.25	Form of Restricted Stock Award Agreement for Executive Officers (Form A).(25)

10.26	Form of Stock Option Agreement (Incentive Stock Options).(22)

10.27	Form of Stock Option Agreement (Nonqualified Stock Options).(22)

10.28	Form of Restricted Stock Award Agreement.(22)

10.29	Form of Restricted Stock Unit Award Agreement.

10.30	Form of Stock Option Agreement for Participants in France.(22)

10.31	Form of Restricted Stock Unit Agreement for Participants in France.(22)

10.32	Patent License Agreement, dated December 31, 2008, between the Company and PDL BioPharma, Inc.(22)+

10.33	Settlement Agreement, dated December 31, 2008, between the Company and PDL BioPharma, Inc.(22)+

10.34	Settlement and Assignment Agreement, dated as of February 8, 2008, between the Company and Oklahoma Medical Research Foundation. (26)

10.35	Amended and Restated Credit Agreement, dated January 22, 2010, between the Company, Bank of America, N.A. as administrative agent, the other lenders party thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as joint lead arrangers, and Banc of America Securities LLC as lead book manager. (12)

10.36	Amended and Restated Security Agreement, dated January 22, 2010, between the Company, Bank of America, N.A., and the other loan parties named therein. (12)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.(1)

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101	The following materials from the Alexion Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

(1)	Incorporated by reference to our Report on Form 8-K, filed on February 3, 2011.
(2)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.
(3)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).
(4)	Incorporated by reference to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 21, 1997.
(5)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on October 6, 2000.
(6)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 12, 2002.
(7)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on November 17, 2004.
(8)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007.
(9)	Incorporated by reference to our Report on Form 8-K, filed on January 25, 2005.
(10)	Incorporated by reference to our Report on Form 8-K filed on February 16, 2006.
(11)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(12)	Incorporated by reference to our Report on Form 8-K, filed on November 14, 2005.
(13)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
(14)	Incorporated by reference to our Report on Form 8-K, filed on September 17, 2010.

(15)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.
(16)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.
(17)	Incorporated by reference to our Report on Form 8-K, filed on May 14, 2010.
(18)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended July 31, 1996.
(19)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended January 31, 2002.
(20)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.
(21)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(22)	Incorporated by reference to our report on Form 8-K, filed on December 16, 2004.
(23)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.
(24)	Incorporated by reference to our report on Form 8-K, filed on March 14, 2005.
(25)	Incorporated by reference to our report on Form 8-K, filed on February 14, 2008.
+	Confidential treatment was granted for portions of such exhibit.
*	Confidential treatment requested for portions of such exhibit.

Item 15(b) Exhibits

See (a) (3) above.

Item 15(c) Financial Statement Schedules

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

By:	/s/ Leonard Bell
Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer Dated: February 17, 2011

By:	/s/ Vikas Sinha
Vikas Sinha, M.B.A., C.A. Senior Vice President and Chief Financial Officer Dated: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leonard Bell Leonard Bell, M.D.	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer)	February 17, 2011

/s/ Vikas Sinha Vikas Sinha, M.B.A., C.A.	Senior Vice President and Chief Financial Officer (principal financial officer)	February 17, 2011

/s/ Scott Phillips Scott Phillips	Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 17, 2011

/s/ Max Link Max Link, Ph.D.	Chairman of the Board of Directors	February 17, 2011

/s/ William R. Keller William R. Keller	Director	February 17, 2011

/s/ Larry L. Mathis Larry L. Mathis	Director	February 17, 2011

/s/ Joseph A. Madri Joseph A. Madri, Ph.D., M.D.	Director	February 17, 2011

/s/ R. Douglas Norby R. Douglas Norby	Director	February 17, 2011

/s/ Alvin S. Parven Alvin S. Parven	Director	February 17, 2011

/S/ ANDREAS RUMMELT Andreas Rummelt, Ph.D.	Director	February 17, 2011

/S/ ANN VENEMAN Ann Veneman	Director	February 17, 2011

Alexion Pharmaceuticals, Inc.

Contents

For the Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Alexion Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Hartford, Connecticut

February 17, 2011

Alexion Pharmaceuticals, Inc.

Consolidated Balance Sheets

(amounts in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$267,145	$157,172
Marketable securities	94,460	19,048
Trade accounts receivable, net	168,732	113,731
Inventories	62,165	40,885
Prepaid manufacturing costs	7,500	5,762
Deferred tax assets	19,643	16,726
Prepaid expenses and other current assets	26,911	20,132

Total current assets	646,556	373,456

Property, plant and equipment, net	162,240	164,691
Intangible assets, net	24,146	28,589
Goodwill	19,954	19,954
Deferred tax assets	154,569	194,308
Other assets	4,572	5,403

Total assets	$1,012,037	$786,401

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$16,026	$11,530
Accrued expenses	107,030	66,915
Deferred revenue	2,896	1,652
Current portion of capital lease obligations	715	422
Other current liabilities	11,848	4,743

Total current liabilities	138,515	85,262

Capital lease obligations, less current portion	744	503
Convertible notes	3,718	9,918
Deferred tax liabilities	—	204
Other liabilities	9,324	2,158

Total liabilities	152,301	98,045

Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 145,000 shares authorized; 91,591and 89,097 shares issued at December 31, 2010 and 2009, respectively	6	5
Additional paid-in capital	1,173,480	1,093,933
Treasury stock, at cost, 97 shares at December 31, 2010 and 2009	(2,676)	(2,676)
Accumulated other comprehensive loss	(7,140)	(1,942)
Accumulated deficit	(303,934)	(400,964)

Total stockholders' equity	859,736	688,356

Total liabilities and stockholders' equity	$1,012,037	$786,401

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Operations

(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net product sales	$540,957	$386,800	$259,004
Contract research revenues	—	—	95

Total revenues	540,957	386,800	259,099

Cost of sales	64,437	45,059	28,366
Operating expenses:
Research and development	98,394	81,915	62,581
Selling, general and administrative	227,488	172,767	133,543

Total operating expenses	325,882	254,682	196,124

Operating income	150,638	87,059	34,609
Other income and expense:
Investment income	1,511	786	2,810
Interest expense	(704)	(606)	(2,407)
Foreign currency loss	(2,434)	(530)	(282)
Debt exchange expense	—	(3,395)	—

Income before income taxes	149,011	83,314	34,730

Income tax provision (benefit)	51,981	(211,852)	1,581

Net income	$97,030	$295,166	$33,149

Earnings per common share
Basic	$1.09	$3.46	$0.43

Diluted	$1.04	$3.26	$0.39

Shares used in computing earnings per common share
Basic	89,271	85,326	77,680

Diluted	93,037	90,582	89,967

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity	Comprehensive Income
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2007	75,746	4	833,534	57	(1,260)	(1,443)	(729,279)	101,556	$(93,556)

Foreign currency translation	—	—	—	—	—	(74)	—	(74)	(74)
Unrealized loss on pension obligation	—	—	—	—	—	(471)	—	(471)	(471)
Unrealized gain on hedging activities	—	—	—	—	—	4,935	—	4,935	4,935
Costs associated with 2 for 1 stock split	—	—	(99)	—	—	—	—	(99)	—
Conversion of convertible notes to common stock	3,356	1	52,184	—	—	—	—	52,185	—
Issuance of common stock from exercise of options	2,120	—	28,893	—	—	—	—	28,893	—
Issuance of restricted common stock	310	—	—	—	—	—	—	—	—
Recognition of equity impact on R&D tax credit	—	—	404	—	—	—	—	404	—
Share-based compensation expense	—	—	26,523	—	—	—	—	26,523	—
Net income	—	—	—	—	—	—	33,149	33,149	33,149

Balances, December 31, 2008	81,532	$5	$941,439	57	$(1,260)	$2,947	$(696,130)	$247,001	$37,539

Foreign currency translation	—	—	—	—	—	415	—	415	$415
Net change in unrealized gains on marketable securities	—	—	—	—	—	22	—	22	22
Unrealized loss on pension obligation	—	—	—	—	—	(416)	—	(416)	(416)
Unrealized loss on hedging activities	—	—	—	—	—	(4,910)	—	(4,910)	(4,910)
Conversion of convertible notes to common stock	5,644	—	89,893	—	—	—	—	89,893	—
Issuance of common stock from exercise of options	1,564	—	30,733	40	(1,416)	—	—	29,317	—
Issuance of restricted common stock	357	—	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	764	—	—	—	—	764	—
Share-based compensation expense	—	—	31,104	—	—	—	—	31,104	—
Net income	—	—	—	—	—	—	295,166	295,166	295,166

Balances, December 31, 2009	89,097	$5	$1,093,933	97	$(2,676)	$(1,942)	$(400,964)	$688,356	$290,277

Foreign currency translation	—	—	—	—	—	(528)	—	(528)	$(528)
Net change in unrealized gains on marketable securities, net of tax	—	—	—	—	—	(12)	—	(12)	(12)
Unrealized loss on pension obligation, net of tax	—	—	—	—	—	(1,898)	—	(1,898)	(1,898)
Unrealized loss on hedging activities, net of tax	—	—	—	—	—	(2,760)	—	(2,760)	(2,760)
Conversion of convertible notes to common stock	394	—	6,175	—	—	—	—	6,175	—
Issuance of common stock from exercise of options	1,646	1	37,545	—	—	—	—	37,546	—
Issuance of restricted common stock	454	—	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	1,970	—	—	—	—	1,970	—
Share-based compensation expense	—	—	33,857	—	—	—	—	33,857	—
Net income	—	—	—	—	—	—	97,030	97,030	97,030

Balances, December 31, 2010	91,591	$6	$1,173,480	97	$(2,676)	$(7,140)	$(303,934)	$859,736	$91,832

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$97,030	$295,166	$33,149
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on disposal of property, plant and equipment	76	271	44
Depreciation and amortization	15,792	12,473	7,608
Share-based compensation expense	32,338	28,731	23,682
Deferred taxes	36,389	(208,726)	—
Marketable securities premium amortization	960	—	—
Non-cash debt exchange expense	—	3,395	—
Unrealized foreign currency (gain) loss	(523)	(997)	3
Unrealized loss (gain) on forward contracts	6,205	(2,233)	473
Changes in operating assets and liabilities:
Accounts receivable	(59,239)	(36,440)	(31,262)
Inventories	(14,119)	14,596	(15,700)
Prepaid expenses and other assets	(2,773)	(6,926)	951
Accounts payable and accrued expenses	47,455	14,131	32,912
Deferred revenue	1,315	400	1,339

Net cash provided by operating activities	160,906	113,841	53,199

Cash flows from investing activities:
Purchases of marketable securities	(129,860)	(19,026)	—
Proceeds from maturity or sale of marketable securities	53,387	—	9,368
Purchases of property, plant and equipment	(12,823)	(35,275)	(39,733)
Purchase of technology rights	(20)	(27,740)	(8,624)
(Increase) decrease in restricted cash	(2)	618	339

Net cash used in investing activities	(89,318)	(81,423)	(38,650)

Cash flows from financing activities:
Debt issuance costs	—	(50)	(312)
Payments on capital leases	(649)	(301)	(273)
Payments on mortgage loan	—	(44,000)	—
Excess tax benefit from stock options	1,970	764
Payment of taxes in exchange of treasury shares	—	(1,416)	—
Net proceeds from the exercise of stock options	37,546	30,733	28,893

Net cash provided by (used in) financing activities	38,867	(14,270)	28,308

Effect of exchange rate changes on cash	(482)	1,012	(166)
Net change in cash and cash equivalents	109,973	19,160	42,691
Cash and cash equivalents at beginning of period	157,172	138,012	95,321

Cash and cash equivalents at end of period	$267,145	$157,172	$138,012

Supplemental disclosures
Cash paid for interest (net of amounts capitalized)	$500	$4,282	$6,688
Cash paid for income taxes	$7,953	$4,268	$—

See Notes 4, 5, 8, 9, 11 and 12 for investing and financing non-cash disclosures

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

1.	Business Overview and Summary of Significant Accounting Policies

Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company engaged in the discovery, development and commercialization of innovative therapeutic products aimed at treating patients with severe and life-threatening disease states, including those in the therapeutic areas of hematology, nephrology including transplant rejection, neurology, ophthalmology and cancer. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Alexion and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We have reclassified certain balance sheet amounts for the prior period to conform to the current year presentation.

Dividend Policy

We have never paid a cash dividend on shares of our stock. We currently intend to retain our earnings to finance future operations and do not anticipate paying any cash dividends on our stock in the foreseeable future.

Critical Accounting Estimates

The preparation of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

The most significant areas involving estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:

•	Revenue recognition

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

•	Contingent liabilities

•	Inventories

•	Research and development expenses

•	Share-based compensation

•	Income taxes

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

Segment Reporting

We are managed and operated as one business. The entire business is managed by a single management team with reporting to the chief executive officer. We do not operate separate lines of business or separate business entities with respect to our products or product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value, and include short-term highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. Our derivative financial instruments are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Our marketable securities, all of which are available-for-sale, are valued based upon pricing of securities with similar investment characteristics and holdings. Our convertible notes and other debt obligations are carried at historical cost (see Notes 8 and 14 for fair value information).

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

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

Unrealized gains and losses that are deemed temporary, are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. If any adjustment to fair value reflects a significant decline in the value of the security, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and would mark the security to market through a charge to our statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).

Accounts Receivable

Our standard credit terms vary based on the country of sale and range from 30 to 120 days. Our average days’ sales outstanding ranges from 80 to 100 days. We sell Soliris to a limited number of customers, and we evaluate the creditworthiness of each such customer on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payor is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries typically exceeds our credit terms. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful.

During the second quarter of 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from 1 to 4 years.

In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected.

For the year ended December 31, 2010, one individual customer accounted for 18% of the accounts receivable balance. For the year ended December 31, 2009, one individual customer accounted for 20% of the accounts receivable balance. For the year ended December 31, 2010, one individual customer accounted for 21% of net product sales. For the year ended December 31, 2009, one individual customer accounted for 20% of net product sales. No other customer accounted for more than 10% of net product sales or accounts receivable.

Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.

The components of inventory are as follows:

	December 31,
	2010	2009
Raw materials	$4,835	$2,678
Work-in-process	37,312	6,900
Finished goods	20,018	31,307

	$62,165	$40,885

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

Capitalization of Inventory Costs

We capitalize inventory produced for commercial sale, including costs incurred prior to regulatory approval but subsequent to the filing of a Biologics License Application (BLA) when the Company has determined that the inventory has probable future economic benefit. Inventory is not capitalized prior to completion of a phase III clinical trial. Raw materials and purchased drug product associated with clinical development programs are included in inventory. This inventory is charged to research and development expense when consumed. We also capitalize the cost of inventory manufactured at our manufacturing plant in property, plant and equipment prior to the approval of the facility by regulatory authorities.

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

All hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash flows within the meaning of the authoritative guidance to be a qualifying hedge. The effectiveness of the qualifying hedge contract is assessed quarterly to ensure compliance with the authoritative guidance. We record the fair value of the qualifying hedges in other current assets, other assets, other current liabilities and other liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, this amount is reclassified into revenue. Any non-qualifying portion of the gains or losses resulting from changes in fair value, if any, is reported in other income and expense.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

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

Long-Lived Assets

We evaluate our long-lived assets, which are primarily comprised of intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the assets group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment loss for long-lived assets during the years ended December 31, 2010, 2009 and 2008.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

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

In March 2010, United States government healthcare legislation, which contains several provisions that impact rebates payable, was enacted. The provisions in the legislation which relate to rebates payable include an increase in the minimum Medicaid rebate percentages, which is also extended as a discount to 340B institutions, and an extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid recipients. We have recorded estimated rebates payable according to the new legislation. If the provisions of this legislation change, we may revise our estimates of rebates payable, which may have an impact on revenue in the period in which the adjustment is made.

We record distribution and other fees paid to our customers as a reduction of revenue. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. We record the effective portion of these cash flow hedges to revenue in the period in which the sale is made to an unrelated third party and the derivative contract is settled.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities including payroll and benefits, pre-clinical, clinical trial and related clinical manufacturing costs, manufacturing development and scale-up costs, product development and regulatory costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities, and lab supplies. These costs are expensed as incurred. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the vendors that perform the services.

Share-Based Compensation

We have one share-based compensation plan known as the 2004 Incentive Plan. Under this plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. To date, share-based compensation issued under the plan consists of incentive and non-qualified stock options, restricted stock and restricted stock units. Stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, stock options, restricted stock and restricted stock units granted to

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

employees fully vest four years from the grant date. Stock options have a contractual term of 10 years. We recognize share-based compensation expense, based on the fair value of stock awards, on a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period.

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

The following table summarizes the calculation of basic and diluted EPS for years ended December 31, 2010, 2009 and 2008:

	December 31
	2010	2009	2008
Net income used for basic calculation	$97,030	$295,166	$33,149

Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	72	298	1,943

Net income used for diluted calculation	$97,102	$295,464	$35,092

Shares used in computing earnings per common share—basic	89,271	85,326	77,680
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	383	2,459	8,970
Stock awards	3,383	2,797	3,317

Dilutive potential common shares	3,766	5,256	12,287

Shares used in computing earnings per common share—diluted	93,037	90,582	89,967

Earnings per common share:
Basic	$1.09	$3.46	$0.43
Diluted	$1.04	$3.26	$0.39

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the years ended December 31, 2010, 2009 and 2008 because their effect is anti-dilutive:

	December 31
	2010	2009	2008
Potentially dilutive securities:
Options to purchase common stock	1,234	2,240	1,439
Unvested restricted stock	3	7	20

	1,237	2,247	1,459

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income (loss), such as foreign currency translation adjustments, changes in pension liabilities, unrealized holding gains and losses on available for sale securities and unrealized gains and losses on hedge contracts. Certain of these changes in equity are reflected net of tax.

2.	Marketable Securities

The following tables summarize our marketable securities at December 31, 2010 and 2009:

	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
December 31, 2010
Commercial paper	$65,244	$44	$(27)	$—	$65,261
Corporate bonds	19,186	6	(8)	—	19,184
Federal agency obligations	10,003	12	—	—	10,015

Total	$94,433	$62	$(35)	$—	$94,460

December 31, 2009
Corporate bonds	$19,026	$22	$—	$—	$19,048

Total	$19,026	$22	$—	$—	$19,048

No realized gains or losses were recorded for the year ended December 31, 2010 and 2009. We utilize the specific identification method in computing realized gains and losses.

3.	Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31, 2010	December 31, 2009
Prepaid taxes	$7,411	$7,682
Forward contract receivable	9,365	5,209
Other	10,135	7,241

	$26,911	$20,132

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

Other non-current assets consist of the following:
	December 31, 2010	December 31, 2009
Forward contract receivable	$590	$2,061
Leasehold deposits	2,403	1,913
Other	1,579	1,429

	$4,572	$5,403

4.	Property, Plant and Equipment, Net

A summary of property, plant and equipment is as follows:

Asset	December 31, 2010	December 31, 2009
Land	$692	$692
Buildings and improvements	133,430	132,675
Machinery and laboratory equipment	41,986	38,946
Computer hardware and software	20,012	13,245
Furniture and office equipment	5,340	4,216
Construction-in-progress	3,831	3,294

	205,291	193,068
Less: Accumulated depreciation and amortization	(43,051)	(28,377)

	$162,240	$164,691

Depreciation and amortization of property, plant and equipment was approximately $11,003, $7,566 and $5,688 for the year ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, computer software costs included in property, plant and equipment, net, was $7,368 and $4,440, respectively. Depreciation and amortization expense for capitalized computer software costs was $2,883, $2,091 and $1,318 for the years ended December 31, 2010, 2009 and 2008, respectively.

In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the commercial production of Soliris and development and manufacturing of future products. Since this date, we have incurred costs related to the construction of the plant to support full-scale commercial manufacturing. We have also capitalized costs related to validation activities, including engineering runs and inventory production necessary to obtain approval of the facility from government regulators for the production of a commercially approved drug. In December 2009, we received final regulatory approval for production of commercial quantities of eculizumab by the European Commission. Accordingly, our plant was considered substantially complete and ready for its intended use. As a result of the approval, we placed the plant in service. Based on the approval, we expected to sell certain pre-approval inventory, and we therefore reclassified $4,514 from property, plant and equipment to inventory. In August 2010, the U.S. Food and Drug Administration (FDA) approved our Rhode Island manufacturing facility for the production of Soliris.

We capitalized interest of $3,427 and $4,717 in the years ended December 31, 2009 and 2008, respectively.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

5.	Intangible Assets, Net

Intangible assets and goodwill, net of accumulated amortization, are as follows:

		December 31, 2010			December 31, 2009
	Estimated Life (months)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	28-96	$25,531	$(8,251)	$17,280	$25,422	$(4,895)	$20,527
Patents	90	10,517	(3,651)	6,866	10,517	(2,455)	8,062

Total		$36,048	$(11,902)	$24,146	$35,939	$(7,350)	$28,589

Goodwill	Indefinite	$22,855	$(2,901)	$19,954	$22,855	$(2,901)	$19,954

Amortization of our intangible assets was approximately $4,552, $4,663 and $1,176 for the years ended December 31, 2010, 2009 and 2008, respectively. Assuming no changes in the gross cost basis of intangible assets, the estimated amortization of intangible assets for the next five fiscal years is as follows:

Year
2011	$4,711
2012	5,696
2013	7,148
2014	6,583
2015	42

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

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At December 31, 2010, we have open contracts with notional amounts totaling $330,019 that qualified for hedge accounting.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Loss recognized in OCI, net of tax	$(2,760)	$(4,910)
Gain reclassified from OCI to net product sales (Effective portion)	$8,778	$3,363
Gain (loss) reclassified from OCI to other income and expense (Ineffective portion)	$668	$(258)

Assuming no change in foreign exchange rates from market rates at December 31, 2010, $55 of a gain recognized in other comprehensive income is expected to be reclassified to revenue over the next twelve months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities of our foreign subsidiaries. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting under the guidance; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2010, the notional settlement amount of foreign exchange contracts relating to monetary assets and liabilities was $115.457.

We recognized a gain (loss) of $9,443 and $(3,820), in other income and expense, for the years ended December 31, 2010 and 2009, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following table summarizes the Company’s fair value of outstanding derivatives at December 31, 2010:

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8,015	Other current liabilities	$7,124
Foreign exchange forward contracts	Other non-current assets	590	Other non-current liabilities	3,380

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,350	Other current liabilities	4,724

Total fair value of derivative instruments		$9,955		$15,228

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

7.	Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Royalties	$50,133	$29,177
Payroll and employee benefits	24,034	17,251
Taxes payable	9,580	5,947
Rebates payable	4,660	4,068
Other	18,623	10,472

	$107,030	$66,915

See Note 10 for additional information on accrued royalties.

8.	Debt

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

In the second quarter of 2009, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $87,304 resulting in the issuance of 5,644 shares of our common stock. In the second quarter of 2009, we recorded a non-cash expense of $3,395 for the fair value of the additional shares over the stated conversion rate. We reclassified $1,105 of deferred financing costs to equity in 2009 as a result of the exchange and had a remaining balance of $272 at December 31, 2009.

In the first quarter of 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $1,000 resulting in the issuance of 63,582 shares of our common stock. In the second quarter of 2010, certain holders of the 1.375% Notes exercised conversion rights with respect to an aggregate principal amount of $5,200 resulting in the issuance of 330,629 shares of our common stock. At December 31, 2010, $3,718 of the convertible notes remains outstanding, and the fair value, based on quoted market prices, was estimated at $18,892.

Amortization expense associated with deferred financing costs for the year ended December 31, 2010, 2009 and 2008 was approximately $239, $260 and $733, respectively.

Revolving Credit Facility

In January 2010, we entered into an amended and restated credit agreement, the Amended Credit Agreement, that provides for an available $50,000 revolving credit facility through January 22, 2013, with up to a

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

$20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $75,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.'s assets, including the pledge of the equity interests of certain direct subsidiaries and Rhode Island facility, but excluding intellectual property and assets of foreign subsidiaries.

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

As of December 31, 2010, we had no outstanding amounts under the revolving credit facility. We had open letters of credit of $6,647 at December 31, 2010.

9.	Capital Leases

We lease office equipment and software licenses under capital lease agreements expiring in 2013. The assets and liabilities under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital lease is included in depreciation expense. As of December 31, 2010, the cost of equipment under capital lease is $2,642 and accumulated amortization is $958. The weighted-average interest rate on the capital leases is approximately 4.02%.

Minimum future lease payments under capital lease as of December 31, 2010 are:

Year
2011	$793
2012	627
2013	181

1,601
Less: Amount representing interest	142

Present value of minimum lease payments	$1,459

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

10.	Commitments and Contingencies

Contingent liabilities

We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results.

On January 26, 2011, Novartis filed a civil action against Alexion Pharmaceuticals, Inc. and other biopharmaceuticals companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the early stages of this litigation, Management does not believe a loss related to this matter is probable and the potential magnitude of such loss, if any, can be reasonably estimated.

In addition to Novartis's claim, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the action described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. We estimate our obligations for probable contingent liabilities based on our assessment of estimated royalties potentially owed to other third parties. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However the amount of such loss, if any, beyond amounts currently accrued cannot be reasonably estimated.

At December 31, 2010, we have recorded $50,133 of accrued royalties, which includes amounts related to our existing royalty agreements and amounts recorded for contingent liabilities described above. Our cost of sales for the years ended December 31, 2010, 2009 and 2008 also includes amounts recorded for existing royalty agreements and contingent liabilities.

Operating Leases

As of December 31, 2010, we lease our headquarters and primary research and development facilities in Cheshire, Connecticut. The lease is set to expire in May 2017. Monthly fixed rent started at approximately $162,

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

increasing to approximately $193 over the term of this lease. We also lease space for our regional executive and sales offices in Lausanne, Switzerland, as well as in certain other countries to facilitate our operations as a global organization.

Aggregate lease expense for our facilities was $6,980, $6,817 and $4,728 for the years ended December 31, 2010, 2009 and 2008, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.

Aggregate future minimum annual rental payments for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2010 are:

Year
2011	$10,274
2012	8,718
2013	6,548
2014	5,681
2015	3,117
Thereafter	4,160

License and Research and Development Agreements

We have entered into a number of license, research and development and manufacturing development agreements since our inception. These agreements have been made with various research institutions, universities, contractors, collaborators, and government agencies in order to advance and obtain technologies and services related to our business.

License agreements generally provide for us to pay an initial fee followed by annual minimum royalty payments. Additionally, certain agreements call for future payments upon the attainment of agreed upon milestones, such as, but not limited to, Investigational New Drug (IND) application or approval of Biologics License Application. These agreements require minimum royalty payments based on sales of products developed from the applicable technologies, if any.

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

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

The minimum fixed payments (assuming non-termination of the above agreements) as of December 31, 2010, for each of the next five years are as follows:

Years Ending December 31,	License Agreements	Clinical and Manufacturing Development Agreements
2011	$315	$7,800
2012	315	3,900
2013	315	7,800
2014	315	3,900
2015	310	3,900

	$1,570	$27,300

Product Supply

The Large-Scale Product Supply Agreement dated December 18, 2002 (Lonza Agreement) between Lonza Sales AG (Lonza) and us, relating to the manufacture of Soliris, was amended in June 2007. We amended our supply agreement to provide for additional purchase commitments of Soliris from 2009 through 2013. This amendment has remaining commitments of $39,000 as of December 31, 2010. Such commitments may only be cancelled in limited circumstances.

11.	Income Taxes

The income tax provision (benefit) is based on income before income taxes as follows:

	2010	2009	2008
U.S.	$108,226	$86,803	$23,756
Non-U.S.	40,785	(3,489)	10,974

	$149,011	$83,314	$34,730

The components of the income tax provision (benefit) are as follows:

	2010	2009	2008
Income Tax Provision (Benefit)
Domestic
Current	$5,013	$(7,742)	$2,514
Deferred	40,569	(207,604)	(2,633)

	45,582	(215,346)	(119)
Foreign
Current	9,728	4,601	1,902
Deferred	(3,329)	(1,107)	(202)

	6,399	3,494	1,700
Total
Current	14,741	(3,141)	4,416
Deferred	37,240	(208,711)	(2,835)

	$51,981	$(211,852)	$1,581

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

We reversed the valuation allowance against certain non-U.S. deferred tax assets in the second quarter of 2010 where realization of those assets was more likely than not. In the fourth quarter of 2009, we also reversed the valuation allowance recorded against a substantial portion of our deferred tax assets in the United States. We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Due to the amount of our NOL’s and credit carryforwards, we do not anticipate paying substantial U.S. federal income taxes in the foreseeable future. We do expect to pay cash taxes in various U.S. states and foreign jurisdictions where we have operations and have utilized all of our net operating losses. We were subject to the alternative minimum tax during 2010 and expect that we will continue to be subject to cash payments for the alternative minimum tax in the near term. The payment of an alternative minimum tax amount generates a credit that may be carried forward indefinitely and used to offset our regular income tax liability.

At December 31, 2010, we have federal and state net operating loss carryforwards of $579,308 and $86,138, respectively. Included in the NOL’s are federal and state NOL’s of $225,574 and $49,644, respectively, attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOL’s will be credited directly to additional paid in capital when utilized to offset taxes payable. Our NOL’s expire between 2011 and 2029. We also have federal and state income tax credit carryforwards of approximately $37,913 and $4,199, respectively. These income tax credits expire between 2011 and 2030. Additionally, included in these income tax credit carryforwards are federal income tax credit carryforwards of $5,350 attributable to excess tax benefits from the exercise of non-qualified stock options.

Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits or “windfalls” are reflected in net operating loss carryforwards, pursuant to authoritative guidance, the additional tax benefit associated with the windfall is not recognized until the deduction reduces regular taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in our net operating losses and credit carryforward in deferred tax assets for all periods presented.

At December 31, 2009, we had federal and state net operating loss carryforwards of $665,740 and $117,778, respectively. Included in the NOL’s were federal and state NOL’s of $174,545 and $72,070, respectively, attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOL’s will be credited directly to additional paid in capital when utilized to offset taxes payable. We also had federal and state income tax credit carryforwards of approximately $34,208 and $7,689 respectively. Additionally, included income tax credit carryforwards are federal income tax credit carryforwards of $4,767, attributable to excess tax benefits from the exercise of non-qualified stock options.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.5%	0.8%	0.9%
Foreign income tax rate differential	-4.9%	5.0%	-3.3%
Income tax credits	-1.0%	-12.1%	-2.9%
Foreign income subject to U.S. taxation	1.6%	0.2%	8.6%
Provision (benefit) attributable to foreign currency	0.0%	0.0%	4.8%
Stock option compensation	1.3%	2.0%	0.9%
Other nondeductible and permanent differences	1.1%	0.3%	1.7%
Provision (benefit) attributable to valuation allowances	-0.7%	-285.5%	-41.1%

Effective income tax rate	34.9%	-254.3%	4.6%

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

	Year Ended December 31,	Year Ended December 31,
	2010	2009
Deferred tax assets:
Net operating losses	$126,111	$174,424
Income tax credits	35,293	34,438
Stock compensation	16,814	12,799
Accruals and allowances	28,728	16,439
Intangible assets	8,013	7,568

	214,959	245,668
Valuation allowance	(2,470)	(3,296)

Total deferred tax assets	212,489	242,372

Deferred tax liabilities:
Depreciable assets	(37,805)	(31,090)
Unrealized gains	(471)	(453)

Total deferred tax liabilities	(38,276)	(31,543)

Net deferred tax asset	$174,213	$210,829

We follow authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	2010	2009	2008
Beginning of period balance	$7,305	$9,569	$6,671
Increases for tax positions taken during a prior period	184	59	306
Decreases for tax positions taken during a prior period	(22)	(3,018)	—
Increases for tax positions taken during the current period	1,191	695	2,817
Reduction as a result of a lapse of statute of limitations	—	—	(225)

	$8,658	$7,305	$9,569

The company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties and the tax expense as of December 31, 2010 is $52. Unless related to excess tax benefits from stock options, all of our unrecognized tax benefits, if recognized, would impact the effective tax rate.

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

The Company has not provided for U.S. income taxes on undistributed earnings of our non-U.S. subsidiaries as these earnings are permanently reinvested. These earnings would be taxable if repatriated to the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

12.	Stock Options and Restricted Stock

At December 31, 2010, we have one stock option plan, the 2004 Incentive Plan (“2004 Plan”). Under the 2004 Plan, restricted stock and restricted stock units (collectively referred to as Restricted Stock), incentive and non-qualified stock options, and other stock-related awards, may be granted for up to a maximum of 14,937 shares to our directors, officers, key employees and consultants. Stock options granted under all Plans have a maximum contractual term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	December 31,
	2010	2009	2008
Research and development	$7,878	$9,049	$6,063
Selling, general and administrative	23,194	19,682	17,619

Total share-based compensation expense	$31,072	$28,731	$23,682

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

For the year ended December 31, 2010, $1,266 of share-based compensation expense was recognized in cost of sales that was previously capitalized into inventory. The corresponding amounts recognized in 2009 and 2008 are not material to the results of operations.

The following table summarizes the share-based compensation capitalized to inventory and fixed assets:

	December 31,
	2010	2009	2008
Share-based compensation expense capitalized to inventory	$2,785	$1,403	$1,215
Share-based compensation expense capitalized to fixed assets	$—	$970	$1,626

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2010, 2009 and 2008 is $17.00, $14.94 and $16.93 per option, respectively.

As of December 31, 2010, there was $55,354 of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.57 years.

A summary of the status of our stock option plans at December 31, 2010, and changes during the year then ended is presented in the table and narrative below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	6,474	$24.78
Granted	1,465	48.07
Exercised	(1,646)	22.81
Forfeited and cancelled	(179)	36.80

Outstanding at December 31, 2010	6,114	$30.54	6.87	$305,777

Vested and unvested expected to vest at December 31, 2010	5,874	$30.09	6.81	$296,417
Exercisable at December 31, 2010	3,684	$23.08	5.84	$211,729

Total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $64,656, $33,335 and $52,082, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $20,039, $20,734 and $20,034, respectively.

The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010	2009	2008
Expected life in years	3.55 - 5.90	3.67 - 6.24	3.67 - 7.73
Interest rate	0.84% - 2.16%	1.41% - 2.19%	1.44% - 3.53%
Volatility	40.70% - 42.48%	40.30% - 48.03%	40.25% - 61.39%
Dividend yield	-	-	-

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

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

A summary of the status of our non-vested Restricted Stock and changes during the period then ended is as follows:

Year Ended December 31,
2010
Nonvested restricted stock, beginning of period	944
Shares issued	514
Shares cancelled	(56)
Shares vesting	(341)

Nonvested restricted stock, end of period	1,061

Weighted average grant date fair value	$46.89

13.	Common and Preferred Stock

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

For the Years Ended December 31, 2010, 2009 and 2008

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at December 31, 2010
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$186,565	$—	$186,565	$—
Marketable securities	Commercial paper	$65,261	$—	$65,261	$—
Marketable securities	U.S. Corporate bonds	$19,184	$—	$19,184	$—
Marketable securities	Federal agency obligations	$10,015	$—	$10,015	$—
Other current assets	Foreign exchange forward contracts	$9,365	$—	$9,365	$—
Other assets	Foreign exchange forward contracts	$590	$—	$590	$—
Other current liabilities	Foreign exchange forward contracts	$11,848	$—	$11,848	$—
Other liabilities	Foreign exchange forward contracts	$3,380	$—	$3,380	$—

		Fair Value Measurement at December 31, 2009
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$87,971	$—	$87,971	$—
Marketable securities	U.S. Corporate bonds	$19,048	$—	$19,048	$—
Other current assets	Foreign exchange forward contracts	$5,209	$—	$5,209	$—
Other assets	Foreign exchange forward contracts	$2,061	$—	$2,061	$—
Other current liabilities	Foreign exchange forward contracts	$4,742	$—	$4,742	$—

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

Valuation Techniques

Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution and corporate and federal agency bonds and commercial paper, are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.

As of December 31, 2010, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

15.	Employee Benefit Plans

Defined Contribution Plan

We have one qualified 401(k) plans covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to:

•	$1.00 for each dollar contributed up to the first 3 percent of an individual’s base salary and incentive cash bonus; and

•	$0.50 for each dollar contributed of the next 2 percent of such compensation.

For the years ended December 31, 2010, 2009 and 2008, we recorded matching contributions of approximately $1,893, $1,552 and $1,298, respectively.

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

The following table sets forth the funded status and the amounts recognized for defined benefit plans:

	December 31,
	2010	2009
Change in benefit obligation:
Projected benefit obligation, beginning of year	$5,655	$2,897
Prior service cost	76	—
Service cost	2,240	763
Interest cost	266	105
Change in assumptions	1,055	70
Recognized actuarial net loss	1,017	351
Foreign currency exchange rate changes	929	194
Transfers into plan	2,120	1,275

Projected benefit obligation, end of year	$13,358	$5,655

Accumulated benefit obligation, end of year	11,110	4,598

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

	December 31,
	2010	2009
Change in plan assets:
Fair value of plan assets, beginning of year	$4,737	$2,420
Return on plan assets	108	107
Employer contributions	1,646	508
Plan participants' contributions	666	264
Foreign currency exchange rate changes	945	163
Transfers into plan	1,440	1,275

Fair value of plan assets, end of year	$9,542	$4,737

Funded status at end of year	$(3,816)	$(918)

The following table provides information about the fair value of the plan assets per asset category:

	December 31, 2010		December 31, 2009
	Fair Value (Level 2)	as % of total plan assets	Fair Value (Level 2)	as % of total plan assets
Cash and cash equivalents	$921	10%	$—	—
Equity security funds	2,473	26%	1,326	28%
Debt security funds	4,934	52%	2,700	57%
Real estate funds	1,214	12%	711	15%

	$9,542	100%	$4,737	100%

At December 31, 2010, we have recorded a liability of $3,816 in other non-current liabilities and a charge to accumulated other comprehensive income of $3,018 related to an additional minimum liability.

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

	December 31,
	2010	2009
Weighted average assumptions:
Discount rate	2.7%	3.5%
Long term rate of return on assets	4.0%	4.0%
Rate of compensation increase	1.5%	1.5%

The expected long-term rate of return on plan assets represents a weighted average of expected returns per asset category. It considers historical and estimated future risk free rates of return as well as risk premiums for the relevant investment categories.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

The components of net pension expense are as follows:

	December 31,
	2010	2009
Service cost	$2,240	$763
Interest cost	266	105
Expected return on plan assets	(265)	(99)
Employee contributions	(666)	(264)
Amortization of prior service costs	8	—
Amortization and deferral of actuarial gain (loss)	35	12

Net pension expense	$1,618	$517

The investment objective of the collective trust is to maximize the overall return from investment income and capital appreciation considering investment strategies and asset allocation limits as determined by pension law. The targeted allocation for these funds (if any) is as follows:

Target Allocation Ranges in %
Cash and notes receivable issued by banks or insurance companies	0-10%
Equity securities	16-40%
Debt securities	38-76%
Real estate	10-20%

Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI) for the year ended December 31, 2010 are as follows:

Amount included in OCI-beginning of year	$(886)
Prior service cost	(76)
Net gain (loss) arising during the period	(1,017)
Change in assumptions	(1,055)
Amortization of net gain (loss)	43
Plan assets losses	(157)
Taxes	130

Amount included in OCI-end of year	$(3,018)

We estimate that we will pay employer contributions of approximately $2,372 in 2011. The expected future cash flows to be paid in respect of the pension plans as of December 31 were as follows:

Estimated future benefit payments
2011	$612
2012	649
2013	779
2014	693
2015	724
2016 to 2020	3,423

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

16.	Revenue and assets by geography

Revenues and tangible long-lived assets by significant geographic region are as follows:

	Year Ended December 31,
Revenues:	2010	2009	2008
United States	$205,792	$159,829	$113,299
Europe	274,919	215,763	143,645
Other	60,246	11,208	2,155

	$540,957	$386,800	$259,099

	December 31,
Long-lived assets (1):	2010	2009
United States	$154,227	$158,621
Europe	6,557	5,637
Other	1,456	433
	$162,240	$164,691

(1)	Long-lived assets consist of property, plant and equipment.

17.	Subsequent Events

On January 28, 2011, Alexion acquired Taligen Therapeutics, Inc. (Taligen), a privately held development-stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for as a business combination. The acquisition was intended to broaden Alexion's portfolio of pre-clinical compounds and to expand Alexion's capabilities in translational medicine. Taligen’s pre-clinical compounds include product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. Alexion made an upfront cash payment of $111,000 for 100 percent of Taligen's equity interests. Additional contingent payments would be earned upon reaching various clinical efficacy and product approval milestones in both the U.S. and European Union for up to six product candidates. If all such clinical efficacy and product approval milestones were achieved in both the U.S. and European Union for six product candidates, the total payments would be $367,000.

On February 10, 2011, Alexion acquired patents and assets from Germany-based Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with Type A molybdenum cofactor deficiency (MoCD), an ultra-rare disorder characterized by severe brain damage and rapid death in newborn infants. The acquisition will be accounted for as a business combination. Orphatec is a privately held development-stage biotechnology company with headquarters in Cologne, Germany. Alexion made an upfront cash payment of approximately $3,000. Additional contingent payments of up to $42,000 would be earned upon reaching various development, regulatory and commercial milestones. Alexion also established a research collaboration with key MoCD researchers from Orphatec to accelerate development of the investigational therapy.

Alexion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

(amounts in thousands, except per share amounts)

18.	Quarterly Financial Information (unaudited)

The following condensed quarterly financial information is for the years ended December 31, 2010 and 2009:

	Quarter Ended
	March 31	June 30	September 30	December 31
2010:
Revenues	$117,578	$125,834	$141,569	$155,976
Cost of sales	13,999	13,721	16,495	20,222
Operating expenses	73,009	79,788	82,361	90,724
Operating income	30,570	32,325	42,713	45,030
Net income	$20,934	$21,773	$27,873	$26,450
Earnings per common share
Basic	$0.24	$0.24	$0.31	$0.30
Diluted	$0.23	$0.24	$0.30	$0.27

	March 31	June 30	September 30	December 31
2009:
Revenues	$81,267	$92,256	$102,628	$110,649
Cost of sales	9,959	10,313	11,895	12,892
Operating expenses	55,741	60,993	62,846	75,102
Operating income	15,567	20,950	27,887	22,655
Net income	$14,506	$16,802	$26,731	$237,127	(1)
Earnings per common share
Basic	$0.18	$0.20	$0.31	$2.70
Diluted	$0.16	$0.19	$0.29	$2.59

(1)	In the fourth quarter of 2009, we determined that it was more likely than not that a significant portion of our deferred tax assets in the United States, primarily net operating losses and research and development credits, would be realized. Accordingly, we recorded a tax benefit of $215,516 as a result of reversing the valuation allowance on these deferred tax assets.