Form 10-Q
period 2011-03-31
ALEXION PHARMACEUTICALS INC
filed 2011-05-04
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Common Stock, $0.0001 par value	91,917,665
Class	Outstanding at April 28, 2011

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$289,430	$267,145
Marketable securities	59,354	94,460
Trade accounts receivable, net	200,729	168,732
Inventories	74,398	62,165
Deferred tax assets	20,470	19,643
Prepaid expenses and other current assets	24,865	34,411

Total current assets	669,246	646,556
Property, plant and equipment, net	160,625	162,240
Intangible assets, net	95,299	24,146
Goodwill	79,114	19,954
Deferred tax assets	144,844	154,569
Other assets	5,401	4,572

Total assets	$1,154,529	$1,012,037

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$9,025	$16,026
Accrued expenses	116,623	107,030
Deferred revenue	11,615	2,896
Revolving credit facility	60,000	—
Convertible notes	3,718	—
Current portion of capital lease obligations	1,052	715
Other current liabilities	15,149	11,848

Total current liabilities	217,182	138,515
Capital lease obligations, less current portion	462	744
Convertible notes	—	3,718
Deferred tax liabilities	10,259	—
Contingent consideration	15,617	—
Other liabilities	9,644	9,324

Total liabilities	253,164	152,301

Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 145,000 shares authorized; 92,396 and 91,591 shares issued at March 31, 2011 and December 31, 2010, respectively	6	6
Additional paid-in capital	1,195,414	1,173,480
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive loss	(14,275)	(7,140)
Accumulated deficit	(277,104)	(303,934)

Total stockholders' equity	901,365	859,736

Total liabilities and stockholders' equity	$1,154,529	$1,012,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2011	2010
Net product sales	$166,126	$117,578

Cost of sales	19,228	13,999

Operating expenses:
Research and development	30,810	22,374
Selling, general and administrative	65,858	50,635
Acquisition-related costs	9,928	—
Amortization of purchased intangible assets	69	—

Total operating expenses	106,665	73,009

Operating income	40,233	30,570

Other income and expense:
Investment income	396	250
Interest expense	(198)	(210)
Foreign currency gain (loss)	395	(537)

Income before income taxes	40,826	30,073
Income tax provision	13,996	9,139

Net income	$26,830	$20,934

Earnings per common share
Basic	$0.30	$0.24

Diluted	$0.28	$0.23

Shares used in computing earnings per common share
Basic	90,862	88,506

Diluted	95,183	92,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$26,830	$20,934
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,317	3,842
Change in value of contingent consideration	136	—
Share-based compensation expense	11,331	8,104
Deferred taxes	10,064	6,333
Marketable securities premium amortization	110	312
Unrealized foreign currency (gain) loss	(3,138)	2,977
Unrealized (gain) loss on forward contracts	(1,228)	2,672
Loss on disposal of property, plant and equipment	—	63
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(26,560)	(17,434)
Inventories	(10,379)	(12,755)
Prepaid expenses and other assets	(1,053)	9,105
Accounts payable and accrued expenses	5,447	(4,371)
Deferred revenue	8,484	1,710

Net cash provided by operating activities	24,361	21,492

Cash flows from investing activities:
Purchases of marketable securities	—	(5,209)
Proceeds from maturity or sale of marketable securities	35,000	5,250
Purchases of property, plant and equipment	(2,222)	(2,317)
Payments for acquisition of business, net of cash acquired	(105,405)	—
Increase in restricted cash	(338)	—

Net cash used in investing activities	(72,965)	(2,276)

Cash flows from financing activities:
Payments on capital leases	(92)	(171)
Excess tax benefit from stock options	299	313
Proceeds from revolving credit facility	60,000	—
Net proceeds from the exercise of stock options	9,685	10,594

Net cash provided by financing activities	69,892	10,736

Effect of exchange rate changes on cash	997	(1,062)

Net change in cash and cash equivalents	22,285	28,890

Cash and cash equivalents at beginning of period	267,145	157,172

Cash and cash equivalents at end of period	$289,430	$186,062

See Note 3 for supplemental disclosure of non-cash investing activities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion” or the “Company”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We are also evaluating other potential indications for Soliris, and we are progressing with other biotechnology product candidates which are now in the early stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

On March 30, 2011, we announced that our Board of Directors has approved a two-for-one stock split, payable in the form of a 100% stock dividend. The stock split is subject to approval by our stockholders of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 145,000 to 290,000, which will be acted upon at our Annual Meeting of Stockholders on May 11, 2011.

3. Acquisitions

Acquisition of Taligen Therapeutics, Inc.

On January 28, 2011, we acquired all of the outstanding capital stock of Taligen Therapeutics, Inc. (Taligen) in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Taligen were recorded as of the acquisition date, at their respective fair values. The reported consolidated financial condition and results of operations after completion of the acquisition reflect these fair values. Taligens’s results of operations are included in the consolidated financial statements from the date of acquisition.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

In the first quarter of 2011, we made initial payments of $111,792 in cash and may make additional future payments of up to $367,000 in contingent milestone payments. Prior to the acquisition, Taligen was a privately held development-stage biotechnology company involved in the development of preclinical compounds including product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. We acquired Taligen to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine.

During the three months ended March 31, 2011, we incurred approximately $9,438 in expenses related to the Taligen acquisition. Acquisition-related costs include separately identifiable transactions of $9,369, including payments to employees of $6,597 and banking, legal, accounting and valuation expenses totaling $2,688. The acquisition-related costs also include $84 related to the changes in fair value of contingent consideration.

The Taligen acquisition included contingent consideration which would obligate us to make up to $367,000 in cash milestone payments to the former Taligen shareholders upon achievement of various development and commercial milestones.

The initial fair value of contingent consideration was estimated at $10,313, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a 10-year BBB industrial index rate of 4.9%, which we believe is appropriate and representative of a market participant assumption. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $367,000 if six products gain both U.S and European marketing approval.

Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At March 31, 2011, the balance of the contingent consideration for Taligen was $10,397.

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Taligen
Upfront payment in accordance with agreement	$111,792
Expense related to employee payments	(6,259)

Total consideration transferred	$105,533

Estimated fair value of contingent consideration	10,313

Total purchase price	$115,846

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Taligen
Cash and cash equivalents	$2,678
Purchased technology	5,000
In-process research and development	59,500
Other assets	555

Assets acquired	67,733

Deferred tax liability (net)	(9,567)
Other liabilities assumed	(1,084)

Liabilities assumed	(10,651)

Goodwill	58,764

Net assets acquired	$115,846

Asset categories acquired in the Taligen acquisition included working capital, fixed assets, purchased technology and in-process research and development (IPR&D). The fair value of working capital was determined to approximate book values. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis, and changes to that allocation may occur as additional information becomes available related to the valuation of intangible assets and deferred taxes.

Purchased technology includes a platform technology that can be used for the development of other compounds. The estimated fair value was determined using the relief from royalty method, an approach under which fair value is estimated to be the present value of royalties saved because we own the intangible asset and therefore do not have to pay a royalty for its use. Our estimated useful life of the purchased technology is 12 years.

Intangible assets associated with IPR&D projects relate to two preclinical Taligen product candidates. Management estimated the acquisition-date fair value of intangible assets related to IPR&D to be $59,500. The estimated fair value was determined using the cost approach. The cost approach estimates the costs that would be incurred to replace the assets being purchased. The fair value using the cost approach was dependent on an estimated rate of return on historical costs incurred of 25%, which represents a rate of return that a market participant would expect for these assets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to our acquisition of Taligen has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The factors that contributed to the recognition of goodwill included the synergies that are specific to our business and not available to market participants, including our unique ability to leverage our knowledge in the areas of complement inhibition and rare diseases for the development of the Taligen compounds and technology, the acquisition of a talented workforce that brings translational medicine expertise to all of our preclinical compounds and our ability to utilize our research capacity to the development of additional compounds using acquired technology.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

We recorded a net deferred tax liability of $9,959. This amount was primarily comprised of $21,537 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $13,338.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2011 and 2010 as if the acquisition of Taligen had been completed on January 1, 2010. The pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	Three months ended March 31,
	2011	2010
Revenues	$166,126	$117,578
Net income	25,724	18,237
Earnings per common share
Basic	$0.28	$0.21
Diluted	$0.27	$0.20

We have determined that the presentation of Taligen’s results of operations is impracticable for the three months ended March 31, 2011 due to the integration of Taligen into our operations upon acquisition.

Acquisition of Orphatec Pharmaceuticals GmbH Assets

On February 8, 2011, we acquired certain patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with molybdenum cofactor deficiency (MoCD) Type A, an ultra-rare genetic disorder characterized by severe brain damage and rapid death in newborns. The acquisition was accounted for under the acquisition method of accounting for business combinations. Orphatec is a privately held development-stage biotechnology company with headquarters in Cologne, Germany.

In February 2011, we made an initial payment of $2,550 in cash, and we paid an additional $500 in April 2011 related to post closing conditions in the asset purchase agreement. The $500 was reflected in other current liabilities and included in the total purchase price as of March 31, 2011. We may also make additional future payments of up to $42,000 in contingent milestone payments. We will also make future payments to Orphatec for manufacturing, development, and other services, which we estimate to be fair value. We acquired these assets to advance our mission to provide life-transforming treatments for patients with severe and life-threatening disease states.

During the three months ended March 31, 2011, we incurred approximately $559 in expenses related to the Orphatec acquisition. Acquisition-related costs include separately identifiable transactions of $507, including legal, accounting and valuation expenses, as well as $52 related to the changes in fair value of contingent consideration.

The Orphatec acquisition included contingent consideration which would obligate us to make up to $42,000 in cash milestone payments to the former Orphatec shareholders upon various development, regulatory and commercial milestones.

The initial fair value of contingent considerations was $5,168, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market and thus

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

represents a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted at the rate of 6% for development milestones and 23% for commercial milestones, which we believe is appropriate and representative of a market participant assumption. The range of estimated milestone payments is from zero if no products gain market approval to $42,000 if all indications for up to two products gain both U.S and European marketing approval and reach applicable sales levels.

Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. Changes pertaining to facts and circumstances that existed as of the acquisition date will be recognized as adjustments to goodwill. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At March 31, 2011, the balance of the contingent consideration for Orphatec was $5,220.

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Orphatec
Upfront payments in accordance with agreement	$3,050
Estimated fair value of contingent consideration	5,168

Total purchase price	$8,218

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

Orphatec
In-process research & development	$8,050
Other noncurrent assets	73

Assets acquired	8,123

Deferred tax liability (net)	(301)

Liabilities assumed	(301)

Goodwill	396

Net assets acquired	$8,218

Asset categories acquired in the Orphatec acquisition included patents, licenses, fixed assets and IPR&D. The allocation of the purchase price for the acquisition has been prepared on a preliminary basis, and changes to that allocation may occur as additional information becomes available related to the valuation of intangible assets and transition services.

Intangible assets associated with IPR&D projects relate to the preclinical product candidate. Management estimated the acquisition-date fair value of intangible assets related to IPR&D to be $8,050. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 23%, which is based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Orphatec. This is comparable to the estimated internal rate of return for their operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D project was based on key assumptions such

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

as: estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

The $301 of deferred tax liabilities resulting from the acquisition was primarily related to IPR&D.

We do not consider the acquisition of Orphatec to be a material business combination and therefore have not disclosed the pro forma results of operations as required for material business combinations.

4. Revenue and Accounts Receivable

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

Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether additional deferrals are appropriate based on these inventory levels. To date, actual refunds and returns have been negligible.

We have volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. As we ship product under these arrangements, we estimate and record the incremental discounts as a reduction of revenue. In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for patients receiving Soliris treatment through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sales.

We record estimated rebates payable under governmental programs, including Medicaid in the United States and other programs outside the United States, as a reduction of revenue at the time of product sale. Our calculations related to these rebate accruals require analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments, which may have an impact on revenue in the period in which the adjustment is made. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months.

We record distribution and other fees paid to our customers as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Accounts Receivable

Our product sales to government-owned or government-funded customers in certain European countries, including Greece, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity dates ranging from 1 to 4 years.

For non-interest bearing receivables with an estimated payment beyond one year and for Greek bonds, we discount the accounts receivable to present value, with a corresponding adjustment to revenue.

A significant or further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect accounts receivable or may increase the discount rates and the length of time until receivables are collected, which could result in a negative impact to our operating results.

5. Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.

The components of inventory are as follows:

	March 31, 2011	December 31, 2010
Raw materials	$4,901	$4,835
Work-in-process	49,542	37,312
Finished goods	19,955	20,018

	$74,398	$62,165

6. Intangible Assets

The following table summarizes the carrying amount of our intangible assets:

	March 31, 2011	December 31, 2010
Finite-lived intangible assets	$27,749	$24,146
Indefinite-lived intangible assets	67,550	—

Intangible assets	$95,299	$24,146

Goodwill	$79,114	$19,954

The following table summarizes the changes in the carrying amount of goodwill:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Balance at December 31, 2010	$19,954
Goodwill resulting from the acquisition of Taligen	58,764
Goodwill resulting from the acquisition of Orphatec	396

Balance at March 31, 2011	$79,114

As of March 31, 2011, we had indefinite-lived intangible assets of $67,550, which consisted of $59,500 and $8,050 of purchased IPR&D from our acquisitions of Taligen and Orphatec, respectively.

7. Comprehensive Income

The following table summarizes components of our comprehensive income:

	Three months ended March 31
	2011	2010
Net income	$26,830	$20,934
Unrealized gain (loss) on hedge contracts, net of tax	(7,851)	13,273
Net unrealized gain (loss) on available for sale securities, net of tax	7	(52)
Foreign currency translation adjustment	709	(651)

Comprehensive income	$19,695	$33,504

8. Debt

In March 2011, we entered into a Second Amended and Restated Credit Agreement (the Amended Credit Agreement), that provides for an available $100,000 revolving credit facility through March 7, 2014, with up to a $20,000 sublimit for letters of credit, that can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $150,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and real estate located in Rhode Island, but excluding intellectual property and assets of foreign subsidiaries.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.75% to 1.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on March 7, 2014, the maturity date.

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

As of March 31, 2011, we borrowed $60,000 under the revolving credit facility, and we had open letters of credit of $6,745. Our borrowing availability was approximately $33,000 at March 31, 2011.

In April 2011, we issued an additional 190,747 shares of our common stock for a conversion with respect to $3,000 principal amount of our 1.375% Notes. As of April 30, 2011, $718 of the 1.375% Notes remains outstanding.

9. Earnings Per Common Share

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

The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2011 and 2010:

	Three months ended March 31
	2011	2010
Net income used for basic calculation	$26,830	$20,934
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	12	41

Net income used for diluted calculation	26,842	20,975

Shares used in computing earnings per common share—basic	90,862	88,506
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	237	610
Stock awards	4,084	2,974

Dilutive potential common shares	4,321	3,584

Shares used in computing earnings per common share—diluted	95,183	92,090

Earnings per common share:
Basic	$0.30	$0.24
Diluted	$0.28	$0.23

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three months ended March 31, 2011 and 2010 because their effect is anti-dilutive:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31
	2011	2010
Potentially dilutive securities:
Options to purchase common stock	649	1,161
Unvested restricted stock	10	—

	659	1,161

On March 30, 2011, we announced that our Board of Directors has approved a two-for-one stock split, payable in the form of a 100% stock dividend, subject to approval by our stockholders. Pro forma common shares outstanding and earnings per share, giving retroactive effect to the stock split at March 31, 2011 and 2010, would have been as follows:

	Three months ended March 31
	2011	2010
Shares used in computing earnings per common share—basic	181,724	177,012
Shares used in computing earnings per common share—diluted	190,366	184,180

Earnings per common share:
Basic	$0.15	$0.12
Diluted	$0.14	$0.11

10. Marketable Securities

The following tables summarize our marketable securities at March 31, 2011 and December 31, 2010:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

March 31, 2011	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Commercial paper	$24,973	$15	$(5)	$—	$24,983
Corporate bonds	24,350	13	—	—	24,363
Federal agency obligations	10,001	7	—	—	10,008

Total	$59,324	$35	$(5)	$—	$59,354

December 31, 2010	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Commercial paper	$65,244	$44	$(27)	$—	$65,261
Corporate bonds	19,186	6	(8)	—	19,184
Federal agency obligations	10,003	12	—	—	10,015

Total	$94,433	$62	$(35)	$—	$94,460

No realized gains or losses were recorded for the three months ended March 31, 2011 and 2010. We utilize the specific identification method in computing realized gains and losses.

11. Derivative Instruments and Hedging Activities

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Swiss Franc, British Pound and Australian Dollar. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. As of March 31, 2011, we have open contracts with notional amounts totaling $360,356 that qualified for hedge accounting.

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2011 and 2010, are as follows:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31
	2011	2010
Gain (loss) recognized in OCI, net of tax	$(7,851)	$13,273

Gain reclassified from OCI to net product sales (Effective portion)	$400	$1,123

Loss reclassified from OCI to other income and expense (Ineffective portion)	$(658)	$(435)

Assuming no change in foreign exchange rates from market rates at March 31, 2011, $8,239 of the loss recognized in other comprehensive income is expected to be reclassified to revenue over the next 12 months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting under the guidance; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2011, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $132,536.

We recognized a gain (loss) of $(6,957) and $3,508, in other income and expense, for the three months ended March 31, 2011 and 2010, respectively, associated with foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following tables summarize the fair value of outstanding derivatives at March 31, 2011 and December 31, 2010:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$2,224	Other current liabilities	$10,885
Foreign exchange forward contracts	Other non-current assets	589	Other non-current liabilities	3,408

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	653	Other current liabilities	2,829

Total fair value of derivative instruments		$3,466		$17,122

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8,015	Other current liabilities	$7,124
Foreign exchange forward contracts	Other non-current assets	590	Other non-current liabilities	3,380

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,350	Other current liabilities	4,724

Total fair value of derivative instruments		$9,955		$15,228

12. Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Three months ended March 31
	2011	2010
Cost of sales	$545	$315
Research and development	2,733	2,085
Selling, general and administrative	8,053	5,704

Total share-based compensation expense	$11,331	$8,104

The following table summarizes the share-based compensation capitalized to inventory:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31
	2011	2010
Share-based compensation expense capitalized to inventory	$844	$743

13. Fair Value Measurement

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$145,079	$—	$145,079	$—

Marketable securities	Commercial paper	$24,983	$—	$24,983	$—

Marketable securities	U.S. Corporate bonds	$24,363	$—	$24,363	$—

Marketable securities	Federal agency obligations	$10,008	$—	$10,008	$—

Other current assets	Foreign exchange forward contracts	$2,877	$—	$2,877	$—

Other assets	Foreign exchange forward contracts	$589	$—	$589	$—

Other current liabilities	Foreign exchange forward contracts	$13,714	$—	$13,714	$—

Other liabilities	Foreign exchange forward contracts	$3,408	$—	$3,408	$—

Contingent consideration	Acquisition-related contingent consideration	$15,617	$—	$—	$15,617

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

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

March 31, 2011
Balance at beginning of period	$—
Amounts acquired or issued	(15,481)
Net accretion	(136)

Balance at end of period	$(15,617)

Valuation Techniques

Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution and corporate and federal agency bonds and commercial paper are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Item classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to the Taligen and Orphatec acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

As of March 31, 2011, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

14. Income Taxes

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. We recognize the benefit of an uncertain tax position that has been taken or we expect to take on income tax returns if such tax position is more likely than not to be sustained.

We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

The following table provides a comparative summary of our provision for income taxes and effective tax rate for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31
	2011	2010
Provision for income taxes	$13,996	$9,139
Effective tax rate	34.3%	30.4%

The tax provision for the three months ended March 31, 2011 and 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.

15. Employee Benefit Plans

Defined Contribution Plan

We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to:

•	$1.00 for each dollar contributed up to the first 4% of an individual’s base salary and incentive cash bonus; and

•	$0.50 for each dollar contributed of the next 2% of such compensation.

For the three months ended March 31, 2011 and 2010, we recorded matching contributions of approximately $877 and $555, respectively.

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

The components of net periodic benefit cost are as follows:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31
	2011	2010
Service cost	$983	$291
Interest cost	90	45
Expected return on plan assets	(94)	(46)
Amortization	56	8
Employee contribution	(239)	(93)

Total net periodic benefit cost	$796	$205

16. Commitments and Contingencies

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

On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion Pharmaceuticals, Inc. and other biopharmaceuticals companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable and the potential magnitude of such loss, if any, can be reasonably estimated.

In addition to Novartis’s claim, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the action described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. We estimate our obligations for probable contingent liabilities based on our assessment of estimated royalties potentially owed to other third parties. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However the amount of such loss, if any, beyond amounts currently accrued cannot be reasonably estimated.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

As of March 31, 2011 and December 31, 2010, we have recorded $56,893 and $50,133, respectively, in accrued expenses for royalties. Our cost of sales for the three months ended March 31, 2011 and 2010 includes amounts recorded for existing royalty agreements and for changes in contingent liabilities described above.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indication and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, plans for acquired companies and programs, timing regarding development and regulatory approvals for additional indications for Soliris and other product candidates, the medical and commercial potential of additional indications for Soliris and other product candidates, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, and assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

Alexion Pharmaceuticals, Inc. is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We are also evaluating other potential indications for Soliris, and we are progressing with other biotechnology product candidates which are now in the early stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that generally blocks complement activity for one to two weeks after a single dose at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

Soliris was approved by the U.S. Food and Drug Administration (FDA) and the European Commission (E.C.) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In April 2011, we submitted marketing applications to the FDA and the European Medicines Agency (EMA) for Soliris as a treatment for patients with atypical Hemolytic Uremic Syndrome (aHUS), an ultra-rare, inherited and life-threatening complement-inhibitor deficiency disease that often progresses to end-stage kidney disease, kidney failure or death. In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with aHUS.

Recent Developments

Taligen Acquisition

On January 28, 2011, we acquired Taligen Therapeutics, Inc. (Taligen), a privately held development stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for as a business combination. The acquisition was intended to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine. Taligen’s preclinical compounds include product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. We made upfront cash payments of $111,792 for 100% of Taligen’s equity interests. Additional contingent payments would be earned upon reaching various clinical efficacy and product approval milestones in both the U.S. and European Union for up to six product candidates. If all such clinical efficacy and product approval milestones are achieved in both the U.S. and European Union for six product candidates, the total payments would be $367,000.

Orphatec Acquisition

On February 8, 2011, we acquired patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with Type A molybdenum cofactor deficiency (MoCD), an ultra-rare disorder characterized by severe brain damage and rapid death in newborn infants. The acquisition will be accounted for as a business combination. Orphatec is a privately held development-stage biotechnology company with headquarters in Cologne, Germany. We made upfront cash payments of approximately $2,550, and we paid an additional $500 in April 2011 related to post closing conditions in the asset purchase agreement. Additional contingent payments of up to $42,000 would be earned upon reaching various development, regulatory and commercial milestones. We will also make future payments to Orphatec for manufacturing, development and other services.

Amendment of Working Capital Loan

In March 2011, we amended and restated our existing credit agreement to, among other things, increase our revolving credit facility by $50,000. The amended agreement provides for a

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

$100,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes.

Stock Split

In March 2011, our Board of Directors approved a two-for-one stock split to be effected in the form of a 100% stock dividend. The stock split is subject to approval by our stockholders of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 145,000 to 290,000, which will be acted upon at our Annual Meeting of Stockholders on May 11, 2011. If the certificate of incorporation is amended, the stock split will be effected and stockholders will receive one additional share of common stock for every share they own as of the close of business on May 2, 2011, with a payment date on or about May 20, 2011.

Litigation

In January 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion Pharmaceuticals, Inc. and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages.

Clinical

Our research and development efforts are focused on the use of eculizumab and other compounds as treatments for patients with ultra-rare and life-threatening disorders, and complement inhibitors for treatment of patients with other severe complement-mediated conditions.

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		Cold Agglutinin Disease (CAD)*	Phase II

	Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Regulatory Submissions
		Atypical Hemolytic Syndrome – Pediatric	Phase II
		MPGN II (Dense Deposit Disease or DDD)*	Phase II
		Presensitized Renal Transplant*	Phase II
		Kidney Transplant for Catastrophic Antiphospholipid Syndrome (CAPS)*	Phase II
		ABO Incompatible Renal Transplant*	Phase II

	Neurology	Myasthenia Gravis (MG)	Phase II
		Neuromyelitis Optica (NMO)*	Phase II

	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II

cPMP	Metabolic Disease	MoCD type A deficiency	Preclinical

TT30	Inflammation		Preclinical

Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I
		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Our most advanced programs focus on two therapeutic areas: hematology and nephrology. We are also advancing our pipeline programs in neurology, metabolic diseases, oncology, and ophthalmology.

Soliris (eculizumab)

Hematology

Paroxysmal Nocturnal Hemoglobinuria (PNH)

Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with PNH, an ultra-rare, debilitating and life-threatening blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.

Cold Agglutinin Disease (CAD)

An investigator-initiated Phase II study has initiated dosing of eculizumab in patients for the treatment of CAD. CAD is a severe, ultra-rare complement-mediated autoimmune disease characterized by the presence of high concentrations of circulating complement-activating antibodies directed against red blood cells. As observed with PNH patients, CAD patients also suffer from the clinical consequences of severe hemolysis.

Nephrology

Atypical Hemolytic Uremic Syndrome (aHUS)

In April 2011, we announced that we submitted marketing applications to the FDA and the EMA for Soliris as a treatment for patients with aHUS, an ultra-rare, chronic and life-threatening disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Both the U.S. and E.U. filings include the positive data from the two 26-week Phase 2 studies of Soliris as a treatment for adult and adolescent patients with evidence of thrombotic microangiopathy (clotting in small blood vessels). Preliminary data from these two studies were presented at the American Society of Nephrology annual meeting in November 2010. Primary endpoints in both studies were achieved with statistical significance. We have commenced a new Phase II, open-label trial in adult aHUS patients and, separately, we have also commenced a pediatric aHUS study.

Dense Deposit Disease (DDD)

We are aware that independent investigators have commenced studies to evaluate eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef-mediated nephropathy. DDD is a rare form

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained complement activation and inflammation.

Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients

We are aware that independent investigators are continuing to enroll patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for AHR, as well as transplant patients with catastrophic antiphospholipid syndrome. We are also aware that an independent investigator has begun enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient. We have successfully completed discussions with regulators to finalize our protocols to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive either living donor or deceased donor grafts. Also, we are further considering expansion of our transplant program to include investigation of eculizumab as a treatment for patients undergoing transplantation of other organs.

Neurology

Myasthenia Gravis (MG)

The FDA authorized our Investigational New Drug Application (IND) for studying the safety and efficacy of eculizumab in treating patients with MG, a rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Enrollment has closed with 14 patients.

Neuromyelitis Optica (NMO)

We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with NMO, a rare autoimmune disease of the central nervous system (CNS) that affects the optic nerves and spinal cord.

Ophthalmology

Dry Age-Related Macular Degeneration (AMD)

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

Cyclic Pyranopterin Monophosphate (cPMP)

cPMP is a molecule that enables production of certain enzymes, the absence of which causes sulfite to accumulate on the brain. We acquired assets related to cPMP from Orphatec Pharmaceuticals GmbH in February 2011.

Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)

MoCD is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage caused by the functional loss of sulfite oxidase, a molybdenum dependent enzyme. To date, no effective therapy is available for MoCD, and death in early infancy is the typical outcome. MoCD occurs as a consequence of a genetic defect causing a deficiency in cPMP and a subsequent buildup of sulfite which causes neuronal death, severe brain damage and rapid death. MoCD Type A is a devastating ultra-rare genetic disorder characterized by severe brain

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

damage and rapid death in newborns. cPMP is designed to replace the deficient cPMP, which enables MoCD production and restores molybdenum cofactor levels. There has been some early clinical experience with cPMP replacement therapy in a small number of MoCD type A children.

TT30

TT30 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. We acquired a portfolio of preclinical product candidates, including TT30, in January 2011 in connection with the purchase of all of the equity interests of Taligen Therapeutics, Inc. We are in the late preclinical stages of examining TT30 as a potential therapeutic agent for inflammatory disorders.

Samalizumab

Samalizumab is our proprietary humanized monoclonal antibody directed against the cell surface protein CD200. Samalizumab is designed to modulate the immune system and destroy tumors expressing the CD200 protein.

Enrollment and dosing has now been completed in our Phase I dose-escalation clinical study of samalizumab in patients with treatment refractory CLL or multiple myeloma. The trial enrolled 26 patients, and positive interim results from this trial were reported at the 2010 American Society for Hematology meeting. We are now evaluating the potential for testing samalizumab in patients with rare solid tumors.

Manufacturing

We currently rely on two facilities, our own facility in Rhode Island and a third party manufacturer, for commercial and clinical quantities of Soliris. Our preclinical quantities of eculizumab, samalizumab and other product candidates are produced at our Rhode Island facility. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Swiss Licenses AG (Lonza), dated December 18, 2002, which has been amended from time to time. This agreement (Lonza Agreement) relates to the manufacture of eculizumab. As of March 31, 2011, we have remaining commitments of approximately $35,000 through 2017. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Critical Accounting Policies and the Use of Estimates

The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2010. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition

•	Contingent liabilities

•	Inventories

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•	Research and development expenses

•	Share-based compensation

•	Valuation of goodwill, acquired intangible assets and in-process research and development (IPR&D)

•	Valuation of contingent consideration, and

•	Income taxes

Valuation of Goodwill, Acquired Intangible Assets and In-Process Research and Development (IPR&D)

We have recorded goodwill, acquired intangible assets and IPR&D primarily through the Taligen and Orphatec acquisitions. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair values of the assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•	timing and costs to complete the in-process projects

•	timing and probability of success of clinical events or regulatory approvals

•	estimated future cash flows from product sales resulting from completed products and in-process projects; and

•	discount rates

We may also utilize a cost approach, which estimates the costs that would be incurred to replace the assets being purchased. Significant inputs into the cost approach include estimated rates of return on historical costs that a market participant would expect to pay for these assets.

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur.

Intangible assets related to IPR&D are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Impairment testing is also performed at least annually or when a triggering event occurs that could indicate a potential impairment.

If these projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of the acquired intangible assets, including IPR&D, may become impaired if the underlying projects do not progress as we initially estimated. We believe that the assumptions used in developing our estimates of intangible asset values were reasonable at the time of the respective acquisitions. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs, profitability, or the events associated with such projects, will occur as estimated.

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed our annual impairment test as of December 31, 2010 and determined the carrying value of goodwill was not impaired.

Valuation of Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We determine the fair value of the contingent consideration based primarily on the following factors:

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•	timing and probability of success of clinical events or regulatory approvals

•	timing and probability of success of meeting commercial milestones, such as sales levels of a specific compound; and

•	discount rates.

Our contingent consideration liabilities were assumed in the Taligen and Orphatec acquisitions. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, updates in the assumed achievement or timing of any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.

The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period.

For a complete discussion of critical accounting policies other than those described in detail above, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2010. We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes other than the addition of the items described above.

Results of Operations

Revenues

The following table summarizes product revenue for the three months ended March 31, 2011 and 2010:

	Three months ended March 31		$ Variance
	2011	2010
Net product sales	$166,126	$117,578	$48,548

The increase in revenue for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approvals in Japan in the third quarter of 2010. The increase in revenues was also due to the positive impact of approximately $1,900 for the three months ended March 31, 2011 due to changes in foreign currency exchange rates (inclusive of hedging activity), primarily the Euro, British Pound and Yen versus the three months ended March 31, 2010.

Cost of Sales

Cost of sales was $19,228 and $13,999 for the three months ended March 31, 2011 and 2010, respectively. Cost of sales as a percentage of net product revenue was 11.6% and 11.9% for the three months ended March 31, 2011 and 2010, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.

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

External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research. Clinical development costs are comprised of costs to conduct and manage clinical trials related to our product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of eculizumab and other product candidates. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.

All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.

The following table provides information regarding research and development expenses:

	Three months ended March 31		$
	2011	2010	Variance
Clinical development	$6,593	$5,542	$1,051
Product development	3,443	2,818	625
Discovery research	646	438	208

Total external direct expenses	10,682	8,798	1,884

Payroll and benefits	16,777	11,184	5,593
Operating and occupancy	1,995	1,046	949
Depreciation and amortization	1,356	1,346	10

Total other R&D expenses	20,128	13,576	6,552

Research and development expense	$30,810	$22,374	$8,436

For the three months ended March 31, 2011, the increase of $8,436 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $5,593 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

•	Increase of $1,051 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications (see table below).

The following table summarizes external direct expenses related to our clinical development programs:

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

	Three months ended March 31		$ Variance
	2011	2010
External direct expenses
Eculizumab: PNH program	$1,299	$1,333	$(34)
Eculizumab: non-PNH programs	4,734	3,606	1,128
Samalizumab	91	393	(302)
Unallocated	469	210	259

	$6,593	$5,542	$1,051

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

The table below provides information regarding selling, general and administrative expense:

	Three months ended March 31		$ Variance
	2011	2010
Selling, general and administrative expense	$75,855	$50,635	$25,220

For the three months ended March 31, 2011, the increase of $25,220 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Expenses of $9,997 relating to Taligen and Orphatec acquisitions, including payments to employees of $6,597 and banking, legal, accounting and valuation services totaling $3,195, in the first quarter of 2011.

•

Increase in salary, benefits and other labor expenses of $12,300. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $7,400 related to commercial development activities. This increase was also due to increases in payroll and benefits of $4,900 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•	Increase in external selling, general and administrative expenses of $2,900 was primarily due to increases in marketing and consulting services.

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $396 and $250, for the three months ended March 31, 2011 and 2010, respectively. The increase was primarily due to higher cash, cash equivalents and marketable securities balances during the three months ended March 31, 2011, as compared to the same period in the prior year.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. Interest expense was $198 and $210, for the three months ended March 31, 2011 and 2010, respectively.

Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains (losses) totaled $395 and $(537), for the three months ended March 31, 2011 and 2010, respectively. The gains and losses recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

Income Taxes

During the three months ended March 31, 2011, we recorded an income tax provision of $13,996 and an effective rate of 34.3%, compared to the income tax provision of $9,139 and an effective rate of 30.4%, for the three months ended March 31, 2010.

The income tax provision for the three months ended March 31, 2011 and 2010 is principally attributable to the U.S. Federal, state and foreign income taxes on our profitable operations.

At the end of the first quarter of 2011, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and working capital as of March 31, 2011 and December 31, 2010 were as follows:

Financial assets and liabilities:

	March 31, 2011	December 31, 2010	$ Variance
Cash and cash equivalents	$289,430	$267,145	$22,285
Marketable securities	59,354	94,460	(35,106)

Cash, cash equivalents and marketable securities	$348,784	$361,605	$(12,821)
Revolving credit facility	$60,000	$—	$60,000

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Select measures of liquidity and capital resources:

	March 31, 2011	December 31, 2010	$ Variance
Current assets	$669,246	$646,556	$22,690
Current liabilities	217,182	138,515	78,667

Working capital	$452,064	$508,041	$(55,977)
Current ratio	3.08	4.67

The decrease in cash, cash equivalents and marketable securities was primarily attributable to the usage of cash for the Taligen and Orphatec acquisitions, offset by cash generated from operations, borrowings under our revolving credit facility and stock option exercises.

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

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At March 31, 2011, one individual customer accounted for 16.7% of the accounts receivable balance. At March 31, 2010, one individual customer accounted for 19.6% of the accounts receivable balance.

For the three months ended March 31, 2011, one customer accounted for 18.8% of our product sales. For the three months ended March 31, 2010, one customer accounted for 21.3% of our product sales.

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2011, we have foreign exchange forward contracts with notional amounts totaling $492,892. These outstanding foreign exchange forward contracts had a net fair value of $(13,656), of which an unrealized gain of $3,466 is included in other assets, offset by an unrealized loss of $17,122 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

In March 2011, we amended and restated our existing credit agreement to, among other things, increase our revolving credit facility by $50,000. The Amended Credit Agreement provides for a $100,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit, that can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $150,000 in accordance with its terms. As of March 31, 2011, we had $60,000 of borrowings outstanding under the revolving credit facility.

As of March 31, 2011, our accrued royalty balance of $56,893 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.

We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investment. However, we anticipate that cash generated from operations and our existing available cash, cash

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

Cash Flows

Change in cash and cash equivalents:

	Three months ended March 31
	2011	2010	$ Variance
Net cash provided by operating activities	$24,361	$21,492	$2,869
Net cash used in investing activities	(72,965)	(2,276)	(70,689)
Net cash provided by financing activities	69,892	10,736	59,156
Effect of exchange rate changes on cash	997	(1,062)	2,059

Net change in cash and cash equivalents	$22,285	$28,890	$(6,605)

The decrease in cash and cash equivalents was primarily attributable to cash generated from operations, maturities of marketable securities, borrowings under our revolving credit facility and stock option exercises, offset by cash used for the Taligen and Orphatec acquisitions.

Operating Activities

The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, deferred taxes, unrealized foreign currency (gain) loss, and unrealized (gain) loss on foreign exchange forward contracts and contingent consideration, was $48,422 and $45,237 for the three months ended March 31, 2011 and 2010, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was $24,061 and $23,745 for the three months ended March 31, 2011 and 2010, respectively. The $24,061 change in operating assets and liabilities primarily relates to increases in accounts receivable of $26,560 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories. Additionally, the increase in inventory of $10,379 relates to increased production at our manufacturing facility in Rhode Island and resulting inventory buildup to support commercial growth. These increases were offset by an increase of $8,484 in deferred revenue due to increased shipments in advance of recognizing revenue.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $2,222 and $2,317 for the three months ended March 31, 2011 and 2010, respectively.

•	Maturities of marketable securities of $35,000 for the three months ended March 31, 2011.

•	Payments of $105,405 related to acquisitions for the three months ended March 31, 2011.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

In January and February 2011, we completed business combinations of Taligen and Orphatec. These acquisitions required us to make payments of approximately $105,405, which we have paid from our available cash and cash equivalents.

In addition to the upfront payments, these purchase agreements also include contingent payments totaling $367,000 for Taligen and $42,000 for Orphatec if and when certain clinical, regulatory and commercial milestones are achieved. We do not expect that any contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term. As future payments become more probable, we will evaluate methods of funding payments, which could be made from available cash, cash generated from operations or proceeds from other financing.

Financing Activities

Net cash flows from financing activities reflected proceeds from the exercise of stock options of $9,685 and $10,594 for the three months ended March 31, 2011 and 2010, respectively, and $60,000 of borrowings on the revolving credit facility.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in our Form 10-K for the twelve months ended December 31, 2010, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” There have been no material changes in our contractual obligations, other than the contingent consideration obligations associated with the Taligen and Orphatec acquisitions (described above) and the amended credit facility (described below).

Revolving Credit Facility

In March 2011, we entered into a Second Amended and Restated Credit Agreement (the Amended Credit Agreement), that provides for an available $100,000 revolving credit facility through March 7, 2014, with up to a $20,000 sublimit for letters of credit, that can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $150,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and real estate located in Rhode Island, but excluding intellectual property and assets of foreign subsidiaries.

We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.75% to 1.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on March 7, 2014, the maturity date.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

As of March 31, 2011, we borrowed $60,000 under the revolving credit facility, and we had open letters of credit of $6,745. Our borrowing availability was approximately $33,000 at March 31, 2011.

Lonza Agreement

We have a supply agreement with Lonza Swiss Licenses AG (Lonza) relating to the manufacture of eculizumab, which requires payments to Lonza at the inception of the contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of our Smithfield, Rhode Island manufacturing facility.

We have agreed to purchase certain minimum quantities of product from Lonza under our existing arrangements. As of March 31, 2011, we have remaining commitments of approximately $35,000 through 2017. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2011, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

As of March 31, 2011, we held $59,354 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds and commercial paper, through maturity.

Our outstanding long-term liabilities as of March 31, 2011 included our $3,718 principal amount of 1.375% Notes due February 1, 2012. As the notes bear interest at a fixed rate, our results of operations would not be impacted by interest rate changes.

In March 2011, we entered into a $100,000 amended and restated revolving credit facility, the Amended Credit Agreement. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.75% to 1.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). We do not expect changes in interest rates related to our revolving credit facility to have a material effect on our financial statements.

Foreign Exchange Market Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc, British Pound and Australian Dollar against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the U.S. and Canada, and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.

We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 30 days

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

As of March 31, 2011, we held foreign exchange forward contracts with notional amounts totaling $492,892. As of March 31, 2011, our outstanding foreign exchange forward contracts had a net fair value of $(13,656).

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

Credit Risk

Our product sales to government-owned or supported customers in certain European countries, including Greece, are subject to delays in payments due to government funding and reimbursement practices. Because these customers are government-owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies. This plan calls for the majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government, with maturity rates ranging from 1 to 4 years.

For non-interest bearing receivables with an estimated payment beyond one year and for Greek bonds, we discount the accounts receivable to present value, with a corresponding adjustment to revenue.

A significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable or may increase the discount rates and the length of time until these receivables are collected, which could result in a negative impact to our operating results.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously reported in our filings with the SEC, on January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688 and seeks, among other things, monetary damages.

Item 1A.	Risk Factors

You should carefully consider the following risk factors before you decide to invest in Alexion and our business because these risk factors may have a significant impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris. If we are unable to increase sales of Soliris or obtain approval or commercialize Soliris in new territories for the treatment of PNH, aHUS or for additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

Our ability to generate revenues will continue to depend on commercial success of Soliris in the United States, Europe, Japan and in a number of key markets in the rest of the world and whether physicians, patients and healthcare payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the United States in April 2007, essentially all of our revenue has been attributed to sales of Soliris, and we expect that Soliris product sales will continue to contribute to a significant percentage or almost all of our total revenue over the next several years.

We dedicate significant resources to the worldwide expansion of the commercialization of Soliris for the treatment of PNH. We have established sales and marketing capabilities, and are commercializing Soliris in many countries throughout the world. In certain countries, including Canada and certain countries in the European Union, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We have submitted applications for marketing authorization of Soliris for the treatment of PNH in additional territories. We cannot guarantee that any such marketing application will be approved in any country where we seek authorization to sell Soliris for the treatment of PNH. Further, we cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.

In April 2011, we announced that we submitted marketing applications to the FDA and the European Medicines Agency (EMA), for Soliris as a treatment for patients with atypical Hemolytic Uremic Syndrome (aHUS). The FDA and EMA may have varying interpretations of the clinical trial data included in our submissions, which could delay, limit, or prevent regulatory approval or clearance. Even if the FDA and EMA do grant marketing approval of Soliris for the treatment of aHUS, the agencies may impose restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Soliris for the treatment of aHUS.

The commercial success of Soliris and our ability to generate and increase revenues will depend on several factors, including the following:

•

receipt of marketing approvals for Soliris for the treatment of PNH in new territories and the maintenance of marketing approvals for the treatment of PNH in the United States, the European Union, Japan and other territories;

•	receipt and maintenance of marketing approvals for Soliris for the treatment of aHUS from United States and foreign regulatory authorities;

•	the number of patients with PNH and, if approved for the treatment of aHUS, those patients who are diagnosed with aHUS and identified to us;

•	the number of patients with PNH and aHUS that may be treated with Soliris;

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

If we are not successful in increasing sales of Soliris in the United States, Europe and Japan and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.

Because the target patient populations of Soliris for the treatment of PNH and aHUS are small and have not been definitively determined, we must be able to successfully identify patients and achieve a significant market share in order to maintain profitability.

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

We may not be able to sell Soliris on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Soliris is significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on governmental, private third-party payers and other third-party payers, such as Medicare and Medicaid in the United States or country specific governmental organizations, to defray the cost of Soliris to the patient. These entities may refuse to provide coverage and reimbursement with respect to Soliris, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms. In any such case, our pricing or reimbursement for Soliris may be affected and our product sales, results of operations or financial condition could be harmed.

In certain countries where we are seeking or may seek to commercialize Soliris, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and begin to market Soliris in foreign countries or if coverage and reimbursement for Soliris in foreign countries is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.

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

Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. In the United States, we have financially supported non-profit organizations, such as the PNH Fund of the National Organization for Rare Disorders (NORD), which assist patients in accessing treatment for PNH, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. NORD’s, and other similar organizations’, ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes in the United States and elsewhere. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

We are also focusing development efforts on the use of eculizumab for the treatment of diseases other than PNH, including for the treatment of aHUS. The success of these programs depends on many factors, including those described under the heading “Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH.” If eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third- party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.

We may not be able to gain or maintain market acceptance among the medical community or patients, which would prevent us from maintaining profitability in the future.

We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

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

As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the EMA, Japan’s Ministry of Health, Labour and Welfare (MHLW), and certain other health agencies. We, the FDA, the EMA, the MHLW or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

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

Although we obtained regulatory approval to market and sell Soliris for PNH in the United States, the European Union, Japan and other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.

Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. We received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. We may not receive regulatory approval for Soliris for the treatment of PNH, aHUS or any other disease in any other territories on a timely basis, if ever.

Regulatory agencies may require additional information or data with respect to our submissions for Soliris, including the marketing applications submitted to the FDA and EMA for the treatment of aHUS that we announced in April. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, we were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country.

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

Commercial quantities of Soliris are manufactured by us at our Rhode Island manufacturing facility and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA and MHLW. If we or our third-party suppliers fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.

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

Until December 2009, only Lonza was capable of manufacturing commercial quantities of Soliris. The European Commission (E.C.) and the FDA approved the use of our Rhode Island manufacturing facility for the production of Soliris in December 2009 and August 2010, respectively. We are authorized to sell product that is manufactured in our facility in the United States, the European Union and certain other territories. However, we will not be capable of manufacturing Soliris at our own facility in Rhode Island for commercial sale in Japan or other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in Japan and such other territories until that time.

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

In the United States, for example, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the three months ended March 31, 2011, our single largest customer, AmerisourceBergen, accounted for 18.8% of our Soliris net product sales, and our three largest customers accounted for approximately 36.1% of our net product sales. As of March 31, 2011, our single largest customer, AmerisourceBergen, accounted for 16.7% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris for the treatment of PNH ourselves in the United States, Europe, Japan and several other territories. We have established commercial capabilities in the United States, Europe and Japan. If we are unable to establish and/or expand our capabilities to sell, market and distribute Soliris for the treatment of PNH or, if approved by the necessary regulatory agencies, other future indications including aHUS, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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

All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH, and we do not know when or if Soliris will be approved in other indications, including for aHUS. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products, including for Soliris for the treatment of aHUS. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

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

In April 2011 we announced that we submitted marketing applications to the FDA and EMA for Soliris for the treatment of aHUS. The submissions include data from two Phase II clinical studies that met primary and key secondary endpoints investigating Soliris as a treatment for patients with aHUS. The FDA and EMA may have varying interpretations of the clinical trial data, which could delay, limit, or prevent regulatory approval or clearance.

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

During the first quarter of 2011, we acquired Taligen Therapeutics, Inc. and certain assets of Orphatec Pharmaceuticals GmbH. We are evaluating our clinical development strategies for the drug candidates acquired from Taligen and Orphatec, which is expected to include additional preclinical testing and initiation of Phase 1 clinical trials.

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

Physicians may elect not to recommend our drugs even if they receive marketing approval for a variety of reasons, including the timing of the market introduction of competitive drugs; lower demonstrated clinical safety and efficacy compared to other drugs; perceived lack of cost-effectiveness; lack of availability of reimbursement from third-party payers; convenience and ease of administration; prevalence and severity of adverse side effects; other potential advantages of alternative treatment methods; and ineffective marketing and distribution support. Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States and similar programs in other countries, and other third-party payers. These health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our drug candidates may be subject to payer-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payer for Soliris in an indication other than PNH, if obtained, may be adversely affected by the reimbursement or budget for Soliris in PNH and/or adversely affect the reimbursement or budget for Soliris in PNH by that payer.

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

In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Third parties may challenge our patents. For example, a third party filed an opposition with the European Patent Office to our European Patent 0758904, which covers Soliris. The opposition argues that essential claims in our European Patent

0758904 should be narrowed or invalidated. If any of our patents are narrowed, invalidated or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Soliris and our drug candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our drugs from copycat products.

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

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceuticals companies claiming willful infringement by us of its patent. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. We previously reported that three civil actions were filed against us relating to the commercialization of Soliris and the intellectual property rights of third parties. Each of these cases was resolved in 2008. In addition to Novartis, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the actions described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

•	Soliris and our product candidates do not infringe the patents;

•	the patents are not valid; or

•	we have identified and tested or are testing various modifications that we believe should not infringe the patents and which should permit commercialization of our product candidates.

Any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our drugs. Legal disputes can be costly and time consuming to defend. If we cannot successfully defend against any future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling Soliris, which would adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce further costs and the risk of a court determination that our product infringes the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.

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

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis for the years ended December 31, 2010, 2009 and 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States and Europe during 2007. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We will have substantial expenses as we continue our research and development efforts, integrate the programs we acquired from Taligen and Orphatec, continue to conduct clinical trials, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions, our ability to successfully market Soliris in additional countries and regions, and our ability to successfully manufacture and commercialize our drug candidates.

If our competitors get to the marketplace before we do, or with better or less expensive drugs, Soliris and our product candidates may not be profitable to continue to pursue.

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

•	changes in applicable governmental regulatory policies or requests by regulatory agencies for additional information or data;

•	the progress, timing and scope of our research and development programs;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the integration of the Taligen and Orphatec businesses; and

•	any new collaborative, licensing or other commercial relationships that we may establish.

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

Our business strategy includes expanding our products and capabilities. In the first quarter of 2011, we acquired Taligen Therapeutics, Inc. and certain assets of Orphatec Pharmaceuticals GmbH and we may seek additional acquisitions or in-licensing of businesses or products to expand our products and capabilities. Acquisitions of new businesses or products, including the Taligen and Orphatec acquisitions, and in-licensing of new products involve numerous risks, including:

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

We have limited experience in the acquisition and integration of other companies. We cannot assure you that the Taligen and Orphatec acquisitions, or any other acquisition or in-licensing of new products, will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business, such as Taligen or Orphatec, or an acquired or in-licensed product. In addition, the future success of such transactions would depend in part on our ability to manage the rapid growth associated with any such acquisitions or in-licensing. We cannot assure you that we will be able to make the combination of our business with that of Taligen or Orphatec, or any other acquired businesses or companies work or be successful.

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

As of December 31, 2010, we had approximately $579.3 million of U.S. Federal net operating loss carryforwards (NOL’s), available to reduce taxable income in future years. We also acquired net operating losses of approximately $36.1 million associated with the acquisition of Taligen. A portion of these NOL’s are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended. We believe it is more likely than not that we will use the net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income. NOL’s totaling $3.8 million expired in the year ended December 31, 2007. No NOL’s expired during the years ended December 31, 2010, 2009 and 2008.

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

We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Swiss Franc, British Pound and Australian dollar. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced.

The credit and financial market conditions may aggravate certain risks affecting our business.

Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies that provided for a majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectable, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.

Additionally, we rely upon third-parties for certain parts of our business, including Lonza, licensees, wholesale distributors of Soliris, contract clinical trial providers, contract manufacturers and other third-party suppliers and financial institutions. Because of the volatility in the financial markets, there may be a disruption or delay in the performance or satisfaction of commitments to us by these third parties which could have a material adverse effect on our business and results of operations.

Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business.

In March 2010, the United States adopted the Affordable Care Act and governments in many foreign countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. Any such government-adopted healthcare measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, changes in government policies or new legislation, or the impact of total Soliris reimbursement to any one payer. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of Soliris, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

Natural disasters, such as the March 11, 2011 Japanese earthquake and related events in that country, could adversely affect our operations, including our ability to supply and commercialize Soliris.

Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the effects of these natural disasters, could disrupt our operations, or the operations of our vendors and other suppliers.

On March 11, 2011, Japan experienced a significant earthquake and resulting tsunami. These natural disasters caused significant damage to Japan’s infrastructure in the affected areas, including to the Fukushima Daiichi Nuclear Power Plant. We continue to monitor the impact of these natural disasters, and as of the date of this filing, we believe that our operations in Japan have not been materially affected.

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

In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2008 and March 31, 2011, the closing sales price of our common stock fluctuated from a low of $25.49 per share to a high of $99.73 per share. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

101 The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: May 4, 2011	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: May 4, 2011	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)