Form 10-Q
period 2011-06-30
ALEXION PHARMACEUTICALS INC
filed 2011-08-03
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	184,530,093
Class	Outstanding at July 29, 2011

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
(in thousands, except per share amounts)	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$347,868	$267,145
Marketable securities	20,141	94,460
Trade accounts receivable, net	212,720	168,732
Inventories	75,222	62,165
Deferred tax assets	20,863	19,643
Prepaid expenses and other current assets	23,581	34,411

Total current assets	700,395	646,556
Property, plant and equipment, net	163,763	162,240
Intangible assets, net	94,019	24,146
Goodwill	80,033	19,954
Deferred tax assets	135,518	154,569
Other assets	5,847	4,572

Total assets	$1,179,575	$1,012,037

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,446	$16,026
Accrued expenses	141,248	107,030
Deferred revenue	13,925	2,896
Current portion of convertible notes	718	—
Current portion of capital lease obligations	964	715
Other current liabilities	17,479	11,848

Total current liabilities	187,780	138,515
Capital lease obligations, less current portion	378	744
Convertible notes, less current portion	—	3,718
Deferred tax liabilities	9,959	—
Contingent consideration	17,601	—
Other liabilities	10,355	9,324

Total liabilities	226,073	152,301

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 184,219 and 182,471 shares issued at June 30, 2011 and December 31, 2010, respectively	18	6
Additional paid-in capital	1,218,146	1,173,480
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive loss	(19,627)	(7,140)
Accumulated deficit	(242,359)	(303,934)

Total stockholders’ equity	953,502	859,736

Total liabilities and stockholders’ equity	$1,179,575	$1,012,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net product sales	$185,699	$125,834	$351,825	$243,412

Cost of sales	21,745	13,721	40,973	27,720

Operating expenses:
Research and development	35,646	23,690	66,456	46,064
Selling, general and administrative	78,180	56,098	144,037	106,733
Acquisition-related costs	1,000	—	10,928	—
Amortization of purchased intangible assets	104	—	174	—

Total operating expenses	114,930	79,788	221,595	152,797

Operating income	49,024	32,325	89,257	62,895

Other income and expense:
Investment income	772	336	1,168	586
Interest expense	(203)	(158)	(401)	(368)
Foreign currency loss	(506)	(420)	(111)	(957)

Income before income taxes	49,087	32,083	89,913	62,156
Income tax provision	14,342	10,310	28,338	19,449

Net income	$34,745	$21,773	$61,575	$42,707

Earnings per common share
Basic	$0.19	$0.12	$0.34	$0.24

Diluted	$0.18	$0.12	$0.32	$0.23

Shares used in computing earnings per common share
Basic	182,962	178,004	182,347	177,510

Diluted	191,187	185,150	190,790	184,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$61,575	$42,707
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,706	7,833
Change in fair value of contingent consideration	881	—
Share-based compensation expense	23,165	16,354
Deferred taxes	19,176	12,900
Marketable securities premium amortization	201	597
Unrealized foreign currency (gain) loss	(4,802)	7,532
Unrealized (gain) loss on forward contracts	(2,746)	2,416
Loss on disposal of property, plant and equipment	—	63
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(35,768)	(24,141)
Inventories	(9,500)	(13,776)
Prepaid expenses and other assets	(5,491)	6,620
Accounts payable and accrued expenses	36,934	6,366
Deferred revenue	10,714	1,483

Net cash provided by operating activities	103,045	66,954

Cash flows from investing activities:
Purchases of marketable securities	—	(23,647)
Proceeds from maturity or sale of marketable securities	74,100	5,250
Purchases of property, plant and equipment	(9,836)	(5,503)
Purchase of technology rights	—	(20)
Payments for acquisition of business, net of cash acquired	(105,886)	—
Increase in restricted cash	(348)	—

Net cash used in investing activities	(41,970)	(23,920)

Cash flows from financing activities:
Payments on capital leases	(290)	(305)
Excess tax benefit from stock options	1,532	712
Proceeds from revolving credit facility	60,000	—
Payments on revolving credit facility	(60,000)	—
Net proceeds from the exercise of stock options	16,546	13,803

Net cash provided by financing activities	17,788	14,210

Effect of exchange rate changes on cash	1,860	(2,312)

Net change in cash and cash equivalents	80,723	54,932

Cash and cash equivalents at beginning of period	267,145	157,172

Cash and cash equivalents at end of period	$347,868	$212,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

1. Business

Alexion Pharmaceuticals, Inc. (“Alexion”, the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We are also evaluating other potential indications for Soliris, and we are progressing with other biotechnology product candidates which are now in the early stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2. Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

On May 20, 2011, we effected a two-for-one stock split, paid in the form of a 100% stock dividend. Stockholders of record at the close of trading on May 2, 2011 were issued one additional share of common stock for each share owned by such shareholder. All share and per share data presented in the accompanying consolidated financial statements and notes has been retroactively restated to reflect the stock split.

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual period beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011.

3. Acquisitions

Acquisition of Taligen Therapeutics, Inc.

On January 28, 2011, we acquired all of the outstanding capital stock of Taligen Therapeutics, Inc. (Taligen) in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Taligen were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflect these fair values. Taligen’s results of operations are included in the consolidated financial statements from the date of acquisition.

We made initial payments of $111,773 in cash and may make additional future payments of up to $367,000 in contingent milestone payments. Prior to the acquisition, Taligen was a privately held development-stage biotechnology company involved in the development of preclinical compounds including product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. We acquired Taligen to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine.

During the three and six months ended June 30, 2011, we incurred approximately $707 and $10,076, respectively, in costs related to the Taligen acquisition. Acquisition-related costs include the following:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Separately-identifiable employee costs	$—	$6,597
Professional fees	41	2,729
Changes in fair value of contingent consideration	666	750

	$707	$10,076

The Taligen acquisition included contingent consideration which would obligate us to make up to $367,000 in cash milestone payments to the former Taligen shareholders upon achievement of various development and commercial milestones.

The initial fair value of contingent consideration was estimated at $11,634, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a 10-year BBB industrial index rate of 4.9%, which is representative of a market participant assumption. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $367,000 if six products gain both U.S and European marketing approval.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At June 30, 2011, the fair value of the contingent consideration for Taligen was $12,384.

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Taligen
Upfront payment in accordance with agreement	$111,773
Separately-identifiable employee costs	(6,259)

Total consideration transferred	$105,514

Estimated fair value of contingent consideration	11,634

Total purchase price	$117,148

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

Taligen
Cash and cash equivalents	$2,678
Purchased technology	5,000
In-process research and development	59,500
Other assets	555

Assets acquired	67,733

Deferred tax liability (net)	(9,567)
Other liabilities assumed	(1,084)

Liabilities assumed	(10,651)

Goodwill	60,066

Net assets acquired	$117,148

Asset categories acquired in the Taligen acquisition included working capital, fixed assets, purchased technology and in-process research and development (IPR&D). The fair value of working capital was determined to approximate book values. During the three months ended June 30, 2011, we increased the fair value of the contingent consideration in the purchase allocation by $1,321 related to circumstances in effect at the acquisition date, with a corresponding adjustment to goodwill. The purchase price allocation will be finalized as the information necessary to complete the analysis is obtained, but not later than one year from the acquisition date.

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

We recorded a deferred tax liability of $9,959. This amount was primarily comprised of $21,537 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $13,338.

We have determined that separate presentation of Taligen’s results of operations is impracticable for the three and six months ended June 30, 2011 as results are not separated tracked due to the integration of Taligen into our operations upon acquisition.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three months ended June 30, 2010 and the six months ended June 30, 2011 and 2010 as if the acquisition of Taligen had been completed on January 1, 2010. The pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

	Three months ended June 30,	Six months ended June 30,
	2010	2011	2010
Revenues	$125,834	$351,825	$243,412
Net income	18,477	60,469	36,714
Earnings per common share
Basic	$0.10	$0.33	$0.21
Diluted	$0.10	$0.32	$0.20

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

We made initial payments of $3,050 in cash and may make additional future payments of up to $42,000 in contingent milestone payments. We will also make future payments to Orphatec for manufacturing, development, and other services, which we estimate to be at a rate that approximates fair value. We acquired these assets to advance our mission to provide life-transforming treatments for patients with severe and life-threatening disease states.

During the three and six months ended June 30, 2011, we incurred approximately $293 and $852, respectively, in costs related to the Orphatec acquisition. Acquisition-related costs include the following:

	Three months ended June 30,	Six months ended June 30,
	2011	2011
Professional fees	$214	$721
Changes in fair value of contingent consideration	79	131

	$293	$852

The Orphatec acquisition included contingent consideration which would obligate us to make up to $42,000 in cash milestone payments to the former Orphatec shareholders upon various development, regulatory and commercial milestones.

The initial fair value of contingent considerations was $5,086, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted at the rate of 4.9% for development milestones and 21% for commercial milestones, which is representative of a market participant assumption. The range of estimated milestone payments is from zero if no products gain market approval to $42,000 if all indications for up to two products gain both U.S and European marketing approval and reach applicable sales levels.

Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. Changes pertaining to facts and circumstances that existed as of the acquisition date will be recognized as adjustments to goodwill. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At June 30, 2011, the fair value of the contingent consideration for Orphatec was $5,217.

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Orphatec
Upfront payments in accordance with agreement	$3,050
Estimated fair value of contingent consideration	5,086

Total purchase price	$8,136

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

Orphatec
In-process research & development	$8,050
Other noncurrent assets	73

Assets acquired	8,123

Goodwill	13

Net assets acquired	$8,136

Asset categories acquired in the Orphatec acquisition included fixed assets and IPR&D. The purchase price allocation will be finalized as the information necessary to complete the analysis is obtained, but not later than one year from the acquisition date.

Intangible assets associated with IPR&D projects relate to the preclinical product candidate. Management estimated the acquisition-date fair value of intangible assets related to IPR&D to be $8,050. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 23%, which is based on the estimated weighted-average cost of capital for companies substantially similar to that of Orphatec. This is comparable to the estimated internal rate of return for their operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D project was based on key assumptions such as: estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

We do not consider the acquisition of Orphatec to be a material business combination and therefore have not disclosed the pro forma results of operations.

4. Revenue and Accounts Receivable

Revenue

We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our statements of operations and do not impact net product sales.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. As we ship product under these arrangements, we estimate and record the incremental discounts as a reduction of revenue. In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for patients receiving Soliris treatment through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sale.

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

Accounts Receivable

Our product sales to government-owned or government-funded customers in certain European countries, including Greece, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government’s plan for its repayment of its debt to international pharmaceutical companies. The bonds were sold in July 2011.

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

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The components of inventory are as follows:

	June 30, 2011	December 31, 2010
Raw materials	$4,377	$4,835
Work-in-process	50,785	37,312
Finished goods	20,060	20,018

	$75,222	$62,165

6. Intangible Assets

The following table summarizes the carrying amount of our intangible assets:

	June 30, 2011	December 31, 2010
Finite-lived intangible assets	$26,469	$24,146
Indefinite-lived intangible assets	67,550	—

Intangible assets	$94,019	$24,146

Goodwill	$80,033	$19,954

The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2010	$19,954
Goodwill resulting from the Taligen acquisition	60,066
Goodwill resulting from the Orphatec acquisition	13

Balance at June 30, 2011	$80,033

As of June 30, 2011, we have recorded indefinite-lived intangible assets of $67,550, which consisted of $59,500 and $8,050 of purchased IPR&D from our acquisitions of Taligen and Orphatec, respectively.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

7. Comprehensive Income

The following table summarizes components of our comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$34,745	$21,773	$61,575	$42,707
Defined benefit pension plan activity, net of tax	(141)	—	(141)	—
Unrealized gain (loss) on hedge contracts, net of tax	(5,466)	10,986	(13,317)	23,476
Net unrealized gain (loss) on available for sale securities, net of tax	(13)	(75)	(6)	(127)
Foreign currency translation adjustment	268	(845)	977	(1,496)
Comprehensive income	$29,393	$31,839	$49,088	$64,560

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

We may elect that the loans under the Amended Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.75% to 1.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on March 7, 2014, the maturity date.

The Amended Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the Amended Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.

As of June 30, 2011, we had no outstanding amounts under the revolving credit facility other than open letters of credit of $6,980. Our borrowing availability was approximately $93,000 at June 30, 2011.

In April 2011, we issued an additional 190,747 shares of our common stock for a conversion with respect to $3,000 principal amount of our 1.375% Notes. As of June 30, 2011, $718 principal amount of the 1.375% Notes remains outstanding.

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

The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income used for basic calculation	$34,745	$21,773	$61,575	$42,707
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	4	11	16	52

Net income used for diluted calculation	$34,749	$21,784	$61,591	$42,759

Shares used in computing earnings per common share—basic	182,962	178,004	182,347	177,510
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	138	904	305	1,062
Stock awards	8,087	6,242	8,138	6,108

Dilutive potential common shares	8,225	7,146	8,443	7,170

Shares used in computing earnings per common share—diluted	191,187	185,150	190,790	184,680

Earnings per common share:
Basic	$0.19	$0.12	$0.34	$0.24
Diluted	$0.18	$0.12	$0.32	$0.23

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and six months ended June 30, 2011 and 2010 because their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Potentially dilutive securities:
Options to purchase common stock	2,142	2,998	1,723	2,622
Unvested restricted stock	9	8	10	10

	2,151	3,006	1,733	2,632

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

10. Marketable Securities

The following tables summarize our marketable securities at June 30, 2011 and December 31, 2010:

June 30, 2011	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Commercial paper	$4,998	$—	$—	$—	$4,998
Corporate bonds	15,135	9	(1)	—	15,143

Total	$20,133	$9	$(1)	$—	$20,141

December 31, 2010	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Commercial paper	$65,244	$44	$(27)	$—	$65,261
Corporate bonds	19,186	6	(8)	—	19,184
Federal agency obligations	10,003	12	—	—	10,015

Total	$94,433	$62	$(35)	$—	$94,460

No realized gains or losses were recorded for the three and six months ended June 30, 2011 and 2010. We utilize the specific identification method in computing realized gains and losses.

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

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. As of June 30, 2011, we have open contracts with notional amounts totaling $404,578 that qualified for hedge accounting.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
(Loss) gain recognized in OCI, net of tax	$(5,466)	$10,986	$(13,317)	$23,476
(Loss) gain reclassified from OCI to net product sales (Effective portion)	$(2,476)	$3,634	$(2,076)	$2,511
(Loss) gain reclassified from OCI to other income and expense (Ineffective portion)	$(428)	$384	$(1,086)	$819

Assuming no change in foreign exchange rates from market rates at June 30, 2011, $13,431 of the loss recognized in other comprehensive income is expected to be reclassified to revenue over the next 12 months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2011, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $146,390.

We recognized a (loss) gain of $(5,433) and $6,445, in other income and expense, for the three months ended June 30, 2011 and 2010, respectively, and $(12,390) and $9,953, for the six months ended June 30, 2011 and 2010, respectively associated with foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following tables summarize the fair value of outstanding derivatives at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1,056	Other current liabilities	$15,473
Foreign exchange forward contracts	Other non-current assets	408	Other non-current liabilities	3,766
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,282	Other current liabilities	2,003

Total fair value of derivative instruments		$2,746		$21,242

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8,015	Other current liabilities	$7,124
Foreign exchange forward contracts	Other non-current assets	590	Other non-current liabilities	3,380
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,350	Other current liabilities	4,724

Total fair value of derivative instruments		$9,955		$15,228

12. Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of sales	$572	$250	$1,117	$565
Research and development	2,245	2,025	4,978	4,110
Selling, general and administrative	9,017	5,975	17,070	11,679

Total share-based compensation expense	$11,834	$8,250	$23,165	$16,354

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table summarizes the share-based compensation capitalized to inventory:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Share-based compensation expense capitalized to inventory	$714	$603	$1,558	$1,346

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$222,110	$—	$222,110	$—

Marketable securities	Commercial paper	$4,998	$—	$4,998	$—

Marketable securities	U.S. Corporate bonds	$15,143	$—	$15,143	$—

Other current assets	Foreign exchange forward contracts	$2,338	$—	$2,338	$—

Other assets	Foreign exchange forward contracts	$408	$—	$408	$—

Other current liabilities	Foreign exchange forward contracts	$17,476	$—	$17,476	$—

Other liabilities	Foreign exchange forward contracts	$3,766	$—	$3,766	$—

Contingent consideration	Acquisition-related contingent consideration	$17,601	$—	$-	$17,601

		Fair Value Measurement at December 31, 2010
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$186,565	$—	$186,565	$—

Marketable securities	Commercial paper	$65,261	$—	$65,261	$—

Marketable securities	U.S. Corporate bonds	$19,184	$—	$19,184	$—

Marketable securities	Federal agency obligations	$10,015	$—	$10,015	$—

Other current assets	Foreign exchange forward contracts	$9,365	$—	$9,365	$—

Other assets	Foreign exchange forward contracts	$590	$—	$590	$—

Other current liabilities	Foreign exchange forward contracts	$11,848	$—	$11,848	$—

Other liabilities	Foreign exchange forward contracts	$3,380	$—	$3,380	$—

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

June 30, 2011
Balance at beginning of period	$—
Amounts acquired or issued	(16,720)
Change in fair value	(881)

Balance at end of period	$(17,601)

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

As of June 30, 2011, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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

The following table provides a comparative summary of our provision for income taxes and effective tax rate for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Provision for income taxes	$14,342	$10,310	$28,338	$19,449
Effective tax rate	29.2%	32.1%	31.5%	31.3%

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The tax provision for the three and six months ended June 30, 2011 and 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.

We are in the process of assessing the potential impact that elections of certain Federal Foreign Tax Credits and Federal Orphan Drug Credits would have on our historical tax returns. Both the Foreign Tax Credit and the Orphan Drug Credits are elective for U.S. Federal income tax purposes and, to date, we have not elected to take certain of these credits in our historical tax returns. Upon completion of our assessment, at the Company’s election, these credits could potentially result in a tax benefit to the Company. Any benefit related to prior tax years would be recorded in the quarter when management commits to make the election and the amounts can be reasonably estimated. We anticipate that this assessment will be completed no later than the end of fourth quarter of 2011.

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

For the three months ended June 30, 2011 and 2010, we recorded matching contributions of approximately $728 and $501, respectively. For the six months ended June 30, 2011 and 2010, we recorded matching contributions of approximately $1,605 and $1,056, respectively.

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

The components of net periodic benefit cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$1,081	$648	$2,064	$939
Interest cost	98	37	188	82
Expected return on plan assets	(105)	(60)	(199)	(106)
Amortization	62	4	118	12
Employee contribution	(268)	(170)	(507)	(263)

Total net periodic benefit cost	$868	$459	$1,664	$664

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

On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceuticals companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

In addition to Novartis’s claim, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the action described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. We estimate our obligations for probable contingent liabilities based on our assessment of estimated royalties potentially owed to other third parties. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However the amount of such loss or a range of loss, if any, beyond amounts currently accrued cannot be reasonably estimated.

As of June 30, 2011 and December 31, 2010, we have recorded $64,671 and $50,133, respectively, in accrued expenses for royalties. Our cost of sales for the three and six months ended June 30, 2011 and 2010 includes amounts recorded for both changes in contingent liabilities described above and for existing royalty agreements.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indication and any expanded uses, including for the treatment of aHUS, timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, plans for acquired companies and programs, timing regarding development and regulatory approvals for additional indications for Soliris, including for the treatment of aHUS and other product candidates, the medical and commercial potential of additional indications for Soliris and other product candidates, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, and assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

Alexion Pharmaceuticals, Inc. (“Alexion”, the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder. We are also evaluating other potential indications for Soliris, and we are progressing with other biotechnology product candidates which are now in the early stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, acquired genetic deficiency blood disorder defined by uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

Soliris was approved by the U.S. Food and Drug Administration (FDA) and the European Commission (E.C.) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In April 2011, we submitted marketing applications to the FDA and the European Medicines Agency (EMA) for Soliris as a treatment for patients with atypical Hemolytic Uremic Syndrome (aHUS). aHUS is a chronic, ultra-rare disease characterized by uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with aHUS.

Recent Developments

Taligen Acquisition

On January 28, 2011, we acquired Taligen Therapeutics, Inc. (Taligen), a privately held development stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for as a business combination. The acquisition was intended to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine. Taligen’s preclinical compounds include product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. We made upfront cash payments of $111,773 for 100% of Taligen’s equity interests. Additional contingent payments would be earned upon reaching various clinical efficacy and product approval milestones in both the U.S. and European Union for up to six product candidates. If all such clinical efficacy and product approval milestones are achieved in both the U.S. and European Union for six product candidates, the total payments would be $367,000.

Orphatec Acquisition

On February 8, 2011, we acquired patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with Type A molybdenum cofactor deficiency (MoCD), an ultra-rare disorder characterized by severe brain damage and rapid death in newborn infants. The acquisition will be accounted for as a business combination. Orphatec is a privately held development-stage biotechnology company with headquarters in Cologne, Germany. We made upfront cash payments of approximately $3,050, and additional contingent payments of up to $42,000 would be earned upon reaching various development, regulatory and commercial milestones. We will also make future payments to Orphatec for manufacturing, development and other services.

Amendment of Working Capital Loan

In March 2011, we amended and restated our existing credit agreement to, among other things, increase our revolving credit facility by $50,000. The amended agreement provides for a $100,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit that can be used for working capital requirements and other general corporate purposes.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Stock Split

On May 20, 2011, we effected a two-for-one stock split, paid in the form of a 100% stock. Stockholders of record at the close of trading on May 2, 2011 were issued one additional share of common stock for each share owned by such shareholder. All share and per share data has been retroactively restated to reflect the stock split.

Clinical

Our research and development efforts are focused on the use of eculizumab and other innovative complement inhibitors for treatment of patients with severe complement-mediated ultra-rare and life-threatening conditions as well as other compounds as treatments for patients with other ultra-rare and life-threatening disorders.

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH) PNH Registry Cold Agglutinin Disease (CAD)*	Commercial Phase IV Phase II

	Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Regulatory Submissions
		Atypical Hemolytic Syndrome – Pediatric	Phase II
		STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
		MPGN II (Dense Deposit Disease or DDD)*	Phase II
		Presensitized Renal Transplant*	Phase II
		Kidney Transplant for Catastrophic Antiphospholipid Syndrome (CAPS)*	Phase II
		ABO Incompatible Renal Transplant*	Phase II

	Neurology	Myasthenia Gravis (MG)	Phase II
		Neuromyelitis Optica (NMO)*	Phase II

	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II

cPMP	Metabolic Disease	MoCD type A deficiency	Preclinical

TT30	Inflammation		Phase I

Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I
		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

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

Nephrology

Atypical Hemolytic Uremic Syndrome (aHUS)

In April 2011, we announced that we submitted marketing applications to the FDA and the EMA for Soliris as a treatment for patients with aHUS, an ultra-rare, chronic and life-threatening disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. In June 2011, the FDA granted us priority review for our filed marketing application. Both the U.S. and E.U. filings include the positive data from two 26-week Phase 2 studies of Soliris as a treatment for adult and adolescent patients with evidence of thrombotic microangiopathy (clotting in small blood vessels). Final data from these two studies were presented at the European Renal Association annual meeting in June 2011. Primary endpoints in both studies were achieved with statistical significance. Data from a retrospective study of Soliris in pediatric patients with aHUS was also presented at the European Renal Association annual meeting in June 2011. We have commenced a new Phase II, open-label trial in adult aHUS patients and, separately, we have also commenced a pediatric aHUS study.

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). The STEC-HUS development program was initiated in connection with Alexion’s response and assistance to the German medical community during the widespread outbreak of EHEC in May 2011. Many EHEC patients rapidly

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

progressed to STEC-HUS during this outbreak. As in several other severe complement-mediated conditions, including atypical HUS, complement activation in STEC-HUS results in thrombotic microangiopathy, or TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. Atypical HUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut (PEI), Germany’s healthcare regulatory body for biologics, and an access program for patients initiated in May 2011, Alexion has initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS.

Dense Deposit Disease (DDD)

We are aware that independent investigators have commenced studies to evaluate eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef-mediated nephropathy. DDD is a rare form of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained complement activation and inflammation.

Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients

We are aware that independent investigators have completed enrollment of patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for AHR. We are also aware that independent investigators have begun evaluating eculizumab as a treatment for kidney transplant patients with catastrophic antiphospholipid syndrome. An independent investigator has started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient. The FDA has now authorized our protocol to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts. Also, we are further considering expansion of our transplant program to include investigation of eculizumab as a treatment for patients undergoing deceased donor kidney transplants, as well as transplantation of other organs.

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

Ophthalmology

Dry Age-Related Macular Degeneration (AMD)

We are aware of an independent investigator who has completed enrollment of patients in a study evaluating the safety and efficacy of eculizumab as a treatment for the dry form of age-related macular degeneration. Age-related macular degeneration is a medical condition usually affecting older adults in which uncontrolled complement activation results in a loss of vision in the center of the visual field (the macula) and complement-mediated damage to the retina. AMD is a major cause of visual impairment in older adults.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cyclic Pyranopterin Monophosphate (cPMP)

cPMP is a molecule that enables production of certain enzymes, the absence of which causes sulfite to accumulate on the brain. We acquired assets related to cPMP from Orphatec Pharmaceuticals GmbH in February 2011.

Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)

MoCD is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage caused by the functional loss of sulfite oxidase, a molybdenum dependent enzyme. To date, no effective therapy is available for MoCD, and death in early infancy is the typical outcome. MoCD occurs as a consequence of a genetic defect causing a deficiency in cPMP and a subsequent buildup of sulfite which causes neuronal death, severe brain damage and rapid death. MoCD Type A is a devastating ultra-rare genetic disorder characterized by severe brain damage and rapid death in newborns. cPMP is designed to replace the deficient cPMP, which enables Molybdenum Cofactor production and restores molybdenum cofactor levels. There has been some early clinical experience with cPMP replacement therapy in a small number of MoCD type A children.

TT30

TT30 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. We acquired a portfolio of preclinical product candidates, including TT30, in January 2011 in connection with the purchase of all of the equity interests of Taligen.

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

Manufacturing

We currently rely on two manufacturing facilities, our own facility in Rhode Island and a third party manufacturer, for producing commercial and clinical quantities of Soliris. Our preclinical quantities of eculizumab, samalizumab and other product candidates are produced at our Rhode Island facility. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

Our most significant agreement with a third party manufacturer is the large-scale product supply agreement with Lonza Swiss Licenses AG (Lonza), dated December 18, 2002, which has been amended from time to time. This agreement (Lonza Agreement) relates to the manufacture of eculizumab. As of June 30, 2011, we have remaining commitments of approximately $35,000 through 2017. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition;

•	Contingent liabilities;

•	Inventories;

•	Research and development expenses;

•	Share-based compensation;

•	Valuation of goodwill, acquired intangible assets and in-process research and development (IPR&D);

•	Valuation of contingent consideration; and

•	Income taxes.

Valuation of Goodwill, Acquired Intangible Assets and IPR&D

We have recorded goodwill, acquired intangible assets and IPR&D primarily through the Taligen and Orphatec acquisitions. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair values of the assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•	timing and costs to complete the in-process projects;

•	timing and probability of success of clinical events or regulatory approvals;

•	estimated future cash flows from product sales resulting from completed products and in-process projects; and

•	discount rates.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Valuation of Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We determine the fair value of the contingent consideration based primarily on the following factors:

•	timing and probability of success of clinical events or regulatory approvals;

•	timing and probability of success of meeting commercial milestones, such as sales levels of a specific compound; and

•	discount rates.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual period beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Results of Operations

Revenues

The following table summarizes product revenue for the three and six months ended June 30, 2011 and 2010:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2011	2010	Variance	2011	2010	Variance
Net product sales	$185,699	$125,834	$59,865	$351,825	$243,412	$108,413

The increase in revenue for the three and six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approvals in Japan in the third quarter of 2010 and Australia in the first quarter of 2011. The increase in revenues was also due to the positive impact of approximately $5,300 and $7,200 for the three and six months ended June 30, 2011 due to changes in foreign currency exchange rates (inclusive of hedging activity), primarily the Euro, British Pound and Japanese Yen versus the dollar for the three and six months ended June 30, 2010.

Cost of Sales

Cost of sales was $21,745 and $13,721 for the three months ended June 30, 2011 and 2010, respectively and $40,973 and $27,720 for the six months ended June 30, 2011 and 2010, respectively. Cost of sales as a percentage of net product revenue was 11.7% and 10.9% for the three months ended June 30, 2011 and 2010, respectively and 11.6% and 11.4% for the six months ended June 30, 2011 and 2010, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2011	2010	Variance	2011	2010	Variance
Clinical development	$11,364	$6,194	$5,170	$17,957	$11,736	$6,221
Product development	5,345	2,238	3,107	8,788	5,056	3,732
Discovery research	747	529	218	1,393	967	426

Total external direct expenses	17,456	8,961	8,495	28,138	17,759	10,379

Payroll and benefits	14,507	12,174	2,333	31,284	23,358	7,926
Operating and occupancy	2,257	1,148	1,109	4,252	2,194	2,058
Depreciation and amortization	1,426	1,407	19	2,782	2,753	29

Total other R&D expenses	18,190	14,729	3,461	38,318	28,305	10,013

Research and development expense	$35,646	$23,690	$11,956	$66,456	$46,064	$20,392

For the three months ended June 30, 2011, the increase of $11,956 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $2,333 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

•

Increase of $5,170 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, including costs for the STEC-HUS trial initiated in the second quarter (see table below).

•	Increase of $3,107 in external product development expenses related primarily to costs associated with our nephrology clinical programs, our translation medicine group and regulatory affairs.

For the six months ended June 30, 2011, the increase of $20,392 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $7,926 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

•

Increase of $6,211 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, including costs for the STEC-HUS trial initiated in the second quarter (see table below).

•	Increase of $3,732 in external product development expenses related primarily to costs associated with our nephrology clinical programs, our translation medicine group and regulatory affairs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended June 30,		$	Six months ended June 30,		$
	2011	2010	Variance	2011	2010	Variance
External direct expenses
Eculizumab: PNH program	$3,023	$1,050	$1,973	$4,322	$2,383	$1,939
Eculizumab: non-PNH programs	8,251	4,710	3,541	12,985	8,316	4,669
Samalizumab	67	273	(206)	158	666	(508)
Unallocated	23	161	(138)	492	371	121

	$11,364	$6,194	$5,170	$17,957	$11,736	$6,221

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

The table below provides information regarding selling, general and administrative expense:

	Three months ended June 30,		$	Six months ended June 30,		$
	2011	2010	Variance	2011	2010	Variance
Selling, general and administrative expense	$78,180	$56,098	$22,082	$144,037	$106,733	$37,304

For the three months ended June 30, 2011, the increase of $22,082 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $15,200. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $10,000 related to global commercial staff. This increase was also due to increases in payroll and benefits of $5,200 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $6,900 were primarily due to costs associated with marketing and professional services; tax, IT and other consulting services; and occupancy costs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

For the six months ended June 30, 2011, the increase of $37,304 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $27,200. The increase was a result of increased headcount related to global commercial staff, including increases in payroll and benefits costs of $17,400 related to commercial development activities. This increase was also due to increases in payroll and benefits of $9,800 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $10,100 were primarily due to costs associated with marketing and professional services; tax, IT and other consulting services; and occupancy costs.

Acquisition-related Costs

Acquisition-related costs for the three and six months ended June 30, 2011 included the following:

	June 30, 2011	June 30, 2011
Separately-identifiable employee costs	$—	$6,597
Professional fees	$255	$3,450
Changes in fair value of contingent consideration	745	881

	$1,000	$10,928

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $772 and $336, for the three months ended, and $1,168 and $586, for the six months ended June 30, 2011 and 2010, respectively. The increase was primarily due to higher cash, cash equivalents and marketable securities balances during the three and six months ended June 30, 2011, as compared to the same period in the prior year. We also recorded accretion of interest of $264 and $353 associated with discounts on our long-term accounts receivable for the three and six months ended June 30, 2011, respectively.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. Interest expense was $203 and $158, for the three months ended, and $401 and $368 for the six months ended June 30, 2011 and 2010, respectively.

Foreign currency transaction losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $506 and $420, for the three months ended, and $111 and $957 for the six months ended June 30, 2011 and 2010, respectively. The gains and losses recorded in these periods was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

Income Taxes

During the three and six months ended June 30, 2011, we recorded an income tax provision of $14,342 and $28,338, and an effective rate of 29.2% and 31.5%, respectively, compared to the income tax provision of $10,310 and $19,449 and an effective rate of 32.1% and 31.3%, for the three and six months ended June 30, 2010.

The income tax provision for the three and six months ended June 30, 2011 and 2010 is principally attributable to the U.S. Federal, state and foreign income taxes on our profitable operations.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

At the end of the second quarter of 2011, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

We are in the process of assessing the potential impact that elections of certain Federal Foreign Tax Credits and Federal Orphan Drug Credits would have on our historical tax returns. Both the Foreign Tax Credit and the Orphan Drug Credit are elective for U.S. Federal income tax purposes and, to date, we have not elected to take certain of these credits in our historical tax returns. Upon completion of our assessment, at the Company’s election, these credits could potentially result in a significant tax benefit to the Company. Any benefit related to prior tax years would be recorded in the quarter when management commits to make the election and the amounts can be reasonably estimated. We anticipate that this assessment will be completed no later than the end of fourth quarter of 2011.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and working capital as of June 30, 2011 and December 31, 2010 were as follows:

Financial assets and liabilities:

	June 30, 2011	December 31, 2010	$ Variance
Cash and cash equivalents	$347,868	$267,145	$80,723
Marketable securities	20,141	94,460	(74,319)

Cash, cash equivalents and marketable securities	$368,009	$361,605	$6,404

Select measures of liquidity and capital resources:

	June 30, 2011	December 31, 2010	$ Variance
Current assets	$700,395	$646,556	$53,839
Current liabilities	187,780	138,515	49,265

Working capital	$512,615	$508,041	$4,574
Current ratio	3.73	4.67

The increase in cash, cash equivalents and marketable securities was primarily attributable to cash generated from operations and stock option exercises, offset by the usage of cash for the Taligen and Orphatec acquisitions.

The decrease in the current ratio was primarily due to the reduction in current assets associated with the Taligen and Orphatec acquisitions, an increase in foreign exchange forward contract liabilities and an increase in our accrued expenses.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At June 30, 2011, one individual customer accounted for 16.7% of the accounts receivable balance. At June 30, 2010, one individual customer accounted for 20.6% of the accounts receivable balance.

For the three and six months ended June 30, 2011, one customer accounted for 18.0% and 18.4% of our product sales, respectively. For the three and six months ended June 30, 2010, one customer accounted for 22.4% and 21.9% of our product sales, respectively.

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2011, we have foreign exchange forward contracts with notional amounts totaling $550,968. These outstanding foreign exchange forward contracts had a net fair value of $(18,496), of which an unrealized gain of $2,746 is included in other assets, offset by an unrealized loss of $21,242 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

At June 30, 2011, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our level 2 assets consist primarily of money market funds, commercial paper, U.S. corporate bonds, federal agency obligations and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to the Taligen and Orphatec acquisitions.

In March 2011, we amended and restated our existing credit agreement to, among other things, increase our revolving credit facility by $50,000. The Amended Credit Agreement provides for a $100,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit, that can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $150,000 in accordance with its terms. As of June 30, 2011, we had no outstanding balance under the revolving credit facility.

As of June 30, 2011, our accrued royalty balance of $64,671 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.

We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and indications, and capital investment. However, we anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for the foreseeable future.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cash Flows

Change in cash and cash equivalents:

	Six months ended June 30,
	2011	2010	$ Variance
Net cash provided by operating activities	$103,045	$66,954	$36,091
Net cash used in investing activities	(41,970)	(23,920)	(18,050)
Net cash provided by financing activities	17,788	14,210	3,578
Effect of exchange rate changes on cash	1,860	(2,312)	4,172

Net change in cash and cash equivalents	$80,723	$54,932	$25,791

The increase in cash and cash equivalents was primarily attributable to cash generated from operations, maturities of marketable securities, and stock option exercises, offset by cash used for the Taligen and Orphatec acquisitions.

Operating Activities

The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•

Our reported net income, adjusted for non-cash items, including depreciation and amortization, share-based compensation expense, deferred taxes, unrealized foreign currency (gain) loss, unrealized (gain) loss on foreign exchange forward contracts and contingent consideration, was $106,156 and $90,402 for the six months ended June 30, 2011 and 2010, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was $3,111 and $23,448 for the six months ended June 30, 2011 and 2010, respectively. The $3,111 change in operating assets and liabilities primarily relates to increases in accounts receivable of $35,768 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories. Additionally, the increase in inventory of $9,500 relates to increased production at our manufacturing facility in Rhode Island and resulting inventory buildup to support commercial growth. These increases were offset by an increase of $10,714 in deferred revenue due to increased shipments in advance of recognizing revenue and an increase of $36,934 in accounts payable and accrued expenses.

Investing Activities

The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $9,836 and $5,503 for the six months ended June 30, 2011 and 2010, respectively.

•	Maturities of marketable securities of $74,100 and $5,250 for the six months ended June 30, 2011 and 2010, respectively.

•	Payments of $105,886 related to acquisitions for the six months ended June 30, 2011.

In January and February 2011, we completed business combinations of Taligen and Orphatec. These acquisitions required us to make payments of approximately $105,886, which we have paid from our available cash and cash equivalents.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

In addition to the upfront payments, the purchase agreements for the Taligen and Orphatec acquisitions also include contingent payments totaling $367,000 for Taligen and $42,000 for Orphatec if and when certain clinical, regulatory and commercial milestones are achieved. We do not expect that any contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term. As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash, cash generated from operations or proceeds from other financing.

Financing Activities

Net cash flows from financing activities reflected proceeds from the exercise of stock options of $16,546 and $13,803 for the six months ended June 30, 2011 and 2010, respectively.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2010, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” There have been no material changes in our contractual obligations, other than the contingent consideration obligations associated with the Taligen and Orphatec acquisitions (described above) and the Amended Credit Agreement(described below).

Revolving Credit Facility

In March 2011, we entered into the Amended Credit Agreement, that provides for an available $100,000 revolving credit facility through March 7, 2014, with up to a $20,000 sublimit for letters of credit, that can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $150,000. The loan is collateralized by substantially all of Alexion Pharmaceuticals, Inc.’s assets, including the pledge of the equity interests of certain direct subsidiaries and real estate located in Rhode Island, but excluding intellectual property and assets of foreign subsidiaries.

We may elect that the loans under the Amended Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.75% to 1.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on March 7, 2014, the maturity date.

The Amended Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the Amended Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. The Amended Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.

As of June 30, 2011, we had no outstanding balance under the revolving credit facility, and we had open letters of credit of $6,980. Our borrowing availability was approximately $93,000 at June 30, 2011.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Lonza Agreement

We have a supply agreement with Lonza relating to the manufacture of eculizumab, which requires payments to Lonza at the inception of the contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of our Smithfield, Rhode Island manufacturing facility.

We have agreed to purchase certain minimum quantities of product from Lonza under our existing arrangements. As of June 30, 2011, we have remaining commitments of approximately $35,000 through 2017. Such commitments may be cancelled only in limited circumstances. If we terminate the Lonza Agreement without cause, we will be required to pay for product scheduled for manufacture under our arrangement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2011, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

As of June 30, 2011, we held $20,141 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds and commercial paper, through maturity.

In March 2011, we entered into the Amended Credit Agreement. We may elect that the loans under the agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.75% to 2.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement), or (ii) a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus 0.75% to 1.25% depending on the ratio of our cash to liabilities (as calculated in accordance with the agreement). We do not expect changes in interest rates related to our revolving credit facility to have a material effect on our financial statements.

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

We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 30 days and 2) hedge a portion of our forecasted intercompany product sales, using contracts with durations of up to 36 months. The objectives of this program are to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.

As of June 30, 2011, we held foreign exchange forward contracts with notional amounts totaling $550,968. As of June 30, 2011, our outstanding foreign exchange forward contracts had a net fair value of $(18,496).

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Credit Risk

Our product sales to government-owned or supported customers in certain European countries, including Greece, are subject to delays in payments due to government funding and reimbursement practices. Because these customers are government-owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government’s plan for repayment of its debt to international pharmaceutical companies. The bonds were sold in July 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We dedicate significant resources to the worldwide expansion of the commercialization of Soliris for the treatment of PNH. We have established sales and marketing capabilities, and are commercializing Soliris in many countries throughout the world. In certain countries, including Canada and certain countries in the European Union, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales in those countries. We cannot guarantee that any marketing application for Soliris will be approved in any country where we seek authorization to sell Soliris for the treatment of PNH. Further, we cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.

In April 2011, we announced that we submitted marketing applications to the FDA and the European Medicines Agency (EMA), for Soliris as a treatment for patients with atypical Hemolytic Uremic Syndrome (aHUS). The FDA and EMA may have varying interpretations of the clinical trial data included in our submissions, which could delay, limit, or prevent marketing approval. Even if the FDA and EMA do grant marketing approval of Soliris for the treatment of aHUS, the agencies may impose restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Soliris for the treatment of aHUS.

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

•	ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	acceptance of Soliris in the medical community;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.

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

In certain countries where we are seeking or may seek to commercialize Soliris, which may include certain countries where we sell PNH and also seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control and we may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris for the treatment of PNH or any other indications. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market Soliris in such foreign countries or if coverage and reimbursement for Soliris is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris for one or more indications in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.

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

We are also focusing development efforts on the use of eculizumab for the treatment of diseases other than PNH, including for the treatment of aHUS. The success of these programs depends on many factors, including those described under the heading “Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH.” If eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.

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

We tested Soliris in only a small number of patients. As more patients begin to use Soliris, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris, which may include administration of Soliris under acute emergency conditions, such as the Enterohemorrhagic e. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of applicable law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for PNH and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

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

Some patients treated with Soliris for PNH or other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Meningococcal infection. Serious cases of Meningococcal infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. Under controlled settings, patients in our eculizumab trials all receive vaccination against Meningococcal infection prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose. A physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as the health crisis that began in May 2011 in Europe, principally in Germany, due to the epidemic of infections from Enterohemorrhagic Escherichia coli. Vaccination does not, however, eliminate all risk of Meningococcal infection. Some patients treated with Soliris who had been vaccinated have experienced Meningococcal infection, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

Regulatory agencies may require additional information or data with respect to our submissions for Soliris, including the marketing applications submitted to the FDA and EMA for the treatment of aHUS that we announced in April 2011. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, we were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country.

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

In the United States, for example, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the three months ended June 30, 2011, our single largest customer, AmerisourceBergen, accounted for 18.0% of our Soliris net product sales, and our three largest customers accounted for approximately 35.4% of our net product sales. As of June 30, 2011, our single largest customer, AmerisourceBergen, accounted for 16.7% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris for the treatment of PNH ourselves in the United States, Europe, Japan and several other territories. We have established commercial capabilities in the United States, Europe, Japan and several other territories. If we are unable to establish and/or expand our capabilities to sell, market and distribute Soliris for the treatment of PNH or, if approved by the necessary regulatory agencies, other future indications including aHUS, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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

In April 2011, we announced that we submitted marketing applications to the FDA and EMA for Soliris for the treatment of aHUS. The submissions include data from two Phase II clinical studies that met primary and key secondary endpoints investigating Soliris as a treatment for patients with aHUS. The FDA and EMA may have varying interpretations of the clinical trial data, which could delay, limit, or prevent regulatory approval or clearance.

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

We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. The E.C. and the FDA have approved the use of our facility for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the United States, the European Union and certain other territories. The plant is not currently approved by the MHLW or other regulatory agencies to manufacture Soliris and we will not be capable of manufacturing Soliris for commercial sale in Japan on our own until such time as we have received MHLW approval of our manufacturing facility, if ever. We are still entirely dependent on a third party for commercial quantities of Soliris for sale in Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at our Rhode Island plant under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. Our plant in Rhode Island is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.

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

In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Third parties may challenge our patents. For example, in 2010 a third party filed an opposition with the European Patent Office to our European Patent 0758904, which covers Soliris. Although the third party withdrew its opposition, the European Patent Office notified us that it will review certain claims in European Patent 0758904 to determine whether such claims should be narrowed or invalidated. If any of our patents are narrowed, invalidated or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Soliris and our drug candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our drugs from copycat products.

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

Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceuticals companies claiming willful infringement by us of its patent. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. In 2007, three civil actions were filed against us relating to the commercialization of Soliris and the intellectual property rights of third parties. Each of these cases was resolved in 2008. In addition to Novartis, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the actions described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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

There can be no assurance that we would prevail in a patent infringement action or that we would be able to obtain a license to any third-party patent on commercially reasonable terms or any terms at all; successfully develop non-infringing alternatives on a timely basis; or license alternative non-infringing technology, if any exists, on commercially reasonable terms. Any impediment to our ability to manufacture, use or sell approved forms of Soliris or our product candidates could have a material adverse effect on our business and prospects.

Risks Related to Our Operations

We have had a history of losses and cannot guarantee that we will achieve our financial goals, including our ability to maintain profitability on a quarterly or annual basis in the future.

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis for the years ended December 31, 2010, 2009 and 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale in the United States and Europe during 2007. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We will have substantial expenses as we continue our research and development efforts, integrate the programs we acquired from Taligen and Orphatec, continue to conduct clinical trials, including the clinical trial initiated during the third quarter of 2011 to investigate eculizumab as a treatment for patients with Shiga-toxin producing E. coli hemolytic uremic syndrome, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions and for additional indications, our ability to successfully market Soliris in additional countries and regions, and our ability to successfully manufacture and commercialize our drug candidates.

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

Our business strategy includes expanding our products and capabilities. In the first quarter of 2011, we acquired Taligen and certain assets of Orphatec and we may seek additional acquisitions or in-licensing of businesses or products to expand our products and capabilities. Acquisitions of new businesses or products, including the Taligen and Orphatec acquisitions, and in-licensing of new products involve numerous risks, including:

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

Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of healthcare, such as the Affordable Care Act adopted in the United States in March 2011. Any such government-adopted healthcare measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, changes in government policies or new legislation, or the impact of total Soliris reimbursement to any one payer. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of Soliris, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

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

On March 11, 2011, Japan experienced a significant earthquake and resulting tsunami. These natural disasters caused significant damage to Japan’s infrastructure in the affected areas. We believe that our operations in Japan have not been materially affected by the natural disasters in Japan and we continue to monitor the impact on our operations and the operations of our vendors and other suppliers.

Risks Related to Our Common Stock

If the trading price of our common stock continues to fluctuate in a wide range, our stockholders will suffer considerable uncertainty with respect to an investment in our common stock.

The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock and our convertible senior notes. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. In particular, between January 1, 2008 and June 30, 2011, the closing sales price of our common stock fluctuated from a low of $12.25 per share to a high of $52.19 per share, as reported after giving effect to the forward two-for-one stock split effected on May 20, 2011. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

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

31.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1 Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.2 Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

101 The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: August 3, 2011	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: August 3, 2011	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)