Form 10-Q
period 2011-09-30
ALEXION PHARMACEUTICALS INC
filed 2011-10-31
CIK 899866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Common Stock, $0.0001 par value	185,147,112
Class	Outstanding at October 26, 2011

ALEXION PHARMACEUTICALS, INC.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share amounts)	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$438,154	$267,145
Marketable securities	7,034	94,460
Trade accounts receivable, net	221,293	168,732
Inventories	78,302	62,165
Deferred tax assets	19,995	19,643
Prepaid expenses and other current assets	52,578	34,411

Total current assets	817,356	646,556

Property, plant and equipment, net	164,153	162,240
Intangible assets, net	92,811	24,146
Goodwill	80,033	19,954
Deferred tax assets	139,459	154,569
Other assets	11,230	4,572

Total assets	$1,305,042	$1,012,037

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,372	$16,026
Accrued expenses	172,739	107,030
Deferred revenue	13,636	2,896
Current portion of convertible notes	718	—
Current portion of capital lease obligations	712	715
Other current liabilities	9,067	11,848

Total current liabilities	211,244	138,515

Capital lease obligations, less current portion	286	744
Convertible notes, less current portion	—	3,718
Deferred tax liabilities	10,004	—
Contingent consideration	17,837	—
Other liabilities	9,943	9,324

Total liabilities	249,314	152,301

Commitments and contingencies (Note 16)

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—

Common stock, $0.0001 par value; 290,000 shares authorized; 184,866 and 182,471 shares issued at September 30, 2011 and December 31, 2010, respectively	19	6
Additional paid-in capital	1,238,278	1,173,480
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive loss	(3,104)	(7,140)
Accumulated deficit	(176,789)	(303,934)

Total stockholders’ equity	1,055,728	859,736

Total liabilities and stockholders’ equity	$1,305,042	$1,012,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Net product sales	$204,047	$141,569	$555,872	$384,982

Cost of sales	23,369	16,495	64,342	44,215

Operating expenses:
Research and development	36,567	25,153	103,023	71,217
Selling, general and administrative	77,572	57,208	221,609	163,941
Acquisition-related costs	236	—	11,164	—
Amortization of purchased intangible assets	104	—	278	—

Total operating expenses	114,479	82,361	336,074	235,158

Operating income	66,199	42,713	155,456	105,609

Other income and expense:
Investment income	523	483	1,691	1,069
Interest expense	(204)	(162)	(605)	(530)
Foreign currency loss	(841)	(427)	(952)	(1,384)

Income before income taxes	65,677	42,607	155,590	104,764

Income tax provision	107	14,734	28,445	34,184

Net income	$65,570	$27,873	$127,145	$70,580

Earnings per common share
Basic	$0.36	$0.16	$0.70	$0.40

Diluted	$0.34	$0.15	$0.66	$0.38

Shares used in computing earnings per common share
Basic	183,706	178,980	182,805	178,006

Diluted	192,161	186,042	191,267	185,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$127,145	$70,580
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,202	11,864
Change in fair value of contingent consideration	1,117	—
Share-based compensation expense	34,426	24,733
Deferred taxes	15,169	27,168
Marketable securities premium amortization	289	758
Unrealized foreign currency (gain) loss	2,885	(1,712)
Losses on forward contracts	3,044	8,869
Currency translation adjustments	530	—
Loss on disposal of property, plant and equipment	29	76
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(52,332)	(42,159)
Inventories	(10,863)	(14,218)
Prepaid expenses and other assets	(21,029)	(3,534)
Accounts payable and accrued expenses	54,488	24,899
Deferred revenue	11,197	2,573

Net cash provided by operating activities	179,297	109,897

Cash flows from investing activities:
Purchases of marketable securities	—	(82,545)
Proceeds from maturity or sale of marketable securities	87,100	12,155
Purchases of property, plant and equipment	(15,241)	(8,928)
Purchase of technology rights	—	(20)
Payments for acquisitions of businesses, net of cash acquired	(105,886)	—
Increase in restricted cash	(351)	(2)

Net cash used in investing activities	(34,378)	(79,340)

Cash flows from financing activities:
Payments on capital leases	(640)	(379)
Excess tax benefit from stock options	2,306	577
Proceeds from revolving credit facility	60,000	—
Payments on revolving credit facility	(60,000)	—
Net proceeds from the exercise of stock options	24,531	22,819

Net cash provided by financing activities	26,197	23,017

Effect of exchange rate changes on cash	(107)	(790)

Net change in cash and cash equivalents	171,009	52,784

Cash and cash equivalents at beginning of period	267,145	157,172

Cash and cash equivalents at end of period	$438,154	$209,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

1.	Business

Alexion Pharmaceuticals, Inc. (“Alexion”, the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing with other biotechnology product candidates in ultra-rare and severe disorders which are now in the early stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011 and we will revise these statements for the first quarter 2012.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

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

During the three and nine months ended September 30, 2011, we incurred approximately $149 and $10,224, respectively, in costs related to the Taligen acquisition. Acquisition-related costs include the following:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Separately-identifiable employee costs	$—	$6,597
Professional fees	—	2,728
Changes in fair value of contingent consideration	149	899

	$149	$10,224

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

Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At September 30, 2011, the fair value of the contingent consideration for Taligen was $12,533.

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Taligen
Upfront payment in accordance with agreement	$111,773
Separately-identifiable employee costs	(6,259)

Total consideration transferred	$105,514

Estimated fair value of contingent consideration	11,634

Total purchase price	$117,148

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

Taligen
Cash and cash equivalents	$2,678
Purchased technology	5,000
In-process research and development	59,500
Other assets	555

Assets acquired	67,733

Deferred tax liability (net)	(9,567)
Other liabilities assumed	(1,084)

Liabilities assumed	(10,651)

Goodwill	60,066

Net assets acquired	$117,148

Asset categories acquired in the Taligen acquisition included working capital, fixed assets, purchased technology and in-process research and development (IPR&D). The fair value of working capital was determined to approximate book values. During the three months ended June 30, 2011, we increased the fair value of the

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

contingent consideration in the purchase allocation by $1,321 related to circumstances in effect at the acquisition date, with a corresponding adjustment to goodwill. The purchase price allocation will be finalized as the information necessary to complete the analysis, primarily relating to deferred taxes, is obtained, but not later than one year from the acquisition date.

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

We have determined that separate presentation of Taligen’s results of operations is impracticable for the three and nine months ended September 30, 2011 as results are not separately tracked due to the integration of Taligen into our operations upon acquisition.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010 as if the acquisition of Taligen had been completed on January 1, 2010. The pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,	Nine months ended September 30,
	2010	2011	2010
Revenues	$141,569	$555,872	$384,982
Net income	25,151	126,039	61,865
Earnings per common share
Basic	$0.14	$0.69	$0.35
Diluted	$0.14	$0.66	$0.33

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

During the three and nine months ended September 30, 2011, we incurred approximately $87 and $940, respectively, in costs related to the Orphatec acquisition. Acquisition-related costs include the following:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Professional fees	$—	$722
Changes in fair value of contingent consideration	87	218

	$87	$940

The Orphatec acquisition included contingent consideration which would obligate us to make up to $42,000 in cash milestone payments to the former Orphatec shareholders upon various development, regulatory and commercial milestones.

The initial fair value of contingent consideration was $5,086, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted at the rate of 4.9% for development milestones and 21% for commercial milestones, which is representative of a market participant assumption. The range of estimated milestone payments is from zero if no products gain market approval to $42,000 if all indications for up to two products gain both U.S. and European marketing approval and reach applicable sales levels.

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. Changes pertaining to facts and circumstances that existed as of the acquisition date will be recognized as adjustments to goodwill. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At September 30, 2011, the fair value of the contingent consideration for Orphatec was $5,304.

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

Intangible assets associated with IPR&D projects relate to the preclinical product candidate. Management estimated the acquisition-date fair value of intangible assets related to IPR&D to be $8,050. The estimated fair value was determined using the income approach, which discounts expected future cash flows to present value. We estimated the fair value using a present value discount rate of 23%, which is based on the estimated weighted-average cost of capital for companies substantially similar to that of Orphatec. This is comparable to the estimated internal rate of return for their operations and represents the rate that market participants would use to value the intangible assets. The projected cash flows from the IPR&D projects was based on key assumptions such as: estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets.

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

We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. We estimate incremental discounts resulting from these contractual limitations and apply the discount percentage to product shipments as a reduction of revenue. In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for patients receiving Soliris treatment through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sale.

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

Accounts Receivable

Our product sales to government-owned or government-funded customers in certain European countries, including Greece, are subject to payment terms that are statutorily determined. Because these customers are government-owned or government-funded, we may be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government’s plan for its repayment of its debt to international pharmaceutical companies. We sold the bonds in July 2011.

For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense.

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

5.	Inventories

Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.

The components of inventory are as follows:

	September 30, 2011	December 31, 2010
Raw materials	$7,289	$4,835
Work-in-process	20,260	37,312
Finished goods	50,753	20,018

	$78,302	$62,165

6.	Intangible Assets

The following table summarizes the carrying amount of our intangible assets:

	September 30, 2011	December 31, 2010
Finite-lived intangible assets	$25,261	$24,146
Indefinite-lived intangible assets	67,550	—

Intangible assets	$92,811	$24,146

Goodwill	$80,033	$19,954

As of September 30, 2011, we have recorded indefinite-lived intangible assets of $67,550, which consisted of $59,500 and $8,050 of purchased IPR&D from our acquisitions of Taligen and Orphatec, respectively.

The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2010	$19,954
Goodwill resulting from the Taligen acquisition	60,066
Goodwill resulting from the Orphatec acquisition	13

Balance at September 30, 2011	$80,033

7.	Comprehensive Income

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

The following table summarizes components of our comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$65,570	$27,873	$127,145	$70,580
Defined benefit pension plan activity, net of tax	—	—	(141)	—
Unrealized gain (loss) on hedge contracts, net of tax	17,569	(24,027)	4,252	(550)
Net unrealized gain (loss) on available for sale securities, net of tax	(11)	151	(17)	24
Foreign currency translation adjustment	(1,035)	1,197	(58)	(299)

Comprehensive income	$82,093	$5,194	$131,181	$69,755

8.	Debt

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

As of September 30, 2011, we had no outstanding amounts under the revolving credit facility other than open letters of credit of $6,216. Our borrowing availability was approximately $94,000 at September 30, 2011.

In April 2011, we issued an additional 190,747 shares of our common stock upon conversion of $3,000 principal amount of our 1.375% Senior Convertible Notes due February 2012 (1.375% Notes). As of September 30, 2011, $718 principal amount of the 1.375% Notes remains outstanding.

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

The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income used for basic calculation	$65,570	$27,873	$127,145	$70,580
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	5	11	23	63

Net income used for diluted calculation	$65,575	$27,884	$127,168	$70,643

Shares used in computing earnings per common share—basic	183,706	178,980	182,805	178,006
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	92	474	234	864
Stock awards	8,363	6,588	8,228	6,290

Dilutive potential common shares	8,455	7,062	8,462	7,154

Shares used in computing earnings per common share—diluted	192,161	186,042	191,267	185,160

Earnings per common share:
Basic	$0.36	$0.16	$0.70	$0.40
Diluted	$0.34	$0.15	$0.66	$0.38

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and nine months ended September 30, 2011 and 2010 because their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Potentially dilutive securities:
Options to purchase common stock	1,430	2,922	1,905	2,824
Unvested restricted stock	8	4	13	8

	1,438	2,926	1,918	2,832

10.	Marketable Securities

The following tables summarize our marketable securities at September 30, 2011 and December 31, 2010:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

September 30, 2011	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Corporate bonds	$7,045	$—	$(11)	$—	$7,034

December 31, 2010	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Commercial paper	$65,244	$44	$(27)	$—	$65,261
Corporate bonds	19,186	6	(8)	—	19,184
Federal agency obligations	10,003	12	—	—	10,015

Total	$94,433	$62	$(35)	$—	$94,460

No realized gains or losses were recorded for the three and nine months ended September 30, 2011 and 2010. We utilize the specific identification method in computing realized gains and losses.

11.	Derivative Instruments and Hedging Activities

We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, Swiss Franc, British Pound, Canadian dollar and Australian dollar. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. As of September 30, 2011, we have open contracts with notional amounts totaling $498,744 that qualified for hedge accounting.

The impact on other comprehensive income (OCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2011 and 2010, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
(Loss) gain recognized in OCI, net of tax	$17,569	$(24,027)	$4,252	$(550)
(Loss) gain reclassified from OCI to net product sales (Effective portion)	$(3,315)	$4,512	$(5,391)	$7,023
(Loss) gain reclassified from OCI to other income and expense (Ineffective portion)	$222	$(716)	$(864)	$103

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

Assuming no change in foreign exchange rates from market rates at September 30, 2011, $61 of the loss recognized in other comprehensive income is expected to be reclassified to revenue over the next 12 months.

We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2011, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $154,121.

We recognized a (loss) gain of $(10,149) and $3,511, in other income and expense, for the three months ended September 30, 2011 and 2010, respectively, and $(22,539) and $13,464, for the nine months ended September 30, 2011 and 2010, respectively associated with foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

The following tables summarize the fair value of outstanding derivatives at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$7,958	Other current liabilities	$8,442
Foreign exchange forward contracts	Other non-current assets	4,920	Other non-current liabilities	3,056

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	7,693	Other current liabilities	622

Total fair value of derivative instruments		$20,571		$12,120

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8,015	Other current liabilities	$7,124
Foreign exchange forward contracts	Other non-current assets	590	Other non-current liabilities	3,380

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,350	Other current liabilities	4,724

Total fair value of derivative instruments		$9,955		$15,228

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

12.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of sales	$645	$290	$1,762	$855
Research and development	2,511	2,029	7,489	6,139
Selling, general and administrative	8,105	6,060	25,175	17,739

Total share-based compensation expense	$11,261	$8,379	$34,426	$24,733

The following table summarizes the share-based compensation capitalized to inventory:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Share-based compensation expense capitalized to inventory	$756	$741	$2,314	$2,087

13.	Fair Value Measurement

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$322,371	$—	$322,371	$—
Marketable securities	U.S. Corporate bonds	$7,034	$—	$7,034	$—
Other current assets	Foreign exchange forward contracts	$15,651	$—	$15,651	$—
Other assets	Foreign exchange forward contracts	$4,920	$—	$4,920	$—
Other current liabilities	Foreign exchange forward contracts	$9,064	$—	$9,064	$—
Other liabilities	Foreign exchange forward contracts	$3,056	$—	$3,056	$—
Contingent consideration	Acquisition-related contingent consideration	$17,837	$—	$—	$17,837

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

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

September 30, 2011
Balance at beginning of period	$—
Amounts acquired or issued	(16,720)
Change in fair value	(1,117)

Balance at end of period	$(17,837)

Valuation Techniques

Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution and corporate and federal agency bonds and commercial paper are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to the Taligen and Orphatec acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.

As of September 30, 2011, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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

The following table provides a comparative summary of our provision for income taxes and effective tax rate for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Provision for income taxes	$107	$14,734	$28,445	$34,184
Effective tax rate	0.2%	34.6%	18.3%	32.6%

The tax provision for the three and nine months ended September 30, 2011 and 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns. Based on this assessment, management elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and federal orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during the three months ended September 30, 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $14.8 million. In addition, the Company also revised its estimate of the federal orphan drug credit benefit for 2011, which resulted in a $1.5 million benefit in the quarter ended September 30, 2011.

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

For the three months ended September 30, 2011 and 2010, we recorded matching contributions of approximately $601 and $410, respectively. For the nine months ended September 30, 2011 and 2010, we recorded matching contributions of approximately $2,206 and $1,466, respectively.

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

The components of net periodic benefit cost are as follows:

ALEXION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$1,133	$414	$3,197	$1,539
Interest cost	106	103	294	188
Expected return on plan assets	(108)	(69)	(307)	(175)
Amortization	64	13	182	25
Employee contribution	(274)	(160)	(781)	(423)

Total net periodic benefit cost	$921	$301	$2,585	$1,154

16.	Commitments and Contingencies

Commitments

We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, for producing a portion of commercial and clinical quantities of Soliris, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $150,000 through 2018. Such commitments may be cancelled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

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

As of September 30, 2011 and December 31, 2010, we have recorded $72,565 and $50,133, respectively, in accrued expenses for royalties. Our cost of sales for the three and nine months ended September 30, 2011 and 2010 includes amounts recorded for both changes in contingent liabilities described above and for existing royalty agreements.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, , timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, plans for acquired companies and programs, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, including for the treatment of aHUS and other product candidates, the medical and commercial potential of additional indications for Soliris and other product candidates, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, and assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Business

Overview

Alexion Pharmaceuticals, Inc. (“Alexion”, the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing with other biotechnology product candidates in ultra-rare and severe disorders which are now in the early stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, deficiency blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

Soliris was approved for the treatment of PNH by the U.S. Food and Drug Administration (FDA) and the European Commission (E.C.) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.

In September 2011, Soliris was approved by the FDA for the treatment of all pediatric and adult patients with atypical Hemolytic Uremic Syndrome (aHUS). aHUS is a genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy, the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Also in September 2011, the European Committee for Medicinal Products for Human Use adopted a positive opinion recommending that the therapeutic indication for Soliris be extended to include the treatment of pediatric and adult patients with aHUS in Europe. In 2009, the FDA and E.C. granted Soliris orphan drug designation for the treatment of patients with aHUS.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage

Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH) PNH Registry Cold Agglutinin Disease (CAD)*	Commercial Phase IV Phase II

	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS) aHUS – Pediatric aHUS – Adult	Commercial Phase IV Phase IV

	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome) MPGN II (Dense Deposit Disease or DDD)* Presensitized Renal Transplant – Living Donor ABO Incompatible Renal Transplant*	Phase II Phase II Phase II Phase II

	Neurology	Myasthenia Gravis (MG) Neuromyelitis Optica (NMO)*	Phase II Phase II
	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

cPMP	Neurology	MoCD type A deficiency	Preclinical
TT30	Hematology	PNH	Phase I
Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL) Multiple Myeloma	Phase I Phase I

*	Investigator Initiated Trial

Our most advanced programs focus on two therapeutic areas: hematology and nephrology. We are also advancing our pipeline programs in neurology, metabolic diseases, oncology, and ophthalmology.

Soliris (eculizumab)

Hematology

Paroxysmal Nocturnal Hemoglobinuria (PNH)

Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for the treatment of patients with PNH, an ultra-rare, debilitating and life-threatening blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.

Cold Agglutinin Disease (CAD)

We are aware that dosing is ongoing in an investigator-initiated Phase II study of eculizumab in patients for the treatment of CAD. CAD is a severe, ultra-rare complement-mediated autoimmune disease characterized by the presence of high concentrations of circulating complement-activating antibodies directed against red blood cells. As observed with PNH patients, CAD patients also suffer from the clinical consequences of severe hemolysis.

Hematology/Nephrology

Atypical Hemolytic Uremic Syndrome (aHUS)

In September 2011, we announced that the FDA approved Soliris as a treatment for patients with aHUS, an ultra-rare, chronic and life-threatening disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Also in September 2011, the European Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion regarding our filed marketing application. The filing included the positive data from two 26-week Phase 2 studies of Soliris as a treatment for adult and adolescent patients with evidence of thrombotic microangiopathy and a third, retrospective study in children, adolescents, and adults. Final data from the two prospective studies were presented at the European Renal Association annual meeting in June 2011. Primary endpoints in both studies were achieved with statistical significance. Data from the retrospective study of Soliris in pediatric patients with aHUS was also presented at the European Renal Association annual meeting in June 2011. We have completed enrollment in a new prospective open-label trial in adult aHUS patients and, separately, enrollment is ongoing in a prospective pediatric aHUS study.

Nephrology

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). The STEC-HUS development program was initiated in connection with Alexion’s response and assistance to the German medical community during the widespread outbreak of EHEC in May 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other severe complement-mediated conditions, including atypical HUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. Atypical HUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany’s healthcare regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS.

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

Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients

We are aware that independent investigators have completed enrollment of patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for AHR. Preliminary results from one of the investigator initiated trials were published in September 2011 in the American Journal of Transplantation. An independent investigator has also started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient. The FDA has now authorized our protocol to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts. Also, we are further considering expansion of our transplant program to include investigation of eculizumab as a treatment for patients undergoing deceased donor kidney transplants, as well as transplantation of other organs.

Neurology

Myasthenia Gravis (MG)

The FDA authorized our Investigational New Drug Application (IND) for studying the safety and efficacy of eculizumab in treating patients with MG, a rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Enrollment has closed with 14 patients. Preliminary data from the Phase II trial demonstrated a promising disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011.

Neuromyelitis Optica (NMO)

We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with NMO, a rare autoimmune disease of the central nervous system (CNS) that affects the optic nerves and spinal cord.

Ophthalmology

Dry Age-Related Macular Degeneration (AMD)

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)

MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns, MoCD Type A results from a genetic deficiency in Cyclic Pyranopterin Monophosphate (cPMP) a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate on the brain. To date, there is no approved therapy available for MoCD Type A, We acquired assets related to a cPMP replacement therapy from Orphatec Pharmaceuticals GmbH in February 2011. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD type A.

TT30

TT30 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. We acquired a portfolio of preclinical product candidates, including TT30, in January 2011 in connection with the purchase of all of the equity interests of Taligen. TT30 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study.

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

Manufacturing

We currently rely on two manufacturing facilities, our own facility in Rhode Island and a third party manufacturer, for producing commercial and clinical quantities of Soliris. Our clinical and preclinical quantities of eculizumab, samalizumab and other product candidates are produced at our Rhode Island facility. For both clinical and commercial requirements, we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties.

We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, for producing a portion of commercial and clinical quantities of Soliris, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $150,000 through 2018. Such commitments may be cancelled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Critical Accounting Policies and the Use of Estimates

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011, and we will revise these statements for the first quarter 2012.

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Results of Operations

Revenues

The following table summarizes product revenue for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2011	2010		2011	2010
Net product sales	$204,047	$141,569	$62,478	$555,872	$384,982	$170,890

The increase in revenue for the three and nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approval for PNH in Japan in the third quarter of 2010, Australia in the first quarter of 2011 and in certain provinces in Canada in the third quarter 2011. The increase in revenues was also due to the positive impact of approximately $1,700 and $8,900 for the three and nine months ended September 30, 2011 due to changes in foreign currency exchange rates (inclusive of hedging activity), primarily the Euro, British Pound and Japanese Yen versus the dollar for the three and nine months ended September 30, 2010.

Cost of Sales

Cost of sales was $23,369 and $16,495 for the three months ended September 30, 2011 and 2010, respectively and $64,342 and $44,215 for the nine months ended September 30, 2011 and 2010, respectively. Cost of sales as a percentage of net product revenue was 11.5% and 11.7% for the three months ended September 30, 2011 and 2010, respectively and 11.6% and 11.5% for the nine months ended September 30, 2011 and 2010, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

The following table provides information regarding research and development expenses:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2011	2010		2011	2010
Clinical development	$9,249	$6,914	$2,335	$27,206	$19,260	$7,946
Product development	5,579	2,963	2,616	14,367	6,632	7,735
Discovery research	1,092	810	282	2,485	1,695	790

Total external direct expenses	15,920	10,687	5,233	44,058	27,587	16,471

Payroll and benefits	16,919	11,987	4,932	48,203	36,216	11,987
Operating and occupancy	2,257	1,055	1,202	6,509	3,237	3,272
Depreciation and amortization	1,471	1,424	47	4,253	4,177	76

Total other R&D expenses	20,647	14,466	6,181	58,965	43,630	15,335

Research and development expense	$36,567	$25,153	$11,414	$103,023	$71,217	$31,806

For the three months ended September 30, 2011, the increase of $11,414 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $4,932 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

•

Increase of $2,335 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, including costs for the STEC-HUS trial initiated in the second quarter (see table below).

•

Increase of $2,616 in external product development expenses related primarily to costs associated with our nephrology clinical programs, and regulatory affairs for supporting our clinical programs, including aHUS.

For the nine months ended September 30, 2011, the increase of $31,806 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $11,987 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical programs.

•

Increase of $7,946 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, including costs for the STEC-HUS trial initiated in the second quarter (see table below).

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•

Increase of $7,735 in external product development expenses related primarily to costs associated with our nephrology clinical programs, our new Translation Medicine group initiated from the acquisition of Taligen and medical and regulatory affairs for supporting our clinical programs, including aHUS.

The following table summarizes external direct expenses related to our clinical development programs:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2011	2010		2011	2010
External direct expenses
Eculizumab: PNH program	$1,775	$1,892	$(117)	$6,097	$4,655	$1,442
Eculizumab: non-PNH programs	7,113	4,679	2,434	19,629	13,079	6,550
Samalizumab	83	261	(178)	241	975	(734)
Other	139	—	139	608	—	608
Unallocated	139	82	57	631	551	80

	$9,249	$6,914	$2,335	$27,206	$19,260	$7,946

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

The table below provides information regarding selling, general and administrative expense:

	Three months ended September 30,		$ Variance	Nine months ended September 30,		$ Variance
	2011	2010		2011	2010
Selling, general andadministrative expense	$77,572	$57,208	$20,364	$221,609	$163,941	$57,668

For the three months ended September 30, 2011, the increase of $20,364 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $11,000. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $8,300 related to global commercial staff to support global expansion and to prepare for the initiation of Soliris as a therapy for aHUS. This increase was also due to increases in payroll and benefits of $2,700 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•

Increase in external selling, general and administrative expenses of $9,300 were primarily due to costs associated with marketing and professional services; occupancy costs due to expansion of current facilities and new facilities in Turkey, India and China and increased bad debt expense associated with declines in credit ratings on our Greek receivables.

For the nine months ended September 30, 2011, the increase of $57,668 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•

Increase in salary, benefits and other labor expenses of $38,200. The increase was a result of increased headcount related to global commercial staff, including increases in payroll and benefits costs of $25,700 related to commercial development activities. This increase was also due to increases in payroll and benefits of $12,500 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•

Increase in external selling, general and administrative expenses of $19,400 were primarily due to costs associated with marketing and professional services; tax, IT and other consulting services; occupancy costs due to expansion of current facilities and new facilities in Turkey, India and China and increased bad debt expense associated with declines in credit ratings on our Greek receivables.

Acquisition-related Costs

Acquisition-related costs for the three and nine months ended September 30, 2011 included the following:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Separately-identifiable employee costs	$—	$6,597
Professional fees	—	3,450
Changes in fair value of contingent consideration	236	1,117

	$236	$11,164

Other Income and Expense

We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $523 and $483, for the three months ended, and $1,691 and $1,069, for the nine months ended September 30, 2011 and 2010, respectively. The increase was primarily due to higher cash, cash equivalents and marketable securities balances during the three and nine months ended September 30, 2011, as compared to the same period in the prior year. We also recorded accretion of interest of $175 and $57 associated with discounts on our long-term accounts receivable for the three months ended, and $528 and $57 for the nine months ended September 30, 2011 and 2010, respectively.

We incur interest on our convertible notes, revolving credit facility and capital lease obligations. Interest expense was $204 and $162, for the three months ended, and $605 and $530 for the nine months ended September 30, 2011 and 2010, respectively.

Foreign currency transaction losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $841 and $427, for the three months ended, and $952 and $1,384 for the nine months ended September 30, 2011 and 2010, respectively. The gains and losses recorded in these periods was a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Income Taxes

During the three and nine months ended September 30, 2011, we recorded an income tax provision of $107 and $28,445, and an effective rate of 0.2% and 18.3%, respectively, compared to the income tax provision of $14,734 and $34,184 and an effective rate of 34.6% and 32.6%, for the three and nine months ended September 30, 2010.

The tax provision for the three and nine months ended September 30, 2011 and 2010 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and orphan drug credits would have on our historical tax returns. Based on this assessment, management elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and federal orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during the three months ended September 30, 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $14.8 million. In addition, the Company also revised its estimate of the federal orphan drug credit benefit for 2011, which resulted in a $1.5 million benefit in the quarter ended September 30, 2011.

At the end of the third quarter of 2011, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and working capital as of September 30, 2011 and December 31, 2010 were as follows:

Financial assets and liabilities:
	September 30, 2011	December 31, 2010	$ Variance
Cash and cash equivalents	$438,154	$267,145	$171,009
Marketable securities	7,034	94,460	(87,426)

Cash, cash equivalents and marketable securities	$445,188	$361,605	$83,583

Select measures of liquidity and capital resources:
	September 30, 2011	December 31, 2010	$ Variance
Current assets	$817,356	$646,556	$170,800
Current liabilities	211,244	138,515	72,729

Working capital	$606,112	$508,041	$98,071
Current ratio	3.87	4.67

The increase in cash, cash equivalents and marketable securities was primarily attributable to cash generated from operations and stock option exercises, offset by the usage of cash for the Taligen and Orphatec acquisitions.

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At September 30, 2011, one individual customer accounted for 16.9% of the accounts receivable balance. At December 31, 2010, one individual customer accounted for 17.8% of the accounts receivable balance.

For the three and nine months ended September 30, 2011, one customer accounted for 18.0% and 18.2% of our product sales, respectively. For the three and nine months ended September 30, 2010, one customer accounted for 20.8% and 21.5% of our product sales, respectively.

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2011, we have foreign exchange forward contracts with notional amounts totaling $652,865. These outstanding foreign exchange forward contracts had a net fair value of $8,451, of which an unrealized gain of $20,571 is included in other assets, offset by an unrealized loss of $12,120 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

At September 30, 2011, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our level 2 assets consist primarily of money market funds, commercial paper, U.S. corporate bonds, federal agency obligations and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to the Taligen and Orphatec acquisitions.

In March 2011, we amended and restated our existing credit agreement to, among other things, increase our revolving credit facility by $50,000. The Amended Credit Agreement provides for a $100,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit, that can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility to $150,000 in accordance with its terms. As of September 30, 2011, we had no outstanding balance under the revolving credit facility.

As of September 30, 2011, our accrued royalty balance of $72,565 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

Cash Flows

	Nine months ended September 30,
	2011	2010	$ Variance
Net cash provided by operating activities	$179,297	$109,897	$69,400
Net cash used in investing activities	(34,378)	(79,340)	44,962
Net cash provided by financing activities	26,197	23,017	3,180
Effect of exchange rate changes on cash	(107)	(790)	683

Net change in cash and cash equivalents	$171,009	$52,784	$118,225

The increase in cash and cash equivalents was primarily attributable to cash generated from operations, maturities of marketable securities, and stock option exercises, offset by cash used for the Taligen and Orphatec acquisitions.

Operating Activities

The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•	Our reported net income was $127,145 and $70,580 for the nine months ended September 30, 2011 and 2010, respectively.

•

Non-cash items included depreciation and amortization, share-based compensation expense, deferred taxes, unrealized foreign currency (gain) loss, unrealized (gain) loss on foreign exchange forward contracts and contingent consideration, and were $70,691 and $71,756 for the nine months ended September 30, 2011 and 2010, respectively.

•

Net cash outflow due to changes in operating assets and liabilities was $18,539 and $32,439 for the nine months ended September 30, 2011 and 2010, respectively. The $18,539 change in operating assets and liabilities primarily relates to:

•	Increases in accounts receivable of $52,332 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories.

•	Increase in inventory of $10,863 relates to increased production at our manufacturing facility in Rhode Island and resulting inventory buildup to support commercial growth.

•	Increase in prepaid expenses and other assets of $21,029, mainly related to tax receivables and prepaid taxes.

•

Increases were offset by an increase of $11,197 in deferred revenue due to increased shipments in advance of recognizing revenue and an increase of $54,488 in accounts payable and accrued expenses related to rebates, royalties and compensation.

Investing Activities

The components of cash flows from investing activities consisted of the following:

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

•	Additions to property, plant and equipment were $15,241 and $8,928 for the nine months ended September 30, 2011 and 2010, respectively.

•

Maturities of marketable securities of $87,100 and $12,155 for the nine months ended September 30, 2011 and 2010, respectively. Purchases of marketable securities of $82,545 for the nine months ended September 30, 2010.

•	Payments of $105,886 related to acquisitions for the nine months ended September 30, 2011.

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

Financing Activities

Net cash flows from financing activities reflected proceeds from the exercise of stock options of $24,531 and $22,819 for the nine months ended September 30, 2011 and 2010, respectively.

Contractual Obligations

The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2010, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” In addition to the contingent consideration obligations associated with the Taligen and Orphatec acquisitions (described above), other significant contractual obligations are described below.

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

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

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

As of September 30, 2011, we had no outstanding balance under the revolving credit facility, and we had open letters of credit of $6,216. Our borrowing availability was approximately $94,000 at September 30, 2011.

Lonza Agreements

We have supply agreements with Lonza relating to the manufacture of eculizumab, which requires payments to Lonza at the inception of contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of our Smithfield, Rhode Island manufacturing facility.

We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, for producing a portion of commercial and clinical quantities of Soliris, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $150,000 through 2018. Such commitments may be cancelled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at our Rhode Island facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2011, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.

As of September 30, 2011, we held $7,034 in marketable securities with maturity dates of less than one year. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. However, we expect to hold time-based investments, such as corporate bonds and commercial paper, through maturity.

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

Foreign Exchange Market Risk

As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc, British Pound, Canadian Dollar and Australian dollar against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the U.S. and Canada, and, accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.

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

As of September 30, 2011, we held foreign exchange forward contracts with notional amounts totaling $652,865. As of September 30, 2011, our outstanding foreign exchange forward contracts had a net fair value of $8,451.

We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.

Since our foreign currency hedges are designed to offset gains and losses on our monetary assets and liabilities, we do not expect that a hypothetical 10% adverse fluctuation in exchange rates would result in a material change in the fair value of our foreign currency sensitive net assets, which include our monetary assets and liabilities and our foreign exchange forward contracts. The analysis above does not consider the impact that hypothetical changes in foreign currency exchange rates would have on future transactions such as anticipated sales.

Credit Risk

Our product sales to government-owned or supported customers in certain European countries, including Greece, are subject to delays in payments due to government funding and reimbursement practices. Because these customers are government-owned or supported, we may also be impacted by declines in sovereign credit ratings or sovereign defaults in these countries. In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013, as payment on receivables from 2008 and 2009 as part of the Greek government’s plan for repayment of its debt to international pharmaceutical companies. We sold the bonds in July 2011.

For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense.

A significant further decline in sovereign credit ratings or a default in Greece, or in other countries, may decrease the likelihood that we will collect these accounts receivable or may increase the discount rates and the length of time until these receivables are collected, which could result in a negative impact to our operating results.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is

ALEXION PHARMACEUTICALS, INC.

(in thousands, except per share amounts)

accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Lead Product Soliris

We depend heavily on the success of our lead product, Soliris. If we are unable to increase sales of Soliris, or obtain approval or commercialize Soliris in new territories for the treatment of PNH, aHUS or for additional indications, or if we are significantly delayed or limited in doing so, our business may be materially harmed.

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

In September 2011 we obtained marketing approval in the United States for Soliris for the treatment of a second indication, atypical Hemolytic Uremic Syndrome (aHUS). Although the European Committee for Medicinal Products for Human Use adopted a positive opinion in September 2011 recommending that the therapeutic indication for Soliris be extended to include the treatment of pediatric and adult patients with aHUS, the European Medicines Agency (EMA) may have varying interpretations of the clinical trial data included in our submissions, which could delay, limit, or prevent marketing approval. Even if the EMA does grant marketing approval of Soliris for the treatment of aHUS, the agency may impose restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Soliris for the treatment of aHUS in the European Union.

We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, including certain countries in the European Union, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. If Soliris is approved for the treatment of aHUS in the European Union or other territories, we will commence similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in such territories. We cannot guarantee that any marketing application for Soliris will be approved in any country where we seek authorization to sell Soliris for the treatment of PNH, aHUS or any other indication. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.

The commercial success of Soliris and our ability to generate and increase revenues will depend on several factors, including the following:

•

receipt of marketing approvals for Soliris for the treatment of PNH in new territories and the maintenance of marketing approvals for the treatment of PNH in the United States, the European Union, Japan and other territories;

•

receipt and maintenance of marketing approvals for Soliris for the treatment of aHUS in the European Union, Japan and other territories and the maintenance of the marketing approval in the United States;

•	the number of patients with PNH and aHUS, and the number of those patients who are diagnosed with PNH and aHUS and identified to us;

•	the number of patients with PNH and aHUS that may be treated with Soliris;

•

successful continuation of commercial sales in the United States, Japan and in European countries where we are already selling Soliris for the treatment of PNH, and successful launch in countries where we have not yet obtained, or only recently obtained, marketing approval or commenced sales;

•	successfully launching commercial sales of Soliris for the treatment of aHUS in the United States, and in countries where we have not yet obtained marketing approval;

•	ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	acceptance of Soliris in the medical community;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.

If we are not successful in increasing sales of Soliris in the United States, Europe and Japan and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.

Because the target patient populations of Soliris for the treatment of PNH and aHUS are small and have not been definitively determined, we must be able to successfully identify patients and achieve a significant market share in order to maintain profitability and growth.

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

In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and seek to commercialize Soliris for the treatment of aHUS if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market Soliris in such foreign countries or if coverage and reimbursement for Soliris is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris for one or more indications in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.

The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, or both indications.

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

Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. We have financially supported non-profit organizations which assist patients in accessing treatment for PNH, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

We are also focusing development efforts on the use of eculizumab for the treatment of additional diseases. The success of these programs depends on many factors, including those described under the heading “Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH and aHUS.” If eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.

We may not be able to gain or maintain market acceptance among the medical community or patients, which would prevent us from maintaining profitability or growth in the future.

We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of medical doctors to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

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

As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris for the treatment of PNH in the United States, European Union and Japan, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meninococcal vaccine. In addition, the FDA granted marketing approval for Soliris for the treatment of aHUS under regulations for the accelerated approval of biologic products, and accordingly, approval is contingent upon successful completion of two ongoing adult and pediatric clinical studies for patients with aHUS. We cannot guarantee that these studies will be completed or that the results will support the continued approval of Soliris for aHUS. Failure to complete such studies or completion with results that do not support the current approval of Soliris for aHUS could cause the FDA to limit or terminate approval of Soliris for aHUS, which would have a material adverse effect on our results. We also agreed to establish an aHUS Registry to evaluate the long-term safety of Soliris in patients with aHUS treated with Soliris and to continue with our amended risk evaluation and mitigation strategy. In the United States, the FDA can propose to withdraw approval for a product if it determines that additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the EMA, Japan’s Ministry of Health, Labour and Welfare (MHLW), and certain other health agencies. We, the FDA, the EMA, the MHLW or another health agency may have to notify healthcare providers of any such developments. The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval and subject to continued review and periodic inspections by the regulatory authorities. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

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

We tested Soliris in only a small number of patients. The FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. PNH and aHUS are ultra-rare diseases. As more patients begin to use Soliris, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris, which may include administration of Soliris under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of applicable law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.

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

Some patients treated with Soliris for PNH and other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Meningococcal infection. Serious cases of Meningococcal infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. Under controlled settings, patients in our eculizumab trials all receive vaccination against Meningococcal infection prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose. A physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as the health crisis that began in May 2011 in Europe, principally in Germany, due to the epidemic of infections from Enterohemorrhagic Escherichia coli. Vaccination does not, however, eliminate all risk of Meningococcal infection. Additionally, in some countries there may not be any vaccine approved for general use or approved for use in infants and children. Some patients treated with Soliris who had been vaccinated have nonetheless experienced Meningococcal infection, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.

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

We are aware of a risk for aHUS patients who delay or miss a dose of Soliris or discontinue their treatment of Soliris. Treatment with Soliris blocks complement and inhibits complement-mediated thrombotic microangiopathy (TMA). After missing a dose or discontinuing Soliris, blood clots may form in small blood vessels throughout the body, causing a reduction in platelet count. The reduction in platelet count may lead to numerous complications, including changes in mental status, seizures, angina, thrombosis, renal failure or even death. In our aHUS clinical studies, such TMA complications were observed in some patients who missed a dose. We have not studied the delay or termination of treatment in enough aHUS patients to determine that such complications in the future are unlikely to occur.

Clinical evaluations of outcomes in the post-marketing setting are required to be reported to appropriate regulatory agencies in accordance with relevant regulations. Determination of significant complications associated with the delay or discontinuation of Soliris could have a material adverse effect on our ability to sell Soliris.

Although we obtained regulatory approval to market and sell Soliris for PNH and aHUS in the United States, and Soliris for PNH in the European Union, Japan and other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.

Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. We received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. In September 2011 we received regulatory approval for Soliris for the treatment of patients with aHUS in the United States. We may not receive regulatory approval for Soliris for the treatment of PNH, aHUS or any other disease in any other territories on a timely basis, if ever.

Regulatory agencies may require additional information or data with respect to our submissions for Soliris, including the marketing applications submitted to the EMA for the treatment of patients with aHUS. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. For example, we were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country and Japanese authorities could require additional studies in Japan for Soliris for the treatment of patients with aHUS.

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

Commercial quantities of Soliris are manufactured by us at Alexion’s Rhode Island Manufacturing Facility (ARIMF) and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA and MHLW. If we or our third-party suppliers fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.

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

The European Commission (E.C.) and the FDA approved the use of ARIMF for the production of Soliris in December 2009 and August 2010, respectively. We are authorized to sell product that is manufactured in our facility in the United States, the European Union and certain other territories. However, we will not be capable of manufacturing Soliris at ARIMF for commercial sale in Japan or other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in Japan and such other territories until that time.

In September 2011 we received U.S. marketing approval for Soliris for the treatment of patients with aHUS. If Soliris is approved in other territories for the treatment of patients with aHUS, including the European Union, or for additional indications, we expect that the demand for Soliris will increase. We may underestimate demand, or experience product interruptions at ARIMF, Lonza or a facility of a third party provider, including as a result of risks and uncertainties described in this Quarterly Report. If we or our third party contractors do not manufacture sufficient quantities of Soliris to satisfy demand, our business will be materially harmed.

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

In the United States, for example, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the three months ended September 30, 2011, our single largest customer accounted for 18.0% of our Soliris net product sales, and our three largest customers accounted for approximately 36.8% of our net product sales. As of September 30, 2011, our single largest customer accounted for 16.9% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris ourselves in the United States, Europe, Japan and several other territories. We have established commercial capabilities in the United States, Europe, Japan and several other territories. If we are unable to establish and/or expand our capabilities to sell, market and distribute Soliris for the treatment of PNH, aHUS or, if approved by the necessary regulatory agencies, other future indications, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportional compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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

Although physicians are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. In the United States, we market Soliris for PNH and aHUS and provide promotional materials and training programs to physicians regarding the use of Soliris for PNH and aHUS. Although we believe our marketing materials and training programs for physicians do not constitute off-label promotion of Soliris, the FDA may disagree. If the FDA determines that our promotional materials, training or other activities constitute off-label promotion of Soliris, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.

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

Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates,

Including Eculizumab for Indications Other than PNH and aHUS

None of our product candidates except for Soliris has received regulatory approvals. Soliris has not been approved for any indication other than for the treatment of patients with PNH and aHUS. If we are unable to obtain regulatory approvals to market one or more of our product candidates, including Soliris for other indications, our business may be adversely affected.

All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH and for patients with aHUS in the United States, and we do not know when or if Soliris will be approved in other indications or territories. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products, including for Soliris for the treatment of aHUS outside the United States. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

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

In April 2011, we announced that we submitted marketing applications to the EMA for Soliris for the treatment of aHUS. The submissions include data from two Phase II clinical studies that met primary and key secondary endpoints investigating Soliris as a treatment for patients with aHUS. The EMA may have varying interpretations of the clinical trial data, which could delay, limit, or prevent regulatory approval or clearance.

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

Physicians may elect not to recommend our drugs even if they receive marketing approval for a variety of reasons, including the timing of the market introduction of competitive drugs; lower demonstrated clinical safety and efficacy compared to other drugs; perceived lack of cost-effectiveness; lack of availability of reimbursement from third-party payers; convenience and ease of administration; prevalence and severity of adverse side effects; other potential advantages of alternative treatment methods; and ineffective marketing and distribution support. Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States and similar programs in other countries, and other third-party payers. These health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our drug candidates may be subject to payer-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payer for Soliris in a new indication, if obtained, may be adversely affected by the reimbursement or budget for Soliris in previously approved indications and/or adversely affect the reimbursement or budget for Soliris in such previously approved indication by that payer.

Inability to contract with third-party manufacturers and other third parties on commercially reasonable terms, or failure or delay by us or our third-party manufacturers or other third party providers to provide services with respect to our drug products in the volumes and quality required, would have a material adverse effect on our business.

Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products, we and our third-party collaborators may be unable to manufacture our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from Taligen and Orphatec. We cannot guarantee that we or any third party will be able to manufacture such drug candidates, or that we or a third party will be able to manufacture sufficient quantities to satisfy our requirements.

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

We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired a commercial-scale manufacturing plant in Smithfield, Rhode Island in July 2006. The E.C. and the FDA have approved the use of our facility for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the United States, the European Union and certain other territories. The plant is not currently approved by the MHLW in Japan or other regulatory agencies to manufacture Soliris and we will not be capable of manufacturing Soliris for commercial sale in Japan on our own until such time as we have received MHLW approval of our manufacturing facility, if ever. We are still entirely dependent on a third party for commercial quantities of Soliris for sale in Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at ARIMF under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. ARIMF is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.

We, and our outside manufacturers, may experience higher manufacturing failure rates than in the past if and when we attempt to increase production volume. If we experience interruptions in the manufacture of our products, our drug development and commercialization efforts will be delayed. If any of our outside manufacturers stops manufacturing our products or reduces the amount manufactured, or is otherwise unable to manufacture our required amounts at our required quality, we may need to find other alternatives, which is likely to be expensive and time consuming, and also may result in reduced revenue during this period. Even if we are able to find alternatives they may ultimately be insufficient for our needs. As a result, our ability to conduct testing and drug trials and our plans for commercialization could be materially adversely affected. Submission of products and new development programs for regulatory approval, as well as our plans for commercialization, would be delayed or suspended. Our competitive position and our prospects for achieving or maintaining profitability could be materially and adversely affected.

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

Until the quarter ended June 30, 2008, we had never been profitable since we started our company in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis for the years ended December 31, 2010, 2009 and 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale for the treatment of patients with PNH in the United States and Europe during 2007. We obtained marketing approval from the FDA for Soliris for the treatment of patients with aHUS in September 2011 and have not obtained marketing approval for aHUS in any other country or territory. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We will have substantial expenses as we continue our research and development efforts, integrate the programs we acquired from Taligen and Orphatec, continue to conduct clinical trials, including the clinical trial initiated during the third quarter of 2011 to investigate eculizumab as a treatment for patients with Shiga-toxin producing E. coli hemolytic uremic syndrome, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions and for aHUS and other indications, our ability to successfully market Soliris in additional countries and regions, and our ability to successfully manufacture and commercialize our drug candidates.

If our competitors get to the marketplace before we do, or with better or less expensive drugs, Soliris and our product candidates may not be profitable to continue to pursue.

The FDA, E.C. and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and E.C. granted orphan drug designation for aHUS. Orphan drug status which entitles us to exclusivity for a total of seven years in the United States and for ten years in Europe and Japan. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of the stated disease, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions’ proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

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

Additional financing could take the form of public or private debt or equity offerings, equity line facilities, bank loans, collaborative research and development arrangements with corporate partners and/or the sale or licensing of some of our property. The amount of capital we may need depends on many factors, including:

•	the cost necessary to sell, market and distribute Soliris;

•	the rate of new patient sales and drug utilization by treated patients;

•	the time and cost necessary to obtain and maintain regulatory approvals for Soliris in multiple countries;

•	the ability to obtain and maintain reimbursement approvals and funding for Soliris and the time necessary to obtain such approvals and funding;

•	the time and cost necessary to develop sales, marketing and distribution capabilities outside the United States;

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

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including our manufacturing operations at ARIMF, the handling and disposal of non-hazardous and hazardous wastes, such as medical and biological wastes, and emissions and discharges into the environment, such as air, soils and water sources. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating its property or locations to which wastes were sent from its facilities, without regard to whether the owner or operator knew of, or necessarily caused, the contamination. Such obligations and liabilities, which to date have not been material, could have a material impact on our business and financial condition.

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

As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. If the Internal Revenue Service, or other taxing authority, disagrees with the positions taken by our company, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities which could materially harm our business, financial condition and results of operations.

Our sales and operations are subject to the economic, political, legal and business conditions in the countries in which we do business, and our failure to operate successfully or adapt to changes in these conditions could cause our sales and operations to be limited or disrupted.

Since 2007, we have significantly expanded our operations and expect to continue to do so in the future. Our operations in foreign countries subject us to the following additional risks:

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

Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in 2010, the Greek government announced a plan for repayment of its debt to international pharmaceutical companies that provided for a majority of pharmaceutical industry receivables from 2007 to 2009 to be settled in non-interest bearing bonds issued by the Greek government. If Soliris is approved for the treatment of patients with aHUS in the European Union or other territories, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increased demand for Soliris. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectable, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.

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

Natural disasters, acts of war or terrorism, shipping embargos, labor unrest or political instability, could adversely affect our operations, including our ability to supply and commercialize Soliris.

Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the effects of these natural disasters, as well as acts of war or terrorism, shipping embargos, labor unrest or political instability could disrupt our operations, or the operations of our vendors and other suppliers. Such events could adversely impact our facilities, or interfere with the manufacture or distribution of Soliris.

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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits

31.1	Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2	Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1	Certification by Leonard Bell, Chief Executive Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.2	Certification by Vikas Sinha, Senior Vice President and Chief Financial Officer of Alexion Pharmaceuticals, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Alexion Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

101	The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

Date: October 31, 2011	By:	/s/ Leonard Bell
Leonard Bell, M.D.
Chief Executive Officer, Secretary and Treasurer (principal executive officer)

Date: October 31, 2011	By:	/s/ Vikas Sinha
Vikas Sinha
Senior Vice President and Chief Financial Officer (principal financial officer)