Form 10-K
period 2011-12-31
ALEXION PHARMACEUTICALS INC
filed 2012-02-17
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The Nasdaq Stock Market LLC on June 30, 2011, was $8,659,265,185.
The number of shares of Common Stock outstanding as of February 11, 2012 was 185,993,409.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 07, 2012, are incorporated by reference into Part III of this report.

PART I
Unless the context requires otherwise, references in this report to "Alexion", the “Company”, "we", "our" or "us" refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, level of coverage and reimbursement for Soliris, pricing, level of future Soliris sales and collections, plans for acquired companies and programs, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, including for the treatment of aHUS and other product candidates, the medical and commercial potential of additional indications for Soliris and other product candidates, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris, status of our ongoing clinical trials, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, and assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates”, “expects", “intends", “plans", “believes", “seeks", “estimates", variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.	BUSINESS.

Overview
Alexion is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing with other biotechnology product candidates in ultra-rare and severe disorders which are now in various stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection, neurology and ophthalmology. Soliris is a humanized monoclonal antibody that blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, deficiency blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
Soliris was approved for the treatment of PNH by the U.S. Food and Drug Administration (FDA) and the European Commission (EC) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, in 2003 Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
In September 2011, Soliris was approved by the FDA for the treatment of pediatric and adult patients with aHUS. aHUS is a genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy, the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Also, in November 2011, the EC granted marketing authorization for Soliris to treat pediatric and adult patients with aHUS in Europe. In 2009, the FDA and EC granted Soliris orphan drug designation for the treatment of patients with aHUS.
Recent Developments
Acquisitions
On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction expected to be accounted for as a business combination. The acquisition was intended to further our objective to develop and deliver therapies for patients with ultra-rare, severe, and life-threatening disorders. Enobia's lead product candidate asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We made an upfront cash payment of $610 million, subject to purchase price adjustments, for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470 million would be due upon reaching various regulatory and sales milestones. We financed the acquisition through available cash and proceeds from our new credit facility as noted below.
On February 8, 2011, we acquired patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with Type A molybdenum cofactor deficiency (MoCD), an ultra-rare disorder characterized by severe brain damage and rapid death in newborn infants. The acquisition was accounted for as a business combination. Orphatec is a privately held development stage biotechnology company with headquarters in Cologne, Germany. We made an upfront cash payment of approximately $3 million, and additional contingent payments of up to $42 million would be earned upon reaching various development, regulatory and commercial milestones. We will also make future payments to Orphatec for manufacturing, development and other services.
On January 28, 2011, we acquired Taligen Therapeutics, Inc. (Taligen), a privately held development stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for as a business combination. The acquisition was intended to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine. Preclinical compounds acquired from Taligen include product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. We made an upfront cash payment of $112 million for 100% of Taligen’s equity interests. Additional contingent payments of up to an aggregate of $367 million would be due upon reaching various clinical efficacy and product approval milestones in both the U.S. and European Union for up to six product candidates.

Credit Facilities
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with the lenders party thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent and RBS Citizens, National Association and Suntrust Bank as co-documentation agents. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Alexion used the facilities to pay a portion of the consideration for the acquisition of Enobia. The facilities can also be used for working capital requirements, acquisitions and other general corporate purposes. At the same time, we terminated our existing amended and restated credit facility.

Stock Split

On May 20, 2011, we effected a two-for-one stock split, paid in the form of a 100% stock dividend. Stockholders of record at the close of trading on May 2, 2011 were issued one additional share of common stock for each share owned by such shareholder. All share and per share data has been retroactively restated to reflect the stock split.

Litigation
On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion Pharmaceuticals, Inc. and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages.

Convertible Notes
 In February 2012, our Convertible Senior 1.375% Notes (1.375% Notes) became due. Prior to the maturity of the 1.375% Notes, we issued an additional 91,304 shares of our common stock upon conversion of $718,000 principal amount and subsequent to such conversion, no 1.375% Notes remain outstanding.
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
We have focused certain of our product development programs on anti-inflammatory therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Eculizumab is an antibody known as a C5 terminal complement inhibitor (C5 Inhibitor), which is designed to selectively block the production of inflammation-causing proteins of the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. In addition to PNH and aHUS, for which the use of eculizumab has been approved in the United States and Europe and for PNH in several other territories, we believe that C5 Inhibitors may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation.

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		Cold Agglutinin Disease (CAD)*	Phase II
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS - Pediatric	Phase IV
		aHUS - Adult	Phase IV
	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
		MPGN II (Dense Deposit Disease or DDD)*	Phase II
		Presensitized Renal Transplant - Living Donor	Phase II
		ABO Incompatible Renal Transplant*	Phase II
	Neurology	Myasthenia Gravis (MG)	Phase II
		Neuromyelitis Optica (NMO)*	Phase II
	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP	Metabolic Disorders	MoCD type A deficiency	Preclinical
TT30	Hematology	PNH	Phase I
Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I
		Multiple Myeloma	Phase I

*	Investigator Initiated Trial

Our most advanced programs focus on two therapeutic areas: hematology and nephrology. We are also advancing our pipeline programs in neurology, metabolic disorders, oncology, and ophthalmology.

Soliris (eculizumab)
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology including transplant rejection and neurology. Soliris is a humanized antibody which, administered at the doses currently prescribed, generally blocks complement activity for one to two weeks after a single dose.
Soliris was approved for the treatment of PNH by the FDA and the EC in 2007, by Japan’s MHLW in 2010 and has been approved in several other territories. Additionally, Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
Soliris was approved for the treatment of aHUS by the FDA and the EC in 2011. Soliris was granted orphan drug designation for the treatment of aHUS in the United States and Europe.
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
Hematology
Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is an ultra-rare, debilitating and life-threatening blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. Patients with PNH have an acquired genetic deficiency in certain protective proteins on the surface of their blood cells, allowing their own complement system to attack and destroy these blood cells. Patients with PNH suffer from chronic complement activation of some of their blood cells and also hemolysis, or destruction of red blood cells caused by the C5 cleavage product C5b-9. This hemolysis is believed to lead to further clinical complications including thromboses, kidney disease, liver dysfunction, disabling fatigue, impaired quality of life, recurrent pain, shortness of breath, pulmonary hypertension, intermittent episodes of dark colored urine (hemoglobinuria), and anemia. The red blood cell destruction may be sufficiently large that recurrent blood transfusions are necessary to support normal red blood cell function. Approximately one-half of the patients with PNH die from the disease within 10 to 15 years of diagnosis. Soliris is the only therapy approved for the treatment of patients with PNH. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
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
As blood is cooled during circulation through the distal parts of the arms and legs, specific antibodies bind to the red blood cells resulting in activation of the complement cascade and red blood cell lysis. Clinical manifestations of CAD include symptoms of chronic hemolysis such as fatigue, dyspnea, weakness, hemoglobinuria, kidney damage, pallor and jaundice as well as cold-induced circulatory symptoms ranging from mild discomfort to severe pain in affected limbs and tissues. In the most severe cases, complications of progressive hemolysis or anemia may result in death. Current therapies, including cold avoidance, corticosteroids, immunosuppressive drugs, intravenous immunoglobulin G and chemotherapy agents are largely ineffective in controlling hemolysis in patients with CAD.
Hematology/Nephrology
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is an ultra-rare, chronic and life-threatening disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death.
In patients with aHUS, deficiency of naturally occurring complement inhibitors causes uncontrolled complement activation which leads to systemic TMA, the formation of blood clots in small blood vessels throughout the body causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. The prognosis for patients with aHUS is generally poor. Approximately 70% of patients with the most common mutation experience chronic renal insufficiency, chronic dialysis, or death within one year after the first clinical episode. Atypical HUS commonly recurs in patients who undergo renal transplantation. In addition, depending on the mutation, the disease can lead to loss of the transplanted kidney in up to approximately 90% of aHUS patients who undergo kidney transplantation.
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

Nephrology

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). Our STEC-HUS development program was initiated in connection with the widespread outbreak of EHEC in Germany in May and June 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other severe complement-mediated conditions, including atypical HUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. Atypical HUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS.
Dense Deposit Disease (DDD)
We are aware that independent investigators have commenced studies to evaluate eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef nephropathy. DDD also called Type II membrano-proliferative glomerulonephritis, is a rare form of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained complement activation and inflammation. Clinically, it is characterized by the onset of severe proteinuria (excess protein in the urine), often accompanied by nephrotic syndrome which is refractory to immunosuppressant therapy. In most cases, the disease evolves into chronic renal failure, requiring dialysis and renal transplantation.
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
Patients undergoing solid organ transplantation may experience severe AHR in the early post-transplant period. For example, in a patient undergoing a kidney transplant this may be characterized by the acute onset of renal dysfunction and rapid progression to destruction of the transplanted kidney.
AHR results when antibodies in the transplant recipient vigorously attack the blood vessels of the donor kidney. During severe AHR, these donor specific antibodies bind to the blood vessel lining of the donor organ and initiate activation of the complement cascade, resulting in severe blood vessel inflammation and clotting. Administration of a C5 inhibitor in animal models of AHR inhibits complement activation, tissue damage and transplant rejection.
The FDA has authorized our protocol to initiate multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts and enrollment in this trial has commenced. We are also aware that independent investigators have completed enrollment of patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for AHR. Preliminary results from one of the investigator initiated trials was published in September 2011 in the American Journal of Transplantation. We are also aware that an independent investigator has also started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient.
Neurology
Myasthenia Gravis (MG)
MG is a rare autoimmune syndrome characterized by complement activation leading to failure of neuromuscular transmission. Patients with MG initially experience weakness in their ocular, or eye muscles, and the disease typically progresses to head, spinal, limb and respiratory muscles. Symptoms can include drooping eyelids, blurred vision, slurred speech, difficulty chewing or swallowing, weakness in the arms and legs and difficulty breathing. In an experimental animal model of MG, administration of a C5 Inhibitor was found to prevent experimentally acquired MG and to inhibit disease progression.
The FDA authorized our Investigational New Drug Application (IND) for studying the safety and efficacy of eculizumab in treating patients with MG. Enrollment has closed with 14 patients. Preliminary data from the Phase II trial demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011.

Neuromyelitis Optica (NMO)
NMO is a rare autoimmune disease of the central nervous system (CNS) that affects the optic nerves and spinal cord. Individuals with NMO develop optic neuritis, which causes pain in the eye and vision loss, and transverse myelitis, which causes weakness, numbness, and sometimes paralysis of the arms and legs, along with sensory disturbances and loss of bladder and bowel control.
We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with NMO. Enrollment in the investigator initiated trial has been completed.
Ophthalmology
Dry Age-Related Macular Degeneration (AMD)
Age-related macular degeneration is a medical condition usually affecting older adults in which uncontrolled complement activation results in a loss of vision in the center of the visual field (the macular) and complement-mediated damage to the retina. AMD is a major cause of visual impairment in older adults.
We are aware of an independent investigator who has completed enrollment of patients in a study evaluating the safety and efficacy of eculizumab as a treatment for the dry form of age-related macular degeneration.

Asfotase Alfa

Metabolic Diseases
Hypophosphatasia
HPP is an ultra-rare, genetic, and life-threatening metabolic disease characterized by defective bone mineralization and impaired phosphate and calcium regulation, leading to progressive damage to multiple vital organs including destruction and deformity of bones, profound muscle weakness, seizures, impaired renal function, and respiratory failure. The severe manifestations of the genetic deficiency in HPP affect people of all ages, and approximately 50% of infants with the disease do not survive past one year of age. HPP is caused by mutations in the gene encoding enzyme Tissue Nonspecific Alkaline Phosphatase. This enzyme normally breaks down substrates such as inorganic pyrophosphateand pyridoxal phosphate, which otherwise build up and inhibit bone mineralization.
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, directly addresses the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. We acquired Asfotase alfa in February 2012 in connection with our acquisition of Enobia.

cPMP
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns, MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate on the brain. To date, there is no approved therapy available for MoCD Type A. We acquired assets related to a cPMP replacement therapy from Orphatec Pharmaceuticals GmbH in February 2011. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD type A.

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
Manufacturing
We currently rely on two manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and Lonza Group AG and its affiliates (Lonza), for producing commercial and clinical quantities of Soliris. Our clinical and preclinical quantities of eculizumab, samalizumab and other product candidates are produced at ARIMF, at a third party facility or at both ARIMF and a third party facility. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
We have various agreements with Lonza, with remaining total commitments of approximately $136,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Sales and Marketing
We have established an organization to support current and future sales of Soliris in the United States, in the major markets in Europe, Latin America and in Japan and in Asia Pacific countries. Our sales force is small compared to other drugs with similar gross revenues; however, we believe that a relatively smaller sales force is appropriate to effectively market Soliris due to the limited PNH and aHUS patient populations. If we receive regulatory approval in new territories, we may expand our own commercial organizations in such territories and market and sell Soliris through our own sales force in these territories. However, we will evaluate each jurisdiction on a country-by-country basis, and it is possible that we will promote Soliris in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces in certain countries.
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
During 2011, sales to our two largest customers accounted for 19% and 12% of our Soliris net product sales. During 2010, sales to our single largest customer accounted for 21%of our Soliris net product sales.
Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers generally carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels, contractual terms and financial strength of distributors. To date, actual refunds and returns have been negligible.
Please also see Management’s Discussion and Analysis – Net Product Sales, and Note 17 of the Consolidated Financial Statements included in this Form 10-K, for financial information about geographic areas.

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
We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have in-licensed several additional U.S. and international patents and patent applications. As of December 31, 2011, we own or in-license 77 U.S. patents and 52 U.S. patent applications. These patents and patent applications relate to technologies or products in the C5 Inhibitor program, high throughput screening, vectors, cancer, recombinant antibodies, and other technologies. As of December 31, 2011, we own or in-license 65 foreign patents and 208 pending foreign patent applications.
With respect to Soliris, we have an issued U.S. patent covering Soliris that will expire in 2021, taking into account patent term extension. In Europe, a corresponding issued patent covering Soliris expires in 2015 and, taking into account the Supplementary Certificates of Protection (SPC) that we have filed for in various European countries, exclusivity for Soliris will extend into 2020 in those countries in which an SPC is granted. Patents covering Soliris in Japan and other countries expire between 2015 and 2020. We owe royalties and other fees to owners of one or more patents in connection with the manufacture and sale of Soliris for PNH and aHUS, and we may owe royalties and fees to other third parties with respect to any previous or future manufacture and sale of Soliris and our product candidates.
We also own U.S. and foreign patents and patent applications for our product candidates other than Soliris. At present, each such product candidate is in early stage development and it is not known whether any such product candidate will ever be approved for human use and sale.
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
License Agreements
In March 1996, we entered into a license agreement with the Medical Research Council (MRC) whereby MRC granted to us worldwide non-exclusive rights to certain patents related to the humanization and production of monoclonal antibodies. We pay MRC royalties on a quarterly basis with respect to sales of Soliris. The royalty is payable until the expiration of the last patent covered by the license agreement, which is expected to be in 2015, except that royalties for sales in Canada will continue until January of 2017. MRC may terminate the license if we file for bankruptcy or become insolvent, or if we fail to perform our obligations under the agreement and such failure is not remedied within three months after delivery of notice. Under the agreement, we agreed to (a) make royalty payments with respect to sales of licensed products, (b) promote the sale of Soliris of good marketable quality, and (c) use reasonable endeavors to meet market demand for licensed products.
We are party to other license agreements related to the manufacture and sale of Soliris. Under an existing arrangement with Lonza, we pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Government Regulation
The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates, including Soliris, are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. Soliris is regulated by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) and approval by the FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.
The steps required before a biologic may be approved for marketing of an indication in the United States generally include:
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
Clinical trials are typically conducted in three sequential phases, but the phases may overlap and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase I studies may be conducted in a limited number of patients, but are usually conducted in healthy volunteer subjects. The drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmaco-dynamics and pharmaco-kinetics.Phase II usually involves studies in a larger, but still limited patient population to evaluate preliminarily the efficacy of the drug candidate for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible short-term adverse effects and safety risks.
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
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $500,000, subject to certain limited deferrals, waivers and reductions that may be available. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If found complete, the FDA will “file” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of Priority BLA applications and original efficacy supplements within six months and 90% of Standard applications and original efficacy supplements in 10 months, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time. Further, the outcome of the review, even if generally favorable, may not be an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices (cGMP) compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product is required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.
As part of the Patient Protection and Affordable Care Act of 2010 (PPACA), Public Law No. 111-148, under the subtitle of Biologics Price Competition and Innovation Act of 2009 (BPCI), a statutory pathway has been created for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, earlier biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusive use before biosimilars can be approved for marketing in the United States. The objectives of the

BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the ‘Hatch-Waxman Act, which established abbreviated pathways for the approval of drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In February of 2012, the FDA published draft guidance documents on biosimilar product development. A biosimilar is defined in these documents as a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of the safety, purity, and potency. Under this proposed approval pathway, biological products are approved based on demonstrating they are biosimilar to, or interchangeable with, a biological product that is already approved by the FDA, which is called a reference product. The approval of a biologic product biosimilar to one of our products could have a material impact on our business and may be significantly less costly to bring to market and may be priced significantly lower than our products.
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
Soliris has also received orphan drug designation for the treatment of PNH in the United States and in several other territories, including Europe, Australia and South Korea, which provides certain regulatory and filing fee advantages, including market exclusivity, except in limited circumstances, for several years after approval. In 2009, Soliris also received orphan drug designation for the treatment of patients with aHUS in the United States and Europe. In 2008, asfotase alfa orphan drug designation for the treatment of patients with hypophosphatasia in the United States and Europe.
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
For example, under European Union regulatory systems, we may submit marketing authorizations either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions, and the holder of a national marketing authorization may submit an application to the remaining member states. We submitted our Marketing Authorization Application for Soliris for the treatment of PNH to the European Medicines Agency (EMA) using the centralized procedure.
The European Union has had an established regulatory pathway for biosimilars since 2005 and has approved several biosimilar products. The approval of a biologic product biosimilar to one of our products marketed in the European Union could have a material impact on our business and may be significantly less costly to bring to market and may be priced significantly lower than our products.

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
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, including volume-based arrangements. On a continuous basis, we engage with appropriate authorities on the operational, reimbursement, price approval and funding processes that are separately required in each country.
Competition
There are currently no approved drugs other than Soliris for the treatment of PNH and aHUS. However, many companies, including major pharmaceutical and chemical companies as well as specialized biotechnology companies, are engaged in activities similar to our activities. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures. Many of these entities may have:

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
Employees
As of December 31, 2011, we had 1,008 full-time, world-wide employees, of which 385 were engaged in research, product development, manufacturing, and clinical development, 422 in sales and marketing, and 201 in administration, business development and finance. Our U.S. employees are not represented by any collective bargaining unit, and we regard the relationships with all our employees as satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company and their respective ages and positions as of February 11, 2012 are as follows:

Name	Age	Position with Alexion
Leonard Bell, M.D.	53	Chief Executive Officer, Secretary, Treasurer, Director
Stephen P. Squinto, Ph.D.	55	Executive Vice President and Head of Research and Development
Clare Carmichael	52	Senior Vice President and Chief Human Resources Officer
Patrice Coissac	63	Senior Vice President, and President of Alexion Pharma International, Sàrl
Thomas I.H. Dubin, J.D.	49	Senior Vice President and Chief Legal Officer
David L. Hallal	45	Senior Vice President, Global Commercial Operations
Vikas Sinha, M.B.A., C.A., C.P.A.	48	Senior Vice President and Chief Financial Officer

Leonard Bell, M.D. is the principal founder of Alexion, and has been a director of Alexion since February 1992 and the Company’s Chief Executive Officer since January 1992. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of Internal Medicine at the Yale University School of Medicine. Dr. Bell was a recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and 9 patent applications. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at the Yale University School of Medicine.
Stephen P. Squinto, Ph.D. is a founder of Alexion and has been Executive Vice President and Head of Research and Development since June 2007. He held the position of Executive Vice President and Head of Research between August 2000 and June 2007. He also held the positions of Senior Vice President and Chief Technical Officer from March 1998 to July 2000, Vice President of Research, Molecular Sciences, from August 1994 to March 1998, Senior Director of Molecular Sciences from July 1993 to July 1994, and Director of Molecular Development from 1992 to July 1993. From 1989 to 1992, Dr. Squinto held various positions at Regeneron Pharmaceuticals, Inc. including as Senior Scientist and Assistant Head of the Discovery Group. From 1986 to 1989, Dr. Squinto was an Assistant Professor of Biochemistry and Molecular Biology at Louisiana State University Medical Center and an Adjunct Professor of Neuroscience at the Tulane University Medical School. Dr. Squinto’s work has led to over 70 scientific papers in the fields of gene regulation, growth factor biology and gene transfer. Dr. Squinto’s work is primarily in the fields of molecular and cellular biology. Dr. Squinto served as a Director of the Biotechnology Research and Development Corporation, a biotechnology consortium, from 1997 to 2003. Dr. Squinto received his B.A. in Chemistry and Ph.D. in Biochemistry and Biophysics from Loyola University of Chicago.
Clare Carmichael has been Senior Vice President, Chief Human Resources Officer, since August 2011. From August 2008 to March 2011, Ms. Carmichael served as Senior Vice President, Global Human Resources at Watson Pharmaceuticals, Inc., where she established and executed global HR strategies. From December 2005 to August 2008, Ms. Carmichael held various human resources positions of increasing responsibility at Schering-Plough Corporation, including Vice President of Global Human Resources at the Schering-Plough Research Institute. From December 2003 to December 2005, Ms. Carmichael was Vice President of Human Resources at Eyetech Pharmaceuticals, Inc. Prior to Eyetech, she held various positions of increasing responsibility in human resources at Pharmacia Corporation. Ms. Carmichael received a B.A. in Psychology from Rider University.
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
Vikas Sinha, M.B.A., C.A, CPA. joined Alexion as Senior Vice President and Chief Financial Officer in September 2005. From June 1994 to August 2005, Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany, and Canada, most recently serving since February 2001 as Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation, USA. At Bayer, Mr. Sinha has been responsible for financial and business risk management, strategic planning, contracting, customer services, information systems, and supply chain and site administration in North America. Mr. Sinha was also a member of the Pharmaceutical Management Committee for North America. Prior to his appointment in the United States, Mr. Sinha was Vice President and Chief Financial Officer of Bayer Yakuhin Ltd., in Japan and Manager, Mergers and Acquisitions with Bayer AG in Germany. He began his career at Bayer in Toronto as part of an executive development program in the healthcare division. Prior to Bayer, Mr. Sinha held several positions of increasing responsibilities with ANZ Bank and Citibank in South Asia. Mr. Sinha holds a Masters of Business Administration from the Asian Institute of Management which included an exchange program with the University of Western Ontario (Richard Ivey School of Business). He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India and a CPA in the United States.
Available Information
Our internet website address is http://www.alxn.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Paper copies of our SEC reports are available free of charge upon request in writing to Investor Relations, Alexion Pharmaceuticals, Inc., 352 Knotter Drive, Cheshire, CT 06410.

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
 Our ability to generate revenues will continue to depend on commercial success of Soliris in the United States, Europe, Japan and in a number of key markets in the rest of the world and whether physicians, patients and health care payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the United States in April 2007, essentially all of our revenue has been attributed to sales of Soliris, and we expect that Soliris product sales will continue to contribute to a significant percentage or almost all of our total revenue over the next several years.
 In September and November 2011 we obtained marketing approval in the United States and the European Union, respectively, for Soliris for the treatment of a second indication, aHUS.
 We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, including certain countries in the European Union, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. We will commence similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in certain countries of the European Union. We cannot guarantee that any marketing application for Soliris will be approved in any country where we seek authorization to sell Soliris for the treatment of PNH, aHUS or any other indication. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
 The commercial success of Soliris and our ability to generate and increase revenues will depend on several factors, including the following:

•
receipt of marketing approvals for Soliris for the treatment of PNH in new territories and the maintenance of marketing approvals for the treatment of PNH in the United States, the European Union, Japan and other territories;

•
receipt and maintenance of marketing approvals for Soliris for the treatment of aHUS in Japan and other territories and the maintenance of the marketing approval in the United States and the European Union;

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

•	successfully launching commercial sales of Soliris for the treatment of aHUS in the United States and Europe, and in countries where we have not yet obtained marketing approval;

•	ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	acceptance of Soliris in the medical community;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.
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

PNH and aHUS are each ultra-rare diseases with small patient populations that have not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Europe and elsewhere may turn out to be lower than expected may not be otherwise amenable to treatment with Soliris, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.

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
 In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, countries in the European Union may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may from time to time approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Some countries have or may seek to impose limits on the aggregate reimbursement for Soliris or for the use of Soliris for certain indications. In such cases, our commercial operations in such countries and our results of operations and our business are and may be adversely affected. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market Soliris in such foreign countries or if coverage and reimbursement for Soliris is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris for one or more indications in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, or both indications.
  Changes in pricing or the amount of reimbursement in countries where we currently commercialize Soliris may also reduce our profitability and worsen our financial condition. In the United States, European countries, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce health care costs. Government and other third-party payers are challenging the prices charged for health care products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. For example, during 2010 the German government adopted legislation to increase mandatory discounts on pharmaceutical products and impose a temporary freeze on pharmaceutical pricing, including Soliris. A significant reduction in the amount of reimbursement or pricing for Soliris in one or more countries may have a material adverse effect on our business. See additional discussion below under the headings “Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business” and “The credit and financial market conditions may aggravate certain risks affecting our business.” In addition, certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. If coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories.
 Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer more expensive for patients, and require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payers may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.
 Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. We have financially supported non-profit organizations which assist patients in accessing treatment for PNH, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. Such organizations' ability to provide assistance to PNH patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.

We are also focusing development efforts on the use of eculizumab for the treatment of additional diseases. The success of these programs depends on many factors, including those described under the heading "Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH and aHUS." If eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.

We may not be able to gain or maintain market acceptance among the medical community or patients, which would prevent us from maintaining profitability or growth in the future.

We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, health care payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and Europe, such approvals do not guarantee future revenue. We cannot predict whether physicians, other health care providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors' willingness to prescribe, and patients' willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of medical doctors to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.

We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other territories. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, vialing, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA's approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy Program (REMS) program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.
 As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, for the treatment of PNH, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. Further, in connection with the approval of Soliris in the United States for the treatment of aHUS, we agreed to establish an aHUS Registry and complete additional human clinical studies in adult and pediatric patients. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the EMA, MHLW, and certain other health agencies. We, the FDA, the EMA, the MHLW or another health agency may have to notify health care providers of any such developments.
The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market, batch failures, or interruption of production. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.
 Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EMA, the MHLW or other agencies, could result in:

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
We tested Soliris in only a small number of patients. The FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. PNH and aHUS are ultra-rare diseases. As more patients use Soliris, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved, or off-label, uses of Soliris, which may include administration of Soliris under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of Soliris for off-label uses in violation of applicable law, but physicians are permitted to use products for off-label purposes and we are aware of such off-label uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications and as Soliris is studied in or used by patients for off-label indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.
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
We are also aware of a potential risk for PNH patients who delay a dose of Soliris or discontinue their treatment of Soliris. Treatment with Soliris blocks complement and allows complement-sensitive PNH red blood cells to increase in number. If treatment with Soliris is thereafter delayed or discontinued, a greater number of red blood cells therefore would become susceptible to destruction when the patient's complement system is no longer blocked. The rapid destruction of a larger number of a patient's red blood cells may lead to numerous complications, including death. Several PNH patients in our studies of Soliris have received delayed doses or discontinued their treatment. In none of those circumstances were significant complications shown to be due to rapid destruction of a larger number of PNH red blood cells; however, we have not studied the delay or termination of treatment in enough patients to determine that such complications in the future are unlikely to occur. Additionally, such delays or discontinuations may be associated with significant complications without evidence of such rapid cell destruction.
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
Although we obtained regulatory approval to market and sell Soliris for PNH and aHUS in the United States and European Union, and Soliris for PNH in Japan and other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.

Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. We received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. In September and November 2011 we received regulatory approval for Soliris for the treatment of patients with aHUS in the United States and the European Union, respectively. We may not receive regulatory approval for Soliris for the treatment of PNH, aHUS or any other disease in any other territories on a timely basis, if ever.
 Regulatory agencies may require additional information or data with respect to our submissions for Soliris, including the marketing applications submitted to the EMA for the treatment of patients with aHUS. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. We were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country and Japanese authorities could require additional studies in Japan for Soliris for the treatment of patients with aHUS. We are also conducting prospective clinical trials in adult and pediatric patients to confirm the benefit of Soliris for the treatment of aHUS. Commercialization of Soliris for the treatment of PNH, aHUS or any other indication could be delayed, limited or may not occur in territories where seek marketing approval if the applicable regulatory agency requires additional information or data.

Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other third party provider fails to provide sufficient quantities of Soliris. Commercial quantities of Soliris can only be manufactured at two facilities, including our own facility in Rhode Island, and vial filling can only be performed at one third party facility. We are currently entirely dependent on a single third party to manufacture commercial quantities of Soliris for sale in Japan.

Commercial quantities of Soliris are manufactured by us at Alexion's Rhode Island Manufacturing Facility (ARIMF) and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA and MHLW. If we or our third-party providers, including our product vialer, packagers and labelers, fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.
 The manufacture of Soliris is difficult. Manufacture of a biologic requires a multi-step controlled process and even minor problems or deviations could result in defects or failures. We cannot be certain that we, Lonza or our other third party providers will be able to perform uninterrupted supply chain services. The failure to manufacture appropriate supplies of Soliris, on a timely basis, or at all, may prevent or interrupt the commercialization of Soliris. If we, Lonza or our other third party providers were unable to manufacture Soliris for any period, or if we, Lonza or our other third party providers do not obtain approval of the respective facility by the applicable regulatory agencies, we may incur substantial loss of sales. If we are forced to find an alternative supplier or other third party providers for Soliris, in addition to loss of sales, we may also incur significant costs and experience significant delay in establishing a new arrangement.

 The EC and the FDA approved the use of ARIMF for the production of Soliris in December 2009 and August 2010, respectively. We are authorized to sell product that is manufactured in our facility in the United States, the European Union and certain other territories. However, we will not be capable of manufacturing Soliris at ARIMF for commercial sale in Japan or other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in Japan and such other territories until that time.
 In September and November 2011 we received marketing approval for Soliris for the treatment of patients with aHUS in the United States and European Union, respectively. If Soliris is approved in other territories for the treatment of patients with aHUS, or for additional indications, we expect that the demand for Soliris will increase. We may underestimate demand, or experience product interruptions at ARIMF, Lonza or a facility of a third party provider, including as a result of risks and uncertainties described in this report. If we, Lonza or our other third party providers do not manufacture sufficient quantities of Soliris to satisfy demand, our business will be materially harmed.
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to best ensure uninterrupted supply, and may do so in the future.  Europe's Committee for Medicinal Products for Human Use has recently approved implementation of one additional third party vialer for Soliris and we expect to seek similar approvals for such vialer for the US, Japan and elsewhere.  No guarantee can be made that other regulators will approve implementation of such third party vialer or additional third party vialers in a timely manner or at all, nor that any such third-party vialer will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.
Many additional factors could cause production interruptions at ARIMF or at the facilities of Lonza or our third party providers, including natural disasters, labor disputes, acts of terrorism or war, human error, equipment malfunctions, contamination, or raw material shortages. The occurrence of any such event could adversely affect our ability to satisfy demand for Soliris, which could materially and adversely affect our operating results.

We are dependent upon a small number of customers for a significant portion of our revenue, and the loss of, or significant reduction or cancellation in sales to, any one of these customers could adversely affect our operations and financial condition.

In the United States, for example, we sell Soliris to specialty pharmacies and specialty distributors who in turn sell to patient health-care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. For the twelve months ended December 31, 2011, our single largest customer accounted for 19% of our Soliris net product sales, and our three largest customers accounted for approximately 37% of our net product sales. As of December 31, 2011, our single largest customer accounted for 18% of the accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize Soliris.

We are marketing and selling Soliris ourselves in the United States, Europe, Japan and several other territories. If we are unable to establish and/or expand our capabilities to sell, market and distribute Soliris for the treatment of PNH, aHUS or, if approved by the necessary regulatory agencies, other future indications, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell Soliris. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell Soliris. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales of Soliris. We cannot guarantee that we will be successful in commercializing Soliris.

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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or "off-label" uses, that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.
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
 The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which would also harm our financial condition. Because of the breadth of these laws and the narrowness of the safe harbors and because government scrutiny in this area is high, it is possible that some of our business activities could come under that scrutiny.
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

All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States and the European Union, and we do not know when or if Soliris will be approved in other indications or territories. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products, including for Soliris for the treatment of aHUS outside the United States. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our product candidates will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. Generally, preclinical and clinical testing of product candidates can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory agency's requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.

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

Inability to contract with third-party manufacturers and other third party providers on commercially reasonable terms, or failure or delay by us or our third-party manufacturers or other third party providers to provide services with respect to our drug products in the volumes and quality required, would have a material adverse effect on our business.
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to best ensure uninterrupted supply, and may do so in the future.  Europe's Committee for Medicinal Products for Human Use has recently approved implementation of one additional third party vialer for Soliris and we expect to seek similar approvals for such vialer for the US, Japan and elsewhere.  No guarantee can be made that other regulators will approve implementation of such third party vialer or additional third party vialers in a timely manner or at all, nor that any such third-party vialer will be able to perform such services for sufficient product volumes for any country or territory. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from Enobia, Taligen and Orphatec. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
 Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. We cannot assure you that we or our third-party providers will successfully comply with all requirements and regulations, which failure could have a material adverse effect on our business.
 We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired ARIMF in July 2006. The E.C. and the FDA have approved the use of ARIMF for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the United States, the European Union and certain other territories. The plant is not currently approved by the MHLW in Japan or other regulatory agencies to manufacture Soliris and we will not be capable of manufacturing Soliris for commercial sale in Japan on our own until such time as we have received MHLW approval of our manufacturing facility, if ever. We are still entirely dependent on a single third party for commercial quantities of Soliris for sale in Japan and only one third party provider for global vialing. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at ARIMF under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. ARIMF is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.
 We, and our third party providers, may experience higher failure rates than in the past if and when we attempt to increase production volume. If we experience interruptions in the manufacture our supply of our products, our drug development and commercialization efforts will be delayed. If any of our outside third party providers stops manufacturing or supplying our products or reduces the amount manufactured or supplied, or is otherwise unable to provide our required amounts at our required quality, we may need to find other alternatives, which is likely to be expensive and time consuming, and also may result in reduced revenue during this period. Even if we are able to find alternatives they may ultimately be insufficient for our needs. As a result, our ability to conduct testing and drug trials and our plans for commercialization could be materially adversely affected. Submission of products and new development programs for regulatory approval, as well as our plans for commercialization, would be delayed or suspended. Our competitive position and our prospects for achieving or maintaining profitability could be materially and adversely affected.
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

Any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our drugs. Legal disputes can be costly and time consuming to defend. If we cannot successfully defend against any future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling Soliris, which would adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce further costs and the risk of a court determination that our product infringes the third party's patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.
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

Until the quarter ended June 30, 2008, we had never been profitable since we were incorporated in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale for the treatment of patients with PNH in the United States and Europe during 2007. We obtained marketing approval from the FDA and the E.C. for Soliris for the treatment of patients with aHUS in September and November 2011, respectively, and have not obtained marketing approval for aHUS in any other country or territory. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We incurred significant debt to finance the acquisition of Enobia and we will have substantial expenses as we continue our research and development efforts, integrate the programs we acquired from Enobia, Taligen and Orphatec, continue to conduct clinical trials, including the clinical trial initiated during the third quarter of 2011 to investigate eculizumab as a treatment for patients with STEC-HUS, and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, Europe and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions and for aHUS and other indications, our ability to successfully market Soliris in additional countries and regions, our ability to successfully manufacture and commercialize our drug candidates and our ability to successfully bring our other product candidates, including product candidates we acquired from Enobia, Taligen and Orphatec, to the major commercial markets throughout the world.

If our competitors get to the marketplace before we do, or with better or less expensive drugs, it may not be profitable to continue to produce Soliris and our product candidates.

The FDA, E.C. and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and E.C. granted orphan drug designation for aHUS. Orphan drug status which entitles us to exclusivity for a total of seven years in the United States and for ten years in Europe and Japan. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of the stated disease, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.

If we fail to satisfy our debt service obligations or obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.
 On February 7, 2012 we acquired Enobia Pharma Corp and made an upfront payment of approximately $610 million. We used a substantial portion of our cash on hand and incurred $320 million of debt under the terms of a senior secured credit facility to finance the acquisition. In addition, the definitive agreements for each of the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $470 million, $367 million and $42 million, respectively, if and when certain development and commercial milestones are achieved. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
Additional financing could take the form of public or private debt or equity offerings, equity line facilities, bank loans, including additional borrowing under our existing credit facility, collaborative research and development arrangements with corporate partners and/or the sale or licensing of some of our property. The amount of capital we may need depends on many factors, including:

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

•	changes in applicable governmental regulatory policies or requests by regulatory agencies for additional information or data;

•	the progress, timing and scope of our research and development programs;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the integration of the Enobia, Taligen and Orphatec businesses;

•	any new collaborative, licensing or other commercial relationships that we may establish; and

•	the cost of any acquisition.

We may not receive additional funding when we need it or funding may only be available on unfavorable terms. Financial markets in the United States, Europe and the rest of the world have been experiencing significant volatility in security prices, substantially diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that we will be able to access additional credit or the equity markets in order to finance our operations, grow our operations in any territory, or expand development programs for our product candidates, or that there will not be a further deterioration in financial markets and confidence in economies. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities or future operations. We might have to license our technology to others or relinquish commercialization rights. This could result in sharing revenues that we might otherwise retain for ourselves. Any of these actions would harm our business.

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

We are significantly leveraged.
On February 7, 2012 we and Alexion Pharma International Sàrl, a wholly-owned subsidiary of Alexion organized under the laws of Switzerland, entered into a credit agreement (Credit Agreement) with Bank of America, N.A., as administrative agent and other lenders and parties named therein. The Credit Agreement provides for a $240,000 senior secured term loan facility (Term Facility) and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans (Revolving Facility, and together with the Term Facility, the Facilities). Alexion's obligations under the Facilities are unconditionally guaranteed, jointly and severally, by certain of its existing domestic subsidiaries and are required to be guaranteed by certain of its future domestic subsidiaries. Alexion Pharma International's obligations under the Facilities are unconditionally guaranteed, jointly and severally, by Alexion, certain of Alexion's existing domestic subsidiaries, and certain of Alexion's foreign subsidiaries, and are required to be guaranteed by certain of Alexion's future subsidiaries. All obligations of each borrower under the Facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of Alexion's subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries. We may elect that the loans under the Facilities bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1%, plus in each case of (A), (B) or (C) 0.25% to 1.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the agreement).
The Facilities, and the contingent consideration payable in connection with our acquisitions remain outstanding or available, and the degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on the Facilities;

•	make it difficult for us to obtain financing for additional acquisitions or in-licensing opportunities or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.
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

Our business strategy includes expanding our products and capabilities. In 2011, we acquired Taligen and certain assets of Orphatec. In February 2012 we acquired Enobia. We may seek additional acquisitions or in-licensing of businesses or products to expand our products and capabilities. Acquisitions of new businesses or products, including the Enobia, Taligen and Orphatec acquisitions, and in-licensing of new products involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management's attention away from other business concerns;

•	risks of entering markets in which we have limited or no direct experience;

•	the potential loss of our key employees or key employees of the acquired companies; and

•	failure of any acquired businesses or products or in-licensed products to achieve the scientific, medical, commercial or other results anticipated.
 We have limited experience in the acquisition and integration of other companies. We cannot assure you that the Enobia, Taligen and Orphatec acquisitions, or any other acquisition or in-licensing of new products, will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business, such as Enobia, Taligen or Orphatec, or an acquired or in-licensed product. In addition, the future success of such transactions would depend in part on our ability to manage the rapid growth associated with any such acquisitions or in-licensing. We cannot assure you that we will be able to make the combination of our business with that of Enobia, Taligen or Orphatec, or any other acquired businesses or companies work or be successful.
We compete with pharmaceutical companies that have significantly greater resources than we for many of the same acquisition and in-licensing opportunities. Such pharmaceutical companies may be less leveraged and have better access to capital resources that may preclude us from completing any acquisition or in-licensing. For this and other reasons, we may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. Furthermore, the development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute current stockholders' ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders' ownership interest in our company upon conversion.

Our ability to use net operating loss carry forwards to reduce future tax payments may be limited if there is a change in ownership of Alexion, or if taxable income does not reach sufficient levels.

As of December 31, 2011, we had approximately $464.9 million of U.S. federal net operating loss carryforwards (NOL's), available to reduce taxable income in future years. Included in our U.S. federal net operating losses is approximately $36.5 million associated with the acquisition of Taligen. A portion of these NOL's are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended. We believe it is more likely than not that we will use the majority of net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income.
Our ability to utilize the NOL's may be further limited if we undergo an ownership change, as defined in section 382. This ownership change could be triggered by substantial changes in the ownership of our outstanding stock, which are generally outside of our control. An ownership change would exist if the stockholders, or group of stockholders, who own or have owned, directly or indirectly, 5% or more of the value of our stock, or are otherwise treated as 5% stockholders under section 382 and the regulations promulgated there under, increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of our stock owned by these stockholders at any time during the testing period, which is generally the three-year period preceding the potential ownership change. In the event of an ownership change, section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL's. The limitation imposed by section 382 for any post-change year would be determined by multiplying the value of our stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains which may be present with respect to assets held by us at the time of the ownership change that are recognized in the five-year period after the ownership change. Our use of NOL's arising after the date of an ownership change would not be affected.

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

Since 2007, we have significantly expanded our operations and expect to continue to do so in the future. Our operations in foreign countries subject us to the following additional risks:

•	fluctuations in currency exchange rates;

•	political or economic determinations that adversely impact pricing or reimbursement policies;

•	economic problems or political instability that disrupt health care payment systems;

•	difficulties or inability to obtain financing in markets;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties enforcing contractual and intellectual property rights;

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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the US dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the US dollar, primarily the Euro, Japanese Yen, Swiss Franc, British Pound, Canadian dollar and Australian dollar. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 7, Derivative Instruments and Hedging Activities, in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The credit and financial market conditions may aggravate certain risks affecting our business.

Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan repayment of its debt to international pharmaceutical companies. We sold the associated bonds in July 2011 and recorded bad debt expense of approximately $4.1 million related to the reduction of value of the Greek bonds and other reductions in the realizable value of our accounts receivable in other countries. Soliris is approved for the treatment of patients with PNH and aHUS in the United States and the European Union and for the treatment of PNH in several other territories. If Soliris is approved in additional territories for PNH, aHUS, or for additional indications that are under clinical development, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increases in the number of patients receiving Soliris that require reimbursement. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectable, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy, Spain, Ireland and Portugal, among other members of the European Union have deteriorated throughout 2011. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded a reserve related to receivables in Greece, Italy, Spain and Portugal that have been outstanding for greater than one year as of December 31, 2011.
We may not be able to successfully mitigate or prevent our exposures due to volatile economic and financial conditions and our failure to operate successfully or adapt to changes in these conditions could cause our sales and operations to be limited or disrupted or otherwise harm our business.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care, such as the Affordable Care Act adopted in the United States in March 2011. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, changes in government policies or new legislation, or the impact of total Soliris reimbursement to any one payer. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of Soliris, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers, customers and business partners, and personally identifiable information. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business.
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
 The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors' operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.

Anti-takeover provisions of Delaware law, provisions in our charter and bylaws and our stockholders' rights plan, or poison pill, could make a third-party acquisition of us difficult and may frustrate any attempt to remove or replace our current management.

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
Our corporate charter and by-law provisions and stockholder rights plan may discourage certain types of transactions involving an actual or potential change of control that might be beneficial to us or our stockholders. Our bylaws provide that special meetings of our stockholders may be called only by the Chairman of the Board, the President, the Secretary, or a majority of the Board of Directors, or upon the written request of stockholders who together own of record 50% of the outstanding stock of all classes entitled to vote at such meeting. Our bylaws also specify that the authorized number of directors may be changed only by resolution of the board of directors. Our charter does not include a provision for cumulative voting for directors, which may have enabled a minority stockholder holding a sufficient percentage of a class of shares to elect one or more directors. Under our charter, our board of directors has the authority, without further action by stockholders, to designate up to 5,000,000 shares of preferred stock in one or more series. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.
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

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We conduct our primary operations at the owned and leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Date
Cheshire, Connecticut	Executive, sales and research offices	235,300	2020
Smithfield, Rhode Island	Commercial and research manufacturing	67,000	N/A
Lausanne, Switzerland	Regional executive and sales office	33,250	2014

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
On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of a Novartis patent and seeks, among other things, monetary damages.

Item 4.	MINE SAFETY DISCLOSURES
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on The Nasdaq Stock Market, LLC under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq Stock Market, LLC for the periods indicated since January 1, 2010.

Fiscal 2010	High	Low
First Quarter
(January 1, 2010 to March 31, 2010)	$27.70	$22.75
Second Quarter
(April 1, 2010 to June 30, 2010)	$28.34	$24.31
Third Quarter
(July 1, 2010 to September 30, 2010)	$32.49	$24.82
Fourth Quarter
(October 1, 2010 to December 31, 2010)	$41.17	$31.78
Fiscal 2011
First Quarter
(January 1, 2011 to March 31, 2011)	$49.87	$40.67
Second Quarter
(April 1, 2011 to June 30, 2011)	$52.19	$44.61
Third Quarter
(July 1, 2011 to September 30, 2011)	$66.99	$47.51
Fourth Quarter
(October 1, 2011 to December 31, 2011)	$71.55	$60.87

As of February 1, 2012, we had approximately 420 stockholders of record of our common stock and an estimated 125,000 beneficial owners. The closing sale price of our common stock on February 1, 2012 was $77.35 per share.

On May 20, 2011, we effected a two-for-one stock split, paid in the form of a 100% stock dividend. Stockholders of record at the close of trading on May 2, 2011 were issued one additional share of common stock for each share owned by such shareholder. All per share data presented in the accompanying table has been retroactively restated to reflect the stock split.
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
EQUITY COMPENSATION PLAN INFORMATION (shares in thousands)

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	11,766	21.83	6.76	7,772
Equity compensation plans not approved by stockholders	—	—	—	—

(1)
Reflects number of shares of common stock to be issued upon exercise of outstanding options under all our equity compensation plans, including our 2004 Incentive Plan. All 7,772 shares of common stock remaining available for future issuance are available under the 2004 Incentive Plan.

(2)	Does not include 2,059 restricted shares outstanding that were issued under the 2004 Incentive Plan.
The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.
THE COMPANY’S STOCK PERFORMANCE
The following graph compares cumulative total return of the Company’s Common Stock with the cumulative total return of (i) the NASDAQ Stock Market-United States, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2006 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Stock Market-United States and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

CUMULATIVE TOTAL RETURN

	12/06	12/07	12/08	12/09	12/10	12/11
Alexion Pharmaceuticals, Inc.	100.00	185.76	179.20	241.74	398.86	708.10
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

Item 6.	SELECTED FINANCIAL DATA.
The following selected financial data is derived from, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
(amounts in thousands, except per share amounts)

Condensed Consolidated Statements of Operations:
	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues:
Net product sales	$783,431	$540,957	$386,800	$259,004	$66,381
Contract research revenue	—	—	—	95	5,660
Total revenues	783,431	540,957	386,800	259,099	72,041
Cost of sales	93,140	64,437	45,059	28,366	6,696
Operating expenses:
Research and development	137,421	98,394	81,915	62,581	68,961
Selling, general and administrative	308,176	226,766	172,767	133,543	96,142
Acquisition-related costs	13,486	722	—	—	—
Amortization of purchased intangible assets	382	—	—	—	—
Total operating expenses	459,465	325,882	254,682	196,124	165,103
Operating income (loss)	230,826	150,638	87,059	34,609	(99,758)
Other income (expense)	(1,158)	(1,627)	(3,745)	121	6,723
Income (loss) before income taxes	229,668	149,011	83,314	34,730	(93,035)
Income tax provision (benefit)	54,353	51,981	(211,852)	1,581	(745)
Net income (loss)	$175,315	$97,030	$295,166	$33,149	$(92,290)
Earnings (loss) per common share
Basic	$0.96	$0.54	$1.73	$0.22	$(0.64)
Diluted	$0.91	$0.52	$1.63	$0.20	$(0.64)
Shares used in computing earnings (loss) per common share
Basic	183,220	178,542	170,652	155,360	145,244
Diluted	191,806	186,074	181,164	179,934	145,244

Condensed Consolidated Balance Sheet Data:
	As of December 31,
	2011	2010	2009	2008	2007
Cash, cash equivalents and marketable securities	$540,865	$361,605	$176,220	$139,711	$106,712
Trade accounts receivable, net	244,288	168,732	113,731	74,476	46,278
Inventories	81,386	62,165	40,885	49,821	32,907
Total current assets	941,270	646,556	373,456	277,101	205,354
Property, plant and equipment, net	165,852	162,240	164,691	139,885	104,280
Total assets	1,394,751	1,012,037	786,401	477,551	334,357
Notes payable	—	—	—	27,500	—
Mortgage loan	—	—	—	44,000	44,000
Convertible notes	—	3,718	9,918	97,222	150,000
Contingent consideration	18,120	—	—	—	—
Total stockholders’ equity	1,134,492	859,736	688,356	247,001	101,556

On May 20, 2011, we effected a two-for-one stock split, paid in the form of a 100% stock dividend. Stockholders of record at the close of trading on May 2, 2011 were issued one additional share of common stock for each share owned by such shareholder. All per share data presented in the accompanying table has been retroactively restated to reflect the stock split.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (amounts in thousands, except percentages and per share data)
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
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing with other biotechnology product candidates in ultra-rare and severe disorders which are now in various stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
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
Soliris was approved for the treatment of PNH by the U.S. Food and Drug Administration (FDA) and the European Commission (EC) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, in 2003 Soliris was granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
In September 2011, Soliris was approved by the FDA for the treatment of all pediatric and adult patients with aHUS. aHUS is a genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy, the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Also in November 2011, the EC granted marketing authorization for Soliris to treat pediatric and adult patients with aHUS in Europe. In 2009, the FDA and EC granted Soliris orphan drug designation for the treatment of patients with aHUS.
On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction expected to be accounted for as a business combination. The acquisition was intended to further our objective to develop and deliver therapies for patients with ultra-rare, severe, and life-threatening disorders. Enobia's lead product candidate asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We made an upfront cash payment of $610,000, subject to purchase price adjustments, for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 would be due upon reaching various regulatory and sales milestones. We financed the acquisition through available cash and proceeds from our new credit facility.
On February 8, 2011, we acquired patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with Type A molybdenum cofactor deficiency (MoCD), an ultra-rare disorder characterized by severe brain damage and rapid death in newborn infants. The acquisition will be accounted for as a business combination. Orphatec is a privately held development stage biotechnology company with headquarters in Cologne, Germany. We made an upfront cash payment of approximately $3,050, and additional contingent payments of up to $42,000 would be earned upon reaching various development, regulatory and commercial milestones. We will also make future payments to Orphatec for manufacturing, development and other services.
On January 28, 2011, we acquired Taligen Therapeutics, Inc. (Taligen), a privately held development stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for as a business combination. The acquisition was intended to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine. Preclinical compounds acquired from Taligen include product candidates for the potential treatment of patients with ophthalmic diseases such as age-related macular degeneration (AMD), as well as other novel antibody and protein regulators of the complement inflammatory pathways. We made an upfront cash payments of $111,773 for 100% of Taligen’s equity interests. Additional contingent payments of up to an aggregate of $367,000 would be due upon reaching various clinical efficacy and product approval milestones in both the United States and European Union for up to six product candidates.
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
Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels, contractual terms and financial strength of distributors. To date, actual refunds and returns have been negligible.
We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. We estimate incremental discounts resulting from these contractual limitations, based on estimated sales during the limited period, and we apply the discount percentage to product shipments as a reduction of revenue. In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for patients receiving Soliris treatment through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sale.
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
We have provided balances and activity in the rebates payable account for the years ended December 31, 2011, 2010 and 2009 as follows:

Rebates Payable
Balance at December 31, 2008	$(3,347)
Current provisions relating to sales in current year	(6,024)
Payments/credits relating to sales in current year	2,165
Payments/credits relating to sales in prior years	3,138
Balance at December 31, 2009	$(4,068)
Current provisions relating to sales in current year	(11,314)
Payments/credits relating to sales in current year	6,488
Payments/credits relating to sales in prior years	4,234
Balance at December 31, 2010	$(4,660)
Current provisions relating to sales in current year	(36,045)
Payments/credits relating to sales in current year	15,226
Payments/credits relating to sales in prior years	3,733
Balance at December 31, 2011	$(21,746)
We record distribution and other fees paid to our customers as a reduction of revenue, unless we receive an identifiable and separate benefit for the consideration, and we can reasonably estimate the fair value of the benefit received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.
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
We sell Soliris to a limited number of customers, and we evaluate the creditworthiness of each such customer on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payor is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries typically exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful.
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy, Spain and Portugal, among other members of the European Union have deteriorated throughout 2011. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. As of December 31, 2011, our accounts receivable in Greece, Italy, Spain, Ireland and Portugal were approximately $83,400. Approximately $24,000 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $3,500 related to these receivables as of December 31, 2011.
In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan for its repayment of its debt to international pharmaceutical companies. We sold the bonds in July 2011.
During the year ended December 31, 2011, we have recorded bad debt expense of approximately $4,100 related to the reduction of value of Greek bonds and other reduction in the realizable value of our accounts receivable in these countries.
Contingent liabilities
We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results.
Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
We capitalize inventory produced for commercial sale, including costs incurred prior to regulatory approval but subsequent to the filing of a Biologics License Application (BLA) when we have determined that the inventory has probable future economic benefit. Inventory is not capitalized prior to completion of a Phase III clinical trial. For products with an approved indication, raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when consumed. For products without and approved indication, purchased drug product is charged to research and development expense upon final quality release. We also capitalize the cost of inventory manufactured at our manufacturing plant in property, plant and equipment prior to the approval of the facility by regulatory authorities.
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
Share-Based Compensation
We grant equity awards under one share-based compensation plan known as the 2004 Amended and Restated Incentive Plan. Under this plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. Stock-related awards are also outstanding under other share-based compensation plans but we have not granted awards under these plans since 2004.
Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. Significant assumptions include the use of historical volatility to determine the expected stock price volatility. We also estimate expected term until exercise, forfeiture or cancellation, as well as the reduction in the expense from expected forfeitures. We currently use historical exercise and cancellation patterns as our best estimate of future estimated life. Actual volatility and lives of options may be significantly different from our estimates. If factors change or we employ different assumptions, the share-based compensation expense that we record in future periods may differ significantly from our prior recorded amounts.

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

•timing and costs to complete the in-process projects;
•timing and probability of success of clinical events or regulatory approvals;

•	estimated future cash flows from product sales resulting from completed products and in-process projects; and
•discount rates.

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
Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed our annual impairment test as of December 31, 2011 and determined the carrying value of goodwill was not impaired.

Valuation of Contingent Consideration

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We determine the fair value of the contingent consideration based primarily on the following factors:

•timing and probability of success of clinical events or regulatory approvals;

•	timing and probability of success of meeting commercial milestones, such as sales levels of a specific compound; and
•discount rates.
Our contingent consideration liabilities arose in connection with the Taligen and Orphatec acquisitions. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.
The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.
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

We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would assess the recoverability of our deferred tax assets at that time. If we determine that the deferred tax assets are not realizable in a future period, we would record material adjustments to income tax expense in that period.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.
In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011, and we will comply with this requirement in the first quarter 2012.
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

	Year Ended December 31,
	2011	2010	2009
Net product sales	$783,431	$540,957	$386,800
Cost of sales	93,140	64,437	45,059
Operating expenses:
Research and development	137,421	98,394	81,915
Selling, general and administrative	308,176	226,766	172,767
Acquisition-related costs	13,486	722	—
Amortization of purchased intangible assets	382	—	—
Total operating expenses	459,465	325,882	254,682
Operating income	230,826	150,638	87,059
Other income (expense)	(1,158)	(1,627)	(3,745)
Income before income taxes	229,668	149,011	83,314
Income tax provision (benefit)	54,353	51,981	(211,852)
Net income	$175,315	$97,030	$295,166
Earnings per common share:
Basic	$0.96	$0.54	$1.73
Diluted	$0.91	$0.52	$1.63
Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Net Product Sales
Net product sales by significant geographic region are as follows:

	Year Ended December 31,
	2011	2010	% Variance
Net product sales:
United States	$263,387	$205,792	28%
Europe	340,812	275,608	24%
Asia Pacific (primarily Japan)	115,377	22,188	420%
Other	63,855	37,369	71%
	$783,431	$540,957	45%

The increase in revenue for fiscal year 2011 versus 2010 was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approval for PNH in Japan in the third quarter of 2010, Australia in the first quarter of 2011 and in certain provinces in Canada in the third quarter of 2011 and approval for aHUS in the United States in the third quarter 2011.
The increase in revenues was offset by the negative impact of approximately $815 for the year ended December 31, 2011 due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the year ended December 31, 2010. The negative impact was primarily due to the Euro and the British Pound offset by a positive impact of the Japanese Yen. We recorded a (loss) gain in revenue of $(6,558) and $8,778 related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2011 and 2010, respectively.
Cost of Sales
Cost of sales were $93,140 and $64,437, or 12% of product revenue, for the years ended December 31, 2011 and 2010. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our cost of sales.
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

The following table provides information regarding research and development expenses:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Variance	% Variance
Clinical development	$33,417	$26,983	$6,434	24%
Product development	23,133	10,789	12,344	114%
Discovery research	5,850	2,846	3,004	106%
Total external direct expenses	62,400	40,618	21,782	54%
Payroll and benefits	64,068	47,683	16,385	34%
Operating and occupancy	5,046	4,540	506	11%
Depreciation and amortization	5,907	5,553	354	6%
Total other R&D expenses	75,021	57,776	17,245	30%
Research and development expense	$137,421	$98,394	$39,027	40%

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, "Business", for a description of each of these programs:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Accumulated Expenditures since January 1, 2006
External direct expenses
Eculizumab: PNH program	$7,679	$6,661	$67,766
Eculizumab: non-PNH programs	23,951	17,934	55,566
Samalizumab	408	1,183	3,512
Pexelizumab	—	—	13,713
Other	636	—	636
Unallocated	743	1,205	9,883
	$33,417	$26,983	$151,076

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
During the year ended December 31, 2011, we incurred research and development expenses of $137,421, an increase of $39,027, or 40% versus the $98,394 incurred during the year ended December 31, 2010. The increase was primarily related to the following:

•	Increase of $16,385 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

•
Increase of $12,344 in external product development expenses related primarily to costs associated with our nephrology clinical programs and regulatory affairs for supporting our clinical programs, including aHUS.

•
Increase of $6,434 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, including costs for the STEC-HUS trial initiated in the second quarter 2011 (see table above).

•	Increase of $3,004 in discovery research expenses related primarily to costs associated with our new Translation Medicine group initiated from the acquisition of Taligen.
We expect our research and development expenses to increase in 2012 due to clinical development and manufacturing costs related to our expanding development programs, as well as expenses related to Enobia programs. For additional information on these programs, please refer to “Product and Development Programs” in Item I "Business" of this Form 10-K.
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
During the year ended December 31, 2011, we incurred selling, general and administrative expenses of $308,176, an increase of $81,410, or 36%, versus the $226,766 incurred during the year ended December 31, 2010. The increase was primarily related to the following:

•
During the year ended December 31, 2011, salaries, benefits and other labor expenses increased to $185,018, an increase of $50,483, or 38%, versus $134,535 incurred during the year ended December 31, 2010. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $35,943 related to our global commercial staff to support global expansion and to prepare for the initiation of Soliris as a therapy for aHUS which was granted approval in the United States and Europe in the fourth quarter 2011. This increase was also due to increases in payroll and benefits of $14,540 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $30,927 was primarily due to costs associated with marketing and professional services of $26,410, occupancy costs of $4,528 due to expansion of current facilities in the United States and Switzerland and new facilities in Turkey, India and China and, increases of $2,544 due to increased bad debt expense associated with declines in credit ratings on our Greek receivables in quarters subsequent to the recognition of the corresponding revenue.

We expect our selling, general and administrative expenses to increase, at a lower rate than our revenue, in 2012, reflecting our growth as a commercial organization throughout the world.
Acquisition-related Costs
We incurred the following acquisition-related costs in 2011 associated with our acquisitions of Taligen, Orphatec and Enobia:

December 31, 2011
Separately-identifiable employee costs	$6,597
Professional fees	5,489
Changes in fair value of contingent consideration	1,400
$13,486

Other Income and Expense
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. During the year ended December 31, 2011, we recognized $2,281 of foreign currency loss, a decrease of $153, versus a loss of $2,434 incurred during the year ended December 31, 2010. The decrease was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. During the year ended December 31, 2011, investment income increased $400, or 26% to $1,911 due primarily to higher cash, cash equivalents and marketable securities balances.
We incur interest on our convertible notes, revolving credit facility and capital lease obligations. During the year ended December 31, 2011, interest expense increased $84, to $788.

Income Taxes
During the year ended December 31, 2011, we recorded an income tax provision of $54,353 and an effective tax rate of 23.7%, compared to an income tax provision of $51,981 and an effective tax rate of 34.9% for the year ended December 31, 2010.
The income tax provision for 2011 and 2010 is principally attributable to the U.S. federal, state, and foreign income taxes in our profitable operations. In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns.  Based on this assessment, management elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $15,400.
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
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
Net Product Sales
Revenues by significant geographic region are as follows:

	Year Ended December 31,
Net product sales:	2010	2009	% Variance
United States	$205,792	$159,829	29%
Europe	275,608	215,763	28%
Other	59,557	11,208	431%
	$540,957	$386,800	40%

The increases in revenue for fiscal year 2010 versus 2009 were primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approvals in Japan, included in Other above, which impacted sales in the third and fourth quarters of 2010.
The increase in revenues was offset by the negative impact of approximately $9,277 for the year ended December 31, 2010 due to changes in foreign currency exchange rates (inclusive of hedging activity), primarily the Euro and British Pound, compared to the US dollar, versus the year ended December 31, 2009. We recorded a gain in revenue of $8,778 and $3,363 related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2010 and 2009, respectively.
Cost of Sales
Cost of sales was $64,437 and $45,059, or 12% of product revenue, for the years ended December 31, 2010 and 2009. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.

Research and Development Expenses
The following table provides information regarding research and development expenses:

	Year Ended December 31, 2010	Year Ended December 31, 2009	$ Variance	% Variance
Clinical development	$26,983	$20,591	$6,392	31%
Product development	10,789	9,674	1,115	12%
Discovery research	2,846	1,776	1,070	60%
Total external direct expenses	40,618	32,041	8,577	27%
Payroll and benefits	47,683	41,122	6,561	16%
Operating and occupancy	4,540	4,935	(395)	(8)%
Depreciation and amortization	5,553	3,817	1,736	45%
Total other R&D expenses	57,776	49,874	7,902	16%
Research and development expense	$98,394	$81,915	$16,479	20%

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, Business, for a description of each of these programs:

	Year Ended December 31, 2010	Year Ended December 31, 2009
External direct expenses
Eculizumab: PNH program	$6,661	$7,672
Eculizumab: non-PNH programs	17,934	11,345
Samalizumab	1,183	1,222
Unallocated	1,205	352
	$26,983	$20,591

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

•	Increase of $1,070 in discovery research was primarily due to external research and consulting fees.

•	Increase of $1,736 in depreciation and amortization expenses primarily related to depreciation on ARIMF which was placed into service in December 2009.
Selling, General and Administrative Expense

During the year ended December 31, 2010, we incurred selling, general and administrative expenses (including acquisition-related costs) of $227,488, an increase of $54,721, or 32%, versus the $172,767 incurred during the year ended December 31, 2009. The increase was primarily related to the following:

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
During the year ended December 31, 2010, interest expense increased $98, or 16%, to $704 due primarily to a reduction in capitalized interest associated with ARIMF, which was placed in service in the fourth quarter of 2009, and fees relating to our amended and restated credit facility, partially offset by the lower principal balance of our convertible notes as a result of the note conversions and exchanges during 2009 and 2010.
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
Liquidity and Capital Resources (amounts in thousands, except per share data)
Cash, cash equivalents, marketable securities and working capital as of December 31, 2011 and December 31, 2010 were as follows:
Financial assets:

	December 31, 2011	December 31, 2010	$ Variance
Cash and cash equivalents	$540,865	$267,145	$273,720
Marketable securities	—	94,460	(94,460)
Cash, cash equivalents and marketable securities	$540,865	$361,605	$179,260

Select measures of liquidity and capital resources:

	December 31, 2011	December 31, 2010	$ Variance
Current assets	$941,270	$646,556	$294,714
Current liabilities	230,225	138,515	91,710
Working capital	$711,045	$508,041	$203,004
Current ratio	4.09	4.67

The increase in cash, cash equivalents and marketable securities was primarily attributable to cash generated from operations and stock option exercises, offset by the usage of cash for the Taligen and Orphatec acquisitions. The decrease in the current ratio was primarily due to an increase in our royalties, rebates payable and deferred revenue and the usage of cash for the Taligen and Orphatec acquisitions.
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
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At December 31, 2011, two individual customers accounted for 18% and 13% of the accounts receivable balance. At December 31, 2010, one individual customer accounted for 18% of the accounts receivable balance. We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business and the sovereign debt crisis in Europe. The credit and economic conditions with Greece, Italy, Spain, Ireland and Portugal, among other members of the European Union have deteriorated throughout 2011. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. As of December 31, 2011, our accounts receivable in Greece, Italy, Spain, Ireland and Portugal were approximately $83,400. Approximately $24,000 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $3,500 related to these receivables as of December 31, 2011.
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2011, we have foreign exchange forward contracts with notional amounts totaling $692,577. These outstanding foreign exchange forward contracts had a net fair value of $14,854, of which an unrealized gain of $25,328 is included in other assets, offset by an unrealized loss of $10,474 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At December 31, 2011, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our level 2 assets consist primarily of money market funds, commercial paper, U.S. corporate bonds, federal agency obligations and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to the Taligen and Orphatec acquisitions.
In March 2011, we amended and restated our existing credit agreement to provide for a $100,000 revolving credit facility, with up to a $20,000 sublimit for letters of credit, to be used for working capital requirements, acquisitions and other general corporate purposes. As of December 31, 2011, we had no outstanding amounts under the revolving credit facility other than open letters of credit of $3,754. Our borrowing availability was approximately $96,000 at December 31, 2011. In February 2012, we terminated this credit facility and entered into a $440,000 credit facility as described below.
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a credit agreement (Credit Agreement) that provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. On February 7, 2012 we borrowed $320,000 and used the facilities to pay a portion of the consideration for the acquisition of Enobia. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. The Credit Agreement provides that, subject to satisfaction of certain conditions, including the receipt of commitments by existing or additional lenders, Alexion may increase commitments under the term loan facility and/or the revolving facility in an aggregate amount not to exceed $150,000 in accordance with the Credit Agreement. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement.
As of December 31, 2011, our accrued royalty balance of $82,010 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.
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
Cash Flows
Change in cash and cash equivalents:

	Year Ended December 31,
	2011	2010	$ Variance
Net cash provided by operating activities	$270,084	$160,906	$109,178
Net cash used in investing activities	(33,717)	(89,318)	55,601
Net cash provided by financing activities	39,050	38,867	183
Effect of exchange rate changes on cash	(1,697)	(482)	(1,215)
Net change in cash and cash equivalents	$273,720	$109,973	$163,747

The increase in cash and cash equivalents from December 31, 2011 was primarily due to cash generated from operations, maturities of marketable securities, and stock option exercises, offset by cash used for the Taligen and Orphatec acquisitions.

Operating Activities
The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•	Our reported net income was $175,315 and $97,030 for the year ended December 31, 2011 and 2010, respectively.

•
Non-cash items included depreciation and amortization, change in fair value of contingent consideration, share-based compensation expense, deferred taxes, marketable securities premium amortization, unrealized foreign currency (gain) loss, gains and losses on forward contracts, currency translation adjustments, and loss on disposal of property, plant and equipment, and were $111,952 and $91,237 for the year ended December 31, 2011 and 2010, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $17,183 and $27,361 for the year ended December 31, 2011 and 2010, respectively. The $17,183 change in operating assets and liabilities primarily relates to:

•	Increases in accounts receivable of $78,778 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories.

•	Increase in inventory of $12,179 relates to increased production at ARIMF and resulting inventory buildup to support commercial growth.

•	Increase in prepaid expenses and other assets of $21,040, mainly related to tax receivables and prepaid taxes.

•
Increases were offset by an increase of $15,033 in deferred revenue due to increased shipments in advance of recognizing revenue and an increase of $79,781 in accounts payable and accrued expenses related to rebates, royalties and compensation.

In 2012, we expect increases in cash flow from operations which will be highly dependent on sales levels, and the related cash collections, from Soliris.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $21,982 and $12,823 for the year ended December 31, 2011 and 2010, respectively.

•
Maturities of marketable securities of $94,458 and $53,387 for the year ended December 31, 2011 and 2010, respectively. Purchases of marketable securities of $129,860 for the year ended December 31, 2010.

•	Payments of $105,886 related to the acquisitions of Taligen and Orphatec.
In February 2012, we completed a business combination of Enobia.  This acquisition required us to make payments of approximately $610,000, which we have paid from our available cash and cash equivalents and proceeds from our new credit facility. The integration of Enobia into our current operations is in the initial phases. We are also in the initial stages of evaluating the tax impact of the Enobia acquisition.  We have made preliminary plans for structuring the Enobia legal entities, including a determination of which legal entities will own the acquired assets, which could create a tax liability during 2012.  Based on a preliminary analysis, the amount of tax liability could be up to $100,000.  We have not determined the timing or amount of the tax liability, and the final amounts and timing could change based on various factors such as finalization of asset valuations and further tax analyzes related to the acquired assets. We believe we will have sufficient available cash to pay the liability when it becomes due.
 In addition to the upfront payments, the purchase agreements for the Enobia, Taligen and Orphatec acquisitions also include contingent payments totaling up to $470,000, $367,000 and $42,000, respectively, if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $564,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect that any contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term.  As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash, cash generated from operations or proceeds from other financing.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $35,765 and $37,546 for the years ended December 31, 2011 and 2010, respectively.
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a credit agreement (Credit Agreement) that provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. The Credit Agreement provides that, subject to satisfaction of certain conditions, including the receipt of commitments by existing or additional lenders, Alexion may increase commitments under the term loan facility and/or the revolving facility in an aggregate amount not to exceed $150,000 in accordance with the Credit Agreement. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the Facilities upon satisfaction of certain conditions described in the Credit Agreement.
In connection with the acquisition of Enobia in February 2012, we borrowed approximately $320,000 under the facility and used our available cash for the remaining purchase price.  We borrowed $240,000 under the term loan facility and $80,000 under the revolving facility. The term loan facility requires minimum quarterly payments of $12,000 starting in June 2012, and we expect to generate sufficient cash flow from our operations to fund the required principal and interest payments.  We expect to repay the revolving facility over the next 1 to 2 years as we generate cash from operations.  In addition to the amounts borrowed, approximately $116,000 is available for borrowing under the revolving facility which we can utilize as needed.  We are in compliance with our covenants on the date of borrowing, and we forecast compliance with these covenants on an ongoing basis.  We also seek to maintain a minimum cash balance representing at least one year of operating expenses, and we may utilize the revolving facility to meet this cash balance.
Since the commercial launch of Soliris in 2007, we have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund for the foreseeable future, our operations including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations and our existing cash resources and access to additional financing, if necessary. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources should we identify a significant new opportunity.
The company does not provide US taxes on the undistributed earnings of its non-US subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. The company does not have any present or anticipated future need for cash held by its non-US subsidiaries, as cash generated in the US as well as borrowings are expected to be sufficient to meet future US liquidity needs.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Convertible notes payable	$718	$718	$—	$—	$—
Interest expense	10	10	—	—	—
Capital leases	973	779	194	—	—
Operating leases	49,754	12,089	17,434	8,972	11,259
Total contractual obligations	$51,455	$13,596	$17,628	$8,972	$11,259
Commercial commitments:
Clinical and manufacturing development	$135,620	$40,200	$29,990	$31,590	$33,840
Licenses	1,065	253	406	406	—
Total commercial commitments	$136,685	$40,453	$30,396	$31,996	$33,840

The contractual obligations table above does not include contingent royalties and other contingent contractual payments we may owe to third parties in the future because such payments are contingent on future sales of our products and the existence and scope of third party intellectual property rights and other factors described in Item 1A "Risk Factors" and Note 11 in the Consolidated Financial Statements.
As noted in Note 11 of the Consolidated Financial Statements, we have recorded accrued liabilities of $82,010 related to known and potential royalty amounts.  We have not included the amounts in the table above, as the precise timing of the settlement of these amounts was not reasonably estimable at December 31, 2011.  We have recorded the full amount within current liabilities on our balance sheet to reflect that the full amount could be payable in the next 12 months.
The table above also does not include a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $9,773 at December 31, 2011. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2011. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
We also did not include contingent payments related to the Enobia, Taligen and Orphatec acquisitions, as the timing of payment for these amounts was not reasonably estimable at December 31, 2011. Contingent payments for the business combinations total up to $470,000 for Enobia, $367,000 for Taligen and $42,000 for Orphatec. We do not expect to make any contingent payments in the next 12 months.
Convertible Notes
As of December 31, 2011, we had outstanding $718 principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (1.375% Notes). In February 2012, the 1.375% Notes became due. We issued an additional 91 shares of our common stock upon conversion of $718 principal amount. Subsequent to the February 2012 conversion, we have no 1.375% Notes outstanding.

Revolving Credit Facility
In March 2011, we entered into an amended and restated credit agreement, that provided for an available $100,000 revolving credit facility through March 7, 2014. The loan was collateralized by substantially all of Alexion Pharmaceuticals, Inc.'s assets, including the pledge of the equity interests of certain direct subsidiaries and real estate located in Rhode Island, but excluding intellectual property and assets of foreign subsidiaries.

As of December 31, 2011, we had no outstanding balance under the revolving credit facility, and we had open letters of credit of $3,754. Our borrowing availability was approximately $96,000 at December 31, 2011. In February 2012, we terminated this credit facility and entered into a $440,000 credit facility as described below.

New Credit Facility
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a credit agreement (Credit Agreement) that provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. The Credit Agreement provides that, subject to satisfaction of certain conditions, including the receipt of commitments by existing or additional lenders, Alexion may increase commitments under the term loan facility and/or the revolving facility in an aggregate amount not to exceed $150,000 in accordance with the Credit Agreement. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the Facilities upon satisfaction of certain conditions described in the Credit Agreement.
On February 7, 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility to fund a portion of the purchase price for the acquisition of Enobia.
Capital Leases
We currently lease office equipment under capital lease agreements expiring in 2014. The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. The average interest rates on the above capital leases is 4.04% and is imputed based on the lower of our incremental borrowing rate at the inception of each lease.
Operating Leases
Our operating leases are principally for facilities and equipment. We currently lease approximately 235,300 square feet of space at our headquarters and research and development facility in Cheshire, Connecticut and approximately 33,250 square feet of space at our regional executive and sales offices in Lausanne, Switzerland. Additionally, we lease research space in San Diego, California. In connection with the closure of Alexion Antibody Technologies in 2006, we accrued the fair value of future payments under the lease. In September 2007, we entered into a sub-lease for the AAT facility, which provides for sub-lease payments to us through the term of the lease, or August 2012.
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities. In addition to the locations above, we also lease offices in other countries to facilitate our operations as a global organization.
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
Lonza Agreement
We have supply agreements with Lonza relating to the manufacture of eculizumab, which requires payments to Lonza at the inception of contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We currently rely on two manufacturing facilities, ARIMF and Lonza, for producing commercial and clinical quantities of Soliris. Our clinical and preclinical quantities of eculizumab, samalizumab and other product candidates are produced at ARIMF, at a third party facility or at both ARIMF and a third party facility. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.

 We have various agreements with Lonza, with remaining total commitments of approximately $136,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
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
Income Taxes
At December 31, 2011, we have pre-tax federal and state net operating loss carryforwards of $464,918, and $109,095, respectively. These NOL’s expire between 2012 and 2031. We also have federal and state income tax credit carryforwards of approximately $72,278 and $1,361, respectively. These income tax credits expire between 2012 and 2031. Due to the amount of our NOL’s and credit carryforwards, we do not anticipate paying substantial U.S. federal income taxes in the near future. We do expect to pay cash taxes in various U.S. states and in foreign jurisdictions where we have operations and have utilized all of our net operating losses.
The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered during a prior year. However, we believe that such limitation is not expected to result in the expiration or loss of any significant amount of our federal NOL’s.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except per share data)
Interest Rate Risk
As of December 31, 2011, we held all of our cash and cash equivalents in bank accounts and money market funds, which are not subject to significant interest rate risk.
Certain of our debt instruments are variable interest rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. As of December 31, 2011 and 2010, a 100 basis-point adverse movement (increase in LIBOR) would not have a material effect on our annual interest expense.
In February 2012, we entered into the Credit Agreement. Alexion may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1%, plus in each case of (A), (B) or (C) 0.25% to 1.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the agreement). We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements.
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc, British Pound, Canadian Dollar and Australian dollar against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the U.S., and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.
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
As of December 31, 2011, we held foreign exchange forward contracts with notional amounts totaling $692,577. As of December 31, 2011, our outstanding foreign exchange forward contracts had a net fair value of $14,854.
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
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries we conduct business in. We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business and the sovereign debt crisis in Europe. The credit and economic conditions with Greece, Italy, Spain, Ireland and Portugal, among other members of the European Union have deteriorated throughout 2011. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. As of December 31, 2011, our accounts receivable in Greece, Italy, Spain, Ireland and Portugal were approximately $83,400. Approximately $24,000 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $3,500 related to these receivables as of December 31, 2011.
In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan for its repayment of its debt to international pharmaceutical companies. We sold the bonds in July 2011.
During the year ended December 31, 2011, we have recorded bad debt expense of approximately $4,100 related to the reduction of value of Greek bonds and other reduction in the realizable value of our accounts receivable in these countries.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,) as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
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
Management utilized the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on the assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item will be set forth in our definitive Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.
CODE OF ETHICS
We have adopted the Alexion Pharmaceuticals, Inc. Code of Conduct, or code of ethics, that applies to directors, officers and employees of Alexion and its subsidiaries and complies with the requirements of Item 406 of Regulation S-K and the listing standards of the Nasdaq Global Select Market. Our code of ethics is located on our website (http://ir.alexionpharm.com/governance.cfm). We amended the code of ethics in April 2011 and any future amendments or waivers to our code of ethics will be promptly disclosed on our website and as required by applicable laws, rules and regulations of the SEC and Nasdaq.

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

2.2	Agreement and Plan of Merger by and among Alexion, EMRD Corporation, Enobia Pharma Corp., and the Stockholder Representatives named therein, dated as of December 28, 2011.(2)*

2.3
Amendment No. 1 to the Agreement and Plan of Merger, dated December 28, 2011, by and among Alexion, EMRD Corporation, Enobia Pharma Corp., and the Stockholder Representatives named therein, dated February 1, 2012.(3)

3.1	Certificate of Incorporation, as amended.(4)

3.2	Certificate of Amendment of the Certificate of Incorporation.

3.3	Bylaws, as amended.(5)

4.1	Specimen Common Stock Certificate.(6)

4.2	Rights Agreement between Alexion and Continental Stock Transfer & Trust Company, Rights Agent, dated as of February 14, 1997.(7)

4.3	Amendment No. 1 to Rights Agreement, dated as of September 18, 2000, between Alexion and Continental Stock Transfer and Trust Company.(8)

4.4	Amendment No. 2 to Rights Agreement, dated as of December 12, 2001, between Alexion and Continental Stock Transfer and Trust Company, which includes as Exhibit B the form of Right Certificate.(9)

4.5	Amendment No. 3 to Rights Agreement, dated as of November 16, 2004, between Alexion and Continental Stock Transfer and Trust Company.(10)

4.6	Amendment No. 4 to Rights Agreement, dated February 23, 2007, between Alexion and Continental Stock Transfer and Trust Company.(11)

10.1	Employment Agreement, dated as of February 14, 2006, between Alexion and Dr. Leonard Bell.(12)**

10.2	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Dr. Leonard Bell.(13)**

10.3	Employment Agreement, dated as of February 14, 2006, between Alexion and Dr. Stephen P. Squinto.(12)**

10.4	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Dr. Stephen P. Squinto.(13)**

10.5	Employment Agreement, dated as of February 14, 2006, between Alexion and Vikas Sinha.(12)**

10.6	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Vikas Sinha.(13)**

10.7	Employment Agreement, dated November 7, 2005, between Alexion Europe SAS and Patrice Coissac.(14)**

10.8	Amendment to Employment Agreement, dated July 25, 2007, between Alexion Europe SAS and Patrice Coissac.(15)**

10.9	Amendment to Employment Agreement, dated January 14, 2008, between Alexion Europe SAS and Patrice Coissac.(15)**

10.10	Severance Letter Agreement, dated as of November 7, 2005, by and between Alexion Europe SAS and Patrice Coissac. (14)**

10.11	Form of Employment Agreement (Senior Vice Presidents).(12)**

10.12	Form of Amendment No. 1 to Employment Agreements (Senior Vice Presidents). (13)**

10.13	Form of Indemnification Agreement for Officers and Directors. (16)

10.14	Agreement of Lease, dated May 9, 2000, between Alexion and WE Knotter L.L.C.(17)

10.15	Alexion’s 2000 Stock Option Plan, as amended.(18)**

10.16	Alexion’s 1992 Outside Directors Stock Option Plan, as amended.(19)**

10.17	Alexion’s Amended and Restated 2004 Incentive Plan.**

10.18	License Agreement dated March 27, 1996 between Alexion and Medical Research Council.(20)+

10.19	Research and Development Facility lease, dated February 1, 2002, between Alexion and PMSI SRF L.L.C.(21)

10.20	Large-Scale Product Supply Agreement, dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, as amended.(22)+

10.21	Amendment No. 13 to the Large-Scale Product Supply Agreement dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, dated June 8, 2007.(23)+

10.22	Form of Stock Option Agreement for Directors.(24)**

10.23	Form of Stock Option Agreement for Executive Officers (Form A).(25)**

10.24	Form of Stock Option Agreement for Executive Officers (Form B).(25)**
10.25	Form of Restricted Stock Award Agreement for Executive Officers (Form A).(26)**

10.26	Form of Stock Option Agreement (Incentive Stock Options).(23)

10.27	Form of Stock Option Agreement (Nonqualified Stock Options).(23)

10.28	Form of Restricted Stock Award Agreement.(23)

10.29	Form of Restricted Stock Unit Award Agreement.(27)

10.30	Form of Stock Option Agreement for Participants in France.(23)**

10.31	Form of Restricted Stock Unit Agreement for Participants in France.(23)**

10.32	Patent License Agreement, dated December 31, 2008, between Alexion and PDL BioPharma, Inc.(23)+

10.33	Settlement Agreement, dated December 31, 2008, between Alexion and PDL BioPharma, Inc.(23)+

10.34	Settlement and Assignment Agreement, dated as of February 8, 2008, between Alexion and Oklahoma Medical Research Foundation. (28)

10.35
Credit Agreement by and among Alexion, certain subsidiaries of Alexion, the lenders party hereto, Bank of America, N.A., as Administrative Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers. (3)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.(4)

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes, tagged as blocks of text.

_____________________

(1)	Incorporated by reference to our Report on Form 8-K, filed on February 3, 2011.

(2)	Incorporated by reference to our Report on Form 8-K, filed on January 4, 2012.

(3)	Incorporated by reference to our Report on Form 8-K, filed on February 7, 2012.

(4)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.

(5)	Incorporated by reference to our Report on Form 8-K, filed on December 2, 2011.

(6)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).

(7)	Incorporated by reference to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 21, 1997.

(8)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on October 6, 2000.

(9)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 12, 2002.

(10)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on November 17, 2004.

(11)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007.

(12)	Incorporated by reference to our Report on Form 8-K filed on February 16, 2006.

(13)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(14)	Incorporated by reference to our Report on Form 8-K, filed on November 14, 2005.

(15)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(16)	Incorporated by reference to our Report on Form 8-K, filed on September 17, 2010.

(17)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.

(18)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended January 31, 2004.

(19)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.

(20)	Incorporated by reference to our Annual Report on Form 10-K/A for the fiscal year ended July 31, 1996.

(21)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended January 31, 2002.

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

(23)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(24)	Incorporated by reference to our report on Form 8-K, filed on December 16, 2004.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(26)	Incorporated by reference to our report on Form 8-K, filed on March 14, 2005.

(27)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010

(28)	Incorporated by reference to our report on Form 8-K, filed on February 14, 2008.

(29)	Incorporated by reference to our report on Form 8-K, filed on February 7, 2012.

+	Confidential treatment was granted for portions of such exhibit.

*	Confidential treatment requested for portions of such exhibit.
**    Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Item 15(b) Exhibits
See (a) (3) above.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

Item 15(c) Financial Statement Schedules
See (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

By:	/s/ Leonard Bell
Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer Dated: February 17, 2012

By:	/s/ Vikas Sinha
Vikas Sinha, M.B.A., C.A. Senior Vice President and Chief Financial Officer Dated: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leonard Bell	Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer)	February 17, 2012
Leonard Bell, M.D.

/s/ Vikas Sinha	Senior Vice President and Chief Financial Officer (principal financial officer)	February 17, 2012
Vikas Sinha, M.B.A., C.A.

/s/ Scott Phillips, C.P.A.	Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 17, 2012
Scott Phillips

/s/ Max Link	Chairman of the Board of Directors	February 17, 2012
Max Link, Ph.D.

/s/ William R. Keller	Director	February 17, 2012
William R. Keller

/s/ Larry L. Mathis	Director	February 17, 2012
Larry L. Mathis

/s/ Joseph A. Madri	Director	February 17, 2012
Joseph A. Madri, Ph.D., M.D.

/s/ R. Douglas Norby	Director	February 17, 2012
R. Douglas Norby

/s/ Alvin S. Parven	Director	February 17, 2012
Alvin S. Parven

/S/ ANDREAS RUMMELT	Director	February 17, 2012
Andreas Rummelt, Ph.D.

/S/ ANN VENEMAN	Director	February 17, 2012
Ann Veneman

Alexion Pharmaceuticals, Inc.
Contents
For the Years Ended December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Alexion Pharmaceuticals, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Hartford, Connecticut
February 17, 2012

Alexion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(amounts in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$540,865	$267,145
Marketable securities	—	94,460
Trade accounts receivable, net	244,288	168,732
Inventories	81,386	62,165
Prepaid manufacturing costs	4,750	7,500
Deferred tax assets	19,132	19,643
Prepaid expenses and other current assets	50,849	26,911
Total current assets	941,270	646,556
Property, plant and equipment, net	165,852	162,240
Intangible assets, net	91,604	24,146
Goodwill	79,639	19,954
Deferred tax assets	103,868	154,569
Other assets	12,518	4,572
Total assets	$1,394,751	$1,012,037
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$16,029	$16,026
Accrued expenses	186,064	107,030
Deferred revenue	17,905	2,896
Deferred tax liabilities	862	—
Current portion of convertible notes	718	—
Current portion of capital lease obligations	727	715
Other current liabilities	7,920	11,848
Total current liabilities	230,225	138,515
Capital lease obligations, less current portion	182	744
Convertible notes, less current portion	—	3,718
Contingent consideration	18,120	—
Other liabilities	11,732	9,324
Total liabilities	260,259	152,301
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 185,616 and 182,374 shares issued at December 31, 2011 and 2010, respectively *	19	18
Additional paid-in capital *	1,261,589	1,173,468
Treasury stock, at cost, 97 shares at December 31, 2011 and 2010	(2,676)	(2,676)
Accumulated other comprehensive income (loss)	4,179	(7,140)
Accumulated deficit	(128,619)	(303,934)
Total stockholders' equity	1,134,492	859,736
Total liabilities and stockholders' equity	$1,394,751	$1,012,037
* Reflects the May 20, 2011, two-for-one stock split (refer to Note 1 for further discussion)
The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net product sales	$783,431	$540,957	$386,800
Cost of sales	93,140	64,437	45,059
Operating expenses:
Research and development	137,421	98,394	81,915
Selling, general and administrative	308,176	226,766	172,767
Acquisition-related costs	13,486	722	—
Amortization of purchased intangible assets	382	—	—
Total operating expenses	459,465	325,882	254,682
Operating income	230,826	150,638	87,059
Other income and expense:
Investment income	1,911	1,511	786
Interest expense	(788)	(704)	(606)
Foreign currency loss	(2,281)	(2,434)	(530)
Debt exchange expense	—	—	(3,395)
Income before income taxes	229,668	149,011	83,314
Income tax provision (benefit)	54,353	51,981	(211,852)
Net income	$175,315	$97,030	$295,166
Earnings per common share *
Basic	$0.96	$0.54	$1.73
Diluted	$0.91	$0.52	$1.63
Shares used in computing earnings per common share *
Basic	183,220	178,542	170,652
Diluted	191,806	186,074	181,164

* Reflects the May 20, 2011, two-for-one stock split (refer to Note 1 for further discussion)

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(amounts in thousands)

	Common Stock *		Additional Paid-In Capital *	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders Equity	Comprehensive Income
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2008	162,738	$16	$941,428	57	$(1,260)	$2,947	$(696,130)	$247,001	$37,539
Foreign currency translation	—	—	—	—	—	415	—	415	415
Net change in unrealized gains on marketable securities	—	—	—	—	—	22	—	22	22
Unrealized loss on pension obligation	—	—	—	—	—	(416)	—	(416)	(416)
Unrealized loss on hedging activities	—	—	—	—	—	(4,910)	—	(4,910)	(4,910)
Conversion of convertible notes to common stock	11,288	1	89,892	—	—	—	—	89,893	—
Issuance of common stock from exercise of options	3,128	—	30,733	40	(1,416)	—	—	29,317	—
Issuance of restricted common stock	511	—	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	764	—	—	—	—	764	—
Share-based compensation expense	—	—	31,104	—	—	—	—	31,104	—
Net income	—	—	—	—	—	—	295,166	295,166	295,166
Balances, December 31, 2009	177,665	$17	$1,093,921	97	$(2,676)	$(1,942)	$(400,964)	$688,356	$290,277
Foreign currency translation	—	$—	$—	—	$—	$(528)	$—	$(528)	$(528)
Net change in unrealized gains on marketable securities, net of tax	—	—	—	—	—	(12)	—	(12)	(12)
Unrealized loss on pension obligation, net of tax	—	—	—	—	—	(1,898)	—	(1,898)	(1,898)
Unrealized loss on hedging activities, net of tax	—	—	—	—	—	(2,760)	—	(2,760)	(2,760)
Conversion of convertible notes to common stock	788	—	6,175	—	—	—	—	6,175	—
Issuance of common stock from exercise of options	3,292	1	37,545	—	—	—	—	37,546	—
Issuance of restricted common stock	629	—	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	1,970	—	—	—	—	1,970	—
Share-based compensation expense	—	—	33,857	—	—	—	—	33,857	—
Net income	—	—	—	—	—	—	97,030	97,030	97,030
Balances, December 31, 2010	182,374	$18	$1,173,468	97	$(2,676)	$(7,140)	$(303,934)	$859,736	$91,832
Foreign currency translation	—	$—	$—	—	$—	$(1,328)	$—	$(1,328)	$(1,328)
Net change in unrealized losses on marketable securities, net of tax	—	—	—	—	—	(10)	—	(10)	(10)
Unrealized loss on pension obligation, net of tax	—	—	—	—	—	(1,165)	—	(1,165)	(1,165)
Unrealized gain on hedging activities, net of tax	—	—	—	—	—	13,822	—	13,822	13,822
Costs associated with 2 for 1 stock split	—	—	(55)	—	—	—	—	(55)	—
Conversion of convertible notes to common stock	381	—	2,996	—	—	—	—	2,996	—
Issuance of common stock from exercise of options	2,744	1	35,820	—	—	—	—	35,821	—
Issuance of restricted common stock	117	—	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	4,016	—	—	—	—	4,016	—
Share-based compensation expense	—	—	45,344	—	—	—	—	45,344	—
Net income	—	—	—	—	—	—	175,315	175,315	175,315
Balances, December 31, 2011	185,616	$19	$1,261,589	97	$(2,676)	$4,179	$(128,619)	$1,134,492	$186,634

* Reflects the May 20, 2011, two-for-one stock split (refer to Note 1 for further discussion)
The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$175,315	$97,030	$295,166
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,616	15,792	12,473
Change in fair value of contingent consideration	1,400	—	—
Share-based compensation expense	44,763	32,338	28,731
Deferred taxes	42,066	36,389	(208,726)
Marketable securities premium amortization	(24)	960	—
Non-cash debt exchange expense	—	—	3,395
Unrealized foreign currency (gain) loss	5,516	(523)	(997)
Losses (gains) on forward contracts	479	6,205	(2,233)
Loss on disposal of property, plant and equipment	136	76	271
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(78,778)	(59,239)	(36,440)
Inventories	(12,179)	(14,119)	14,596
Prepaid expenses and other assets	(21,040)	(2,773)	(6,926)
Accounts payable and accrued expenses	79,781	47,455	14,131
Deferred revenue	15,033	1,315	400
Net cash provided by operating activities	270,084	160,906	113,841
Cash flows from investing activities:
Purchases of marketable securities	—	(129,860)	(19,026)
Proceeds from maturity or sale of marketable securities	94,458	53,387	—
Purchases of property, plant and equipment	(21,982)	(12,823)	(35,275)
Purchase of technology rights	—	(20)	(27,740)
Payments for acquisitions of businesses, net of cash acquired	(105,886)	—	—
(Increase) decrease in restricted cash	(307)	(2)	618
Net cash used in investing activities	(33,717)	(89,318)	(81,423)
Cash flows from financing activities:
Debt issuance costs	—	—	(50)
Payments on capital leases	(731)	(649)	(301)
Payments on mortgage loan	—	—	(44,000)
Proceeds from revolving credit facility	60,000	—	—
Payments on revolving credit facility	(60,000)	—	—
Excess tax benefit from stock options	4,016	1,970	764
Payment of taxes in exchange of treasury shares	—	—	(1,416)
Net proceeds from the exercise of stock options	35,765	37,546	30,733
Net cash provided by (used in) financing activities	39,050	38,867	(14,270)
Effect of exchange rate changes on cash	(1,697)	(482)	1,012
Net change in cash and cash equivalents	273,720	109,973	19,160
Cash and cash equivalents at beginning of period	267,145	157,172	138,012
Cash and cash equivalents at end of period	$540,865	$267,145	$157,172

Supplemental disclosures
Cash paid for interest (net of amounts capitalized)	$538	$500	$4,282
Cash paid for income taxes	$10,221	$7,953	$4,268
Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$3,012	$6,249	$88,409
Equipment acquired through capital lease obligation	20	1,169	722
Contingent consideration issued in acquisitions	16,720	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

1.	Business Overview and Summary of Significant Accounting Policies

Business
Alexion Pharmaceuticals, Inc. (“Alexion”, the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing with other biotechnology product candidates in ultra-rare and severe disorders which are now in various stages of development. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Alexion and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On January 28, 2011, we acquired Taligen Therapeutics, Inc. Accordingly, all of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of the acquisition, and Taligen's results of operations are included in the consolidated financial statements from the date of acquisition. On February 8, 2011 we acquired certain patents and assets from Orphatec Pharmaceuticals GmbH. Accordingly, all of the assets acquired were recorded at their respective fair values as of the date of acquisition. See Note 2 for additional information regarding the acquisitions.
We have reclassified certain disclosure amounts for the prior period to conform to the current year presentation.
Dividend Policy
We have never paid a cash dividend on shares of our stock. We currently intend to retain our earnings to finance future operations and do not anticipate paying any cash dividends on our stock in the foreseeable future.
Critical Accounting Estimates
The preparation of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities in our financial statements. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
The most significant areas involving estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:

•	Revenue recognition;

•	Contingent liabilities;

•	Inventories;

•	Research and development expenses;

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

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
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. Our derivative financial instruments are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Our marketable securities, all of which are available-for-sale, are valued based upon pricing of securities with similar investment characteristics and holdings. Our convertible notes and other debt obligations are carried at historical cost. Our contingent consideration liabilities related to the Taligen and Orphatec acquisitions are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met. See Notes 9 and 15 for fair value information.
Marketable Securities
We invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We limit the amount of investment exposure as to institution, maturity and investment type. We classify our marketable securities as “available-for-sale” and, accordingly, record such securities at fair value.
Unrealized gains and losses that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. If any adjustment to fair value reflects a significant decline in the value of the security, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and would mark the security to market through a charge to our statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).
Accounts Receivable
Our standard credit terms vary based on the country of sale and range from 30 to 120 days. Our consolidated average days’ sales outstanding ranges from 80 to 100 days. We sell Soliris to a limited number of customers, and we evaluate the creditworthiness of each such customer on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payor is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries typically exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy, Spain and Portugal, among other members of the European Union have deteriorated throughout 2011. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. As of December 31, 2011, our accounts receivable in Greece, Italy, Spain, Ireland and Portugal were approximately $83,400. Approximately $24,000 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $3,500 related to these receivables as of December 31, 2011.
In July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan for its repayment of its debt to international pharmaceutical companies. We sold the bonds in July 2011.
During the year ended December 31, 2011, we have recorded bad debt expense of approximately $4,100 related to the reduction of value of Greek bonds and other reduction in the realizable value of our accounts receivable in these countries.

For the year ended December 31, 2011, two individual customers accounted for 18% and 13% of the accounts receivable balance and 19% and 12% of net product sales. For the year ended December 31, 2010, one individual customer accounted for 18% of the accounts receivable balance and 21% of net product sales. No other customers accounted for more than 10% of net product sales or accounts receivable.
Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	December 31,
	2011	2010
Raw materials	$9,677	$4,835
Work-in-process	37,000	37,312
Finished goods	34,709	20,018
	$81,386	$62,165

Capitalization of Inventory Costs
We capitalize inventory produced for commercial sale, including costs incurred prior to regulatory approval but subsequent to the filing of a Biologics License Application (BLA) when the Company has determined that the inventory has probable future economic benefit. Inventory is not capitalized prior to completion of a phase III clinical trial. For products with an approved indication, raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when consumed. For products without and approved indication, purchased drug product is charged to research and development expense upon final quality release. We also capitalize the cost of inventory manufactured at our manufacturing plant in property, plant and equipment prior to the approval of the facility by regulatory authorities.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

Derivative Instruments
We record the fair value of derivative instruments as either assets or liabilities on the balance sheet. The accounting for gains and losses resulting from changes in fair value is dependent on the use of the derivative and whether it is designated and qualifies for hedge accounting.
All qualifying hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash. The effectiveness of the qualifying hedge contract is assessed quarterly. We record the fair value of the qualifying hedges in other current assets, other assets, other current liabilities and other liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, this amount is reclassified into revenue. Any non-qualifying portion of the gains or losses resulting from changes in fair value, if any, is reported in other income and expense.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. We estimate economic lives as follows:

•	Building and improvements—five to thirty years

•	Machinery and laboratory equipment—three to twenty years

•	Computer hardware and software—two to five years

•	Furniture and office equipment—three to seven years
Leasehold improvements and assets under capital lease arrangements are amortized over the lesser of the estimated useful life or the term of the respective lease. Maintenance costs are expensed as incurred.
Construction-in-progress reflects amounts incurred for property, plant, or equipment construction or improvements that have not been placed in service.
Intangible Assets
Our intangible assets consist of licenses, patents, purchased technology and acquired in-process research and development (IPR&D). Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment if certain events occur as described in "Impairment of Long-Lived Assets" below. Intangible assets which are not amortized include acquired IPR&D. Amortization of acquired IPR&D will commence upon completion of the associated research and development efforts.
Goodwill
Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their identifiable tangible and intangible net assets and is not amortized. Goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill might not be recoverable. No impairment charges have occurred as a result of our annual impairment assessments. We test our goodwill annually for impairment on December 31.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

Impairment of Long-Lived Assets
We evaluate our long-lived assets, which are primarily comprised of intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, IPR&D is reviewed annually for impairment by comparing the fair value to the carrying value of the IPR&D. We did not recognize any impairment loss for long-lived assets during the years ended December 31, 2011, 2010 and 2009.
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
Revenue Recognition
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our statements of operations and do not impact net product sales.
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
Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels, contractual terms and financial strength of distributors. To date, actual refunds and returns have been negligible.

We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. We estimate incremental discounts resulting from these contractual limitations, based on estimated sales during the limited period, and we apply the discount percentage to product shipments as a reduction of revenue. In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for patients receiving Soliris treatment through named-patient programs. The relevant authorities or institutions in those countries have

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sale.
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
Earnings Per Common Share
Basic earnings per common share (EPS) are computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income is adjusted for the after-tax amount of interest and deferred financing costs associated with our convertible debt, and the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Net income used for basic calculation	$175,315	$97,030	$295,166
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	26	72	298
Net income used for diluted calculation	$175,341	$97,102	$295,464
Shares used in computing earnings per common share—basic	183,220	178,542	170,652
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	198	766	4,918
Stock awards	8,388	6,766	5,594
Dilutive potential common shares	8,586	7,532	10,512
Shares used in computing earnings per common share—diluted	191,806	186,074	181,164
Earnings per common share:
Basic	$0.96	$0.54	$1.73
Diluted	$0.91	$0.52	$1.63
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the years ended December 31, 2011, 2010 and 2009 because their effect is anti-dilutive:

	December 31,
	2011	2010	2009
Potentially dilutive securities:
Options to purchase common stock	1,905	2,468	4,480
Unvested restricted stock and restricted stock units	15	6	14
	1,920	2,474	4,494
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

A summary of accumulated other comprehensive income (loss) is summarized as follows:

	Pension Liability	Net Unrealized Gain(Loss) from Marketable Securities	Net Unrealized Gain(Loss) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income(Loss)
Balance December 31, 2009	$(1,120)	$22	$259	$(1,103)	$(1,942)
Period Change	(1,898)	(12)	(2,760)	(528)	(5,198)
Balance December 31, 2010	$(3,018)	$10	$(2,501)	$(1,631)	$(7,140)
Period Change	(1,165)	(10)	13,822	(1,328)	11,319
Balance December 31, 2011	$(4,183)	$—	$11,321	$(2,959)	$4,179

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The new standard is effective for interim and annual periods beginning after December 15, 2011. We do not expect a material impact with the adoption of this new standard.

In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The new standard is effective at the beginning of fiscal years beginning after December 15, 2011 and we will comply with this requirement in the first quarter 2012.

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

2.	Acquisitions

Acquisition of Taligen Therapeutics, Inc.

On January 28, 2011, we acquired all of the outstanding capital stock of Taligen Therapeutics, Inc. (Taligen) in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Taligen were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. Taligen's results of operations are included in the consolidated financial statements from the date of acquisition.

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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

During the year ended December 31, 2011, we incurred approximately $10,375, in costs related to the Taligen acquisition. Acquisition-related costs include the following:

December 31, 2011
Separately-identifiable employee costs	$6,597
Professional fees	2,728
Changes in fair value of contingent consideration	1,050
$10,375

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

Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At December 31, 2011, the fair value of the contingent consideration for Taligen was $12,684.

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Taligen
Upfront payment in accordance with agreement	$111,773
Separately-identifiable employee costs	(6,259)
Total consideration transferred	$105,514
Estimated fair value of contingent consideration	11,634
Total purchase price	$117,148

The assets acquired and liabilities assumed at the acquisition date based upon their respective fair values are summarized below:

Taligen
Cash and cash equivalents	$2,678
Purchased technology	5,000
In-process research and development	59,500
Other assets	555
Assets acquired	67,733
Deferred tax liability (net)	(9,173)
Other liabilities assumed	(1,084)
Liabilities assumed	(10,257)
Goodwill	59,672
Net assets acquired	$117,148

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

Asset categories acquired in the Taligen acquisition included working capital, fixed assets, purchased technology and in-process research and development (IPR&D). The fair value of working capital was determined to approximate book values. Subsequent to the acquisition date, we adjusted the fair value of the contingent consideration and deferred tax liabilities in the purchase allocation by $908 related to circumstances in effect at the acquisition date, with a corresponding increase to goodwill.

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

We recorded a deferred tax liability of $9,707. This amount was primarily comprised of $21,545 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $11,838.

We have determined that separate presentation of Taligen's results of operations is impracticable for the year ended December 31, 2011 as results are not separately tracked due to the integration of Taligen into our operations upon acquisition.

Pro forma financial information (unaudited)

The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2011 and 2010 as if the acquisition of Taligen had been completed on January 1, 2010. The pro forma results do not reflect any material adjustments, operating efficiencies or potential cost savings which may result from the consolidation of operations.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

	December 31,
	2011	2010
Revenues	$783,431	$541,413
Net income	174,209	84,662
Earnings per common share
Basic	$0.95	$0.47
Diluted	$0.91	$0.45

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

During the year ended December 31, 2011, we incurred approximately $1,072 in costs related to the Orphatec acquisition. Acquisition-related costs include the following:

December 31, 2011
Professional fees	$722
Changes in fair value of contingent consideration	350
$1,072

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

Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. Changes pertaining to facts and circumstances that existed as of the acquisition date will be recognized as adjustments to goodwill. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At December 31, 2011, the fair value of the contingent consideration for Orphatec was $5,436.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Orphatec
Upfront payment in accordance with agreement	$3,050
Estimated fair value of contingent consideration	5,086
Total purchase price	$8,136

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

Orphatec
In-process research and development	$8,050
Other noncurrent assets	73
Assets acquired	8,123
Goodwill	13
Net assets acquired	$8,136

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

3.	Marketable Securities
We did not hold any investments in marketable securities at December 31, 2011. The following table summarizes our marketable securities at December 31, 2010:

December 31, 2010	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Other Than Temporary Impairments	Aggregate Fair Value
Commercial paper	$65,244	$44	$(27)	$—	$65,261
Corporate bonds	19,186	6	(8)	—	19,184
Federal agency obligations	10,003	12	—	—	10,015
Total	$94,433	$62	$(35)	$—	$94,460
No realized gains or losses were recorded for the years ended December 31, 2011, 2010 and 2009. We utilize the specific identification method in computing realized gains and losses.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

4.	Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2011	December 31, 2010
Prepaid taxes	$14,128	$7,411
Forward contract receivable	18,863	9,365
Other	17,858	10,135
	$50,849	$26,911

Other assets consist of the following:
	December 31, 2011	December 31, 2010
Forward contract receivable	$6,465	$590
Leasehold deposits	2,918	2,403
Other	3,135	1,579
	$12,518	$4,572

5.	Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

Asset	December 31, 2011	December 31, 2010
Land	$692	$692
Buildings and improvements	141,157	133,430
Machinery and laboratory equipment	46,021	41,986
Computer hardware and software	27,788	20,012
Furniture and office equipment	7,163	5,340
Construction-in-progress	3,638	3,831
	226,459	205,291
Less: Accumulated depreciation and amortization	(60,607)	(43,051)
	$165,852	$162,240
Depreciation and amortization of property, plant and equipment was approximately $12,236, $11,003 and $7,566 for the year ended December 31, 2011, 2010 and 2009, respectively.
At December 31, 2011 and 2010, computer software costs included in property, plant and equipment was $10,303 and $7,368, respectively. Depreciation and amortization expense for capitalized computer software costs was $3,642, $2,883 and $2,091 for the years ended December 31, 2011, 2010 and 2009, respectively.
In July 2006, we acquired ARIMF for the commercial production of Soliris and development and manufacturing of future products. Since this date, we have incurred costs related to the construction of the plant to support full-scale commercial manufacturing. We have also capitalized costs related to validation activities, including engineering runs and inventory production necessary to obtain approval of the facility from government regulators for the production of a commercially approved drug. In December 2009, we received final regulatory approval for production of commercial quantities of eculizumab by the European Commission. Accordingly, our plant was considered substantially complete and ready for its intended use. As a result of the approval, we placed the plant in service. Based on the approval, we reclassified $4,514 from property, plant and equipment to inventory. In August 2010, the U.S. Food and Drug Administration (FDA) approved ARIMF for the production of Soliris.
We recorded capitalized interest of $3,427 in the year ended December 31, 2009.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

6.	Intangible Assets and Goodwill
Intangible assets and goodwill, net of accumulated amortization, are as follows:

		December 31, 2011			December 31, 2010
	Estimated Life (months)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	28-96	$23,648	$(9,639)	$14,009	$25,531	$(8,251)	$17,280
Patents	90	10,517	(5,090)	5,427	10,517	(3,651)	6,866
Purchased technology	144	5,000	(382)	4,618	—	—	—
Acquired IPR&D	Indefinite	67,550	—	67,550	—	—	—
Total		$106,715	$(15,111)	$91,604	$36,048	$(11,902)	$24,146
Goodwill	Indefinite	$82,540	$(2,901)	$79,639	$22,855	$(2,901)	$19,954

Amortization of our intangible assets was approximately $5,087, $4,552 and $4,663 for the years ended December 31, 2011, 2010 and 2009, respectively. Assuming no changes in the gross cost basis of intangible assets, the estimated amortization of intangible assets for the next five fiscal years is as follows:

Year
2012	$5,615
2013	7,212
2014	7,853
2015	424
2016	417
 As of December 31, 2011, we have recorded indefinite-lived intangible assets of $67,550, which consisted of $59,500 and $8,050 of purchased IPR&D from our acquisitions of Taligen and Orphatec, respectively.

The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2010	$19,954
Goodwill resulting from the Taligen acquisition	59,672
Goodwill resulting from the Orphatec acquisition	13
Balance at December 31, 2011	$79,639

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At December 31, 2011, we have open contracts with notional amounts totaling $520,743 that qualified for hedge accounting.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Gain (loss) recognized in AOCI, net of tax	$13,822	$(2,760)
Gain (loss) reclassified from AOCI to net product sales (Effective portion)	$(6,558)	$8,778
Gain (loss) reclassified from AOCI to other income and expense (Ineffective portion)	$(766)	$668

Assuming no change in foreign exchange rates from market rates at December 31, 2011, $8,046 of a gain recognized in accumulated other comprehensive income is expected to be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2011, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $171,834.
We recognized a gain of $790 and $9,443, in other income and expense, for the years ended December 31, 2011 and 2010, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at December 31, 2011 and 2010:

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$14,118	Other current liabilities	$5,889
Foreign exchange forward contracts	Other non-current assets	6,465	Other non-current liabilities	2,552
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	4,745	Other current liabilities	2,033
Total fair value of derivative instruments		$25,328		$10,474

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$8,015	Other current liabilities	$7,124
Foreign exchange forward contracts	Other non-current assets	590	Other non-current liabilities	3,380
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,350	Other current liabilities	4,724
Total fair value of derivative instruments		$9,955		$15,228

8.	Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2011	December 31, 2010
Royalties	$82,010	$50,133
Payroll and employee benefits	39,453	24,034
Taxes payable	18,306	9,580
Rebates payable	21,746	4,660
Other	24,549	18,623
	$186,064	$107,030
See Note 11 for additional information on accrued royalties.

9.	Debt
Convertible Notes
In January 2005 we sold $150,000 principal amount of 1.375% Convertible Senior Notes due February 1, 2012 (the “1.375% Notes”). The interest rate on the notes is 1.375% per annum on the principal amount from January 25, 2005, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning August 1, 2005. The 1.375% Notes are convertible into our common stock at an initial conversion rate of 127.1656 shares of common stock (equivalent to a conversion price of approximately $7.87 per share) per $1 principal amount of the 1.375% Notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the notes. We do not have the right to redeem any of the 1.375% Notes prior to maturity. The convertible notes payable do not contain covenants related to our financial performance.
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
In the second quarter of 2011, certain holders of the 1.375% Notes exercised conversion rights with respect to an

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

aggregate principal amount of $3,000 resulting in the issuance of 190,747 shares of our common stock. At December 31, 2011, $718 of the convertible notes remains outstanding, and the fair value was approximately $6,612. In February 2012, all remaining Notes were converted for an additional 91 shares prior to maturity.
Amortization expense associated with deferred financing costs for the year ended December 31, 2011, 2010 and 2009 was approximately $283, $239 and $260, respectively.
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
As of December 31, 2011, we had no outstanding amounts under the revolving credit facility other than open letters of credit of $3,754. Our borrowing availability was approximately $96,000 at December 31, 2011. In February 2012, this credit facility was terminated and replaced with a new five-year, $440,000 credit facility (see Note 18).

10.	Capital Leases
We lease office equipment and software licenses under capital lease agreements expiring in 2014. The assets and liabilities under capital leases are recorded at the lesser of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital lease is included in depreciation expense. The cost of equipment under capital lease was $2,692 and $2,642 and accumulated amortization was $1,524 and $958, at December 31, 2011 and 2010, respectively. The weighted-average interest rate on the capital leases is approximately 4.04%.
Minimum future lease payments under capital lease as of December 31, 2011 are:

Year
2012	$779
2013	191
2014	3
973
Less: Amount representing interest	64
Present value of minimum lease payments	$909

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

11.	Commitments and Contingencies
Commitments
We have supply agreements with Lonza relating to the manufacture of eculizumab, which requires payments to Lonza at the inception of contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We have various agreements with Lonza, with remaining total commitments of approximately $136,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.

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
On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the early stages of this litigation, management does not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In addition to the Novartis claim, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the action described above, we have received notices from the owners of some of these patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. We estimate our obligations for probable contingent liabilities based on our assessment of estimated royalties potentially owed to other third parties. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However, the amount of such loss or a range of loss, if any, beyond amounts currently accrued cannot be reasonably estimated.
At December 31, 2011 and 2010, we have recorded $82,010 and $50,133 respectively, in accrued expenses for royalties. Our cost of sales for the years ended December 31, 2011, 2010 and 2009 includes amounts recorded for both changes in contingent liabilities described above and for existing royalty agreements.
Operating Leases
As of December 31, 2011, we lease our headquarters and primary research and development facilities in Cheshire, Connecticut. The lease is set to expire in September 2020. Monthly fixed rent started at approximately $162, increasing to approximately $232 over the term of this lease. We also lease space for our regional executive and sales offices in Lausanne, Switzerland, as well as in other countries to support our operations as a global organization.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

Aggregate lease expense for our facilities was $10,424, $6,980 and $6,817 for the years ended December 31, 2011, 2010 and 2009, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.
Aggregate future minimum annual rental payments for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2011 are:

Year
2012	$12,089
2013	10,146
2014	7,288
2015	4,652
2016	4,320
Thereafter	11,259

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
The minimum fixed payments (assuming non-termination of the above agreements) as of December 31, 2011, for each of the next five years are as follows:

Year	License Agreements	Clinical and Manufacturing Development Agreements
2012	$253	$40,200
2013	203	14,990
2014	203	15,000
2015	203	15,520
2016	203	16,070
	$1,065	$101,780

12.	Income Taxes
The income tax provision (benefit) is based on income before income taxes as follows:

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

	2011	2010	2009
U.S.	$158,472	$108,226	$86,803
Non-U.S.	71,196	40,785	(3,489)
	$229,668	$149,011	$83,314

The components of the income tax provision (benefit) are as follows:

	2011	2010	2009
Income Tax Provision (Benefit)
Domestic
Current	$(904)	$5,013	$(7,742)
Deferred	45,463	40,569	(207,604)
	44,559	45,582	(215,346)
Foreign
Current	13,191	9,728	4,601
Deferred	(3,397)	(3,329)	(1,107)
	9,794	6,399	3,494
Total
Current	12,287	14,741	(3,141)
Deferred	42,066	37,240	(208,711)
	$54,353	$51,981	$(211,852)

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
Due to the amount of our NOL’s and credit carryforwards, we do not anticipate paying substantial U.S. federal income taxes in the near future. We are currently paying cash taxes in various U.S. states and foreign jurisdictions where we have operations and have utilized all of our net operating losses.
At December 31, 2011, we have federal and state net operating loss carryforwards of $464,918 and $109,095, respectively. These NOL's are inclusive of federal and state net operating losses of approximately $36,500 and $28,300, respectively, from our acquisition of Taligen. Included in the NOL’s are federal and state NOL’s of $315,689 and $49,911, respectively, attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOL’s will be credited directly to additional paid in capital when utilized to offset taxes payable. Our NOL’s expire between 2012 and 2031. We also have federal and state income tax credit carryforwards of approximately $72,278 and $1,361, respectively. These income tax credits expire between 2012 and 2031. Additionally, included in these income tax credit carryforwards are federal income tax credit carryforwards of $8,473 attributable to excess tax benefits from the exercise of non-qualified stock options.
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
We were granted an incentive tax holiday in the Canton of Vaud in Switzerland effective January 1, 2010, with a final expiration date in 2019. The tax holiday will exempt the Company from most local corporate income taxes in Switzerland through the end of 2014 and is expected to be renewed for an additional 5 years.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50 percent over a three-year period. We have determined that these limiting provisions were triggered during a prior year. However, we believe that such limitation is not expected to result in the expiration or loss of any significant amount of our federal NOL’s and income tax credit carryforwards.
In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns.  Based on this assessment, management elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $15,400.
The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	December 31,
	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.5%	2.5%	0.8%
Foreign income tax rate differential	-9.4%	-4.9%	5.0%
Income tax credits	-14.1%	-1.0%	-12.1%
Foreign income subject to U.S. taxation	3.4%	1.6%	0.2%
Stock option compensation	1.0%	1.3%	2.0%
Non-deductible acquisition related costs	0.3%	—%	—%
Other nondeductible and permanent differences	5.0%	1.1%	0.3%
Provision (benefit) attributable to valuation allowances	—%	-0.7%	-285.5%
Effective income tax rate	23.7%	34.9%	-254.3%

Provisions have been made for deferred taxes based on the differences between the basis of the assets and liabilities for financial statement purposes and the basis of the assets and liabilities for tax purposes using currently enacted tax rates and regulations that will be in effect when the differences are expected to be recovered or settled. The components of the deferred tax assets and liabilities, which exclude "windfall" tax benefits, are as follows:

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$54,421	$126,111
Income tax credits	64,689	35,293
Stock compensation	22,459	16,814
Accruals and allowances	40,110	28,728
Intangible assets	—	8,013
	181,679	214,959
Valuation allowance	(3,074)	(2,470)
Total deferred tax assets	178,605	212,489
Deferred tax liabilities:
Depreciable assets	(40,760)	(37,805)
Intangible assets	(14,847)	—
Unrealized gains	(860)	(471)
Total deferred tax liabilities	(56,467)	(38,276)
Net deferred tax asset	$122,138	$174,213

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
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	2011	2010	2009
Beginning of period balance	$8,658	$7,305	$9,569
Increases for tax positions taken during a prior period	186	184	59
Decreases for tax positions taken during a prior period	(689)	(22)	(3,018)
Increases for tax positions taken during the current period	1,692	1,191	695
Reduction as a result of a lapse of statute of limitations	—	—	—
Decreases for tax positions related to settlements	(74)	—	—
	$9,773	$8,658	$7,305

We recognize the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties and the tax expense as of December 31, 2011 is $442. Unless related to excess tax benefits from stock options, all of our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.
We file federal and state income tax returns in the U.S. and in numerous foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from 3 to 5 years. However, the statute of limitations could be extended due to our NOL carryforward position in a number of our jurisdictions. The tax authorities generally have the ability to review income tax returns for periods where the statute of limitation has previously expired and can subsequently adjust the NOL carryforward or tax credit amounts. Accordingly, we do not expect to reverse any significant portion of the unrecognized tax benefits within the next year.
The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 during the second quarter 2011 that is anticipated to be completed within the next twelve months. As a result of this audit, it is possible that the amount of the liability for unrecognized tax benefits could change over the next twelve months. The impact to our unrecognized tax benefits is difficult to determine based on the preliminary stage of the audit. As of December 31, 2011, we have not been notified of any significant proposed adjustments by the IRS.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

We have not provided US income taxes on undistributed earnings of our non-US subsidiaries as these earnings are intended to be either permanently reinvested or subject to a tax free liquidation and not give rise to significant incremental US taxes. It is not practical to estimate the amount of additional taxes which might be payable on our undistributed earnings due to a variety of factors, including the timing, extent and nature of any repatriation.

13.	Stock Options and Restricted Stock
At December 31, 2011, we have one stock option plan, the 2004 Incentive Plan (“2004 Plan”). Under the 2004 Plan, restricted stock and restricted stock units (collectively referred to as Restricted Stock), incentive and non-qualified stock options, and other stock-related awards, may be granted for up to a maximum of 29,874 shares to our directors, officers, key employees and consultants. Stock options granted under all Plans have a maximum contractual term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years.
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	December 31,
	2011	2010	2009
Cost of sales	$2,375	$1,266	$—
Research and development	9,759	7,878	9,049
Selling, general and administrative	32,629	23,194	19,682
Total share-based compensation expense	$44,763	$32,338	$28,731

The following table summarizes the share-based compensation capitalized to inventory and fixed assets:

	December 31,
	2011	2010	2009
Share-based compensation expense capitalized to inventory	$2,954	$2,785	$1,403
Share-based compensation expense capitalized to fixed assets	$—	$—	$970

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2011, 2010 and 2009 is $15.46, $8.50 and $7.48 per option, respectively.
As of December 31, 2011, there was $78,817 of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.69 years.
A summary of the status of our stock option plans at December 31, 2011, and changes during the year then ended is presented in the table and narrative below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	12,228	$15.27
Granted	2,556	45.38
Exercised	(2,744)	13.05
Forfeited and cancelled	(274)	36.20
Outstanding at December 31, 2011	11,766	$21.83	6.76	$584,395
Vested and unvested expected to vest at December 31, 2011	11,506	$21.61	6.73	$574,008
Exercisable at December 31, 2011	7,246	$15.04	5.73	$409,130

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

Total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $114,712, $64,656 and $33,335, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options. The total fair value of shares vested during the years ended December 31, 2009, 2010 and 2009 was $23,485, $20,039 and $20,734, respectively.
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

	December 31,	December 31,	December 31,
	2011	2010	2009
Expected life in years	3.53 - 5.84	3.55 - 5.90	3.67 - 6.24
Interest rate	0.61% - 1.89%	0.84% - 2.16%	1.41% - 2.19%
Volatility	37.43% - 40.14%	40.70% - 42.48%	40.30% - 48.03%
Dividend yield	—	—	—

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
A summary of the status of our nonvested Restricted Stock and changes during the period then ended is as follows:

December 31,
2011
Nonvested Restricted Stock, beginning of period	2,122
Shares issued	807
Shares cancelled	(138)
Shares vesting	(732)
Nonvested Restricted Stock, end of period	2,059
Weighted average grant date fair value	$44.25

14.	Common and Preferred Stock
Preferred Stock
In February 1997, our Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock (including all future issuances of Common Stock). Under certain conditions, each right may be exercised to purchase one hundredth of a share of a new series of preferred stock at an exercise price of $75.00, subject to adjustment (see below). The rights may be exercised only after a public announcement that a party acquired 20 percent or more of our Common Stock or after commencement or public announcement to make a tender offer for 20 percent or more of our Common Stock. The rights, which do not have voting rights, expire on March 6, 2017, and may be redeemed by us at a price of $0.01 per right at any time prior to their expiration or the acquisition of 20 percent or more of our stock. The preferred stock purchasable upon exercise of the rights will have a minimum preferential dividend of $10.00 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of Common Stock. In the event of liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment to be made per share of Common Stock.
On February 23, 2007, our Board of Directors amended the purchase price under the preferred stock purchase rights. Further, as a result of the two-for-one stock split of the Company's outstanding shares of Common Stock effected on August 22, 2008, the number of shares of preferred stock purchasable upon proper exercise of each preferred stock purchase right automatically adjusted from one hundredth of a share of preferred stock to two hundredths of a share of preferred stock. Therefore, the purchase price, for each two hundredths of a share of preferred stock to be issued upon the exercise of ea

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

ch preferred stock purchase right is $300.00. Except for the increase in the purchase price, the terms and conditions of the rights remain unchanged.
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at December 31, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$428,431	$—	$428,431	$—
Other current assets	Foreign exchange forward contracts	$18,863	$—	$18,863	$—
Other assets	Foreign exchange forward contracts	$6,465	$—	$6,465	$—
Other current liabilities	Foreign exchange forward contracts	$7,922	$—	$7,922	$—
Other liabilities	Foreign exchange forward contracts	$2,552	$—	$2,552	$—
Contingent consideration	Acquisition-related contingent consideration	$18,120	$—	$—	$18,120

		Fair Value Measurement at December 31, 2010
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$186,565	$—	$186,565	$—
Marketable securities	Commercial paper	$65,261	$—	$65,261	$—
Marketable securities	U.S. Corporate bonds	$19,184	$—	$19,184	$—
Marketable securities	Federal agency obligations	$10,015	$—	$10,015	$—
Other current assets	Foreign exchange forward contracts	$9,365	$—	$9,365	$—
Other assets	Foreign exchange forward contracts	$590	$—	$590	$—
Other current liabilities	Foreign exchange forward contracts	$11,848	$—	$11,848	$—
Other liabilities	Foreign exchange forward contracts	$3,380	$—	$3,380	$—

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

December 31, 2011
Balance at beginning of period	$—
Amounts acquired or issued	(16,720)
Change in fair value	(1,400)
Balance at end of period	$(18,120)

Valuation Techniques
Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution, corporate and federal agency bonds and commercial paper are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to the Taligen and Orphatec acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of December 31, 2011, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

16.	Employee Benefit Plans
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
For the years ended December 31, 2011, 2010 and 2009, we recorded matching contributions of approximately $2,882, $1,893 and $1,552, respectively.
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
The following table sets forth the funded status and the amounts recognized for defined benefit plans:

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

	December 31,
	2011	2010
Change in benefit obligation:
Projected benefit obligation, beginning of year	$13,358	$5,655
Prior service cost	—	76
Service cost	4,540	2,240
Interest cost	449	266
Change in assumptions	555	1,055
Recognized actuarial net loss	708	1,017
Foreign currency exchange rate changes	(214)	929
Transfers into plan	(387)	2,120
Projected benefit obligation, end of year	$19,009	$13,358
Accumulated benefit obligation, end of year	$15,170	$11,110

	December 31,
	2011	2010
Change in plan assets:
Fair value of plan assets, beginning of year	$9,542	$4,737
Return on plan assets	197	108
Employer contributions	1,706	1,646
Plan participants' contributions	1,056	666
Foreign currency exchange rate changes	744	945
Transfers into plan	(387)	1,440
Fair value of plan assets, end of year	$12,858	$9,542
Funded status at end of year	$(6,151)	$(3,816)
The following table provides information about the fair value of the plan assets per asset category:

	December 31, 2011		December 31, 2010
	Fair Value (Level 2)	as % of total plan assets	Fair Value (Level 2)	as % of total plan assets
Cash and cash equivalents	$1,169	9%	$921	10%
Equity security funds	3,661	28%	2,473	26%
Debt security funds	6,502	51%	4,934	52%
Real estate funds	1,526	12%	1,214	12%
	$12,858	100%	$9,542	100%
At December 31, 2011, we have recorded a liability of $6,151 in other non-current liabilities and a charge to accumulated other comprehensive income, net of tax of $4,183 related to an additional minimum liability.
The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

	December 31,
	2011	2010
Weighted average assumptions:
Discount rate	2.4%	2.7%
Long term rate of return on assets	4.0%	4.0%
Rate of compensation increase	1.0%	1.5%

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

The expected long-term rate of return on plan assets represents a weighted average of expected returns per asset category.
The rate of return considers historical and estimated future risk free rates of return as well as risk premiums for the relevant investment categories.
The components of net periodic benefit cost are as follows:

	December 31,
	2011	2010
Service cost	$4,540	$2,240
Interest cost	449	266
Expected return on plan assets	(473)	(265)
Employee contributions	(1,056)	(666)
Amortization of prior service costs	9	8
Amortization and deferral of actuarial gain (loss)	305	35
Total net periodic benefit cost	$3,774	$1,618

The investment objective of the collective trust is to maximize the overall return from investment income and capital appreciation consistent with the preservation of capital considering investment strategies and asset allocation limits as determined by pension law. The targeted allocation for these funds (if any) is as follows:

Target Allocation Ranges in %
Cash and notes receivable issued by banks or insurance companies	0-10%
Equity securities	8-20%
Debt securities	38-76%
Real estate	10-20%

Other changes in plan assets and benefit obligations recognized in other comprehensive income (OCI) for the year ended December 31, 2011 are as follows:

Amount included in OCI-beginning of year	$(3,018)
Prior service cost	—
Net gain (loss) arising during the period	(639)
Change in assumptions	(561)
Amortization of net gain (loss)	242
Plan assets losses	(279)
Taxes	72
Amount included in OCI-end of year	$(4,183)

We estimate that we will pay employer contributions of approximately $2,560 in 2012. The expected future cash flows to be paid in respect of the pension plans as of December 31 were as follows:

Estimated future benefit payments
2012	$937
2013	994
2014	977
2015	1,010
2016	916
2017 to 2021	5,137

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

17.	Segment Information
We operate as one business segment, which is the business of focusing on serving patients with severe and ultra-rare disorders though the innovation, development and commercialization of life-transforming therapeutic products and therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment.
Revenues and tangible long-lived assets by significant geographic region are as follows:

	December 31,
Revenues:	2011	2010	2009
United States	$263,387	$205,792	$159,829
Europe	340,812	275,608	215,763
Asia Pacific (primarily Japan)	115,377	22,188	—
Other	63,855	37,369	11,208
	$783,431	$540,957	$386,800

	December 31,
Long-lived assets (1):	2011	2010
United States	$157,473	$154,227
Europe	6,288	6,557
Other	2,091	1,456
	$165,852	$162,240

(1)	Long-lived assets consist of property, plant and equipment.

18.	Subsequent Events
On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction expected to be accounted for as a business combination. The acquisition was intended to broaden our objective to develop and deliver therapies for patients with ultra-rare, severe, and life-threatening disorders. Enobia's lead product candidate ENB-0040 (asfotase alfa), is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We made an upfront cash payment of $610,000, subject to purchase price adjustments, for 100% of Enobia's capital stock. Additional contingent payments would be earned upon reaching various regulatory and sales milestones. If all such regulatory and sales milestones were achieved, the total additional payments would be $470,000. We financed the acquisition through available cash and proceeds from our new credit facility as noted below. As of December 31, 2011, we incurred $2,039 of acquisition-related costs comprised primarily of professional fees.
In conjunction with our acquisition of Enobia, we entered into a five-year, $440,000 credit facility with a syndication of banks. The credit facility consists of a $240,000 term loan payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 revolving line of credit. The credit facility bears interest at a per annum rate of LIBOR plus 1.25% to 2.00% depending on certain leverage ratios (as calculated in accordance with the agreement). We borrowed $80,000 on the revolving line of credit in connection with the Enobia acquisition.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2011, 2010 and 2009
(amounts in thousands except per share amounts)

19.	Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years ended December 31, 2011 and 2010:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011:
Revenues	$166,126	$185,699	$204,047	$227,559
Cost of sales	19,228	21,745	23,369	28,798
Operating expenses (1)	106,665	114,930	114,479	123,391
Operating income	40,233	49,024	66,199	75,370
Net income	$26,830	$34,745	$65,570	$48,170
Earnings per common share (2)
Basic	$0.15	$0.19	$0.36	$0.26
Diluted	$0.14	$0.18	$0.34	$0.25

	March 31,	June 30,	September 30,	December 31,
2010:
Revenues	$117,578	$125,834	$141,569	$155,976
Cost of sales	13,999	13,721	16,495	20,222
Operating expenses	73,009	79,788	82,361	90,724
Operating income	30,570	32,325	42,713	45,030
Net income	$20,934	$21,773	$27,873	$26,450
Earnings per common share (2)
Basic	$0.12	$0.12	$0.16	$0.15
Diluted	$0.11	$0.12	$0.15	$0.14

(1)     Included within operating expenses for the first quarter 2011 are acquisition-related costs of $9,928 associated with the Taligen and Orphatec acquisitions.

(2)     On May 20, 2011, we effected a two-for-one stock split, paid in the form of a 100% stock dividend. Stockholders of record at the close of trading on May 2, 2011 were issued one additional share of common stock for each share owned by such shareholder. All per share data presented in the accompanying table has been retroactively restated to reflect the stock split.