Form 10-Q
period 2012-03-31
ALEXION PHARMACEUTICALS INC
filed 2012-05-02
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	186,924,017
Class	Outstanding at April 20, 2012

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$359,388	$540,865
Trade accounts receivable, net	267,397	244,288
Inventories	92,906	81,386
Deferred tax assets	19,048	19,132
Prepaid expenses and other current assets	73,195	55,599
Total current assets	811,934	941,270
Property, plant and equipment, net	165,763	165,852
Intangible assets, net	677,200	91,604
Goodwill	264,118	79,639
Deferred tax assets	80,553	103,868
Other assets	17,896	12,518
Total assets	$2,017,464	$1,394,751

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$16,023	$16,029
Accrued expenses	206,863	186,064
Deferred revenue	17,983	17,905
Deferred tax liabilities	894	862
Current portion of long-term debt	108,000	—
Other current liabilities	3,914	9,365
Total current liabilities	353,677	230,225
Long-term debt, less current portion	247,000	—
Deferred tax liabilities	55,510	—
Contingent consideration	138,028	18,120
Other liabilities	9,969	11,914
Total liabilities	804,184	260,259

Commitments and contingencies (Note 15)

Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 186,990 and 185,616 shares issued at March 31, 2012 and December 31, 2011, respectively	19	19
Additional paid-in capital	1,291,587	1,261,589
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive income	7,556	4,179
Accumulated deficit	(83,206)	(128,619)
Total stockholders' equity	1,213,280	1,134,492
Total liabilities and stockholders' equity	$2,017,464	$1,394,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended March 31,
	2012	2011
Net product sales	$244,733	$166,126
Cost of sales	28,268	19,228
Operating expenses:
Research and development	45,408	30,810
Selling, general and administrative	87,242	65,858
Acquisition-related costs	13,673	9,928
Amortization of purchased intangible assets	104	69
Total operating expenses	146,427	106,665
Operating income	70,038	40,233
Other income and expense:
Investment income	273	396
Interest expense	(2,287)	(198)
Foreign currency loss	(215)	395
Income before income taxes	67,809	40,826
Income tax provision	22,396	13,996
Net income	$45,413	$26,830
Earnings per common share *
Basic	$0.24	$0.15
Diluted	$0.23	$0.14
Shares used in computing earnings per common share *
Basic	185,682	181,724
Diluted	194,560	190,366

Comprehensive income	$48,790	$19,695

* Reflects the May 20, 2011, two-for-one stock split (refer to Note 2 for further discussion)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$45,413	$26,830
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,875	4,317
Change in fair value of contingent consideration	2,908	136
Share-based compensation expense	13,318	11,331
Deferred taxes	23,117	10,064
Marketable securities premium amortization	—	110
Unrealized foreign currency (gain) loss	(1,543)	(3,138)
Losses (gains) on forward contracts	1,136	(1,228)
Loss on disposal of property, plant and equipment	17	—
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(20,184)	(26,560)
Inventories	(9,746)	(10,379)
Prepaid expenses and other assets	5,372	(1,053)
Accounts payable and accrued expenses	(2,845)	5,447
Deferred revenue	(33)	8,484
Net cash provided by operating activities	62,805	24,361
Cash flows from investing activities:
Proceeds from maturity or sale of marketable securities	—	35,000
Purchases of property, plant and equipment	(3,766)	(2,222)
Payments for acquisitions of businesses, net of cash acquired	(605,429)	(105,405)
Increase in restricted cash	(2)	(338)
Net cash used in investing activities	(609,197)	(72,965)
Cash flows from financing activities:
Debt issuance costs	(6,109)	—
Payments on capital leases	(91)	(92)
Proceeds from revolving credit facility	115,000	60,000
Proceeds from term loan	240,000	—
Excess tax benefit from stock options	—	299
Net proceeds from the exercise of stock options	15,822	9,685
Net cash provided by financing activities	364,622	69,892
Effect of exchange rate changes on cash	293	997
Net change in cash and cash equivalents	(181,477)	22,285
Cash and cash equivalents at beginning of period	540,865	267,145
Cash and cash equivalents at end of period	$359,388	$289,430

Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$718	$—
Contingent consideration issued in acquisitions	117,000	16,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (“Alexion”, the “Company”, “we”, “our” or “us”) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with other severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.
The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders' equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss), net of tax, in stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The adoption of this guidance in the first quarter 2012 did not have a material effect on our condensed consolidated financial statements.
In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this guidance during the first quarter 2012.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We will adopt the provisions of the guidance for our annual impairment test in 2012.

3.	Acquisitions

Acquisition of Enobia Pharma Corp.

On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Enobia were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. Enobia's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition is intended to further our objective to develop and deliver therapies for patients with severe, ultra-rare and life-threatening disorders. Enobia's lead product candidate asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments.
We made an upfront cash payment of $623,570 for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 would be due upon reaching various regulatory and sales milestones. We financed the acquisition with existing cash and proceeds from our new credit facility (Note 7).
A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Enobia
Base payment per agreement	$610,000
Cash acquired	18,141
Working capital adjustment	(4,571)
Upfront payment in accordance with agreement	623,570
Estimated fair value of contingent consideration	117,000
Total purchase price	$740,570

The initial estimate of fair value of contingent consideration was $117,000, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (described further in Note 11). The resulting probability-weighted cash flows were discounted using a Baa industrial index rate of 5.2% for developmental milestones and a weighted average cost of capital of 13%, which are representative of a market participant assumptions. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $470,000 if asfotase alfa gains both U.S., European and Japanese marketing approval and reaches applicable sales levels.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At March 31, 2012, the fair value of the contingent consideration for Enobia was $118,636.
The fair values of acquired assets and liabilities are based on preliminary estimates and are subject to change. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

Enobia
Cash and cash equivalents	$18,141
Current assets	4,777
In-process research and development	587,000
Other noncurrent assets	1,200
Assets acquired	611,118
Deferred tax liability	(37,226)
Other liabilities assumed	(17,801)
Liabilities assumed	(55,027)
Goodwill	184,479
Net assets acquired	$740,570
Asset categories acquired in the Enobia acquisition included working capital, fixed assets, deferred tax assets and in-process research and development (IPR&D). The fair value of working capital was determined to approximate book values. The fair value assigned to the assets acquired and liabilities assumed has been prepared on a preliminary basis, and changes to that allocation may occur as additional information becomes available related to the valuation of intangible assets, working capital adjustments, indemnification assets and deferred taxes.
Intangible assets associated with IPR&D projects relate to Enobia's lead product candidate, asfotase alfa. The estimated fair value of $587,000 was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Enobia of 13%, which represents a rate of return that a market participant would expect for these assets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their estimated useful lives at that point in time.
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to our acquisition of Enobia has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The factors that contributed to the recognition of goodwill included the synergies that are specific to our business and not available to market participants, including our unique ability to commercialize therapies for rare diseases, our skills and relationships related to biologics manufacturing, our existing relationships with specialty physicians who can identify patients with HPP and a global distribution network to facilitate immediate drug delivery.
We recorded a net deferred tax liability of $37,226. This amount was primarily comprised of $78,951 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $41,725.
For the three months ended March 31, 2012, we recorded $6,794 of expenses associated with the operations of Enobia in our consolidated statement of comprehensive income. Effective April 1, 2012, the operations of Enobia were integrated into our operations.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2012 and 2011 as if the acquisition of Enobia had been completed on January 1, 2011. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. The pro forma results have been adjusted to remove costs associated with changes in the fair value of Enobia's preferred stock. Included in the pro forma net income for the three months ended March 31, 2012, are approximately $12,401 and $7,900 of Alexion and Enobia acquisition-related costs, respectively, which are not expected to have an ongoing impact.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	March 31,
	2012	2011
Revenues	$244,733	$166,126
Net income	27,000	19,234
Earnings per common share
Basic	$0.15	$0.11
Diluted	$0.14	$0.10

Other Acquisitions
Taligen Therapeutics, Inc.
On January 28, 2011, we acquired all of the outstanding capital stock of Taligen Therapeutics, Inc. (Taligen) in a transaction accounted for under the acquisition method of accounting for business combinations. We made initial payments of $111,773 in cash and may make additional future payments of up to $367,000 in contingent milestone payments upon achievement of various development and commercial milestones. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $367,000 if six products gain both U.S. and European marketing approval.
The initial estimate of fair value of contingent consideration was $11,634. Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At March 31, 2012, the fair value of the contingent consideration for Taligen was $12,684. Changes in fair value of the consideration for Taligen were $1,180 and $84 for the three months ended March 31, 2012 and 2011, respectively.
Orphatec Pharmaceuticals GmbH
On February 8, 2011, we acquired certain patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with molybdenum cofactor deficiency (MoCD) Type A, an ultra-rare genetic disorder characterized by severe brain damage and rapid death in newborns. We made initial payments of $3,050 in cash and may make additional future payments of up to $42,000 in contingent milestone payments upon various development, regulatory and commercial milestones. The range of estimated milestone payments is from zero if no products gain market approval to $42,000 if all indications for up to two products gain both U.S. and European marketing approval and reach applicable sales levels.
The initial estimate of fair value of contingent consideration was $5,086. Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At March 31, 2012, the fair value of the contingent consideration for Orphatec was $5,436. Changes in fair value of the consideration for Orphatec were $92 and $52 for the three months ended March 31, 2012 and 2011, respectively.
Acquisition-related Costs

Acquisition-related costs for the three months ended March 31, 2012 and 2011 include the following:

	March 31,
	2012	2011
Separately-identifiable employee costs	$2,296	$6,597
Professional fees	$8,469	$3,195
Changes in fair value of contingent consideration	2,908	136
	$13,673	$9,928
During the three months ended March 31, 2012, we incurred approximately $12,401, in costs related to the Enobia acquisition.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

4.	Revenue and Accounts Receivable
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
We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. We estimate incremental discounts resulting from these contractual limitations, based on estimated sales during the limitation period, and we apply the discount percentage to product shipments as a reduction of revenue. In addition to sales in countries where Soliris is commercially available, we have also recorded revenue on sales for patients receiving Soliris treatment through named-patient programs. The relevant authorities or institutions in those countries have agreed to reimburse for product sold on a named-patient basis where Soliris has not received final approval for commercial sale.
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
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and into 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign and local governments, and the amount of non-sovereign accounts receivable is not material. As of March 31, 2012, our gross accounts receivable in Greece, Italy and Spain were approximately $92,600. Approximately $29,900 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $4,200 related to these receivables as of March 31, 2012. During the three months ended March 31, 2012, we have recorded expense of approximately $950 related to the expectation of delayed payment from these countries.
Our net accounts receivable on these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Greece	$1,606	$806
Italy	35,335	7,824
Spain	51,528	18,129

5.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	March 31,	December 31,
	2012	2011
Raw materials	$8,939	$9,677
Work-in-process	43,776	37,000
Finished goods	40,191	34,709
	$92,906	$81,386

6.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	March 31, 2012	December 31, 2011
Licenses, patents and purchased technology	$22,650	$24,054
Acquired IPR&D	654,550	67,550
Intangible assets	$677,200	$91,604
Goodwill	$264,118	$79,639

 As of March 31, 2012, we have recorded indefinite-lived intangible assets of $654,550, which consisted of $587,000, $59,500, and $8,050 of purchased IPR&D from our acquisitions of Enobia, Taligen and Orphatec, respectively.

The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2011	$79,639
Goodwill resulting from the Enobia acquisition	184,479
Balance at March 31, 2012	$264,118

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

7.	Debt
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with a syndication of banks, that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility in an aggregate amount not to exceed $150,000.
We may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of loans denominated in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus in each case of (A), (B) or (C), 0.25% to 1.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 7, 2017, the maturity date.
Our obligations under the credit facilities are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of Alexion Pharma International Sàrl under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries.
The Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.
In connection with entering into the Credit Agreement, we paid approximately $6,109 in financing costs, which have been deferred and are included in other assets. The deferred financing costs are being amortized as interest expense over the life of the debt.
In connection with the acquisition of Enobia in February 2012, we borrowed approximately $320,000 under the facility and used our available cash for the remaining purchase price.  We borrowed $240,000 under the term loan facility and $80,000 under the revolving facility. As of March 31, 2012, we borrowed $115,000 under the revolving credit facility and we had open letters of credit of $3,689. Our borrowing availability was approximately $81,000 at March 31, 2012. In April 2012, we made payments of $60,000 on the revolving credit facility.
The fair value of our long term debt, which are Level 2 liabilities, approximates book value.
On February 7, 2012, the Second Amended and Restated Credit Agreement (Prior Credit Agreement), dated March 7, 2011 was terminated. All outstanding borrowings under the Former Credit Agreement were cancelled. The Former Credit Agreement was terminated in connection with, and simultaneously with, execution of the Credit Agreement described above.
In February 2012, our Convertible Senior 1.375% Notes (the 1.375% Notes) became due. Prior to the maturity of the 1.375% Notes, we issued an additional 91 shares of our common stock upon conversion of $718 principal amount. At March 31, 2012, there are no 1.375% Notes outstanding.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

8.	Earnings Per Common Share
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
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2012 and 2011:

	March 31,
	2012	2011
Net income used for basic calculation	$45,413	$26,830
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	—	12
Net income used for diluted calculation	$45,413	$26,842
Shares used in computing earnings per common share—basic	185,682	181,724
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	—	474
Stock awards	8,878	8,168
Dilutive potential common shares	8,878	8,642
Shares used in computing earnings per common share—diluted	194,560	190,366
Earnings per common share:
Basic	$0.24	$0.15
Diluted	$0.23	$0.14
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three months ended March 31, 2012, and 2011 because their effect is anti-dilutive:

	March 31,
	2012	2011
Potentially dilutive securities:
Options to purchase common stock	1,448	1,298
Unvested restricted stock and restricted stock units	5	20
	1,453	1,318

9.	Derivative Instruments and Hedging Activities
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At March 31, 2012, we have open contracts with notional amounts totaling $592,477 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31,
	2012	2011
Gain (loss) recognized in AOCI, net of tax	$2,994	$(7,851)
Gain reclassified from AOCI to net product sales (effective portion)	$1,125	$400
Loss reclassified from AOCI to other income and expense (ineffective portion)	$(744)	$(658)
Assuming no change in foreign exchange rates from market rates at March 31, 2012, $8,712 of a gain recognized in accumulated other comprehensive income is expected to be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2012, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $176,901.
We recognized a gain (loss) of $109 and $(6,957), in other income and expense, for the three months ended March 31, 2012 and 2011, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at March 31, 2012 and 2011:

	March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$10,926	Other current liabilities	$2,095
Foreign exchange forward contracts	Other non-current assets	6,917	Other non-current liabilities	498
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,825	Other current liabilities	1,055
Total fair value of derivative instruments		$20,668		$3,648

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$14,118	Other current liabilities	$5,889
Foreign exchange forward contracts	Other non-current assets	6,465	Other non-current liabilities	2,552
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	4,745	Other current liabilities	2,033
Total fair value of derivative instruments		$25,328		$10,474

10.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of comprehensive income:

	March 31,
	2012	2011
Cost of sales	$603	$545
Research and development	3,349	2,733
Selling, general and administrative	9,366	8,053
Total share-based compensation expense	$13,318	$11,331
The following table summarizes the share-based compensation capitalized to inventory:

	March 31,
	2012	2011
Share-based compensation expense capitalized to inventory	$743	$844

11.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

		Fair Value Measurement at March 31, 2012
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$170,461	$—	$170,461	$—
Other current assets	Foreign exchange forward contracts	$13,751	$—	$13,751	$—
Other assets	Foreign exchange forward contracts	$6,917	$—	$6,917	$—
Other current liabilities	Foreign exchange forward contracts	$3,150	$—	$3,150	$—
Other liabilities	Foreign exchange forward contracts	$498	$—	$498	$—
Contingent consideration	Acquisition-related contingent consideration	$138,028	$—	$—	$138,028

		Fair Value Measurement at December 31, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$428,431	$—	$428,431	$—
Other current assets	Foreign exchange forward contracts	$18,863	$—	$18,863	$—
Other assets	Foreign exchange forward contracts	$6,465	$—	$6,465	$—
Other current liabilities	Foreign exchange forward contracts	$7,922	$—	$7,922	$—
Other liabilities	Foreign exchange forward contracts	$2,552	$—	$2,552	$—
Contingent consideration	Acquisition-related contingent consideration	$18,120	$—	$—	$18,120

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

March 31, 2012
Balance at beginning of period	$(18,120)
Amounts acquired or issued	(117,000)
Change in fair value	(2,908)
Balance at end of period	$(138,028)

Valuation Techniques
Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution, corporate and federal agency bonds and commercial paper are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to the Enobia, Taligen and Orphatec acquisitions, were valued based on various estimates, including

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of March 31, 2012, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
The following table provides a comparative summary of our income tax provision and effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
Provision for income taxes	$22,396	$13,996
Effective tax rate	33.0%	34.3%

The tax provision for the three months ended March 31, 2012 and 2011 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
The Internal Revenue Service (IRS) continues their examination of our U.S. income tax returns for 2008 and 2009 and it is anticipated to be completed within the next twelve months.  If the IRS examination produces a substantial adjustment for those and other periods, the impact on our income tax provision may be significant and could have an impact on our results of operations.  We are not aware of any issues related to the IRS examination that would have a material impact on our consolidated financial statements.

13.	Employee Benefit Plans
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
For the three months ended March 31, 2012, and 2011, we recorded matching contributions of approximately $1,112, and $877, respectively.
Defined Benefit Plan
We maintain defined benefit plans for employees in certain countries outside the United States, including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.
The components of net periodic benefit cost are as follows:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	March 31,
	2012	2011
Service cost	$1,210	$983
Interest cost	118	90
Expected return on plan assets	(131)	(94)
Employee contributions	(284)	(239)
Amortization	76	56
Total net periodic benefit cost	$989	$796

14.	Commitments and Contingencies
Commitments
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer,to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $207,500 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

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
On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the stage of this litigation, management does not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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
At March 31, 2012 and December 31, 2011, we have recorded $92,127 and $82,010 respectively, in accrued expenses for royalties. Our cost of sales for the three months ended March 31, 2012 and 2011 includes amounts recorded for both changes in contingent liabilities described above and for existing royalty agreements.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payor communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired companies and programs, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.
Business
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating other potential indications for Soliris in other severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with other severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

and life-threatening, deficiency blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
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

Recent Developments

Enobia Acquisition
On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Enobia's lead product candidate asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We agreed to make an upfront payment of $610,000 subject to purchase price adjustments, which resulted in us making an upfront cash payment of $623,570 for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 would be due upon reaching various regulatory and sales milestones. We financed the acquisition with existing cash and proceeds from our new credit facility.

Credit Facilities
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with the lenders party thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent and RBS Citizens, National Association and Suntrust Bank as co-documentation agents. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Alexion used the facilities to pay a portion of the consideration for the acquisition of Enobia. The facilities can also be used for working capital requirements, acquisitions and other general corporate purposes. At the same time, we terminated the Prior Credit Agreement.

Clinical
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Our clinical programs, including investigator sponsored clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		Cold Agglutinin Disease (CAD)*	Phase II
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS - Pediatric	Phase IV
		aHUS - Adult	Phase IV
	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
		MPGN II (Dense Deposit Disease or DDD)*	Phase II
		Presensitized Renal Transplant - Living Donor	Phase II
		ABO Incompatible Renal Transplant*	Phase II
	Neurology	Myasthenia Gravis (MG)	Phase II
		Neuromyelitis Optica (NMO)*	Phase II
	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP	Metabolic Disorders	MoCD type A deficiency	Preclinical
ALXN 1102 (TT30)	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I
Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I

*	Investigator Initiated Trial

Our most advanced programs focus on two therapeutic areas: hematology and nephrology. We are also advancing our pipeline programs with a focus primarily on neurology and metabolic disorders.

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Hematology/Nephrology
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is an ultra-rare, chronic and life-threatening disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. We have completed enrollment in a new prospective open-label trial in adult aHUS and, separately, enrollment has been completed in a prospective pediatric aHUS study.

Nephrology

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). Our STEC-HUS development program was initiated in connection with the widespread outbreak of EHEC in Germany in May and June 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other conditions with severe and uncontrolled complement activation, including aHUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. aHUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS.
Dense Deposit Disease (DDD)
We are aware that independent investigators have commenced studies to evaluate eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef nephropathy. DDD, also called Type II membrano-proliferative glomerulonephritis, is an ultra-rare form of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained uncontrolled complement activation and inflammation. Clinically, it is characterized by the onset of severe proteinuria (excess protein in the urine), often accompanied by nephrotic syndrome which is refractory to immunosuppressant therapy. In most cases, the disease progresses to chronic renal failure, requiring dialysis and renal transplantation.
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
We initiated enrollment in a multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts. We are also aware that independent investigators have completed enrollment of patients in clinical trials to evaluate eculizumab in presensitized renal transplant patients at elevated risk for AHR. Preliminary results from one of the investigator initiated trials was published in September 2011 in the American Journal of Transplantation. We are also aware that an independent investigator has also started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient.
Neurology
Myasthenia Gravis (MG)
The FDA authorized our Investigational New Drug Application (IND) for studying the safety and efficacy of eculizumab in treating patients with severe, refractory MG, an ultra-rare autoimmune syndrome characterized by uncontrolled complement activation leading to the failure of neuromuscular transmission. Enrollment has closed with 14 patients. Preliminary data from the Phase II trial demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011.
Neuromyelitis Optica (NMO)
We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with severe, refractory NMO, an ultra-rare autoimmune disease of the central nervous system (CNS) that affects the optic nerves and spinal cord. Enrollment in the investigator initiated trial has been completed.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Ophthalmology
Dry Age-Related Macular Degeneration (AMD)
We are aware of an independent investigator who has completed enrollment of patients in a study evaluating whether or not complement inhibition with intravenous, but not direct intra-acular, eculizumabmay play a role in the dry form of age-related macular degeneration. Age-related macular degeneration is a medical condition usually affecting older adults in which complement activation results in a loss of vision in the center of the visual field (the macular) and complement-mediated damage to the retina. AMD is a significant cause of visual impairment in older adults.

Asfotase Alfa
Hypophosphatasia (HPP)
HPP is an ultra-rare, genetic, and life-threatening metabolic disease characterized by impaired phosphate and calcium regulation, leading to progressive damage to multiple vital organs including destruction and deformity of bones, profound muscle weakness, seizures, impaired renal function, and respiratory failure. The severe manifestations of the genetic deficiency in HPP affect people of all ages, and approximately 50% of infants with the disease do not survive past one year of age. HPP is caused by mutations in the gene encoding the enzyme Tissue Nonspecific Alkaline Phosphatase. This enzyme normally breaks down metabolic substrates such as inorganic pyrophosphateand pyridoxal phosphate.
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, directly addresses the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. We acquired asfotase alfa in February 2012 in connection with our acquisition of Enobia.

cPMP
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. We acquired assets related to a cPMP replacement therapy from Orphatec Pharmaceuticals GmbH in February 2011. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A.

ALXN 1102
ALXN 1102 (formerly TT30) is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. We acquired a portfolio of preclinical product candidates, including TT30, in January 2011 in connection with the purchase of all of the equity interests of Taligen. ALXN 1102 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study.

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. ALXN 1007 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study in healthy volunteers.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Manufacturing
We currently rely on two manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa. Our clinical and preclinical quantities of other product candidates are produced ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
We have various agreements with Lonza, with remaining total commitments of approximately $207,500 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of our financial statements included in our Form 10-K for the year ended December 31, 2011. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2011.  We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued a new standard on fair value measurement and disclosure requirements. The new standard changes fair value measurement principles and disclosure requirements including measuring the fair value of financial instruments that are managed within a portfolio, the application of applying premiums and discounts in a fair value measurement, and additional disclosure about fair value measurements. The adoption of this guidance in the first quarter 2012 did not have a material effect on our condensed consolidated financial statements.
In June 2011, the FASB issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this guidance during the first quarter 2012.
In September 2011, the FASB issued a new standard to simplify how an entity tests goodwill for impairment. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining if it is necessary to perform the two-step quantitative goodwill impairment test. Under the new standard, a company is no longer required to calculate the fair value of a reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We will adopt the provisions of the guidance for our annual impairment test in 2012.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Results of Operations

Net Product Sales
The following table summarizes net product sales for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011	$ Variance
Net product sales	$244,733	$166,126	$78,607

The increase in revenue for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approval for PNH incertain provinces in Canada in the third quarter of 2011 and approval for aHUS in the United States in the third quarter 2011.
The increase in revenues was offset by the negative impact of approximately $2,931 for the three months ended March 31, 2012 due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the three months ended March 31, 2011. The negative impact was primarily due to the Euro and the British Pound offset by a positive impact of the Japanese Yen.
Cost of Sales
Cost of sales were $28,268 and $19,228 for the three months ended March 31, 2012 and 2011, respectively. Cost of sales as a percentage of net revenue was 11.6% and 11.6% for the three months ended March 31, 2012 and 2011, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended March 31,
	2012	2011	$ Variance
Clinical development	$12,279	$6,593	$5,686
Product development	7,794	3,443	4,351
Discovery research	1,882	646	1,236
Total external direct expenses	21,955	10,682	11,273
Payroll and benefits	20,568	16,777	3,791
Operating and occupancy	1,341	1,995	(654)
Depreciation and amortization	1,544	1,356	188
Total other R&D expenses	23,453	20,128	3,325
Research and development expense	$45,408	$30,810	$14,598

For the three months ended March 31, 2012, the increase of $14,598 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $5,686 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications and studies of HPP associated with our acquisition of Enobia (see table below).

•
Increase of $4,351 in external product development expenses related primarily the acquisition of Enobia's HPP program and to costs associated with our clinical programs and regulatory affairs for supporting other clinical programs, including aHUS and MoCD.

•	Increase of $1,236 in discovery research expenses related primarily to costs associated with our translation medicine group in Cambridge and our acquisition of Enobia.

•	Increase of $3,791 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical" above for a description of each of these programs:

	Three months ended March 31,
	2012	2011	$ Variance
External direct expenses
Eculizumab: PNH program	$2,030	$1,299	$731
Eculizumab: non-PNH programs	8,001	4,734	3,267
Asfotase alfa: HPP	924	—	924
Samalizumab	383	91	292
Other	559	—	559
Unallocated	382	469	(87)
	$12,279	$6,593	$5,686
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

such as telecommunications, insurance, audit and legal expenses.
The table below provides information regarding selling, general and administrative expense:

	Three months ended March 31,
	2012	2011	$ Variance
Selling, general and administrative expense	$87,242	$65,858	$21,384

For the three months ended March 31, 2012, the increase of $21,384 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $11,500. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $9,500 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $2,000 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $9,900 was primarily due to costs associated with marketing and professional services of $4,800, charitable contributions of $1,300, occupancy costs of $1,300 due to expansion of current facilities in the United States and Switzerland and new facilities associated with the acquisition of Enobia and increase in expense of $560 related to expectation of delayed payment of our accounts receivable in Greece, Italy and Spain.

Acquisition-related Costs
Acquisition-related costs for the three months ended March 31, 2012 and 2011 associated with our acquisitions of Enobia, Taligen and Orphatec included the following:

	Three months ended March 31,
	2012	2011
Separately-identifiable employee costs	$2,296	$6,597
Professional fees	8,469	3,195
Changes in fair value of contingent consideration	2,908	136
	$13,673	$9,928
The following table provides information for acquisition-related costs for each acquisition:

	Three months ended March 31,
	2012	2011
Enobia	$12,401	$—
Taligen	1,180	9,369
Orphatec	92	559
	$13,673	$9,928

Other Income and Expense
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains (losses) totaled $(215) and $395, for the three months ended March 31, 2012 and 2011, respectively. The gains and losses recorded in these periods was a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $273 and $396, for the three months ended March 31, 2012 and 2011, respectively.
We incur interest on our term notes, convertible notes, revolving credit facility and capital lease obligations. Interest

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

expense was $2,287 and $198, for the three months ended March 31, 2012 and 2011, respectively. The increase in interest expense is primarily due to interest on our borrowing under our new credit facility used in the acquisition of Enobia.
Income Taxes
During the three months ended March 31, 2012, we recorded an income tax provision of $22,396 and an effective tax rate of 33.0%, compared to an income tax provision of $13,996 and an effective tax rate of 34.3% for the three months ended March 31, 2011. The income tax provision for the three months ended March 31, 2012 and 2011 is principally attributable to the U.S. federal, state, and foreign income taxes on our profitable operations.
In February 2012, we completed the business combination of Enobia.  We are in the initial stages of evaluating the tax impact of the Enobia acquisition.  We have made preliminary plans for structuring the Enobia legal entities, including a determination of which legal entities will own the acquired assets, which could create a tax liability during 2012.  Based on a preliminary analysis, we expect to recognize a cash tax liability of approximately $60,000 payable in the next twelve months.  Additionally, we expect to recognize a financial statement income tax expense of up to $25,000 related our structuring activities within the next twelve months.  The final amounts and timing could change based on various factors such as finalization of asset valuations and further tax analyzes related to the acquired assets. We believe we will have sufficient available cash to pay the liability when it becomes due.
At the end of the first quarter of 2012, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Liquidity and Capital Resources
Cash, cash equivalents, marketable securities and working capital as of March 31, 2012 and December 31, 2011 were as follows:
Financial assets:

	March 31, 2012	December 31, 2011	$ Variance
Cash and cash equivalents	$359,388	$540,865	$(181,477)
Long-term debt	$355,000	$—	$355,000

Select measures of liquidity and capital resources:

	March 31, 2012	December 31, 2011	$ Variance
Current assets	$811,934	$941,270	$(129,336)
Current liabilities	353,677	230,225	123,452
Working capital	$458,257	$711,045	$(252,788)
Current ratio	2.30	4.09

The decrease in cash, cash equivalents and marketable securities was primarily attributable to the usage of cash for the Enobia acquisition, offset by cash generated from operations and stock option exercises . The decrease in the current ratio was primarily due to an increase in our royalties, rebates payable and deferred revenue, as well as the usage of cash and incurrence of debt for the Enobia acquisition.
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
Since the commercial launch of Soliris in 2007, we have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund for the foreseeable future, our operations including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations and our existing cash resources and access to additional financing, if necessary. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

should we identify a significant new opportunity.
Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds and high quality commercial, corporate and U.S. government and agency bonds and commercial paper in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At March 31, 2012, two individual customers accounted for 18% and 11% of the accounts receivable balance. At December 31, 2011, two individual customers accounted for 18% and 13% of the accounts receivable balance. For the three months ended March 31, 2012, two customers accounted for 20% and 11% of our product sales. For the three months ended March 31, 2011, one customer accounted for 19% of our product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign and local governments, and the amount of non-sovereign accounts receivable is not material. As of March 31, 2012, our gross accounts receivable in Greece, Italy and Spain were approximately $92,600. Approximately $29,900 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $4,200 related to these receivables as of March 31, 2012. During the three months ended March 31, 2012, we have recorded expense of approximately $950 related to expectation of delayed payment from these countries.
Our net accounts receivable on these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Greece	$1,606	$806
Italy	35,335	7,824
Spain	51,528	18,129
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2012, we have foreign exchange forward contracts with notional amounts totaling $769,378. These outstanding foreign exchange forward contracts had a net fair value of $17,020, of which an unrealized gain of $20,668 is included in other assets, offset by an unrealized loss of $3,648 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At March 31, 2012, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our level 2 assets consist primarily of money market funds, commercial paper, U.S. corporate bonds, federal agency obligations and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to the Enobia, Taligen and Orphatec acquisitions.
Enobia Acquisition
In February 2012, we completed a business combination of Enobia.  This acquisition required us to make upfront cash payments of approximately $623,570, which we have paid from our available cash and cash equivalents and proceeds from our new credit facility. The integration of Enobia into our current operations is in the initial phases, and are also in the initial stages of evaluating the tax impact of the Enobia acquisition.
 In addition to the upfront payments, the purchase agreements for the Enobia, Taligen and Orphatec acquisitions also include contingent payments totaling up to $470,000, $367,000 and $42,000, respectively, if and when certain development and

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
We are in the initial stages of evaluating the tax impact of the Enobia acquisition.  We have made preliminary plans for structuring the Enobia legal entities, including a determination of which legal entities will own the acquired assets, which could create a tax liability during 2012.  Based on a preliminary analysis, we expect to recognize a cash tax liability of approximately $60,000 payable in the next twelve months.  Additionally, we expect to recognize a financial statement income tax charge of up to $25,000 related our structuring activities within the next twelve months .  The final amounts and timing could change based on various factors such as finalization of asset valuations and further tax analyzes related to the acquired assets. We believe we will have sufficient available cash to pay the liability when it becomes due.
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. During the first quarter 2012, we borrowed $355,000 and used the facilities to pay a portion of the consideration for the acquisition of Enobia. As of March 31, 2012, we borrowed $115,000 under the revolving credit facility, and we had open letters of credit of $3,689 Our borrowing availability was approximately $81,000 at March 31, 2012. In April 2012, we made payments of $60,000 on the revolving credit facility. We expect that cash generated from operations will be sufficient to meet debt service obligations. Unless we utilize the revolving credit facility cash for other purposes, we expect to repay the full amount of the debt within two years. We were in compliance with our covenants on the date of borrowing, and we forecast compliance with these covenants on an ongoing basis.  We also seek to maintain a minimum cash balance representing at least one year of operating expenses, and we may utilize the revolving credit facility to meet this cash balance.
Contingent Liabilities
As of March 31, 2012, our accrued royalty balance of $92,127 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. We have classified these amounts as current liabilities, and we expect to have sufficient cash to pay amounts if and when they become due. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.
Taxes
We do not provide US taxes on the undistributed earnings of its non-US subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by its non-US subsidiaries, as cash generated in the US, as well as borrowings, are expected to be sufficient to meet future US liquidity needs. At March 31, 2012, approximately $102,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. In connection with the acquisition of Enobia, our foreign subsidiary borrowed $130,000 under the credit facility. Due to the liability position of our foreign subsidiaries, they will repay the bank debt prior to having excess cash available which could be used to repatriate to our entities in the United States.
Cash Flows
Change in cash and cash equivalents:

	Three months ended March 31,
	2012	2011	$ Variance
Net cash provided by operating activities	$62,805	$24,361	$38,444
Net cash used in investing activities	(609,197)	(72,965)	(536,232)
Net cash provided by financing activities	364,622	69,892	294,730
Effect of exchange rate changes on cash	293	997	(704)
Net change in cash and cash equivalents	$(181,477)	$22,285	$(203,762)

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The decrease in cash and cash equivalents was primarily due to cash used for the Enobia acquisition, offset by cash generated from operations, borrowings under our credit facility and stock option exercises.

Operating Activities
The components of cash flows from operating activities, as reported in our Statement of Cash Flows, are as follows:

•	Our reported net income was $45,413 and $26,830 for the three months ended March 31, 2012 and 2011, respectively.

•
Non-cash items included depreciation and amortization, change in fair value of contingent consideration, share-based compensation expense, deferred taxes, marketable securities premium amortization, unrealized foreign currency (gain) loss, gains and losses on forward contracts, currency translation adjustments, and loss on disposal of property, plant and equipment, and were $44,828 and $21,592 for the three months ended March 31, 2012 and 2011, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $27,436 and $24,061 for the three months ended March 31, 2012 and 2011, respectively. The $27,436 change in operating assets and liabilities primarily relates to:

•	Increases in accounts receivable of $20,184 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories.

•	Increase in inventory of $9,746 relates to increased production at ARIMF and resulting inventory buildup to support commercial growth.

•	Decrease in prepaid expenses and other assets of $5,372, mainly related to prepaid inventory, tax receivables and prepaid taxes.

•	Decrease of $2,845 in accounts payable and accrued expenses related to compensation and legal; offset by increases in rebates and royalties.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $3,766 and $2,222 for the three months ended March 31, 2012 and 2011, respectively.

•	Maturities of marketable securities of $35,000 for the three months ended March 31, 2011.

•	Payments of $605,429 and $105,405 related to the acquisitions of Enobia, Taligen and Orphatec for the three months ended March 31, 2012 and 2011, respectively.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $15,822 and $9,685 for the three months ended March 31, 2012 and 2011, respectively.
In connection with the acquisition of Enobia, we borrowed approximately $320,000 under the Credit Agreement and used our available cash for the remaining purchase price.  We borrowed $240,000 under the term loan facility and $80,000 under the revolving credit facility. We borrowed an additional $35,000 under the revolving facility during the first quarter 2012. The term loan facility requires minimum quarterly payments of $12,000 starting in June 2012, and we expect to generate sufficient cash flow from our operations to fund the required principal and interest payments.  We expect to repay the revolving facility over the next 1 to 2 years as we generate cash from operations.  In addition to the amounts borrowed, approximately $81,000 is available for borrowing as of March 31, 2012 under the revolving facility which we can utilize as needed.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2011, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” In addition to the contingent consideration obligations associated with the Enobia, Taligen and Orphatec acquisitions (described above), other significant contractual obligations are described below.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Revolving Credit Facility
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl entered into the Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 beginning on June 30, 2102 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the facility by $150,000.
We may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of loans denominated in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus in each case of (A), (B) or (C), 0.25% to 1.00% depending on our consolidated leverage ratio of our cash to liabilities (as calculated in accordance with the Credit Agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 7, 2017, the maturity date.
Our obligations under the credit facilities are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of Alexion Pharma International Sàrl under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries.
The Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.
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
We currently rely on two manufacturing facilities, ARIMF and Lonza, to produce commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa. Our clinical and preclinical quantities of other product candidates are produced at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
 We have various agreements with Lonza, with remaining total commitments of approximately $207,500 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except per share data)
Interest Rate Risk
As of March 31, 2012, we held all of our cash and cash equivalents in bank accounts and money market funds, and we do not believe a change in interest rates would have a material impact on our statement of operations.
In February 2012, we entered into the Credit Agreement. Alexion may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on Alexion's consolidated leverage ratio

(as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1%, plus in each case of (A), (B) or (C) 0.25% to 1.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the agreement). We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At March 31, 2012, we had approximately $355,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $3,500.
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the U.S., and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.
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
As of March 31, 2012, we held foreign exchange forward contracts with notional amounts totaling $769,378. As of March 31, 2012, our outstanding foreign exchange forward contracts had a net fair value of $17,020.
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
Credit Risk
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign and local governments, and the amount of non-sovereign accounts receivable is not material. As of March 31, 2012, our gross accounts receivable in Greece, Italy and Spain were approximately $92,600. Approximately $29,900 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $4,200 related to these receivables as of March 31, 2012. During the three months ended March 31, 2012, we have recorded expense of approximately $950 related to expectation of delayed payment from these countries.
Our net accounts receivable on these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Greece	$1,606	$806
Italy	35,335	7,824
Spain	51,528	18,129

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
As previously reported in our Current Report on Form 8-K filed on January 28, 2011, in January  2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of a Novartis patent and seeks, among other things, monetary damages.

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
We tested Soliris in only a small number of patients. The FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. PNH and aHUS are ultra-rare diseases. As more patients use Soliris, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved uses of Soliris, which may include administration of Soliris under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of Soliris for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications and as Soliris is studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.
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
 Patients who use Soliris already often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks, including, for example, bone marrow failure, kidney failure and thrombosis. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to Soliris. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market Soliris, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to Soliris, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals Soliris receives or maintains.
Some patients treated with Soliris for PNH and other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including Meningococcal infection. Serious cases of Meningococcal infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. Under controlled settings, patients in our eculizumab trials all receive vaccination against Meningococcal infection prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose. A physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as in a patient presenting with aHUS or during the health crisis that began in May 2011 in Europe, principally in Germany, due to the epidemic of infections from Enterohemorrhagic Escherichia coli. Vaccination does not, however, eliminate all risk of Meningococcal infection. Additionally, in some countries there may not be any vaccine approved for general use or approved for use in infants and children. Some patients treated with Soliris who had been vaccinated have nonetheless experienced Meningococcal infection, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.
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
 The European Commission (EC) and the FDA approved the use of ARIMF for the production of Soliris in December 2009 and August 2010, respectively. We are authorized to sell product that is manufactured in our facility in the United States, the European Union and certain other territories. However, we will not be capable of manufacturing Soliris at ARIMF for commercial sale in Japan or other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in Japan and such other territories until that time.
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
For the three months ended March 31, 2012, our single largest customer accounted for 20% of our global Soliris net product sales, and our three largest customers accounted for approximately 38% of our global net product sales. As of March 31, 2012, our single largest customer accounted for 18% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates, Including Asfotase Alfa and Eculizumab for Indications Other than PNH and aHUS
None of our product candidates except for Soliris has received regulatory approvals. Soliris has not been approved for any indication other than for the treatment of patients with PNH and aHUS. If we are unable to obtain regulatory approvals to market one or more of our product candidates, including asfotase alfa and Soliris for other indications, our business may be adversely affected.
All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States and the European Union. We do not know when or if our product candidates, including asfotase alfa and Soliris for other indications, will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, including asfotase alfa, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the design or results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, including asfotase alfa, our company could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.
There are many reasons why drug testing could be delayed or terminated.
For human trials, patients must be recruited and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic diseases that we are studying. Many of our programs focus on diseases with small patient populations and insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate, including asfotase alfa, at any time due to unfavorable results or other reasons, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any.
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
The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. We must obtain regulatory approval for each of our product candidates, including asfotase alfa, before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our product candidates will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. Generally, preclinical and clinical testing of product candidates can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates, including asfotase alfa. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory agency's requirements for safety, efficacy and quality;

•	limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.
Even if asfotase alfa and our other product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payers.
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
Inability to contract with third-party manufacturers and other third party providers on commercially reasonable terms, or failure or delay by us or our third-party manufacturers or other third party providers to provide services with respect to our drug products, including asfotase alfa if approved, in the volumes and quality required, would have a material adverse effect on our business.
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to best ensure uninterrupted supply, and may do so in the future.  Europe's Committee for Medicinal Products for Human Use has recently approved implementation of one additional third party vialer for Soliris and we expect to seek similar approvals for such vialer for the US, Japan and elsewhere.  No guarantee can be made that other regulators will approve implementation of such third party vialer or additional third party vialers in a timely manner or at all, nor that any such third-party vialer will be able to perform such services for sufficient product volumes for any country or territory. Manufacture of our drug products, including asfotase alfa, is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third-party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from Enobia, Taligen and Orphatec, such as asfotase alfa. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
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
In February 2012 we acquired Enobia Pharma Corp and made an upfront payment of approximately $624 million. We used a substantial portion of our cash on hand and incurred $320 million of debt under the terms of a senior secured credit facility to finance the acquisition. In addition, the definitive agreements for each of the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $470 million, $367 million and $42 million, respectively, if and when certain development and commercial milestones are achieved. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
We are significantly leveraged.
In February 2012 we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a credit agreement (Credit Agreement) with a syndication of lenders. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Our obligations under the credit facility are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of Alexion Pharma International under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries. We may elect that the loans under the credit facilities bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus in each case of (A), (B) or (C), 0.25% to 1.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement).
The credit facilities, and the contingent consideration payable in connection with our acquisitions remain outstanding or available, and the degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on the credit facilities;

•	make it difficult for us to obtain financing for additional acquisitions or in-licensing opportunities or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for, or reacting to changes in, our business.
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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the US dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the US dollar, primarily the Euro, Japanese Yen and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 9, Derivative Instruments and Hedging Activities, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The credit and financial market conditions may aggravate certain risks affecting our business.
Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan repayment of its debt to international pharmaceutical companies. We sold the associated bonds in July 2011 and recorded expense of approximately $4.1 million related to the reduction of value of the Greek bonds and other delays impacting the book value of our accounts receivable in other countries. Soliris is approved for the treatment of patients with PNH and aHUS in the United States and the European Union and for the treatment of PNH in several other territories. If Soliris is approved in additional territories for PNH, aHUS, or for additional indications that are under clinical development, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increases in the number of patients receiving Soliris that require reimbursement. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectable, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union have deteriorated throughout 2011 and into 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to receivables in Greece, Italy and Spain that have been outstanding for greater than one year as of March 31, 2012.
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

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 , (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) Notes To Condensed Consolidated Financial Statements.

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

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: May 2, 2012		Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: May 2, 2012		Vikas Sinha, M.B.A., C.A. Senior Vice President and Chief Financial Officer (principal financial officer)