Form 10-Q
period 2012-06-30
ALEXION PHARMACEUTICALS INC
filed 2012-07-27
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	193,059,462
Class	Outstanding at July 24, 2012

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands)

	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$806,210	$540,865
Trade accounts receivable, net	282,722	244,288
Inventories	94,108	81,386
Deferred tax assets	19,127	19,132
Prepaid expenses and other current assets	73,994	55,599
Total current assets	1,276,161	941,270
Property, plant and equipment, net	164,568	165,852
Intangible assets, net	675,796	91,604
Goodwill	255,405	79,639
Deferred tax assets	66,430	103,868
Other assets	19,250	12,518
Total assets	$2,457,610	$1,394,751

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$23,752	$16,029
Accrued expenses	270,573	186,064
Deferred revenue	26,812	17,905
Deferred tax liabilities	842	862
Current portion of long-term debt	48,000	—
Other current liabilities	5,183	9,365
Total current liabilities	375,162	230,225
Long-term debt, less current portion	180,000	—
Contingent consideration	139,995	18,120
Other liabilities	12,759	11,914
Total liabilities	707,916	260,259

Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 192,866 and 185,616 shares issued at June 30, 2012 and December 31, 2011, respectively	19	19
Additional paid-in capital	1,782,757	1,261,589
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive income	16,542	4,179
Accumulated deficit	(46,948)	(128,619)
Total stockholders' equity	1,749,694	1,134,492
Total liabilities and stockholders' equity	$2,457,610	$1,394,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net product sales	$274,719	$185,699	$519,452	$351,825
Cost of sales	31,613	21,745	59,881	40,973
Operating expenses:
Research and development	59,635	35,646	105,043	66,456
Selling, general and administrative	94,855	78,180	182,097	144,037
Acquisition-related costs	4,807	1,000	18,480	10,928
Amortization of purchased intangible assets	104	104	208	174
Total operating expenses	159,401	114,930	305,828	221,595
Operating income	83,705	49,024	153,743	89,257
Other income and expense:
Investment income	282	772	555	1,168
Interest expense	(2,079)	(203)	(4,366)	(401)
Foreign currency loss	(186)	(506)	(401)	(111)
Income before income taxes	81,722	49,087	149,531	89,913
Income tax provision	45,464	14,342	67,860	28,338
Net income	$36,258	$34,745	$81,671	$61,575
Earnings per common share
Basic	$0.19	$0.19	$0.44	$0.34
Diluted	$0.18	$0.18	$0.42	$0.32
Shares used in computing earnings per common share
Basic	188,575	182,962	187,129	182,347
Diluted	197,051	191,187	195,832	190,790

Comprehensive income	$45,244	$29,393	$94,034	$49,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$81,671	$61,575
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,419	8,706
Change in fair value of contingent consideration	4,875	881
Share-based compensation expense	26,306	23,165
Deferred taxes	3,195	19,176
Marketable securities premium amortization	—	201
Unrealized foreign currency gain	(915)	(4,802)
Gains on forward contracts	(4,174)	(2,746)
Loss on disposal of property, plant and equipment	17	—
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(41,717)	(35,768)
Inventories	(9,290)	(9,500)
Prepaid expenses and other assets	7,158	(5,491)
Accounts payable, accrued expenses and other liabilities	76,890	36,934
Deferred revenue	8,897	10,714
Net cash provided by operating activities	164,332	103,045
Cash flows from investing activities:
Proceeds from maturity or sale of marketable securities	—	74,100
Purchases of property, plant and equipment	(8,018)	(9,836)
Payments for acquisitions of businesses, net of cash acquired	(605,735)	(105,886)
Increase in restricted cash	(3)	(348)
Net cash used in investing activities	(613,756)	(41,970)
Cash flows from financing activities:
Debt issuance costs	(6,184)	—
Payments on capital leases	(287)	(290)
Proceeds from revolving credit facility	115,000	60,000
Payments on revolving credit facility	(115,000)	(60,000)
Proceeds from term loan	240,000	—
Payments on term loan	(12,000)	—
Excess tax benefit from stock options	1,551	1,532
Net proceeds from issuance of common stock	462,264	—
Net proceeds from the exercise of stock options	30,226	16,546
Net cash provided by financing activities	715,570	17,788
Effect of exchange rate changes on cash	(801)	1,860
Net change in cash and cash equivalents	265,345	80,723
Cash and cash equivalents at beginning of period	540,865	267,145
Cash and cash equivalents at end of period	$806,210	$347,868

Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$718	$3,012
Contingent consideration issued in acquisitions	117,000	16,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of operations for the for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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

Acquisition of Enobia Pharma Corp.

On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Enobia were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. Enobia's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition is intended to further our objective to develop and commercialize therapies for patients with severe, ultra-rare and life-threatening disorders. Enobia's lead product candidate asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments.
We made an upfront cash payment of $623,876 for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 would be due upon reaching various regulatory and sales milestones. We financed the acquisition with existing cash and proceeds from our new credit facility (Note 7).
A reconciliation of upfront payments in accordance with the purchase agreement to the total purchase price is presented below:

Enobia
Base payment per agreement	$610,000
Cash acquired	18,141
Working capital adjustment	(4,265)
Upfront payment in accordance with agreement	623,876
Estimated fair value of contingent consideration	117,000
Total purchase price	$740,876

The initial estimate of fair value of contingent consideration was $117,000, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (described further in Note 11). The resulting probability-weighted cash flows were discounted using a cost of debt rate of 5.2% for developmental milestones and a weighted average cost of capital rate of 13% for commercial milestones. These rates are representative of market participant assumptions. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $470,000 if asfotase alfa gains U.S., European and Japanese marketing approval and reaches applicable sales levels.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At June 30, 2012, the fair value of the contingent consideration for Enobia was $120,512. Changes in fair value of the consideration for Enobia were $1,876 and $3,512 for the three and six months ended June 30, 2012, respectively.
The fair values of acquired assets and liabilities are based on preliminary estimates and are subject to change. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

Enobia
Cash and cash equivalents	$18,141
Current assets	5,536
In-process research and development	587,000
Other noncurrent assets	910
Assets acquired	611,587
Deferred tax liability	(33,231)
Other liabilities assumed	(13,246)
Liabilities assumed	(46,477)
Goodwill	175,766
Net assets acquired	$740,876
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
We recorded a net deferred tax liability of $33,231. This amount was primarily comprised of $78,620 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $45,389.
For the six months ended June 30, 2012, we recorded $6,794 of expenses associated with the operations of Enobia from February 7, 2012 through March 31, 2012 in our consolidated statement of comprehensive income. Effective April 1, 2012, the operations of Enobia were integrated into our operations.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the three months ended June 30, 2011 and for the six months ended June 30, 2012 and 2011 as if the acquisition of Enobia had been completed on January 1, 2011. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. The pro forma results have been adjusted to remove costs associated with changes in the fair value of Enobia's preferred stock. Included in the pro forma net income for the six months ended June 30, 2012, are approximately $17,100 and $7,900 of Alexion and Enobia acquisition-related costs, respectively, which are not expected to have an ongoing impact.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	Three months ended	Six months ended
	June 30,	June 30,
	2011	2012	2011
Revenues	$185,699	$519,452	$351,825
Net income	21,982	63,257	41,025
Earnings per common share
Basic	$0.12	$0.34	$0.22
Diluted	$0.11	$0.32	$0.22

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
The initial estimate of fair value of contingent consideration was $11,634. Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At June 30, 2012, the fair value of the contingent consideration for Taligen was $13,839. Changes in fair value of the consideration for Taligen were $(25) and $666 for the three months ended June 30, 2012 and 2011, respectively and $1,155 and $750 for the six months ended June 30, 2012 and 2011, respectively.
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
The initial estimate of fair value of contingent consideration was $5,086. Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work progresses towards the achievement of the milestones. At June 30, 2012, the fair value of the contingent consideration for Orphatec was $5,644. Changes in fair value of the consideration for Orphatec were $116 and $79 for the three months ended June 30, 2012 and 2011, respectively and $208 and $131 for the six months ended June 30, 2012 and 2011, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

Acquisition-Related Costs

Acquisition-related costs for the three and six months ended June 30, 2012 and 2011 include the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Separately-identifiable employee costs	$799	$—	$3,095	$6,597
Professional fees	2,041	255	10,510	3,450
Changes in fair value of contingent consideration	1,967	745	4,875	881
	$4,807	$1,000	$18,480	$10,928
During the three and six months ended June 30, 2012, we incurred approximately $4,700 and $17,100, respectively, in costs related to the Enobia acquisition, which are included in this table above.

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
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and into 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of June 30, 2012, our gross accounts receivable in Italy and Spain were approximately $75,700. Approximately $22,600 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,100 related to these receivables as of June 30, 2012. During the three and six months ended June 30, 2012, we have recorded expense of approximately $520 and $1,465, respectively, related to the expectation of delayed payment from these countries. Our net accounts receivable on these countries as of June 30, 2012 are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Italy	$33,898	$6,632
Spain	$39,690	$14,709

5.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	June 30,	December 31,
	2012	2011
Raw materials	$7,622	$9,677
Work-in-process	31,006	37,000
Finished goods	55,480	34,709
	$94,108	$81,386

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

6.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	June 30, 2012	December 31, 2011
Licenses, patents and purchased technology, net	$21,246	$24,054
Acquired IPR&D	654,550	67,550
Intangible assets	$675,796	$91,604
Goodwill	$255,405	$79,639

 As of June 30, 2012, we have recorded indefinite-lived intangible assets of $654,550, which consisted of $587,000, $59,500, and $8,050 of purchased IPR&D from our acquisitions of Enobia, Taligen and Orphatec, respectively.

The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2011	$79,639
Goodwill resulting from the Enobia acquisition	175,766
Balance at June 30, 2012	$255,405

7.	Debt
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with a syndication of banks, that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

In connection with entering into the Credit Agreement, we paid approximately $6,184 in financing costs which are being amortized as interest expense over the life of the debt.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the second quarter ended June 30, 2012, we repaid the revolving facility in full. As of June 30, 2012, we had open letters of credit of $9,814, and our borrowing availability under the revolving facility was $190,186 at June 30, 2012.
The fair value of our long term debt, which are measured using Level 2 inputs, approximates book value.
On February 7, 2012, the Second Amended and Restated Credit Agreement (Prior Credit Agreement), dated March 7, 2011 was terminated. All outstanding borrowings under the Former Credit Agreement were cancelled. The Former Credit Agreement was terminated in connection with, and simultaneously with, execution of the Credit Agreement described above.
In February 2012, our Convertible Senior 1.375% Notes (the 1.375% Notes) became due. Prior to the maturity of the 1.375% Notes, we issued an additional 91 shares of our common stock upon conversion of $718 principal amount. At June 30, 2012, there are no 1.375% Notes outstanding.

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
The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income used for basic calculation	$36,258	$34,745	$81,671	$61,575
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	—	4	—	16
Net income used for diluted calculation	$36,258	$34,749	$81,671	$61,591
Shares used in computing earnings per common share—basic	188,575	182,962	187,129	182,347
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	—	138	16	305
Stock awards	8,476	8,087	8,687	8,138
Dilutive potential common shares	8,476	8,225	8,703	8,443
Shares used in computing earnings per common share—diluted	197,051	191,187	195,832	190,790
Earnings per common share:
Basic	$0.19	$0.19	$0.44	$0.34
Diluted	$0.18	$0.18	$0.42	$0.32
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and six months ended June 30, 2012, and 2011 because their effect is anti-dilutive:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Potentially dilutive securities:
Options to purchase common stock	1,489	2,142	1,551	1,723
Unvested restricted stock and restricted stock units	—	9	6	10
	1,489	2,151	1,557	1,733

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At June 30, 2012, we have open contracts with notional amounts totaling $738,664 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Gain (loss) recognized in AOCI, net of tax	$7,301	$(5,466)	$9,915	$(13,317)
Gain (loss) reclassified from AOCI to net product sales (effective portion)	$2,950	$(2,476)	$4,075	$(2,076)
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion)	$661	$(428)	$(84)	$(1,086)
Assuming no change in foreign exchange rates from market rates at June 30, 2012, $17,964 of a gain recognized in accumulated other comprehensive income is expected to be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2012, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $161,656.
We recognized a gain (loss) of $4,148 and $(5,433), in other income and expense, for the three months ended June 30, 2012 and 2011, respectively, and $4,257 and $(12,390), for the six months ended June 30, 2012 and 2011, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at June 30, 2012 and December 31, 2011:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$20,182	Other current liabilities	$1,685
Foreign exchange forward contracts	Other non-current assets	11,090	Other non-current liabilities	2,247
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1,153	Other current liabilities	2,923
Total fair value of derivative instruments		$32,425		$6,855

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$14,118	Other current liabilities	$5,889
Foreign exchange forward contracts	Other non-current assets	6,465	Other non-current liabilities	2,552
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	4,745	Other current liabilities	2,033
Total fair value of derivative instruments		$25,328		$10,474

10.	Stockholders' Equity
In May 2012, in conjunction with our addition into the S&P 500 Index, we completed the sale of 5,000 shares of our common stock in a public offering. The net proceeds from the sale of shares in the offering were $462,264.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2012
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$698,549	$—	$698,549	$—
Other current assets	Foreign exchange forward contracts	$21,335	$—	$21,335	$—
Other assets	Foreign exchange forward contracts	$11,090	$—	$11,090	$—
Other current liabilities	Foreign exchange forward contracts	$4,608	$—	$4,608	$—
Other liabilities	Foreign exchange forward contracts	$2,247	$—	$2,247	$—
Contingent consideration	Acquisition-related contingent consideration	$139,995	$—	$—	$139,995

		Fair Value Measurement at December 31, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$428,431	$—	$428,431	$—
Other current assets	Foreign exchange forward contracts	$18,863	$—	$18,863	$—
Other assets	Foreign exchange forward contracts	$6,465	$—	$6,465	$—
Other current liabilities	Foreign exchange forward contracts	$7,922	$—	$7,922	$—
Other liabilities	Foreign exchange forward contracts	$2,552	$—	$2,552	$—
Contingent consideration	Acquisition-related contingent consideration	$18,120	$—	$—	$18,120

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

June 30, 2012
Balance at beginning of period	$(18,120)
Amounts acquired or issued	(117,000)
Changes in fair value	(4,875)
Balance at end of period	$(139,995)

Valuation Techniques
Items classified as Level 2 within the valuation hierarchy, consisting of an institutional money market fund held at a multinational financial institution, are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of June 30, 2012, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Provision for income taxes	$45,464	$14,342	$67,860	$28,338
Effective tax rate	55.6%	29.2%	45.4%	31.5%

The tax provision for the three and six months ended June 30, 2012 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the impact of the tax expense of $21,812 associated with the structuring of the Enobia business. The tax provision for the three and six months ended June 30, 2011 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
The Internal Revenue Service (IRS) continues their examination of our U.S. income tax returns for 2008 and 2009, and we anticipate this examination to be completed within the next twelve months.  If the IRS examination produces a substantial adjustment for those and other periods, the impact on our income tax provision may be significant and could have an impact on our results of operations.

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
For the three months ended June 30, 2012, and 2011, we recorded matching contributions of approximately $943, and $728, respectively. For the six months ended June 30, 2012, and 2011, we recorded matching contributions of approximately $2,055, and $1,605, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

Defined Benefit Plans
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
The components of net periodic benefit cost are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$1,151	$1,081	$2,361	$2,064
Interest cost	110	98	228	188
Expected return on plan assets	(129)	(105)	(260)	(199)
Employee contributions	(301)	(268)	(585)	(507)
Amortization	75	62	151	118
Total net periodic benefit cost	$906	$868	$1,895	$1,664

14.	Commitments and Contingencies
Commitments
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $192,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

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
At June 30, 2012 and December 31, 2011, we have recorded $102,770 and $82,010 respectively, in accrued expenses for royalties. Our cost of sales for the three and six months ended June 30, 2012 and 2011 includes amounts recorded for both changes in contingent liabilities described above and for existing royalty agreements.

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
Business
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two ultra-rare and severe disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), an ultra-rare and life-threatening blood disorder, and atypical hemolytic uremic syndrome (aHUS), an ultra-rare and life-threatening genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
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

Recent Developments

Enobia Acquisition
On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Enobia's lead product candidate, asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We agreed to make an upfront payment of $610,000 subject to purchase price adjustments, which resulted in us making an upfront cash payment of $623,876 for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 would be due upon reaching various regulatory and sales milestones. We financed the acquisition with existing cash and proceeds from our new credit facility.

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

Common Stock Offering
In May 2012, in conjunction with our addition into the S&P 500 Index, we completed the sale of 5,000 shares of our common stock in a public offering. The net proceeds from the sale of shares in the offering were $462,264.

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Our clinical programs, including investigator initiated clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		Cold Agglutinin Disease (CAD)*	Phase II
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS - Pediatric	Phase IV
		aHUS - Adult	Phase IV
	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
		MPGN II (Dense Deposit Disease or DDD)*	Phase II
		Presensitized Renal Transplant - Living Donor	Phase II
		Presensitized Renal Transplant - Deceased Donor	Phase II
		ABO Incompatible Renal Transplant*	Phase II
	Neurology	Myasthenia Gravis (MG)	Phase II
		Neuromyelitis Optica (NMO)*	Phase II
	Ophthalmology	Dry Age-Related Macular Degeneration (AMD)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP	Metabolic Disorders	MoCD Type A	Preclinical
ALXN 1102/1103	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I
Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I

*	Investigator Initiated Trial

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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

Nephrology

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). Our STEC-HUS development program was initiated in connection with the widespread outbreak of EHEC in Germany in May and June 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other conditions with severe and uncontrolled complement activation, including aHUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. aHUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS. The EC has granted orphan designation for eculizumab as a treatment for patients with STEC-HUS.
Dense Deposit Disease (DDD)
We are aware that independent investigators have commenced studies to evaluate eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef nephropathy. DDD, also called Type II membrano-proliferative glomerulonephritis (MGPN II), is an ultra-rare form of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained uncontrolled complement activation and inflammation. Clinically, this disease is characterized by the onset of severe proteinuria (excess protein in the urine), often accompanied by nephrotic syndrome which is refractory to immunosuppressant therapy. In most cases, the disease progresses to chronic renal failure, requiring dialysis and renal transplantation.
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
We initiated enrollment in a multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts, and we have also opened certain study sites in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive deceased donor grafts. We are also aware that an independent investigator has also started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient.
Neurology
Myasthenia Gravis (MG)
The FDA authorized our Investigational New Drug Application (IND) for studying the safety and efficacy of eculizumab in treating patients with severe, refractory MG, an ultra-rare autoimmune syndrome characterized by uncontrolled complement activation leading to the failure of neuromuscular transmission. Enrollment was closed with 14 patients. Preliminary data from the Phase II trial demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Ophthalmology
Dry Age-Related Macular Degeneration (AMD)
AMD is a medical condition usually affecting older adults in which complement activation results in a loss of vision in the center of the visual field (the macular) and complement-mediated damage to the retina. AMD is a significant cause of visual impairment in older adults. In May 2012, researchers presented six-month results of an investigator initiated exploratory study using systemic complement inhibition for the potential treatment of dry AMD. The lead investigator concluded that the drug, eculizumab, was safe in the patients studied. The lead investigator also concluded that systemic inhibition of complement did not significantly improve the prospectively identified primary endpoints of the study, measurements of dry AMD.

Asfotase Alfa
Hypophosphatasia (HPP)
HPP is an ultra-rare, genetic, and life-threatening metabolic disease characterized by impaired phosphate and calcium regulation, leading to progressive damage to multiple vital organs including destruction and deformity of bones, profound muscle weakness, seizures, impaired renal function, and respiratory failure. The severe manifestations of the genetic deficiency in HPP affect people of all ages, and approximately 50% of infants with the disease do not survive past one year of age. HPP is caused by mutations in the gene encoding the enzyme Tissue Nonspecific Alkaline Phosphatase. This enzyme normally breaks down metabolic substrates such as inorganic pyrophosphate and pyridoxal phosphate.
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, directly addresses the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. We have initiated a natural history study in infants with HPP. We acquired asfotase alfa in February 2012 in connection with our acquisition of Enobia.

cPMP
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. We acquired assets related to a cPMP replacement therapy from Orphatec Pharmaceuticals GmbH in February 2011. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A. We are currently conducting pre-IND toxicology studies with cPMP replacement therapy.

ALXN 1102/1103
ALXN 1102/1103 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. We acquired a portfolio of preclinical product candidates, including ALXN 1102, in January 2011 in connection with the purchase of all of the equity interests of Taligen. ALXN 1102 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study. ALXN 1103 is being dosed in the same Phase I trial as a subcutaneous formulation.

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Enrollment and dosing was completed in our Phase I dose-escalation clinical study of samalizumab in patients with treatment refractory CLL or multiple myeloma. The trial enrolled 26 patients, and positive interim results from this trial were reported at the 2010 American Society for Hematology meeting.
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
We have various agreements with Lonza, with remaining total commitments of approximately $192,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

reporting unit unless the company determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. We will adopt the provisions of the guidance for our annual impairment test in 2012.
Results of Operations

Net Product Sales
The following table summarizes net product sales for the three and six months ended June 30, 2012 and 2011:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2012	2011	Variance	2012	2011	Variance
Net product sales	$274,719	$185,699	$89,020	$519,452	$351,825	$167,627

The increase in revenue for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to physicians requesting Soliris therapy for additional patients, as well as reimbursement and price approvals in additional territories, including approval for PNH in certain provinces in Canada in the third quarter of 2011 and approval and reimbursement for aHUS in the United States and some countries in Europe in late 2011. We also recognized $3,300 related to an agreement reached with a payor in the second quarter 2012 related to product shipped during 2011.
The increase in revenues was offset by the negative impact of approximately $6,337 and $9,268 for the three and six months ended June 30, 2012 due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the three and six months ended June 30, 2011. The negative impact was primarily due to the Euro, the British Pound and the Australian Dollar offset by a positive impact of the Japanese Yen.
Cost of Sales
Cost of sales were $31,613 and $21,745 for the three months ended June 30, 2012 and 2011, respectively and $59,881 and $40,973 for the three and six months ended June 30, 2012 and 2011, respectively. Cost of sales as a percentage of net revenue was 11.5% and 11.7% for the three months ended June 30, 2012 and 2011, respectively and 11.5% and 11.6%, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adjustment to our cost of sales.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2012	2011	Variance	2012	2011	Variance
Clinical development	$10,580	$11,364	$(784)	$22,859	$17,957	$4,902
Product development	21,466	5,345	16,121	29,260	8,788	20,472
Discovery research	1,718	747	971	3,600	1,393	2,207
Total external direct expenses	33,764	17,456	16,308	55,719	28,138	27,581
Payroll and benefits	23,004	14,507	8,497	43,572	31,284	12,288
Operating and occupancy	1,238	2,257	(1,019)	2,579	4,252	(1,673)
Depreciation and amortization	1,629	1,426	203	3,173	2,782	391
Total other R&D expenses	25,871	18,190	7,681	49,324	38,318	11,006
Research and development expense	$59,635	$35,646	$23,989	$105,043	$66,456	$38,587

For the three months ended June 30, 2012, the increase of $23,989 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $16,121 in external product development expenses related primarily to the production of clinical amounts of asfotase alfa.

•	Increase of $8,497 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.
For the six months ended June 30, 2012, the increase of $38,587 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $4,902 in external clinical development expenses related primarily to an expansion of studies of eculizumab and our asfotase alfa program acquired in February 2012, as well as an increase in costs related to other clinical programs (see table below).

•	Increase of $20,472 in external product development expenses related primarily the production of clinical amounts of asfotase alfa.

•	Increase of $2,207 in discovery research expenses related primarily to costs associated with our translation medicine group and our our asfotase alfa program acquired in February 2012.

•	Increase of $12,288 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical" above for a description of each of these programs:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2012	2011	Variance	2012	2011	Variance
External direct expenses
Eculizumab	$8,736	$11,274	$(2,538)	$18,767	$17,307	$1,460
Asfotase alfa	531	—	531	1,455	—	1,455
Samalizumab	161	67	94	544	158	386
Other Programs	1,073	—	1,073	1,632	—	1,632
Unallocated	79	23	56	461	492	(31)
	$10,580	$11,364	$(784)	$22,859	$17,957	$4,902
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2012	2011	Variance	2012	2011	Variance
Selling, general and administrative expense	$94,855	$78,180	$16,675	$182,097	$144,037	$38,060

For the three months ended June 30, 2012, the increase of $16,675 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $8,200. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $5,700 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $2,500 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $8,500 was primarily due to costs associated with marketing and professional services of $6,300, occupancy costs of $1,200 due to expansion of current facilities in the United States and Switzerland and new facilities associated with the acquisition of Enobia, and increase in expense of $600 related to the expectation of delayed payment of our accounts receivable in Greece and Spain.

For the six months ended June 30, 2012, the increase of $38,060 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $19,700. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $15,200 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $4,500 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $18,400 was primarily due to costs associated with marketing and professional services of $14,000, occupancy costs of $2,600 due to expansion of current facilities in the United States and Switzerland and new facilities associated with the acquisition of Enobia, and increase in expense of $1,200 related to the expectation of delayed payment of our accounts receivable in Greece and Spain.

Acquisition-related Costs
Acquisition-related costs for the three and six months ended June 30, 2012 and 2011 associated with our acquisitions included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Separately-identifiable employee costs	$799	$—	$3,095	$6,597
Professional fees	2,041	255	10,510	3,450
Changes in fair value of contingent consideration	1,967	745	4,875	881
	$4,807	$1,000	$18,480	$10,928
The following table provides information for acquisition-related costs for each acquisition:

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Enobia	$4,716	$—	$17,117	$—
Taligen	(25)	707	1,155	10,076
Orphatec	116	293	208	852
	$4,807	$1,000	$18,480	$10,928

Other Income and Expense
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $186 and $506, for the three months ended, and $401 and $111, for the six months ended June 30, 2012 and 2011, respectively. The losses recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $282 and $772, for the three months ended, and $555 and $1,168 for the six months ended June 30, 2012 and 2011, respectively.
We incur interest on our term notes, revolving credit facility, convertible notes and capital lease obligations. Interest expense was $2,079 and $203, for the three months ended and $4,366 and $401 for the six months ended June 30, 2012 and 2011, respectively. The increase in interest expense is primarily due to interest on our borrowing under our new credit facility used in the acquisition of Enobia in February 2012.
Income Taxes
During the three and six months ended June 30, 2012, we recorded an income tax provision of $45,464 and $67,860 and an effective tax rate of 55.6% and 45.4%, compared to an income tax provision of $14,342 and $28,338 and an effective tax rate of 29.2% and 31.5% for the three and six months ended June 30, 2011. The tax provision for the three and six months ended June 30, 2012 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the impact of the tax expense of $21,812 associated with the structuring of the Enobia business. The tax provision for the three and six months ended June 30, 2011 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
At the end of the second quarter of 2012, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Liquidity and Capital Resources
Cash, cash equivalents and working capital as of June 30, 2012 and December 31, 2011 were as follows:
Financial assets and liabilities:

	June 30, 2012	December 31, 2011	$ Variance
Cash and cash equivalents	$806,210	$540,865	$265,345
Long-term debt	$228,000	$—	$228,000

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Select measures of liquidity and capital resources:

	June 30, 2012	December 31, 2011	$ Variance
Current assets	$1,276,161	$941,270	$334,891
Current liabilities	375,162	230,225	144,937
Working capital	$900,999	$711,045	$189,954
Current ratio	3.40	4.09

The increase in cash and cash equivalents was primarily attributable to the net proceeds received from the common stock offering completed in May 2012, proceeds from our new credit facility and cash generated from operations, offset by cash used for the Enobia acquisition. The decrease in the current ratio was primarily due to an increase in our royalties, rebates payable and deferred revenue, as well as the usage of cash and incurrence of debt for the Enobia acquisition, offset by the proceeds received in our common stock offering.
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
Since the commercial launch of Soliris in 2007, we have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund for the foreseeable future, our operations including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary for future acquisitions or other strategic purposes.
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
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, corporate bonds, commercial paper, accounts receivable and our foreign exchange derivative contracts. At June 30, 2012, two individual customers accounted for 19% and 11% of the accounts receivable balance. At December 31, 2011, two individual customers accounted for 18% and 13% of the accounts receivable balance. For the three and six months ended June 30, 2012, two customers accounted for 20% and 11% of our product sales, respectively. For the three and six months ended June 30, 2011, one customer accounted for 18% of our product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of June 30, 2012, our gross accounts receivable in Italy and Spain were approximately $75,700. Approximately $22,600 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,100 related to these receivables as of June 30, 2012. During the three and six months ended June 30, 2012, we have recorded expense of approximately $520 and $1,465 related to expectation of delayed payment from these countries. Our net accounts receivable on these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Italy	$33,898	$6,632
Spain	$39,690	$14,709

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2012, we have foreign exchange forward contracts with notional amounts totaling $900,320. These outstanding foreign exchange forward contracts had a net fair value of $25,570, of which an unrealized gain of $32,425 is included in other assets, offset by an unrealized loss of $6,855 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At June 30, 2012, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, commercial paper, U.S. corporate bonds, federal agency obligations and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Enobia Acquisition
In February 2012, we completed a business combination of Enobia.  This acquisition required us to make upfront cash payments of approximately $623,876, which we have paid from our available cash and cash equivalents and proceeds from our new credit facility.
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
In February 2012, we completed the acquisition of Enobia.  In the second quarter of 2012, as a result of structuring the Enobia business, we recorded income tax expense of $21,812 in our income statement. The structuring will require us to make a cash payment of approximately $50,000 in early 2013, and this amount is fully accrued on our balance sheet as of June 30, 2012. We believe we will have sufficient available cash to pay the liability when it becomes due.
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility and we used our available cash for the remaining purchase price. During the second quarter ended June 30, 2012, we repaid the revolving facility in full. As of June 30, 2012, we had open letters of credit of $9,814, and our borrowing availability under the revolving facility was $190,186 at June 30, 2012. We expect that cash generated from operations will be sufficient to meet debt service obligations.
Contingent Liabilities
As of June 30, 2012, our accrued royalty balance of $102,770 includes estimates of royalties potentially owed to other third parties. The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. We have classified these amounts as current liabilities, and we expect to have sufficient cash to pay amounts if and when they become due. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity.
Taxes
We do not provide U.S. taxes on the undistributed earnings of our non-US subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by our non-US subsidiaries, as cash generated in the US, as well as borrowings, are expected to be sufficient to meet future US liquidity needs. At June 30, 2012, approximately $98,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. In connection with the acquisition of

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Enobia, our foreign subsidiaries have bank debt which remains outstanding at June 30, 2012. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States.
Cash Flows
Change in cash and cash equivalents:

	Six months ended June 30,
	2012	2011	$ Variance
Net cash provided by operating activities	$164,332	$103,045	$61,287
Net cash used in investing activities	(613,756)	(41,970)	(571,786)
Net cash provided by financing activities	715,570	17,788	697,782
Effect of exchange rate changes on cash	(801)	1,860	(2,661)
Net change in cash and cash equivalents	$265,345	$80,723	$184,622

The decrease in cash and cash equivalents was primarily due to cash used for the Enobia acquisition, offset by cash generated from operations, borrowings under our credit facility and stock option exercises.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•	Our reported net income was $81,671 and $61,575 for the six months ended June 30, 2012 and 2011, respectively.

•
Non-cash items included depreciation and amortization, change in fair value of contingent consideration, share-based compensation expense, deferred taxes, marketable securities premium amortization, unrealized foreign currency gains, gains on forward contracts, currency translation adjustments, and loss on disposal of property, plant and equipment, and were $40,723 and $44,581 for the six months ended June 30, 2012 and 2011, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $41,938 and $3,111 for the six months ended June 30, 2012 and 2011, respectively. The $41,938 change in operating assets and liabilities primarily relates to:

•	Increases in accounts receivable of $41,717 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories.

•	Increase in inventory of $9,290 related to increased production and resulting inventory buildup to support commercial growth.

•	Decrease in prepaid expenses and other assets of $7,158, primarily related to tax receivables and prepaid taxes.

•	Increase of $76,890 in accounts payable and accrued expenses and other liabilities primarily related to increases in accrued income taxes, rebates and royalties.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $8,018 and $9,836 for the six months ended June 30, 2012 and 2011, respectively.

•	Maturities of marketable securities of $74,100 for the six months ended June 30, 2011.

•	Payments of $605,735 and $105,886 related to the acquisitions of Enobia in the first quarter of 2012 and Taligen and Orphatec in the first quarter of 2012.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $30,226 and $16,546 for the six months ended June 30, 2012 and 2011, respectively. In addition, during the six months ended June 30, 2012, we recognized proceeds of $462,264 in connection with the sale of 5,000 shares of our common stock.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the second quarter ended June 30, 2012, we repaid the revolving facility in full. As of June 30, 2012, we had open letters of credit of $9,814, and our borrowing availability under the revolving facility was $190,186 at June 30, 2012.
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
Lonza Agreement
We have supply agreements with Lonza relating to the manufacture of eculizumab and asfotase alfa, which requires payments to Lonza at the inception of contract and as product is manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We currently rely on two manufacturing facilities, ARIMF and Lonza, to produce commercial and clinical quantities of

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Soliris and for clinical quantities of asfotase alfa. Our clinical and preclinical quantities of other product candidates are produced at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
 We have various agreements with Lonza, with remaining total commitments of approximately $192,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except per share data)
Interest Rate Risk
As of June 30, 2012, we held all of our cash and cash equivalents in bank accounts and money market funds, and we do not believe a change in interest rates would have a material impact on our statement of operations.
In February 2012, we entered into the Credit Agreement. Alexion may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1%, plus in each case of (A), (B) or (C) 0.25% to 1.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the agreement). We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At June 30, 2012, we had approximately $228,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $2,300.
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
As of June 30, 2012, we held foreign exchange forward contracts with notional amounts totaling $900,320. As of June 30, 2012, our outstanding foreign exchange forward contracts had a net fair value of $25,570.
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
Credit Risk
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of June 30, 2012, our gross accounts receivable in Italy and Spain were approximately $75,700. Approximately $22,600 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,100 related to these receivables as of June 30, 2012. During the three and six months ended June 30, 2012 , we have recorded expense of approximately $520 and $1,465, respectively, related to expectation of delayed payment from these countries. Our net accounts receivable on these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Italy	$33,898	$6,632
Spain	$39,690	$14,709

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PNH and aHUS are each ultra-rare diseases with small patient populations that have not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with Soliris, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.
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
Even in countries where patients have access to insurance, their insurance co-payment amounts or annual or lifetime caps on reimbursements may represent a barrier to obtaining or continuing Soliris. We have financially supported non-profit organizations which assist patients in accessing treatment for PNH and aHUS, including Soliris. Such organizations assist patients whose insurance coverage leaves them with prohibitive co-payment amounts or other expensive financial obligations. Such organizations' ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided Soliris without charge to patients who have no insurance coverage for drugs for related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.
We are also focusing development efforts on the use of eculizumab for the treatment of additional diseases. The success of these programs depends on many factors, including those described under the heading "Risks Related to Development, Clinical Testing and Regulatory Approval of our Product Candidates, including Eculizumab for Indications Other than PNH and aHUS." As eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or for any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.
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
 Regulatory agencies may require additional information or data with respect to our submissions for Soliris, including the marketing applications submitted to the EMA for the treatment of patients with aHUS. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. We were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country and Japanese authorities could require additional studies in Japan for Soliris for the treatment of patients with aHUS. We are also conducting prospective clinical trials in adult and pediatric patients to confirm the benefit of Soliris for the treatment of aHUS. Commercialization of Soliris for the treatment of PNH, aHUS or any other indication could be delayed, limited or may not occur in territories where we seek marketing approval if the applicable regulatory agency requires additional information or data.

Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other third party provider fails to provide sufficient quantities of Soliris. Commercial quantities of Soliris can only be manufactured at two facilities, including our own facility in Rhode Island. Vial filling can only be performed at two third party facilities.
Commercial quantities of Soliris are manufactured by us at Alexion's Rhode Island Manufacturing Facility (ARIMF) and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA and MHLW. If we or our third-party providers, including our product vialers, packagers and labelers, fail to comply fully with such regulations then there could be a government-enforced shutdown of production facilities or production lines, which in turn could lead to product shortages.
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
We are authorized to sell product that is manufactured in our facility in the United States, the European Union, Japan and certain other territories. However, we will not be capable of manufacturing Soliris at ARIMF for commercial sale in certain other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in such other territories until that time.
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
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to best ensure uninterrupted supply, and may do so in the future.  We currently rely on two third party vialers to support our commercial requirements in the US and Europe, and a single third party vialer to support requirements in Japan. No guarantee can be made that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.
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
For the three months ended June 30, 2012, our single largest customer accounted for 20% of our global Soliris net product sales, and our three largest customers accounted for approximately 38% of our global net product sales. As of June 30, 2012, our single largest customer accounted for 19% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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
Inability to contract with third party manufacturers and other third party providers on commercially reasonable terms, or failure or delay by us or our third party manufacturers or other third party providers to provide services with respect to our drug products, including asfotase alfa if approved, in the volumes and quality required, would have a material adverse effect on our business.
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to best ensure uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party vialers in a timely manner or at all, or that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. Manufacture of our drug products, including asfotase alfa, is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from Enobia, Taligen and Orphatec, such as asfotase alfa. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
 Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. We cannot assure you that we or our third party providers will successfully comply with all requirements and regulations, which failure could have a material adverse effect on our business.
 We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired ARIMF in July 2006. The EC, the FDA and MHLW have approved the use of ARIMF for the production of Soliris, and we are authorized to sell Soliris manufactured in our facility in the United States, the European Union, Japan and certain other territories. We are entirely dependent on only one third party provider for commercial vialing in certain territories, including Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at ARIMF under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. ARIMF is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.
 We, and our third party providers, may experience higher failure rates than in the past if and when we attempt to increase production volume. If we experience interruptions in the manufacture or supply of our products, our drug development and commercialization efforts will be delayed. If any of our outside third party providers stops manufacturing or supplying our products or reduces the amount manufactured or supplied, or is otherwise unable to provide our required amounts at our required quality, we may need to find other alternatives, which is likely to be expensive and time consuming, and also may result in reduced revenue during this period. Even if we are able to find alternatives they may ultimately be insufficient for our needs. As a result, our ability to conduct testing and drug trials and our plans for commercialization could be materially adversely affected. Submission of products and new development programs for regulatory approval, as well as our plans for commercialization, would be delayed or suspended. Our competitive position and our prospects for achieving or maintaining profitability could be materially and adversely affected.
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
The FDA, EC and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and EC granted orphan drug designation for aHUS. Orphan drug status which entitles us to exclusivity for a total of seven years in the United States and for ten years in Europe and Japan. However, if a competitive product that is the same as Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of the stated disease, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than

Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
If we fail to satisfy our debt service obligations or obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.
In February 2012 we acquired Enobia Pharma Corp and made an upfront payment of approximately $624 million. We used a substantial portion of our cash on hand and incurred $320 million of debt under the terms of a senior secured credit facility to finance the acquisition. In addition, the definitive agreements for each of the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $470 million, $367 million and $42 million, respectively, if and when certain development and commercial milestones are achieved. In May 2012 Alexion issued 5 million shares of its common stock in a public offering resulting in net proceeds of approximately $462 million. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
We are significantly leveraged.
In February 2012 we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a credit agreement (Credit Agreement) with a syndication of lenders. The Credit Agreement provides for a $240 million senior secured term loan facility and a $200 million senior secured revolving credit facility, which includes up to a $60 million sublimit for letters of credit and a $10 million sublimit for swingline loans. Our obligations under the credit facility are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of Alexion Pharma International under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries. We may elect that the loans under the credit facilities bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus in each case of (A), (B) or (C), 0.25% to 1.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement).
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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the US dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the US dollar, primarily the Euro, Japanese Yen and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 9, Derivative Instruments and Hedging Activities, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The credit and financial market conditions may aggravate certain risks affecting our business.
Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan repayment of its debt to international pharmaceutical companies. We sold the associated bonds in July 2011 and recorded expense of approximately $4.1 million through December 31, 2011 related to the reduction of value of the Greek bonds and other delays impacting the book value of our accounts receivable in other countries. Soliris is approved for the treatment of patients with PNH and aHUS in the United States and the European Union and for the treatment of PNH in several other territories. If Soliris is approved in additional territories for PNH, aHUS, or for additional indications that are under clinical development, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increases in the number of patients receiving Soliris that require reimbursement. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectable, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union have deteriorated throughout 2011 and into 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to receivables in Greece, Italy and Spain that have been outstanding for greater than one year as of June 30, 2012.
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
Natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability, could adversely affect our operations, including our ability to supply and commercialize Soliris.
Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the effects of these natural disasters, as well as acts of war or terrorism, shipping embargoes, labor unrest or political instability could disrupt our operations, or the operations of our vendors and other suppliers. Such events could adversely impact our facilities, or interfere with the manufacture or distribution of Soliris.
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 , (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011 and (iv) Notes To Condensed Consolidated Financial Statements.

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

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: July 27, 2012		Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: July 27, 2012		Vikas Sinha, M.B.A., C.A. Senior Vice President and Chief Financial Officer (principal financial officer)