Form 10-Q
period 2012-09-30
ALEXION PHARMACEUTICALS INC
filed 2012-10-29
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	194,285,561
Class	Outstanding at October 23, 2012

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$905,526	$540,865
Trade accounts receivable, net	311,369	244,288
Inventories	90,049	81,386
Deferred tax assets	19,177	19,132
Prepaid expenses and other current assets	84,270	55,599
Total current assets	1,410,391	941,270
Property, plant and equipment, net	165,047	165,852
Intangible assets, net	648,306	91,604
Goodwill	253,839	79,639
Deferred tax assets	14,509	103,868
Other assets	13,516	12,518
Total assets	$2,505,608	$1,394,751

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,962	$16,029
Accrued expenses	247,885	183,624
Deferred revenue	35,070	17,905
Current portion of long-term debt	48,000	—
Other current liabilities	9,025	10,227
Total current liabilities	361,942	227,785
Long-term debt, less current portion	113,000	—
Contingent consideration	139,453	18,120
Other liabilities	18,778	14,354
Total liabilities	633,173	260,259

Commitments and contingencies (Note 14)

Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 194,333 and 185,616 shares issued at September 30, 2012 and December 31, 2011, respectively	19	19
Additional paid-in capital	1,827,517	1,261,589
Treasury stock, at cost	(2,676)	(2,676)
Accumulated other comprehensive income	2,345	4,179
Retained earnings (deficit)	45,230	(128,619)
Total stockholders' equity	1,872,435	1,134,492
Total liabilities and stockholders' equity	$2,505,608	$1,394,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	2012	2011	2012	2011
Net product sales	$294,136	$204,047	$813,588	$555,872
Cost of sales:
Cost of sales	33,186	23,369	93,067	64,342
Gain on intellectual property settlement	(53,377)	—	(53,377)	—
Total cost of sales	(20,191)	23,369	39,690	64,342
Operating expenses:
Research and development	54,280	36,567	159,323	103,023
Selling, general and administrative	89,957	77,572	272,054	221,609
Acquisition-related costs	967	236	19,447	11,164
Impairment of acquired in-process research and development	26,300	—	26,300	—
Amortization of purchased technology	104	104	312	278
Total operating expenses	171,608	114,479	477,436	336,074
Operating income	142,719	66,199	296,462	155,456
Other income and expense:
Investment income	317	523	872	1,691
Interest expense	(1,855)	(204)	(6,220)	(605)
Foreign currency loss	(416)	(841)	(817)	(952)
Income before income taxes	140,765	65,677	290,297	155,590
Income tax provision	48,586	107	116,446	28,445
Net income	$92,179	$65,570	$173,851	$127,145
Earnings per common share
Basic	$0.48	$0.36	$0.92	$0.70
Diluted	$0.46	$0.34	$0.88	$0.66
Shares used in computing earnings per common share
Basic	193,353	183,706	189,219	182,805
Diluted	201,142	192,161	197,635	191,267

Comprehensive income	$77,982	$82,093	$172,017	$131,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$173,851	$127,145
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,613	13,202
Impairment of acquired in-process research and development	26,300	—
Change in fair value of contingent consideration	4,333	1,117
Share-based compensation expense	40,322	34,426
Deferred taxes	57,674	15,169
Unrealized foreign currency (gain) loss	(5,405)	3,415
(Gains) losses on forward contracts	(202)	3,044
Other	18	318
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(65,299)	(52,332)
Inventories	(3,467)	(10,863)
Prepaid expenses and other assets	(17,065)	(21,029)
Accounts payable, accrued expenses and other liabilities	59,945	54,488
Deferred revenue	17,038	11,197
Net cash provided by operating activities	305,656	179,297
Cash flows from investing activities:
Proceeds from maturity or sale of marketable securities	—	87,100
Purchases of property, plant and equipment	(14,257)	(15,241)
Payments for acquisitions of businesses, net of cash acquired	(605,735)	(105,886)
Increase in restricted cash	(3)	(351)
Net cash used in investing activities	(619,995)	(34,378)
Cash flows from financing activities:
Debt issuance costs	(6,184)	—
Payments on capital leases	(638)	(640)
Proceeds from revolving credit facility	115,000	60,000
Payments on revolving credit facility	(115,000)	(60,000)
Proceeds from term loan	240,000	—
Payments on term loan	(79,000)	—
Excess tax benefit from stock options	7,582	2,306
Net proceeds from issuance of common stock	462,212	—
Net proceeds from the exercise of stock options	54,910	24,531
Net cash provided by financing activities	678,882	26,197
Effect of exchange rate changes on cash	118	(107)
Net change in cash and cash equivalents	364,661	171,009
Cash and cash equivalents at beginning of period	540,865	267,145
Cash and cash equivalents at end of period	$905,526	$438,154

Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$718	$3,012
Contingent consideration issued in acquisitions	117,000	16,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.
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

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued a new standard on the presentation of comprehensive income. The new standard eliminated the alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this guidance during the first quarter 2012.

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

The initial estimate of fair value of contingent consideration was $117,000, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy (described further in Note 11). The resulting probability-weighted cash flows were discounted using a cost of debt rate of 5.2% for developmental milestones and a weighted average cost of capital rate of 13.0% for commercial milestones. These rates are representative of market participant assumptions. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $470,000 if various regulatory and sales milestones are achieved.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the achievement of the milestones. At September 30, 2012, the fair value of the contingent consideration for Enobia was $122,444. Changes in fair value of the consideration for Enobia were $1,932 and $5,444 for the three and nine months ended September 30, 2012, respectively.
The fair values of acquired assets and liabilities are based on preliminary estimates and are subject to change. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Enobia
Cash and cash equivalents	$18,141
Current assets	5,536
In-process research and development	587,000
Other noncurrent assets	910
Assets acquired	611,587
Deferred tax liability	(31,665)
Other liabilities assumed	(13,246)
Liabilities assumed	(44,911)
Goodwill	174,200
Net assets acquired	$740,876
Asset categories acquired in the Enobia acquisition included working capital, fixed assets, deferred tax assets and in-process research and development (IPR&D). The fair value of working capital was determined to approximate book values. The fair value assigned to the assets acquired and liabilities assumed has been prepared on a preliminary basis, and changes to

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

that allocation may occur as additional information becomes available related to working capital adjustments, indemnification assets and deferred taxes.
Intangible assets associated with IPR&D projects relate to Enobia's lead product candidate, asfotase alfa. The estimated fair value of $587,000 was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Enobia of 13.0%, which represents a rate of return that a market participant would expect for these assets. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis, as well as between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their estimated useful lives at that point in time.
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
We recorded a net deferred tax liability of $31,665. This amount was primarily comprised of $78,620 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $46,955.
For the nine months ended September 30, 2012, we recorded $6,794 of expenses associated with the operations of Enobia from February 7, 2012 through March 31, 2012 in our condensed consolidated statement of comprehensive income. Effective April 1, 2012, the operations of Enobia were integrated into our operations.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the three months ended September 30, 2011 and for the nine months ended September 30, 2012 and 2011 as if the acquisition of Enobia had been completed on January 1, 2011. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. The pro forma results have been adjusted to remove costs associated with changes in the fair value of Enobia's preferred stock. Included in the pro forma net income for the nine months ended September 30, 2012, are approximately $20,600 and $7,900 of Alexion and Enobia acquisition-related costs, respectively, which are not expected to have an ongoing impact.

	Three months ended	Nine months ended
	September 30,	September 30,
	2011	2012	2011
Revenues	$204,047	$813,588	$555,872
Net income	50,567	155,437	91,592
Earnings per common share
Basic	$0.28	$0.82	$0.50
Diluted	$0.26	$0.79	$0.48

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
The initial estimate of fair value of contingent consideration was $11,634. Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. At September 30, 2012, the fair value of the contingent consideration for Taligen was $9,615. Changes in fair value of the consideration for Taligen were $(4,224) and $149 for the three months ended September 30, 2012 and 2011, respectively and $(3,069) and $899 for the nine months ended September 30, 2012 and 2011, respectively. Included in this change in fair value of the Taligen for the three and nine months ended September 30, 2012 is a gain of $4,331 related to the decrease in the fair value of the contingent consideration related to this acquisition.  The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to the negative scientific findings, decrease in value and related deprioritization of the age-related macular degeneration program (Note 6).
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
The initial estimate of fair value of contingent consideration was $5,086. Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. At September 30, 2012, the fair value of the contingent consideration for Orphatec was $7,394. Changes in fair value of the consideration for Orphatec were $1,750 and $87 for the three months ended September 30, 2012 and 2011, respectively and $1,958 and $218 for the nine months ended September 30, 2012 and 2011, respectively.
Acquisition-Related Costs

Acquisition-related costs for the three and nine months ended September 30, 2012 and 2011 include the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Separately-identifiable employee costs	$457	$—	$3,552	$6,597
Professional fees	1,052	—	11,562	3,450
Changes in fair value of contingent consideration	(542)	236	4,333	1,117
	$967	$236	$19,447	$11,164
During the three and nine months ended September 30, 2012, we incurred approximately $3,400 and $20,600, respectively, in costs related to the Enobia acquisition, which are included in this table above.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels, contractual terms, and reliance on a single distributor in a market and financial strength of distributors.
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
Accounts Receivable
Our standard credit terms vary based on the country of sale and range from 30 to 120 days. Our consolidated average days’ sales outstanding ranges from 80 to 100 days. We sell Soliris to a limited number of customers, and we evaluate the creditworthiness of each such customer on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payor is government-owned or government-funded and we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries typically exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. If creditworthiness declines further, subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

As of September 30, 2012, our gross accounts receivable in Italy and Spain were approximately $86,100. Approximately $25,300 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,500 related to these gross receivables as of September 30, 2012. During the three and nine months ended September 30, 2012, we have recorded expense of approximately $115 and $1,580, respectively, related to the expectation of delayed payment from these countries. Our net accounts receivable from these countries as of September 30, 2012 are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Italy	$35,836	$6,805
Spain	$47,785	$17,130

5.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	September 30,	December 31,
	2012	2011
Raw materials	$8,879	$9,677
Work-in-process	30,367	37,000
Finished goods	50,803	34,709
	$90,049	$81,386

6.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	September 30, 2012	December 31, 2011
Licenses, patents and purchased technology, net	$20,056	$24,054
Acquired IPR&D	628,250	67,550
Intangible assets	$648,306	$91,604
Goodwill	$253,839	$79,639
 During the three months ended September 30, 2012, we reviewed for impairment the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on our evaluation of negative scientific findings associated with our development of a different asset for the treatment of age-related macular degeneration, the likelihood of success for ophthalmic use and the value that can be obtained from a market participant in an arm's length transaction. These developments led us to deprioritize the development of this acquired asset. As a result, we recognized an impairment charge of $26,300 to write-down this asset to fair value, which, as of September 30, 2012 was determined to be de minimis based on the value of the asset to a market participant in an arm's length transaction.  The fair value of this IPR&D asset was determined using the income approach, which used significant unobservable (Level 3) inputs.  These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by this asset, contributory asset charges for other assets employed in this IPR&D project and the determination of an appropriate discount rate based on a weighted average cost of capital of 22.0% to be applied in calculating the present value of future cash flows.  The impairment charge was recorded in operating expenses in our condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2011	$79,639
Goodwill resulting from the Enobia acquisition	174,200
Balance at September 30, 2012	$253,839

7.	Debt
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with a syndicate of banks, that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
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
In connection with entering into the Credit Agreement, we paid $6,184 in financing costs which are being amortized as interest expense over the life of the debt.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the quarter ended June 30, 2012, we repaid the revolving facility in full. In the third quarter 2012, we repaid $67,000 of the term loan, and we had $161,000 outstanding on the term loan at September 30, 2012. As of September 30, 2012, we had open letters of credit of $9,918, and our borrowing availability under the revolving facility was $190,082.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.
On February 7, 2012, the Second Amended and Restated Credit Agreement (Prior Credit Agreement), dated March 7, 2011 was terminated. All outstanding borrowings under the Former Credit Agreement were canceled. The Former Credit Agreement was terminated in connection with, and simultaneously with, execution of the Credit Agreement described above.

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
The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income used for basic calculation	$92,179	$65,570	$173,851	$127,145
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	—	5	—	23
Net income used for diluted calculation	$92,179	$65,575	$173,851	$127,168
Shares used in computing earnings per common share—basic	193,353	183,706	189,219	182,805
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	—	92	11	234
Stock awards	7,789	8,363	8,405	8,228
Dilutive potential common shares	7,789	8,455	8,416	8,462
Shares used in computing earnings per common share—diluted	201,142	192,161	197,635	191,267
Earnings per common share:
Basic	$0.48	$0.36	$0.92	$0.70
Diluted	$0.46	$0.34	$0.88	$0.66
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and nine months ended September 30, 2012, and 2011 because their effect is anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Potentially dilutive securities:
Options to purchase common stock	226	1,430	1,561	1,905
Unvested restricted stock and restricted stock units	—	8	44	13
	226	1,438	1,605	1,918

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At September 30, 2012, we have open contracts with notional amounts totaling $768,382 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Gain (loss) recognized in AOCI, net of tax	$(10,873)	$17,569	$7,025	$4,252
Gain (loss) reclassified from AOCI to net product sales (effective portion)	$4,810	$(3,315)	$8,885	$(5,391)
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion)	$(501)	$222	$(585)	$(864)
Assuming no change in foreign exchange rates from market rates at September 30, 2012, $8,853 of a gain recognized in AOCI to be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. These derivative instruments do not qualify for hedge accounting; however, gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2012, the notional amount of foreign exchange contracts that do not qualify for hedge accounting was $176,938.
We recognized a gain (loss) of $(3,470) and $(10,149), in other income and expense, for the three months ended September 30, 2012 and 2011, respectively, and $787 and $(22,539), for the nine months ended September 30, 2012 and 2011, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$13,289	Other current liabilities	$3,888
Foreign exchange forward contracts	Other non-current assets	5,959	Other non-current liabilities	4,173
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	692	Other current liabilities	4,008
Total fair value of derivative instruments		$19,940		$12,069

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
In May 2012, in conjunction with our addition into the S&P 500 Index, we completed the sale of 5,000 shares of our common stock in a public offering. The net proceeds from the sale of shares in the offering were $462,212.

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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2012
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$778,311	$—	$778,311	$—
Other current assets	Foreign exchange forward contracts	$13,981	$—	$13,981	$—
Other assets	Foreign exchange forward contracts	$5,959	$—	$5,959	$—
Other current liabilities	Foreign exchange forward contracts	$7,896	$—	$7,896	$—
Other liabilities	Foreign exchange forward contracts	$4,173	$—	$4,173	$—
Contingent consideration	Acquisition-related contingent consideration	$139,453	$—	$—	$139,453

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

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

September 30, 2012
Balance at beginning of period	$(18,120)
Amounts acquired or issued	(117,000)
Changes in fair value	(4,333)
Balance at end of period	$(139,453)

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
As of September 30, 2012, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following table provides a comparative summary of our income tax provision and effective tax rate for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Provision for income taxes	$48,586	$107	$116,446	$28,445
Effective tax rate	34.5%	0.2%	40.1%	18.3%

The tax provision for the three and nine months ended September 30, 2012 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the tax expense associated with the settlement and non-exclusive license agreement with a third party of $22,673 (described further in Note 14). Additionally, included in the nine months ended September 30, 2012 is the impact of the tax expense of $21,812 associated with the structuring of the Enobia business.
The tax provision for the three and nine months ended September 30, 2011 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns. Based on this assessment, management elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and federal orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during the three months ended September 30, 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $14,800. In addition, the Company also revised its estimate of the federal orphan drug credit benefit for 2011, which resulted in a $1,500 benefit in the quarter ended September 30, 2011.
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
For the three months ended September 30, 2012, and 2011, we recorded matching contributions of approximately $798, and $601, respectively. For the nine months ended September 30, 2012, and 2011, we recorded matching contributions of approximately $2,853 and $2,206, respectively.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The components of net periodic benefit cost are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$1,061	$1,133	$3,422	$3,197
Interest cost	110	106	338	294
Expected return on plan assets	(125)	(108)	(385)	(307)
Employee contributions	(283)	(274)	(868)	(781)
Amortization	73	64	224	182
Total net periodic benefit cost	$836	$921	$2,731	$2,585

14.	Commitments and Contingencies
Commitments
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $190,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

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
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we will make an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement.
As a result of the settlement and non-exclusive license agreement noted above, we reduced our estimate for probable contingent liabilities and have recorded a gain in cost of sales of $53,377 in the third quarter 2012. At September 30, 2012 and December 31, 2011, we have recorded $55,758 and $82,010 respectively, in accrued expenses for probable contingent liabilities and royalties, which includes the upfront payment noted above and royalties owed to third parties.
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
Business
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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

Credit Facilities
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with the lenders party thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent and RBS Citizens, National Association and Suntrust Bank as co-documentation agents. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Alexion used the facilities to pay a portion of the consideration for the acquisition of Enobia. The facilities can also be used for working capital requirements, acquisitions and other general corporate purposes. At the same time, we terminated our Second Amended and Restated Credit Agreement, dated March 7, 2011.

Common Stock Offering
In May 2012, in conjunction with our addition into the S&P 500 Index, we completed the sale of 5,000 shares of our common stock in a public offering. The net proceeds from the sale of shares in the offering were $462,212.

Clinical
We have focused certain of our product development programs on life transforming therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Eculizumab is a humanized antibody known as a C5 terminal complement inhibitor (C5 Inhibitor), which is designed to selectively block the production of inflammation-causing proteins of the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. In addition to PNH and aHUS, for which the use of eculizumab has been approved in the United States and Europe and for PNH in several other territories, we believe that C5 Inhibitors may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Our clinical programs, including investigator initiated clinical programs, are as follows:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		Cold Agglutinin Disease (CAD)*	Phase II
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS - Pediatric	Phase IV
		aHUS - Adult	Phase IV
	Nephrology	Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)	Phase II
		MPGN II (Dense Deposit Disease or DDD)*	Phase II
		Presensitized Renal Transplant - Living Donor	Phase II
		Presensitized Renal Transplant - Deceased Donor	Phase II
		ABO Incompatible Renal Transplant*	Phase II
	Neurology	Myasthenia Gravis (MG)	Phase II
		Neuromyelitis Optica (NMO)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP	Metabolic Disorders	MoCD Type A	Preclinical
ALXN 1102/1103	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I
Samalizumab	Oncology	Chronic Lymphocytic Leukemia (CLL)	Phase I

*	Investigator Initiated Trial

Our most advanced programs focus on two therapeutic areas: hematology and nephrology. We are also advancing our pipeline programs with a focus primarily on neurology and metabolic disorders.

Soliris (eculizumab)
Hematology
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Our marketed product Soliris® (eculizumab) is the first and only therapy approved for the treatment of patients with PNH, a debilitating, life-threatening and ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
Cold Agglutinin Disease (CAD)
We are aware that dosing is ongoing in an investigator initiated Phase II study of eculizumab in patients for the treatment of CAD. CAD is a severe, ultra-rare complement-mediated autoimmune disease characterized by the presence of high concentrations of circulating complement-activating antibodies directed against red blood cells. As observed with PNH patients, CAD patients also suffer from the clinical consequences of severe hemolysis.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Hematology/Nephrology
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. As a post market requirement, we have now completed enrollment in a prospective open-label trial in adult aHUS and, separately, enrollment has been completed in a prospective pediatric aHUS study.

Nephrology

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). Our STEC-HUS development program was initiated in connection with the widespread outbreak of EHEC in Germany in May and June 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other conditions with severe and uncontrolled complement activation, including aHUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. aHUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS. Enrollment in this trial has been completed. The EC has granted orphan designation for eculizumab as a treatment for patients with STEC-HUS.
Dense Deposit Disease (DDD)
We are aware that independent investigators have completed enrollment in studies aimed at evaluating eculizumab in patients with DDD as well as patients with a similar disease referred to as C3nef nephropathy. DDD, also called Type II membrano-proliferative glomerulonephritis (MGPN II), is an ultra-rare form of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained uncontrolled complement activation and inflammation. Clinically, this disease is characterized by the onset of severe proteinuria (excess protein in the urine), often accompanied by nephrotic syndrome which is refractory to immunosuppressant therapy. In most cases, the disease progresses to chronic renal failure, requiring dialysis and renal transplantation.
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
We initiated enrollment in a multi-national, multi-site controlled clinical trials of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts, and we have initiated enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive deceased donor grafts. We are also aware that an independent investigator has also started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient.
Neurology
Myasthenia Gravis (MG)
Myasthenia Gravis is an ultra-rare autoimmune disease characterized by uncontrolled complement activation leading to the failure of neuromuscular transmission. Preliminary data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with severe, refractory MG demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011.
Neuromyelitis Optica (NMO)
Neuromyelitis optica is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Preliminary data from the investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO patients was presented to the American Neurological Association (ANA) meeting in October 2012. The study was reported to have achieved its primary efficacy endpoint with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. We have initiated a natural history study in infants with HPP. We acquired asfotase alfa in February 2012 in connection with our acquisition of Enobia.

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
Manufacturing
We currently rely on two manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical quantities of Soliris and we rely on Lonza for clinical quantities of asfotase alfa. Our clinical and preclinical quantities of other product candidates are produced at ARIMF. We also

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
We have various agreements with Lonza, with remaining total commitments of approximately $190,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies,” of our financial statements included in our Form 10-K for the year ended December 31, 2011. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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

New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued a new standard on the presentation of comprehensive income. The new standard eliminated the current option to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this guidance during the first quarter 2012.
Results of Operations

Net Product Sales
The following table summarizes net product sales for the three and nine months ended September 30, 2012 and 2011:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2012	2011	Variance	2012	2011	Variance
Net product sales	$294,136	$204,047	$90,089	$813,588	$555,872	$257,716

The increase in revenue for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to physicians requesting Soliris therapy for additional patients, as well as reimbursement and price approvals in additional territories, including approval for PNH in certain provinces in Canada in the third quarter of 2011 and approval and

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

reimbursement for aHUS in the United States and some countries in Europe in late 2011. We also recognized $3,300 related to an agreement reached with a payor in the second quarter 2012 related to product shipped during 2011.
The increase in revenues was offset by the negative impact of approximately $6,323 and $15,591 for the three and nine months ended September 30, 2012, respectively, due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the three and nine months ended September 30, 2011. The negative impact was primarily due to the Euro, the British Pound and the Australian Dollar offset by a positive impact of the Japanese Yen.
Cost of Sales
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we will make an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement. As a result of this settlement and non-exclusive license agreement, we reduced our estimate for probable contingent liabilities and have recorded a gain in cost of sales of $53,377 in the third quarter 2012.
Exclusive of the settlement noted above, cost of sales were $33,186 and $23,369 for the three months ended September 30, 2012 and 2011, respectively and $93,067 and $64,342 for the three and nine months ended September 30, 2012 and 2011, respectively. Cost of sales as a percentage of net revenue was 11.3% and 11.5% for the three months ended September 30, 2012 and 2011, respectively and 11.4% and 11.6%, for the nine months ended September 30, 2012, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
Research and Development Expense
Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs. We group our research and development expenses into two major categories: external direct expenses and all other R&D expenses.
External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of eculizumab and other product candidates. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following table provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2012	2011	Variance	2012	2011	Variance
Clinical development	$10,274	$9,249	$1,025	$33,133	$27,206	$5,927
Product development	11,292	5,579	5,713	40,552	14,367	26,185
Discovery research	2,174	1,092	1,082	5,774	2,485	3,289
Total external direct expenses	23,740	15,920	7,820	79,459	44,058	35,401
Payroll and benefits	25,400	16,919	8,481	68,972	48,203	20,769
Operating and occupancy	3,029	2,257	772	5,608	6,509	(901)
Depreciation and amortization	2,111	1,471	640	5,284	4,253	1,031
Total other R&D expenses	30,540	20,647	9,893	79,864	58,965	20,899
Research and development expense	$54,280	$36,567	$17,713	$159,323	$103,023	$56,300

For the three months ended September 30, 2012, the increase of $17,713 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $5,713 in external product development expenses related primarily to the production of clinical amounts of asfotase alfa.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

•	Increase of $8,481 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.
For the nine months ended September 30, 2012, the increase of $56,300 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $5,927 in external clinical development expenses related primarily to an expansion of studies of eculizumab and our asfotase alfa program acquired in February 2012, as well as an increase in costs related to other clinical programs (see table below).

•	Increase of $26,185 in external product development expenses related primarily the production of clinical amounts of asfotase alfa.

•	Increase of $20,769 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical" above for a description of each of these programs:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2012	2011	Variance	2012	2011	Variance
External direct expenses
Eculizumab	$7,986	$8,888	$(902)	$26,753	$25,726	$1,027
Asfotase alfa	794	—	794	2,249	—	2,249
Other Programs	1,584	222	1,362	3,760	849	2,911
Unallocated	(90)	139	(229)	371	631	(260)
	$10,274	$9,249	$1,025	$33,133	$27,206	$5,927
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2012	2011	Variance	2012	2011	Variance
Salary, benefits and other labor expense	$52,117	$45,396	$6,721	$161,327	$134,953	$26,374
External selling, general and administrative expense	37,840	32,176	5,664	110,727	86,656	24,071
Total selling, general and administrative expense	$89,957	$77,572	$12,385	$272,054	$221,609	$50,445
For the three months ended September 30, 2012, the increase of $12,385 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $6,721. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $4,900 related to our

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $1,800 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $5,664. The increase was primarily due to costs associated with marketing and professional services of $2,300 and an increase of $3,000 in other administrative costs incurred in connection with our infrastructure growth.

For the nine months ended September 30, 2012, the increase of $50,445 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $26,374. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $20,100 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $6,300 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $24,071. This increase was primarily due to costs associated with marketing and professional services of $10,900, increased distribution costs of $2,500, charitable contributions of $1,200, occupancy costs of $3,100 due to expansion of current facilities in the United States and Switzerland and new facilities associated with the acquisition of Enobia, and an increase of $4,700 in other administrative costs incurred in connection with our infrastructure growth.

Acquisition-related Costs
Acquisition-related costs for the three and nine months ended September 30, 2012 and 2011 associated with our acquisitions included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Separately-identifiable employee costs	$457	$—	$3,552	$6,597
Professional fees	1,052	—	11,562	3,450
Changes in fair value of contingent consideration	(542)	236	4,333	1,117
	$967	$236	$19,447	$11,164
The following table provides information for acquisition-related costs for each acquisition:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Enobia	$3,441	$—	$20,558	$—
Taligen	(4,224)	149	(3,069)	10,224
Orphatec	1,750	87	1,958	940
	$967	$236	$19,447	$11,164
Included in this change in fair value of the Taligen contingent consideration for the three and nine months ended September 30, 2012 is a gain of $4,331 related to the decrease in the fair value of the contingent consideration related to this acquisition.  The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to the negative scientific findings, decrease in value and related deprioritization of the age-related macular degeneration program as noted below.

Impairment of In-Process Research and Development
During the three months ended September 30, 2012, we reviewed for impairment the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on our evaluation of negative scientific findings associated with our development of a different asset for the treatment of age-related macular degeneration, the likelihood of success for ophthalmic use and the value that can be obtained from a market participant in an arm's length transaction. These developments led us to deprioritize the development of this acquired asset. As a result, in the third quarter

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

2012, we recognized an impairment charge of $26,300 to write-down this asset to fair value, which was determined to be de minimis.
Other Income and Expense
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $416 and $841, for the three months ended, and $817 and $952, for the nine months ended September 30, 2012 and 2011, respectively. The losses recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $317 and $523, for the three months ended, and $872 and $1,691 for the nine months ended September 30, 2012 and 2011, respectively.
We incur interest on our term notes, revolving credit facility, convertible notes and capital lease obligations. Interest expense was $1,855 and $204, for the three months ended, and $6,220 and $605 for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest expense is primarily due to interest on our borrowing under our new credit facility used in the acquisition of Enobia in February 2012.
Income Taxes
During the three and nine months ended September 30, 2012, we recorded an income tax provision of $48,586 and $116,446 and an effective tax rate of 34.5% and 40.1%, compared to an income tax provision of $107 and $28,445 and an effective tax rate of 0.2% and 18.3% for the three and nine months ended September 30, 2011. The tax provision for the three and nine months ended September 30, 2012 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the tax expense associated with the settlement and non-exclusive license agreement with a third party of $22,673. Additionally, included in the nine months ended September 30, 2012 is the impact of the tax expense of $21,812 associated with the structuring of the Enobia business.
The tax provision for the three and nine months ended September 30, 2011 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations. In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns. Based on this assessment, management elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and federal orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during the three months ended September 30, 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $14,800. In addition, the Company also revised its estimate of the federal orphan drug credit benefit for 2011, which resulted in a $1,500 benefit in the quarter ended September 30, 2011.
At the end of the third quarter of 2012, we continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	$ Variance
Cash and cash equivalents	$905,526	$540,865	$364,661
Long-term debt (includes current portion)	$161,000	$—	$161,000

Current assets	$1,410,391	$941,270	$469,121
Current liabilities	361,942	227,785	134,157
Working capital	$1,048,449	$713,485	$334,964

The increase in cash and cash equivalents was primarily attributable to the net proceeds received from the common stock offering completed in May 2012, proceeds from our new credit facility, net proceeds from the exercise of stock options and cash generated from operations, offset by cash used for the Enobia acquisition.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. At September 30, 2012, two individual customers accounted for 19% and 11% of the accounts receivable balance. At December 31, 2011, two individual customers accounted for 18% and 13% of the accounts receivable balance. For the three and nine months ended September 30, 2012, two customers accounted for 21% and 12% of our product sales, respectively. For the three and nine months ended September 30, 2011, one customer accounted for 18% of our product sales.
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
As of September 30, 2012, our gross accounts receivable in Italy and Spain were approximately $86,100. Approximately $25,300 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,500 related to these receivables as of September 30, 2012. During the three and nine months ended September 30, 2012, we have recorded expense of approximately $115 and $1,580 related to the expectation of delayed payment from these countries. Our net accounts receivable from these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Italy	$35,836	$6,805
Spain	$47,785	$17,130
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2012, we have foreign exchange forward contracts with notional amounts totaling $945,320. These outstanding foreign exchange forward contracts had a net fair value of $7,871, of which an unrealized gain of $19,940 is included in other assets, offset by an unrealized loss of $12,069 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At September 30, 2012, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, commercial paper, U.S. corporate bonds, federal agency obligations and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Acquisitions and Contingent Consideration Obligations
In February 2012, we completed a business combination with Enobia.  This acquisition required us to make upfront cash payments of approximately $623,876, which we have paid from our available cash and cash equivalents and proceeds from our new credit facility. In the second quarter 2012, as a result of structuring the Enobia business, we recorded income tax expense of $21,812 in our income statement. The structuring will require us to make a cash payment of approximately $50,000 in early 2013, and this amount is fully accrued on our balance sheet as of September 30, 2012.
 The purchase agreements for the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling up to $470,000, $367,000 and $42,000, respectively, if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $564,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect that any significant contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term.  As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash, cash generated from operations or proceeds from other financing.
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility and we used our available cash for the remaining purchase price. During the second quarter ended June 30, 2012, we repaid the revolving facility in full. In addition to the required quarterly installment of $12,000, we also pre-paid $55,000 of the term loan facility during the third quarter of 2012, and we had $161,000 outstanding as of September 30, 2012. As of September 30, 2012, we had open letters of credit of $9,918, and our borrowing availability under the revolving facility was $190,082 at September 30, 2012. We expect that cash generated from operations will be sufficient to meet debt service obligations.
Contingent Liabilities
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we will make an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement.  As of September 30, 2012, our accrued royalty balance of $55,758 includes the upfront payment noted above and royalties owed to third parties.
We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information, and changes in the estimated amounts and timing of paying these potential liabilities could have a material impact on our liquidity.
Taxes
We do not record US tax expense on the undistributed earnings of our non-US subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by our non-US subsidiaries, as cash generated in the US, as well as borrowings, are expected to be sufficient to meet future US liquidity needs. At September 30, 2012, approximately $91,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. In connection with the acquisition of Enobia, our foreign subsidiaries have bank debt which remains outstanding at September 30, 2012. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,
	2012	2011	$ Variance
Net cash provided by operating activities	$305,656	$179,297	$126,359
Net cash used in investing activities	(619,995)	(34,378)	(585,617)
Net cash provided by financing activities	678,882	26,197	652,685
Effect of exchange rate changes on cash	118	(107)	225
Net change in cash and cash equivalents	$364,661	$171,009	$193,652
The increase in cash and cash equivalents was primarily due to cash generated from operations, borrowings under our credit facility and stock option exercises, offset by cash used for the Enobia acquisition.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•
Our reported net income was $173,851 and $127,145 for the nine months ended September 30, 2012 and 2011, respectively. This amount included $53,377 of the gain related to the intellectual property settlement.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, deferred taxes, marketable securities premium amortization, unrealized foreign currency gains and losses, gains and losses on forward contracts, and currency translation adjustments, and were $140,653 and $70,691 for the nine months ended September 30, 2012 and 2011, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $8,848 and $18,539 for the nine months ended September 30, 2012 and 2011, respectively. The $8,848 change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $65,299 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories.

•	Increase in inventory of $3,467 related to increased production of inventory to support commercial growth.

•	Increase in prepaid expenses and other assets of $17,065, primarily related to tax receivables and prepaid taxes.

•
Increase of $59,945 in accounts payable and accrued expenses and other liabilities primarily related to increases in accrued income taxes and rebates, offset by a decrease in accrued royalties. The decrease in accrued royalties was related to the intellectual property settlement.

•	Increase of $17,038 in deferred revenue due to increased shipments in advance of recognizing revenue.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $14,257 and $15,241 for the nine months ended September 30, 2012 and 2011, respectively.

•	Maturities of marketable securities of $87,100 for the nine months ended September 30, 2011.

•	Payments of $605,735 and $105,886 related to the acquisitions of Enobia in the first quarter of 2012 and Taligen and Orphatec in the first quarter of 2011.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $54,910 and $24,531 for the nine months ended September 30, 2012 and 2011, respectively. In addition, during the nine months ended September 30, 2012, we recognized proceeds of $462,212 in connection with the sale of 5,000 shares of our common stock.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the second quarter of 2012, we repaid the revolving facility in full. In addition, during the nine months ended September 30, 2012, we made payments of $79,000 against the term loan facility. As of September 30, 2012, we had open letters of credit of $9,918, and our borrowing availability under the revolving facility was $190,082 at September 30, 2012.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2011, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” In addition to the contingent consideration obligations associated with the Enobia, Taligen and Orphatec acquisitions, tax obligations and long-term debt (each described above), other significant contractual obligations are described below.

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
Lonza Agreement
We have supply agreements with Lonza relating to the manufacture of eculizumab and asfotase alfa, which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We have various agreements with Lonza, with remaining total commitments of approximately $190,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except per share data)
Interest Rate Risk
As of September 30, 2012, we held all of our cash and cash equivalents in bank accounts and money market funds, and we do not believe a change in interest rates would have a material impact on our statement of operations.
In February 2012, we entered into the Credit Agreement. Alexion may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1%, plus in each case of (A), (B) or (C) 0.25% to 1.00% depending on Alexion's consolidated leverage ratio (as calculated in accordance with the agreement). We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At September 30, 2012, we had approximately $161,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1,610.
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
As of September 30, 2012, we held foreign exchange forward contracts with notional amounts totaling $945,320. As of September 30, 2012, our outstanding foreign exchange forward contracts had a net fair value of $7,871.
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

As of September 30, 2012, our gross accounts receivable in Italy and Spain were approximately $86,100. Approximately $25,300 of this amount has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,500 related to these receivables as of September 30, 2012. During the three and nine months ended September 30, 2012 , we have recorded expense of approximately $115 and $1,580, respectively, related to expectation of delayed payment from these countries. Our net accounts receivable from these countries are summarized as follows:

	Total Accounts Receivable, net	Accounts Receivable, net > one year
Italy	$35,836	$6,805
Spain	$47,785	$17,130

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, including certain countries in the European Union, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. We will also commence similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in certain other countries of the European Union. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
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

•	successfully launching commercial sales of Soliris for the treatment of aHUS in the United States and Europe, and in countries where we have not yet obtained marketing approval;

•	ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	acceptance of Soliris and maintenance of safety and efficacy in the medical community;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.
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
For the three months ended September 30, 2012, our single largest customer accounted for 21% of our global Soliris net product sales, and our three largest customers accounted for approximately 41% of our global net product sales. As of September 30, 2012, our single largest customer accounted for 19% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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
Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates
None of our product candidates except for Soliris has received regulatory approvals. Soliris has not been approved for any indication other than for the treatment of patients with PNH and aHUS. If we are unable to obtain regulatory approvals to market one or more of our product candidates, including asfotase alfa and Soliris for other indications, our business may be adversely affected.
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
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to best ensure uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party vialers in a timely manner or at all, or that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. Manufacture of our drug products, including asfotase alfa, is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from Enobia, Taligen and Orphatec, such as asfotase alfa, ALXN1102 and cPMP. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
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
 Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceuticals companies claiming willful infringement by us of its patent. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. In addition to Novartis, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the actions described above, we have received and may receive notices from the owners of some of these broad patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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
In February 2012 we acquired Enobia Pharma Corp and made an upfront payment of approximately $624 million. We used a substantial portion of our cash on hand and incurred $320,000 of debt under the terms of a senior secured credit facility to finance the acquisition. In addition, the definitive agreements for each of the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $470,000 , $367,000 and $42,000, respectively, if and when certain development and commercial milestones are achieved. In May 2012 Alexion issued 5 million shares of its common stock in a public offering resulting in net proceeds of approximately $462,000. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least twelve months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, Europe, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
     As of December 31, 2011, we had approximately $464,900 of U.S. federal net operating loss carryforwards (NOL's), available to reduce taxable income in future years. Included in our U.S. federal net operating losses is approximately $36,500 associated with the acquisition of Taligen. A portion of these NOL's are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended. We believe it is more likely than not that we will use the majority of net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income.
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
Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan repayment of its debt to international pharmaceutical companies. We sold the associated bonds in July 2011 and recorded expense of approximately $4,100 through December 31, 2011 related to the reduction of value of the Greek bonds and other delays impacting the book value of our accounts receivable in other countries. Soliris is approved for the treatment of patients with PNH and aHUS in the United States and the European Union and for the treatment of PNH in several other territories. If Soliris is approved in additional territories for PNH, aHUS, or for additional indications that are under clinical development, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increases in the number of patients receiving Soliris that require reimbursement. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectible, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union have deteriorated throughout 2011 and into 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to receivables in Greece, Italy and Spain that have been outstanding for greater than one year as of September 30, 2012.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care, such as the Affordable Care Act adopted in the United States in March 2010. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. The pricing and reimbursement environment for Soliris may become more challenging due to, among other reasons, changes in government policies or new legislation, or the impact of total Soliris reimbursement to any one payer. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of Soliris, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.
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
Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the effects of these natural disasters, as well as acts of war or terrorism, shipping embargoes, labor unrest or political instability could disrupt our operations, or the operations of our vendors and other suppliers. Such events could adversely impact our facilities, or interfere with the manufacture or distribution of Soliris and our product candidates.
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 , (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 31, 2012 and 2011 and (iv) Notes To Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: October 29, 2012		Leonard Bell, M.D. Chief Executive Officer, Secretary and Treasurer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: October 29, 2012		Vikas Sinha, M.B.A., C.A. Senior Vice President and Chief Financial Officer (principal financial officer)