Form 10-K
period 2012-12-31
ALEXION PHARMACEUTICALS INC
filed 2013-02-19
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The Nasdaq Stock Market LLC on June 30, 2012, was $18,920,399,568.(1)
The number of shares of Common Stock outstanding as of February 11, 2013 was 195,209,249.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 06, 2013, are incorporated by reference into Part III of this report.

(1) Excludes 2,231,014 shares of common stock held by directors and executive officers at June 30, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I
Unless the context requires otherwise, references in this report to "Alexion", the “Company”, "we", "our" or "us" refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our management's current expectations, estimates and projections about our industry and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired companies and programs, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.	BUSINESS.
(dollars and shares in thousands)

Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® (eculizumab) is the first and only therapeutic approved for patients with two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, genetic deficiency blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
Soliris was approved for the treatment of PNH by the U.S. Food and Drug Administration (FDA) and the European Commission (EC) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, Soliris has been granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
In September 2011, Soliris was approved by the FDA for the treatment of pediatric and adult patients with aHUS. aHUS is a genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy, the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Also, in November 2011, the EC granted marketing authorization for Soliris to treat pediatric and adult patients with aHUS in Europe. The FDA and EC have granted Soliris orphan drug designation for the treatment of patients with aHUS.
Significant Developments
Enobia Acquisition
On February 7, 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Enobia's lead product candidate, asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We agreed to make an upfront payment of $610,000 subject to purchase price adjustments, which resulted in us making a cash payment of $623,876 for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 may be due upon reaching various regulatory and sales milestones. We financed the acquisition with a combination of existing cash and proceeds from our credit facility.
Credit Facilities
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with the lenders party thereto, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent and RBS Citizens, National Association and Suntrust Bank as co-documentation agents. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Alexion used the facilities to pay a portion of the consideration for the acquisition of Enobia. The facilities can also be used for working capital requirements, acquisitions and other general corporate purposes. Simultaneously with entering into the Credit Agreement, we terminated our Second Amended and Restated Credit Agreement, dated March 7, 2011.
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

When activated by certain stimuli, the immune system triggers a series of enzymatic and biochemical reactions called the complement cascade that results in an inflammatory response. This inflammatory response is one of the immune system’s weapons against foreign pathogens or otherwise diseased tissue. However, under certain circumstances, the complement cascade may cause excessive or inappropriate activation, and/or an individual may be deficient in naturally occurring complement inhibitors, all of which may result in acute and chronic inflammatory conditions and damage to healthy tissues.
We focus our product development programs on life transforming therapeutics for diseases for which we believe current treatments are either non-existent or inadequate. Eculizumab is a humanized antibody known as a C5 terminal complement inhibitor (C5 Inhibitor), which is designed to selectively block the production of inflammation-causing proteins of the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. In addition to PNH and aHUS, for which the use of eculizumab has been approved in the United States and Europe, we believe that C5 Inhibitors may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation.
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		PNH Pediatric Trial	Phase II
		Cold Agglutinin Disease (CAD)*	Phase II
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Trials	Phase IV
		aHUS Registry	Phase IV
	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
		MPGN II/C3 Nephropathy*	Phase II
		Presensitized Renal Transplant - Living Donor	Phase II
		Presensitized Renal Transplant - Deceased Donor	Phase II
		Delayed Kidney Transplant Graft Function*	Phase II
		ABO Incompatible Renal Transplant*	Phase II
	Neurology	Neuromyelitis Optica (NMO)*	Phase II
		Myasthenia Gravis (MG)	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP	Metabolic Disorders	MoCD Type A	Preclinical
ALXN 1102/1103	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I

*	Investigator Initiated Trial

Our most advanced programs focus on two therapeutic areas: hematology and nephrology. We are also advancing our pipeline programs with a focus primarily on neurology and metabolic disorders.

Soliris (eculizumab)
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology including transplant rejection, and neurology. Soliris is a humanized antibody which, administered at the doses currently prescribed, generally blocks complement activity for one to two weeks after a single dose.
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
Our marketed product Soliris is the first and only therapy approved for the treatment of patients with PNH. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
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
As blood is cooled during circulation through the distal parts of the arms and legs, specific antibodies bind to the red blood cells resulting in activation of the complement cascade and red blood cell lysis. Clinical manifestations of CAD include symptoms of chronic hemolysis such as fatigue, dyspnea, weakness, hemoglobinuria, kidney damage, pallor and jaundice. In the most severe cases, complications of progressive hemolysis or anemia may result in death. Current therapies, including cold avoidance, corticosteroids, immunosuppressive drugs, intravenous immunoglobulin G and chemotherapy agents are largely ineffective in controlling hemolysis in patients with CAD.
Hematology/Nephrology
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Our marketed product Soliris is the first and only therapy approved for the treatment of patients with aHUS.

In patients with aHUS, deficiency of naturally occurring complement inhibitors causes uncontrolled complement activation which leads to systemic TMA, the formation of blood clots in small blood vessels throughout the body causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. The prognosis for patients with aHUS is generally poor. Approximately 70% of patients with the most common mutation experience chronic renal insufficiency, chronic dialysis, or death within one year after the first clinical manifestation of TMA. aHUS commonly recurs in patients who undergo renal transplantation and, depending upon the mutation, the disease can lead to loss of the transplanted kidney in up to approximately 90% of aHUS patients who undergo kidney transplantation.
Approximately 50% of patients diagnosed with aHUS have been identified to have genetic mutations in at least one of the complement control proteins or neutralizing autoantibodies to complement regulatory factors, which can lead to uncontrolled complement activation. Excessive complement activation may contribute to the blood vessel inflammation and clotting by stimulating activation of white blood cells, platelets and the endothelial lining of blood vessels.
As a post marketing requirement, we have now completed enrollment in a prospective open-label trial in adult aHUS and, separately, enrollment has been completed in a prospective pediatric aHUS study.

Nephrology

Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)

STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli, (EHEC). Our STEC-HUS development program was initiated in connection with the widespread outbreak of EHEC in Germany in May and June 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other conditions with severe and uncontrolled complement activation, including aHUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. aHUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS. Enrollment in this trial has been completed. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with STEC-HUS.
MPGN II/C3 Nephropathy
We are aware that independent investigators have completed enrollment in studies aimed at evaluating eculizumab in patients with membrano-proliferative glomerulonephritis (MPGN II or dense deposit disease) as well as patients with a similar disease referred to as C3 nephropathy. MGPN II and C3 nephropathy are ultra-rare forms of glomerulonephritis, associated with genetic mutations in complement inhibitor genes leading to sustained uncontrolled complement activation and inflammation. Clinically, this disease is characterized by the onset of severe proteinuria (excess protein in the urine), often accompanied by nephrotic syndrome which is refractory to immunosuppressant therapy. In most cases, the disease progresses to chronic renal failure, requiring dialysis and renal transplantation.
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

We initiated enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive living donor grafts, and we have initiated enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who will receive deceased donor grafts. We are also aware that an independent investigator has started enrolling patients in a clinical trial to evaluate eculizumab in kidney transplant patients sensitized to their donor kidney due to an ABO blood group mismatch between donor and recipient.
Delayed Kidney Transplant Graft Function
We are aware that dosing is ongoing in an investigator-initiated Phase II study of eculizumab in patients at elevated risk for delayed graft function (DGF) following kidney transplant.
DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. After kidney transplantation, DGF can be considered a form of acute kidney injury post-transplantation and is an important complication of kidney transplantation. The frequency of DGF can be as high as 50% in some kidney transplant settings. DGF complicates post-transplant management, increases morbidity and prolongs patient hospitalization. In addition to the acute kidney injury, DGF predisposes the transplanted kidney to both acute and chronic rejection and increases the risk of chronic allograft nephropathy and premature graft loss. Studies have indicated that activation of the complement cascade may be a key early event required for the development of DGF following kidney transplant. There are currently no accepted or approved therapies for prevention or treatment of DGF following kidney transplantation.
Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Individuals with NMO develop optic neuritis, which causes pain in the eye and vision loss, and transverse myelitis, which causes weakness, numbness, and sometimes paralysis of the arms and legs, weakness or paralysis of respiratory muscles sometimes leading to respiratory failure, along with sensory disturbances and loss of bladder and bowel control.
Preliminary data from the investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO patients was presented to the American Neurological Association (ANA) meeting in October 2012. The study was reported to have achieved its primary efficacy endpoint with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Patients with MG initially experience weakness in their ocular, or eye muscles, and the disease typically progresses to head, spinal, limb and respiratory muscles. Symptoms can include drooping eyelids, blurred vision, slurred speech, difficulty chewing or swallowing, weakness in the arms and legs and difficulty breathing. In an experimental animal model of MG, administration of a C5 Inhibitor was found to prevent experimentally acquired MG and to inhibit disease progression.
Preliminary data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with severe, refractory MG demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011. We continue to work with investigators to design the next clinical trial to evaluate eculizumab as a treatment for patients with severe and refractory MG.

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
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. We have initiated a natural history study in infants with HPP and are currently dosing patients in a separate global trial of severe infant HPP patients. We acquired asfotase alfa in February 2012 in connection with our acquisition of Enobia.

cPMP
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A. We are currently conducting pre-Investigational New Drug (IND) toxicology studies with cPMP replacement therapy.

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
Manufacturing
We currently rely on two manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical bulk quantities of Soliris, and we rely on Lonza for clinical quantities of asfotase alfa. We produce our clinical and preclinical quantities of our other product candidates at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
We have various agreements with Lonza, with remaining total commitments of approximately $169,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Sales and Marketing
We have established a commercial organization to support current and future sales of Soliris in the United States, in the major markets in European Union, Japan, Asia Pacific countries, and other territories. Our sales force for Soliris is small compared to that of other drugs with similar gross revenues; however, we believe that a relatively smaller sales force is appropriate to effectively market Soliris due to the limited PNH and aHUS patient populations. If we receive regulatory approval in new territories, we may expand our own commercial organizations in such territories and market and sell Soliris through our own sales force in these territories. However, we will evaluate each jurisdiction on a country-by-country basis, and it is possible that we will promote Soliris in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces in certain countries.

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
During 2012, sales to our two largest customers accounted for 21% and 12% of our Soliris net product sales. During 2011, sales to our two largest customers accounted for 19% and 12% of our Soliris net product sales.
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
Please also see "Management’s Discussion and Analysis – Net Product Sales," and Note 15 of the Consolidated Financial Statements included in this Annual Report on Form 10-K, for financial information about geographic areas.
Patents and Proprietary Rights
Patents and other proprietary rights are important to our business. Our practice is to file patent applications to protect technology, inventions and improvements to our technologies that are considered important to the development of our business. We also rely upon our trade secrets, know-how, and continuing technological innovations, as well as patents that we have licensed or may license from other parties, to develop and maintain our competitive position.
We have filed several U.S. patent applications and international counterparts of certain of these applications. In addition, we have in-licensed several additional U.S. and international patents and patent applications. As of December 31, 2012, we owned or in-licensed 89 U.S. patents and 45 U.S. patent applications. These patents and patent applications relate to technologies or products in the C5 Inhibitor program, high throughput screening, vectors, cancer, recombinant antibodies, bone delivery conjugates, natriuretic peptides, human molybdenum cofactor deficiency, targeted complement inhibitors, and other technologies. As of December 31, 2012, we owned or in-licensed 93 foreign patents and 370 pending foreign patent applications.
With respect to Soliris, we have an issued U.S. patent that will expire in 2021, taking into account patent term extension. In Europe, a corresponding issued patent covering Soliris expires in 2015 and, taking into account the Supplementary Protection Certificates (SPC) that we have filed for in various European countries, exclusivity for Soliris will extend into 2020 in those countries in which an SPC is granted. Patents covering Soliris in Japan and other countries expire between 2015 and 2020. We owe royalties and other fees to owners of one or more patents in connection with the manufacture and sale of Soliris for PNH and aHUS, and we may owe royalties and fees to other third parties with respect to any previous or future manufacture and sale of Soliris and our product candidates.
We also own U.S. and foreign patents and patent applications for our product candidates other than Soliris. At present, each such product candidate is in early stage development, and it is not known whether any such product candidate will ever be approved for human use and sale.
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

We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are either genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. We have received notices from the owners of patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. For example, in January 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action in the U.S. District Court for the District of Delaware alleging that the manufacture of Soliris infringes their U.S. patent number 5,688,688. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris or some of our product candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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
On a quarterly basis, we review the status of each significant claim or legal proceeding and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results.
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
We are party to other license agreements related to the manufacture and sale of Soliris. Under an existing arrangement with Lonza, Lonza produces commercial and clinical bulk quantities of Soliris. We pay Lonza royalties on a quarterly basis with respect to sales of Soliris manufactured at ARIMF. We have various agreements with Lonza, with commitments through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement.
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we made an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement.

Government Regulation
The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates, including Soliris, are subject to extensive regulation by governmental authorities in the United States, the European Union and other territories. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. Soliris is regulated by the FDA as a biologic. Biologics require the submission of a Biologics License Application (BLA) and approval by the FDA prior to being marketed in the United States. Manufacturers of biologics may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.
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
Phase III trials are undertaken to further evaluate clinical efficacy of a specific endpoint and to test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II or Phase III testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA, sponsor or institutional review board may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $1,500, subject to certain limited deferrals, waivers and reductions that may be available. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 60 days following submission of the application. If found sufficiently complete, the FDA will “file” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of Priority BLA applications and original efficacy supplements within six months and 90% of Standard applications and original efficacy supplements in ten months, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time because the review process is often significantly extended by FDA requests for additional information or clarification. As part of its review, the FDA may refer the BLA to an advisory committee for evaluation and a recommendation as to whether the application should be approved. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations.
Further, the outcome of the review, even if generally favorable, may not be an actual approval but instead a “complete response letter” communicating the FDA's decision not to approve the application, outlining the deficiencies in the BLA, and identifying what information and/or data (including additional pre-clinical or clinical data) is required before the application can be approved. Even if such additional information and data are submitted, the FDA may decide that the BLA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than us.
Before approving a BLA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless current Good Manufacturing Practices (cGMP) compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval, may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation Mitigation Strategies (REMS), or otherwise limit the scope of any approval. To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.
In 2010, the Biologics Price Competition and Innovation Act (BPCI) was enacted, creating a statutory pathway for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusive use before biosimilars can be approved for marketing in the United States. This means that the FDA may not approve a biosimilars application until 12 years after the date of approval of the original reference biological product date (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of approval of the original reference biological product.
The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the ‘Hatch-Waxman Act, which established abbreviated pathways for the approval of small molecule drug products. The implementation of an abbreviated approval pathway for biological products is under the direction of the FDA and is currently being developed. In February of 2012, the FDA published draft guidance documents on biosimilar product development. The guidance defines a biosimilar as a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of the safety, purity, and potency. Under this proposed approval pathway, biological products are approved based on demonstrating they are biosimilar to, or interchangeable with, a biological product that is already approved by the FDA, which is called a reference product. The approval of a biologic product biosimilar to one of our products could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products.
Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. If ongoing regulatory requirements are not satisfied or if safety problems occur after the product reaches the market, the FDA may at any time withdraw its product approval or take actions that would suspend marketing. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.

The FDA and other federal regulatory agencies also closely regulate the promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is, uses not approved by the FDA and therefore not described in the drug's labeling - because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers' communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
Orphan Drug Designation in the United States, the European Union and other foreign jurisdictions
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or supplemental BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to an orphan exclusivity period, in which the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances.
Medicinal products used to treat life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the European Union and medicinal products which, for economic reasons, would be unlikely to be developed without incentives may be granted an orphan designation in the European Union. The application for orphan designation is submitted to the European Medicines Agency (EMA) before an application is made for marketing authorization. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten year period, with a limited number of exceptions, neither the competent authorities of the European Union member states nor the EMA are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same orphan indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.
Soliris has received orphan drug designation for the treatment of PNH in the United States and in several other territories, including the European Union, Australia and South Korea, which provides certain regulatory and filing fee advantages, including market exclusivity, except in limited circumstances, for several years after approval. In 2009, Soliris also received orphan drug designation for the treatment of patients with aHUS in the United States and the European Union. Soliris received marketing authorization for the treatment of PNH in 2007 and for aHUS in 2011. In 2008, asfotase alfa received orphan drug designation for the treatment of patients with hypophosphatasia in the United States and the European Union.
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
For example, in the European Union, applications for marketing authorization are based on the ICH Common Technical Document and must include a demonstration that the applicant has conducted studies with the medicinal product in the pediatric population as provided by a Pediatric Investigation Plan (PIP) approved by the Pediatric Committee of the EMA. Alternatively, confirmation that the applicant has been granted a waiver or deferral for the conduct of these studies must be provided.
Under the European Union regulatory system, we may submit applications for marketing authorizations either under a centralized or decentralized marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the EC on the basis of an opinion by the EMA. A centralized marketing authorization is valid for all European Union member states and three of the four EFTA States (Iceland, Liechtenstein and Norway). The decentralized procedure and the mutual recognition procedure apply between European Union member states. The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the approval authority of all European Union member states in which the product is to be marketed. One national approval authority, selected by the applicant, assesses the application for marketing authorization. The authorities of the other European Union member states subsequently decide whether to grant or refuse marketing authorization for their territory on the basis of this assessment. The mutual recognition procedure provides for mutual recognition of marketing authorizations delivered by the national approval authorities of European Union member states by the approval authorities of other European Union member states. The holder of a national marketing authorization may submit an application to the approval authority of a European Union member state requesting that this authority recognize the marketing authorization delivered by the approval authority of another European Union member state.
Similarly to the U.S., both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and marketing authorizations. This includes control of compliance by these entities with European Union cGMP rules.
Failure to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, marketing authorization of medicinal products and marketing of such products, both before and after grant of marketing authorization, may result in administrative, civil or criminal penalties. These penalties could include refusal to authorize the conduct of clinical trials, refusal to grant marketing authorization, product withdrawals and recalls, product seizures, suspension or withdrawal of the marketing authorization, fines and criminal penalties.
We submitted our Marketing Authorization Application for Soliris for the treatment of PNH and aHUS to the EMA using the centralized marketing authorization procedure.
The European Union has had an established regulatory pathway for biosimilars since 2005 and has approved several biosimilar products. The approval of a biologic product biosimilar to one of our products marketed in the European Union could have a material impact on our business. The biologic product biosimilar may be significantly less costly to bring to market and may be priced significantly lower than our products.
Reimbursement
Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States, and other third party payers. All third party payers are sensitive to the cost of drugs and have taken efforts to control those costs and will continue to do so in the future. Private health insurance plans may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher priced drugs, and consequently Soliris may be subject to payer-driven restrictions.
Medicare is a government insurance program for U.S. citizens age 65 and older and younger individuals with disabilities. For Medicare beneficiaries, Soliris may be covered under Part B, which reimburses physicians and hospital outpatient departments for furnishing drugs, or Part A, which is the inpatient hospital benefit. Under Part B, reimbursement is based on average sales price (ASP). Manufacturers must report ASP information to the Centers for Medicare and Medicaid Services (CMS), on a quarterly basis. In the physician office setting, the reimbursement rate for drugs and biologics is ASP + 6%. For 2013, in the hospital outpatient department setting, the reimbursement rate for drugs and biologics is ASP + 6%. This reimbursement rate may decrease in the future. In both settings, the reimbursement rate is updated quarterly based on the submission of new ASP information. Hospital inpatient services are covered under Medicare Part A. Hospitals typically receive a single payment for an inpatient stay depending on the Medicare Severity Diagnosis Related Group (MS-DRG) to which the inpatient stay is assigned. The MS-DRG for a hospital inpatient stay varies based on the patient's condition. In general, hospitals do not receive separate payment for drugs and biologicals administered to patients during a hospital stay.
Medicaid is a government insurance program for certain low-income individuals, including children. It is jointly funded by the federal and state governments and it is administered by the states within parameters established by the federal government. Coverage and reimbursement for drugs and biologics thus varies by state. Drugs and biologics may be covered under the medical or pharmacy benefit. State Medicaid programs may impose utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability of 2010 (collectively, the PPACA), many states are expanding their Medicaid programs. The manner in which this expansion occurs may affect beneficiary access to prescription drugs and the types of utilization management controls that apply.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, in the European Union the sole legal instrument at the European Union level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC (the Price Transparency Directive). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in European Union member states are transparent and objective, do not hinder the free movement and trade of medicinal products in the European Union and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual European Union member states. Neither does it have any direct consequence for pricing or levels of reimbursement in individual European Union member states. The national authorities of the individual European Union member states are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual European Union member states adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other European Union member states adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, including volume-based arrangements and reference pricing mechanisms.
Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some European Union member states. These countries include the United Kingdom, France, Germany and Sweden. The HTA process in the European Union member states is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.
The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual European Union member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product vary between the European Union member states.
In 2011, Directive 2011/24/EU was adopted at the European Union level. This Directive concerns the application of patients' rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the European Union. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual European Union member states. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions between European Union member states.

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
We compete with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the United States, Europe and in other countries and regions, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us; in some instances, these products have already entered clinical trials or are already being marketed. Other companies are engaged in research and development based on complement proteins.
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
Employees
As of December 31, 2012, we had 1,373 full-time, world-wide employees, of which 574 were engaged in research, product development, manufacturing, and clinical development, 552 in sales and marketing, and 247 in administration, human resources, information technology and finance. Our U.S. employees are not represented by any collective bargaining unit, and we regard the relationships with all our employees as satisfactory.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company and their respective ages and positions as of February 11, 2013 are as follows:

Name	Age	Position with Alexion
Leonard Bell, M.D.	54	Chief Executive Officer, Treasurer and Director
Stephen P. Squinto, Ph.D.	56	Executive Vice President and Head of Research and Development
David L. Hallal	46	Executive Vice President and Chief Commercial Officer
Vikas Sinha, M.B.A., C.A., C.P.A.	49	Executive Vice President and Chief Financial Officer
Clare Carmichael	53	Senior Vice President and Chief Human Resources Officer
John B. Moriarty, J.D.	45	Senior Vice President and General Counsel
Frank J. Wright	65	Senior Vice President and President of Alexion Pharma International Sàrl

Leonard Bell, M.D. is the principal founder of Alexion and has been a director of Alexion since February 1992 and the Company’s Chief Executive Officer since January 1992. From 1991 to 1992, Dr. Bell was an Assistant Professor of Medicine and Pathology and co-Director of the program in Vascular Biology at the Yale University School of Medicine. From 1990 to 1992, Dr. Bell was an attending physician at the Yale-New Haven Hospital and an Assistant Professor in the Department of

Internal Medicine at the Yale University School of Medicine. Dr. Bell was a recipient of the Physician Scientist Award from the National Institutes of Health and Grant-in-Aid from the American Heart Association as well as various honors and awards from academic and professional organizations. His work has resulted in more than 20 scientific publications and 9 patent applications. Dr. Bell received his A.B. from Brown University and M.D. from Yale University School of Medicine. Dr. Bell is currently an Adjunct Assistant Professor of Medicine and Pathology at the Yale University School of Medicine.
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
David L. Hallal has been Executive Vice President and Chief Commercial Officer since October 2012. From May 2010 and October 2012, he was Senior Vice President , Global Commercial Operations. From November 2008 to May 2010, he was Senior Vice President, Commercial Operations Americas, and from June 2006 until November 2008 he served as Senior Vice President, US Commercial Operations. Before joining Alexion, Mr. Hallal served as Vice President, Sales at OSI Eyetech from April 2004 until June 2006, where he led the U.S. launch of a first-in-class anti-VEGF therapy for age-related macular degeneration. Prior to OSI Eyetech, from 1992 until 2004, Mr. Hallal held various sales and marketing leadership positions at Amgen and Biogen Idec, where he was involved in multiple product launches in the areas of hematology, oncology, nephrology and immunology. Mr. Hallal received a B.A. in Psychology from the University of New Hampshire.
Vikas Sinha, M.B.A., C.A., C.P.A. has been Executive Vice President and Chief Financial Officer since October 2012. From September 2005 to October 2012, he was Senior Vice President and Chief Financial Officer. From June 1994 to August 2005, Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany, and Canada, most recently serving as Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation, USA from February 2001 until August 2005. At Bayer, Mr. Sinha has been responsible for financial and business risk management, strategic planning, contracting, customer services, information systems, and supply chain and site administration in North America. Mr. Sinha was also a member of the Pharmaceutical Management Committee for North America. Prior to his appointment in the United States, Mr. Sinha was Vice President and Chief Financial Officer of Bayer Yakuhin Ltd., in Japan and Manager, Mergers and Acquisitions with Bayer AG in Germany. He began his career at Bayer in Toronto as part of an executive development program in the healthcare division. Prior to Bayer, Mr. Sinha held several positions of increasing responsibilities with ANZ Bank and Citibank in South Asia. Mr. Sinha holds a Masters of Business Administration from the Asian Institute of Management which included an exchange program with the University of Western Ontario (Richard Ivey School of Business). He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India and a Certified Public Accountant in the United States.
Clare Carmichael has been Senior Vice President and Chief Human Resources Officer, since August 2011. From August 2008 to March 2011, Ms. Carmichael served as Senior Vice President, Global Human Resources at Watson Pharmaceuticals, Inc., where she established and executed global HR strategies. From December 2005 to August 2008, Ms. Carmichael held various human resources positions of increasing responsibility at Schering-Plough Corporation, including Vice President of Global Human Resources at the Schering-Plough Research Institute. From December 2003 to December 2005, Ms. Carmichael was Vice President of Human Resources at Eyetech Pharmaceuticals, Inc. Prior to Eyetech, she held various positions of increasing responsibility in human resources at Pharmacia Corporation. Ms. Carmichael received a B.A. in Psychology from Rider University.
John B. Moriarty, J.D. has been Senior Vice President and General Counsel since December 2012. From December 2010 to December 2012, Mr. Moriarty served as General Counsel and Chief Legal Officer at Elan Corporation plc, an Irish public limited company traded on the New York and Irish Stock Exchanges, and also served as a member of Elan's Executive Management team. Prior to assuming the role of General Counsel, Mr. Moriarty served as Senior Vice President of Law, Litigation and Commercial Operations at Elan from December 2008 to December 2010. From 2002 to 2008, Mr. Moriarty held various positions with Amgen, Inc., including Executive Director and Associate General Counsel, Global Commercial Operations - Amgen Oncology and Senior Counsel, Complex Litigation, Products Liability and Government Investigations. Between 1994 and 2002, Mr. Moriarty served in various capacities in private practice focused on healthcare and as a healthcare fraud prosecutor in the U.S. Attorney's Office and the Virginia Attorney General's Office. Mr. Moriarty received his J.D., cum laude, from the University of Georgia School of Law and his B.A., with distinction, from the University of Virginia.
Frank J. Wright has been Senior Vice President and President of Alexion Pharma International Sàrl since January 2013. Before joining Alexion, from August 2011 to February 2012, Mr. Wright served as Interim President of the Clinical Trials Distribution Unit at Marken Limited, a global clinical supply chain solutions provider. Mr. Wright co-founded Aptuit LLC in 2004, a provider of integrated drug discovery and development services, and from 2004 to 2010 served as its Vice Chairman and Chief Operating Officer. From 2000 to 2004, he was an independent consultant advising pharmaceutical and biotechnology companies and private equity firms with respect to acquisitions, asset valuation and emerging markets. From 1994 to 2000, Mr. Wright held various positions of increasing responsibility at ChiRex, Inc., a Nasdaq-listed services company providing process research and development and contract manufacturing services, acquired by Rhodia Pharma in 2000, including as Co-Chief Executive Officer and Chief Operating Officer. Prior to joining ChiRex, Mr. Wright served at Glaxo for 15 years in various operational management, outsourcing and procurement positions. Mr. Wright studied Mechanical Engineering at the University of Strathclyde, Glasgow.
Available Information
Our internet website address is http://www.alxn.com. Through our website, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Paper copies of our SEC reports are available free of charge upon request in writing to Investor Relations, Alexion Pharmaceuticals, Inc., 352 Knotter Drive, Cheshire, CT 06410.

Item 1A.	Risk Factors.
(amounts in thousands, except percentages)
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
 We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. We have and will continue to commence similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in certain countries in the European Union. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
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

•	successfully launching commercial sales of Soliris for the treatment of aHUS in the United States and Europe, and in countries where we have not yet obtained marketing approval;

•	our ability to obtain sufficient coverage or reimbursement by third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	acceptance of Soliris and maintenance of safety and efficacy in the medical community;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.
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
We may not be able to sell Soliris on a profitable basis or our profitability may be reduced if we are required to sell our product at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Soliris is significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on governmental payers, such as Medicare and Medicaid in the United States or country specific governmental organizations, and private third-party payers to defray the cost of Soliris to patients. These entities may refuse to provide coverage and reimbursement with respect to Soliris, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms. In any such case, our pricing or reimbursement for Soliris may be affected and our product sales, results of operations or financial condition could be harmed.
 In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers.
For example, the European Union member states' authorities may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and adopt additional measures to control the prices of medicinal products for human use. This includes the use of reference pricing and HTA. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. These elements of medicinal products are compared with other treatment options available on the market. The national authorities of some European Union member states may from time to time approve a specific price for the medicinal product. Others may adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the national market. Some countries have or may seek to impose limits on the aggregate reimbursement for Soliris or for the use of Soliris for certain indications. In such cases, our commercial operations in such countries and our results of operations and our business are and may be adversely affected. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market Soliris in such foreign countries or if coverage and reimbursement for Soliris is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris for one or more indications in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, or both indications.
Changes in pricing or the amount of reimbursement in countries where we currently commercialize Soliris may also reduce our profitability and worsen our financial condition. In the United States, the European Union member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce health care costs. Government and other third-party payers in the United States and the European Union member states are challenging the prices charged for health care products and increasingly limiting and attempting to limit both coverage and level of reimbursement for prescription drugs. For example, during 2010 the German government adopted legislation to increase mandatory discounts on pharmaceutical products and impose a temporary freeze on pharmaceutical pricing, including Soliris. A significant reduction in the amount of reimbursement or pricing for Soliris in one or more countries may have a material adverse effect on our business. See additional discussion below under the headings “Government initiatives that affect coverage and reimbursement of drug products could adversely affect our business” and “The credit and financial market conditions may aggravate certain risks affecting our business.” In addition, certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. If coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories.
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
We are also focusing development efforts on the use of eculizumab for the treatment of additional diseases. The success of these programs depends on many factors, including those described under the heading "Risks Related to Development, Clinical Testing and Regulatory Approval of Our Product Candidates." As eculizumab is approved by regulatory agencies for indications other than PNH, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH or for any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.
We may not be able to gain or maintain market acceptance among the medical community or patients, which would prevent us from maintaining profitability or growth in the future.
We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, health care payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and the European Union, such approvals do not guarantee future revenue. We cannot predict whether physicians, other health care providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors' willingness to prescribe, and patients' willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of medical doctors to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.
We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other territories. These regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, vialing, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA's approval of Soliris for the treatment of PNH was replaced with a REMS program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.
 As a condition of approval for marketing Soliris, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, for the treatment of PNH, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. Further, in connection with the approval of Soliris in the United States for the treatment of aHUS, we agreed to establish an aHUS Registry and complete additional human clinical studies in adult and pediatric patients. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with Soliris to the FDA, the EMA, the competent authorities of the European Union member states, MHLW, and certain other health agencies. We or any health agency may have to notify health care providers of any such developments.
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
 Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EMA, the competent authorities of the European Union member states, the MHLW or other agencies, could result in:

•	a product recall or withdrawal;

•	significant administrative and judicial sanctions, including, warning letters or untitled letters;

•	significant fines and other civil penalties;

•	suspension or withdrawal of a previously granted approval for Soliris;

•	interruption of production;

•	operating restrictions, such as a shutdown of production facilities or production lines;

•	suspension of ongoing clinical trials;

•	delays in approving or refusal to approve Soliris or a facility that manufactures Soliris;

•	seizing or detaining product;

•	injunctions; and/or

•	criminal prosecution.

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
We tested Soliris in only a small number of patients. The FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. PNH and aHUS are ultra-rare diseases. As more patients use Soliris, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects of Soliris may also be discovered in connection with unapproved uses of Soliris, which may include administration of Soliris under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of Soliris for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications and as Soliris is studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling of Soliris, reformulate Soliris or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in the potential sales of Soliris, experience harm to our reputation and the reputation of Soliris in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of Soliris or substantially increase the costs and expenses of commercializing and marketing Soliris.
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
Some patients treated with Soliris for PNH and other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including meningococcal infection. Serious cases of meningococcal infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. Under controlled settings, patients in our eculizumab trials all receive vaccination against meningococcal infection prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose. A physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as in a patient presenting with aHUS or during the health crisis that began in May 2011 in Europe, principally in Germany, due to the epidemic of infections from Enterohemorrhagic E.coli. Vaccination does not, however, eliminate all risk of meningococcal infection. Additionally, in some countries there may not be any vaccine approved for general use or approved for use in infants and children. Some patients treated with Soliris who had been vaccinated have nonetheless experienced meningococcal infection, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.
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
We are aware of a risk for aHUS patients who delay or miss a dose of Soliris or discontinue their treatment of Soliris.  Treatment with Soliris blocks complement and inhibits complement-mediated TMA. After missing a dose or discontinuing Soliris, blood clots may form in small blood vessels throughout the body, causing a reduction in platelet count. The reduction in platelet count may lead to numerous complications, including changes in mental status, seizures, angina, thrombosis, renal failure or even death. In our aHUS clinical studies, such TMA complications were observed in some patients who missed a dose.
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
Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. We have received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. In September and November 2011 we received regulatory approval for Soliris for the treatment of patients with aHUS in the United States and the European Union, respectively. We may not receive regulatory approval for Soliris for the treatment of PNH, aHUS or any other disease in any other territories on a timely basis, if ever.
 Regulatory agencies may require additional information or data with respect to our submissions for Soliris, including the marketing authorization applications submitted to the EMA for the treatment of patients with aHUS. We may have to conduct additional lengthy clinical testing and other costly and time-consuming procedures to satisfy foreign regulatory agencies. Even with approval of Soliris in certain countries, the regulatory agencies in other countries may not agree with our interpretations of our clinical trial data for Soliris and may decide that our results are not adequate to support approval for marketing of Soliris. In those circumstances, we would not be able to obtain regulatory approval in such country on a timely basis, if ever. Even if approval is granted in such country, the approval may require limitations on the indicated uses for which the drug may be marketed. The foreign regulatory approval process includes all of the risks associated with FDA approval as well as country-specific regulations. We must obtain approval of a product by the comparable regulatory authorities and ethics committees of foreign countries before we can commence clinical trials or marketing of the product in those countries. We were required to conduct clinical studies with Soliris in patients with PNH in Japan prior to obtaining marketing approval in that country and Japanese authorities could require additional studies in Japan for Soliris for the treatment of patients with aHUS. We are also conducting prospective clinical trials in adult and pediatric patients to confirm the benefit of Soliris for the treatment of aHUS. Commercialization of Soliris for the treatment of PNH, aHUS or any other indication could be delayed, limited or may not occur in territories where we seek marketing approval if the applicable regulatory agency requires additional information or data.

Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other third party provider fails to provide sufficient quantities of Soliris. Commercial quantities of Soliris can only be manufactured at two facilities, including our own facility in Rhode Island. Vial filling can only be performed at two third party facilities.
Commercial quantities of Soliris are manufactured by us at ARIMF and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we or our third-party providers, including our product vialers, packagers and labelers, fail to comply fully with such regulations then we may be required to initiate a recall or withdrawal of our products or regulatory agencies could take action that leads to product shortages. Such action may include:

•	issuing warning or untitled letters;

•	requiring corrective action or restrictions on operations, including costly new manufacturing requirements;

•	ordering shutdown of production facilities or production lines;

•	seizing or detaining product;

•	suspending or withdrawing the approval of Soliris;

•	imposing significant civil penalties and criminal fines;

•	suspending ongoing clinical studies for Soliris; and

•	refusing to approve pending BLAs or BLA supplements for Soliris.
 The manufacture of Soliris is difficult. Manufacture of a biologic requires a multi-step controlled process and even minor problems or deviations could result in defects or failures. We cannot be certain that we, Lonza or our other third party providers will be able to perform uninterrupted supply chain services. The failure to manufacture appropriate supplies of Soliris, on a timely basis, or at all, may prevent or interrupt the commercialization of Soliris. If we, Lonza or our other third party providers were unable to manufacture Soliris for any period, or if we, Lonza or our other third party providers do not obtain approval for the manufacturing of Soliris in the respective facility by the applicable regulatory agencies, we may incur substantial loss of sales. If we are forced to find an alternative supplier or other third party providers for Soliris, in addition to loss of sales, we may also incur significant costs and experience significant delay in establishing a new arrangement.
We are authorized to sell product that is manufactured at ARIMF in the United States, the European Union, Japan and certain other territories. However, we will not be capable of manufacturing Soliris at ARIMF for commercial sale in certain other territories until such time as we have received the required regulatory approval for our facility, if ever. We will continue to depend entirely on one company, Lonza, to manufacture Soliris for commercial sale in such other territories until that time.
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
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to support uninterrupted supply, and may do so in the future.  We currently rely on two third party vialers to support our commercial requirements in the United States and the European Union, and a single third party vialer to support requirements in Japan. No guarantee can be made that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, competent authorities of the European Union member states, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn.
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
For the year ended December 31, 2012, our largest customer accounted for 21% of our global Soliris net product sales, and our three largest customers accounted for approximately 41% of our global net product sales. As of December 31, 2012, our single largest customer accounted for 18% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
If we market Soliris in a manner that violates health care fraud and abuse laws and other laws regulating marketing and promotion, we may be subject to investigations and civil or criminal penalties.
In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the Federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors whenever possible. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to case-by-case scrutiny.
The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been investigated and have reached substantial financial settlements with the Federal government under this Act for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; reporting inflated prices to private publications that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, or "off-label" uses, that caused claims to be submitted to Federal programs for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program.
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
 In recent years, several states and localities, including California, the District of Columbia, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the federal government has enacted the Physician Payment Sunshine provisions, which when implemented will require manufacturers to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.
Similar strict restrictions are imposed on the promotion and marketing of drug products in the European Union and other countries. Laws in the European Union, including in the individual European Union member states, require promotional materials and advertising for drug products to comply with the product's Summary of Product Characteristics (SmPC), which is approved by the competent authorities. Promotion of a drug product which does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of drug products is prohibited in the European Union. Laws in the European Union, including in the individual European Union member states, also prohibit the direct-to-consumer advertising of prescription-only drug products. Violations of the rules governing the promotion of drug products in the European Union could be penalized by administrative measures, fines and imprisonment.
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct in the individual European Union member states. The provision of any inducements to physicians to prescribe, recommend, endorse, order, purchase, supply, use or administer a drug product is prohibited. A number of European Union member states have introduced additional rules requiring pharmaceutical companies to publicly disclose their interactions with physicians and to obtain approval from employers, professional organizations and/or competent authorities before entering into agreements with physicians. Violations of these rules could lead to the imposition of fines or imprisonment.
Laws, including those governing promotion, marketing and anti-kickback provisions, industry regulations and professional codes of conduct are often strictly enforced. Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies has been observed in a number of European Union member states. We are also subject to the United States Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and other anti-corruption laws and regulations pertaining to our financial relationships with government officials. Worldwide regulators are increasing their regulatory and enforcement efforts in this area. For example, the Bribery Act in the United Kingdom entered into force in July 2011 applies to any company incorporated in or "carrying on business" in the United Kingdom, regardless of the country in which the alleged bribery activity occurs and even if the inappropriate activity is undertaken by our international distribution partners.

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
All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States and the European Union. We do not know when or if our product candidates, including asfotase alfa and Soliris for other indications, will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States, in the European Union and in other territories. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
 Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:

•	delay or failure in obtaining institutional review board (IRB), approval or the approval of other reviewing entities to conduct a clinical trial at each site;

•
delay or failure in reaching agreement on acceptable terms with prospective contract research organizations(CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	slow patient enrollment, including, for example, due to the rarity of the disease being studied;

•	delay or failure in having patients complete a trial or return for post-treatment follow-up;

•	long treatment time required to demonstrate effectiveness;

•	lack of sufficient supplies of the product candidate;

•	disruption of operations at the clinical trial sites;

•	adverse medical events or side effects in treated patients, and the threat of legal claims and litigation alleging injuries;

•	failure of patients taking the placebo to continue to participate in our clinical trials;

•	insufficient clinical trial data to support effectiveness of the product candidates;

•	lack of effectiveness or safety of the product candidate being tested;

•	lack of sufficient funds;

•	inability to meet required specifications or to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner;

•
decisions by regulatory authorities, the IRB, ethics committee, or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

•	failure to obtain the necessary regulatory approvals for the product candidate or the approvals for the facilities in which such product candidate is manufactured; and

•	decisions by competent authorities, IRBs or ethics committees to demand variations in protocols or conduct of clinical trials.
The regulatory approval process is costly and lengthy and we may not be able to successfully obtain all required regulatory approvals.
The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States, the European Union and other territories. We must obtain regulatory approval for each of our product candidates, including asfotase alfa, before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our product candidates will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. Generally, preclinical and clinical testing of product candidates can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process that result in excessive costs, this may prevent us from continuing to develop our product candidates, including asfotase alfa. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

•	failure of our product candidates to meet a regulatory agency's requirements for safety, efficacy and quality;

•	disagreement over interpretation of data from preclinical studies or clinical trials;

•	restricted distribution or limitation on the indicated uses for which a product may be marketed;

•	unforeseen safety issues or side effects and potential requirements to establish REMS;

•	disapproval of the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	governmental or regulatory delays and changes in regulatory requirements and guidelines.
Even if asfotase alfa and our other product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payers.
 Physicians may elect not to recommend our drugs even if they receive marketing approval for a variety of reasons, including the timing of the market introduction of competitive drugs; lower demonstrated clinical safety and efficacy compared to other drugs; perceived lack of cost-effectiveness; lack of availability of reimbursement from third-party payers; convenience and ease of administration; prevalence and severity of adverse side effects; other potential advantages of alternative treatment methods; and ineffective marketing and distribution support. Sales of pharmaceutical products depend in significant part on the coverage and reimbursement policies of government programs, including Medicare and Medicaid in the United States and similar programs in other countries, and other third-party payers. These health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our drug candidates may be subject to payer-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, European Union member states may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A European Union member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payer for Soliris in a new indication, if obtained, may be adversely affected by the reimbursement or budget for Soliris in previously approved indications and/or adversely affect the reimbursement or budget for Soliris in such previously approved indication by that payer.
Inability to contract with third party manufacturers and other third party providers on commercially reasonable terms, or failure or delay by us or our third party manufacturers or other third party providers to provide services with respect to our drug products, including asfotase alfa if approved, in the volumes and quality required, would have a material adverse effect on our business.
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to support uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party vialers in a timely manner or at all, or that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. Manufacture of our drug products, including asfotase alfa, is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from Enobia, Taligen Therapeutics, Inc. (Taligen) and Orphatec Pharmaceuticals GmbH (Orphatec), such as asfotase alfa, ALXN1102 and cPMP. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
 Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA, EMA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. We cannot assure you that we or our third party providers will successfully comply with all requirements and regulations, which failure could have a material adverse effect on our business.

 We currently have limited experience in manufacturing drug products in volumes that would be necessary to support commercial sales, and we can provide no assurance that we will be able to do so successfully. We acquired ARIMF in July 2006. The EC, the FDA and MHLW have approved the use of ARIMF for the production of Soliris, and we are authorized to sell Soliris manufactured in ARIMF in the United States, the European Union, Japan and certain other territories. We are entirely dependent on only one third party provider for commercial vialing in certain territories, including Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at ARIMF under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. ARIMF is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.
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
 Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. On January 26, 2011, Novartis filed a civil action against us and other biopharmaceuticals companies claiming willful infringement by us of its patent. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. In addition to Novartis, other third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In addition to the actions described above, we have received and may receive notices from the owners of some of these broad patents claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are also aware of other patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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
Risks Related to Our Operations
We cannot guarantee that we will achieve our financial goals, including our ability to maintain profitability on a quarterly or annual basis in the future.
Until the quarter ended June 30, 2008, we had never been profitable since we were incorporated in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale for the treatment of patients with PNH in the United States and Europe during 2007. We obtained marketing approval from the FDA and the EC for Soliris for the treatment of patients with aHUS in September and November 2011, respectively, and have not obtained marketing approval for aHUS in any other country or territory. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We incurred significant debt to finance the acquisition of Enobia and we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, the European Union and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions and for aHUS and other indications, our ability to successfully market Soliris in additional countries and regions, our ability to successfully manufacture and commercialize our drug candidates and our ability to successfully bring our other product candidates, including product candidates we acquired from Enobia, Taligen and Orphatec, to the major commercial markets throughout the world.
If our competitors get to the marketplace before we do, or with better or less expensive drugs, it may not be profitable to continue to produce Soliris and our product candidates.
The FDA, EC and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and EC granted orphan drug designation for aHUS. Orphan drug status which entitles Soliris to market exclusivity for a total of seven years in the United States and for ten years in the European Union and Japan. However, if a competitive product that is the same as or similar to Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH or aHUS, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
If we fail to satisfy our debt service obligations or obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.
In February 2012, we acquired Enobia and made an upfront payment of $623,876. We used a substantial portion of our cash on hand and incurred $320,000 of debt under the terms of a senior secured credit facility to finance the acquisition. In addition, the definitive agreements for the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $470,000, $367,000 and $42,000, respectively, if and when certain development and commercial milestones are achieved. In May 2012, Alexion issued 5,000 shares of its common stock in a public offering resulting in net proceeds of approximately $462,000. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least 12 months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, the European Union, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
 We are highly dependent upon the efforts of our senior management and scientific personnel, particularly Dr. Leonard Bell, M.D., our Chief Executive Officer and a member of our Board of Directors, and Dr. Stephen P. Squinto, Ph.D., our Executive Vice President and Head of Research and Development. There is intense competition in the biopharmaceutical industry for qualified scientific and technical personnel. Since our business is science-oriented and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have employment agreements with Dr. Bell and Dr. Squinto. None of our key personnel is nearing retirement age or to our knowledge, planning to retire. To our knowledge, there is no tension between any of our key personnel and the Board of Directors. If we are unable to retain and recruit highly qualified personnel, our ability to execute our business plan will be materially and adversely affected.
 In particular, we highly value the services of Dr. Bell, our Chief Executive Officer. The loss of his services could materially and adversely affect our ability to achieve our objectives.
We are significantly leveraged.
In February 2012 we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement with a syndicate of banks. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Our obligations under the credit facilities are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of Alexion Pharma International Sàrl under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries. We may elect that the loans under the credit facilities bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of borrowings in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus in each case of (A), (B) or (C), 0.25% to 1.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement).
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
Our business strategy includes expanding our products and capabilities. In 2011, we acquired Taligen and certain assets of Orphatec. In February 2012 we acquired Enobia. We may seek additional acquisitions or in-licensing of businesses or products to expand our products and capabilities. Acquisitions of new businesses or products, including the Enobia, Taligen and Orphatec acquisitions, and in-licensing of new products may involve numerous risks, including:

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
 As of December 31, 2012, we had $453,617 of U.S. federal net operating loss carryforwards (NOL's), available to reduce taxable income in future years. Included in our U.S. federal net operating losses is $10,337 associated with the acquisition of Enobia. A portion of these NOL's are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended (section 382). We believe it is more likely than not that we will use the majority of net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income.

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
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities.  Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements.  If the Internal Revenue Service, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities which could materially harm our business, financial condition and results of operations.
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
Our business and marketing methods are also subject to regulation by the governments of the countries in which we operate. The FCPA and similar anti-bribery laws in other countries prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business. We have policies and procedures designed to help ensure that we and our representatives, including our employees, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by our representatives. Failure to comply with the laws and regulations of the countries in which we operate could materially harm our business.
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the US dollar, primarily the Euro, Japanese Yen and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 6, Derivative Instruments and Hedging Activities, in the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union deteriorated in 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of December 31, 2012.
We may not be able to successfully mitigate or prevent our exposures to volatile economic and financial conditions and our failure to operate successfully or adapt to changes in these conditions could cause our sales and operations to be limited or disrupted or otherwise harm our business.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, in March 2010, the President signed the PPACA, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, and fraud and abuse enforcement. While the constitutionality of key provisions of PPACA have been upheld by the Supreme Court, legislative changes remain possible. In addition, our industry may be affected by broader legislation addressing federal spending, including, for example, a sequester that is scheduled to take effect in March 2013 and cuts to most Medicare spending by 2%. As another example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. Further in January 2013, Alexion was informed by the Advisory Group for National Specialised Services (AGNSS) within the U.K. National Health Service that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS at this stage. Rather, Soliris will be referred to NICE for further review as part of its new Highly Specialised Technologies programme.
We expect that the implementation of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of Soliris, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

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

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We conduct our primary operations at the owned and leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Dates
Cheshire, Connecticut	Executive, sales, research and development offices	235,300	2016 and 2020
Smithfield, Rhode Island	Commercial, research and development manufacturing	67,000	N/A
Lausanne, Switzerland	Regional executive and sales office	40,000	2014

We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities. In addition to the locations above, we also lease space in other U.S. states and foreign countries to support our operations as a global organization.
In November 2012, we entered into a new lease agreement for approximately 283,000 square feet of office and laboratory space to be constructed in New Haven, Connecticut. The construction of the facility is expected to begin in 2013 and be completed in 2015. Upon completion of the new facility, we will relocate our headquarters and Cheshire operations to New Haven.

Item 3.	LEGAL PROCEEDINGS.
On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of a Novartis patent and seeks, among other things, monetary damages.

Item 4.	MINE SAFETY DISCLOSURES.
None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on The Nasdaq Stock Market, LLC under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq Stock Market, LLC for the periods indicated since January 1, 2011.

Fiscal 2011	High	Low
First Quarter
(January 1, 2011 to March 31, 2011)	$49.87	$40.67
Second Quarter
(April 1, 2011 to June 30, 2011)	$52.19	$44.61
Third Quarter
(July 1, 2011 to September 30, 2011)	$66.99	$47.51
Fourth Quarter
(October 1, 2011 to December 31, 2011)	$71.55	$60.87
Fiscal 2012
First Quarter
(January 1, 2012 to March 31, 2012)	$95.01	$69.82
Second Quarter
(April 1, 2012 to June 30, 2012)	$99.70	$81.28
Third Quarter
(July 1, 2012 to September 30, 2012)	$116.43	$94.80
Fourth Quarter
(October 1, 2012 to December 31, 2012)	$119.54	$86.20

As of February 1, 2013, we had approximately 391 stockholders of record of our common stock and an estimated 122,035 beneficial owners. The closing sale price of our common stock on February 1, 2013 was $97.87 per share.
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
ISSUER PURCHASES OF EQUITY SECURITIES (amounts in thousands except per share amounts)
The following table summarizes our common stock repurchase activity during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 2012	—	$—	—	$—
November 2012	127	$88.60	127	$388,703
December 2012	3	$90.50	3	$388,447
Total	130	$88.64	130
On November 8, 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date.

EQUITY COMPENSATION PLAN INFORMATION (amounts in thousands except per share amounts)

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	9,557	$35.92	6.77	5,132
Equity compensation plans not approved by stockholders	—	$—	—	—

(1)
Reflects number of shares of common stock to be issued upon exercise of outstanding options under all our equity compensation plans, including our 2004 Incentive Plan. All 5,132 shares of common stock remaining available for future issuance are available under the 2004 Incentive Plan.

(2)	Does not include 1,761 restricted shares outstanding that were issued under the 2004 Incentive Plan.
The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

THE COMPANY’S STOCK PERFORMANCE
The following graph compares cumulative total return of the Company’s Common Stock with the cumulative total return of (i) the NASDAQ Stock Market-United States, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2007 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Stock Market-United States and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.
CUMULATIVE TOTAL RETURN

	12/07	12/08	12/09	12/10	12/11	12/12
Alexion Pharmaceuticals, Inc.	100.00	96.47	130.13	214.71	381.18	499.75
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Biotechnology	100.00	93.40	103.19	113.89	129.12	163.33

Item 6.	SELECTED FINANCIAL DATA.
The following selected financial data is derived from, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
(amounts in thousands, except per share amounts)

Condensed Consolidated Statements of Operations:
	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues:
Net product sales	$1,134,114	$783,431	$540,957	$386,800	$259,004
Contract research revenue	—	—	—	—	95
Total revenues	1,134,114	783,431	540,957	386,800	259,099
Cost of sales:
Cost of sales	126,214	93,140	64,437	45,059	28,366
Gain on intellectual property settlement	(53,377)	—	—	—	—
Total cost of sales	72,837	93,140	64,437	45,059	28,366
Operating expenses:
Research and development	222,732	137,421	98,394	81,915	62,581
Selling, general and administrative	384,678	308,176	226,766	172,767	133,543
Acquisition-related costs	22,812	13,486	722	—	—
Impairment of intangible asset	26,300	—	—	—	—
Amortization of purchased intangible assets	417	382	—	—	—
Total operating expenses	656,939	459,465	325,882	254,682	196,124
Operating income	404,338	230,826	150,638	87,059	34,609
Interest and other income (expense)	(6,772)	(1,158)	(1,627)	(3,745)	121
Income before income taxes	397,566	229,668	149,011	83,314	34,730
Income tax provision (benefit)	142,744	54,353	51,981	(211,852)	1,581
Net income	$254,822	$175,315	$97,030	$295,166	$33,149
Earnings per common share
Basic	$1.34	$0.96	$0.54	$1.73	$0.22
Diluted	$1.28	$0.91	$0.52	$1.63	$0.20
Shares used in computing earnings per common share
Basic	190,461	183,220	178,542	170,652	155,360
Diluted	198,501	191,806	186,074	181,164	179,934

Condensed Consolidated Balance Sheet Data:
	As of December 31,
	2012	2011	2010	2009	2008
Cash, cash equivalents and marketable securities	$989,501	$540,865	$361,605	$176,220	$138,012
Trade accounts receivable, net	295,598	244,288	168,732	113,731	74,476
Inventories	94,521	81,386	62,165	40,885	49,821
Deferred tax assets, current	26,086	19,132	19,643	16,726	972
Other current assets	89,894	55,599	34,411	25,894	13,820
Property, plant and equipment, net	165,629	165,852	162,240	164,691	139,885
Intangible assets, net	646,678	91,604	24,146	28,589	32,325
Goodwill	253,645	79,639	19,954	19,954	19,954
Deferred tax assets, noncurrent	13,954	103,868	154,569	194,308	3,397
Other noncurrent assets	38,054	12,518	4,572	5,403	4,889
Total assets	$2,613,560	$1,394,751	$1,012,037	$786,401	$477,551
Accounts payable and accrued expenses	271,275	199,653	123,056	78,445	54,855
Notes payable	—	—	—	—	27,500
Current portion of long-term debt	48,000	—	—	—	—
Other current liabilities	40,814	28,132	15,459	6,817	2,063
Mortgage loan	—	—	—	—	44,000
Convertible notes	—	—	3,718	9,918	97,222
Long-term debt	101,000	—	—	—	—
Contingent consideration	139,002	18,120	—	—	—
Other noncurrent liabilities	42,619	14,354	10,068	2,865	4,910
Total liabilities	$642,710	$260,259	$152,301	$98,045	$230,550
Total stockholders’ equity	1,970,850	1,134,492	859,736	688,356	247,001
Total liabilities and stockholders' equity	$2,613,560	$1,394,751	$1,012,037	$786,401	$477,551

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (amounts in thousands, except percentages and per share data)
In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties, discussed in the section entitled item 1A “Risk Factors”, and the “Note Regarding Forward-Looking Statements”, included at the beginning of this Annual Report on Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those forecast in forward-looking statements or implied in historical results and trends.
The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: PNH, a life-threatening and ultra-rare blood disorder, and aHUS, a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which chronic uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in the therapeutic areas of hematology, nephrology, transplant rejection and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is an ultra-rare, debilitating and life-threatening, genetic deficiency blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells, or hemolysis. The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
Soliris was approved for the treatment of PNH by the FDA and the EC in 2007 and by MHLW in 2010, and has been approved in several other territories. Additionally, Soliris has been granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
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
On February 7, 2012, we acquired Enobia, a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. The acquisition was intended to further our objective to develop and commercialize therapies for patients with severe, ultra-rare and life-threatening disorders. Enobia's lead product candidate, asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments. We made a cash payment of $610,000, subject to purchase price adjustments, for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 may be due upon reaching various regulatory and sales milestones. We financed the acquisition with a combination of existing cash and proceeds from our new credit facility.
On February 8, 2011, we acquired patents and assets from Orphatec related to an investigational therapy for patients with MoCD Type A, an ultra-rare genetic disorder characterized by severe brain damage and rapid death in newborns. We made initial payments of $3,050 in cash and may make additional future payments of up to $42,000 in contingent milestone payments upon various development, regulatory and commercial milestones.
On January 28, 2011, we acquired Taligen , a privately held development stage biotechnology company based in Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. The acquisition was intended to broaden our portfolio of preclinical compounds and to expand our capabilities in translational medicine. We acquired preclinical compounds and novel antibody and protein regulators of the complement inflammatory pathways. We made an upfront cash payment of $111,773 for 100% of Taligen’s equity interests. Additional contingent payments of up to an aggregate of $367,000 may be due upon the achievement of various development and commercial milestones in both the United States and European Union for up to six product candidates.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in this Annual Report on Form 10-K. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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
Revenue Recognition
Net Product Sales
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our statements of operations and do not impact net product sales.
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
We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. Under this type of arrangement, amounts billed in excess of the contractual limitation are repaid to these governments as a rebate. We estimate incremental discounts resulting from these contractual limitations, based on estimated sales during the limited period, and we apply the discount percentage to product shipments as a reduction of revenue. Our calculations related to these arrangements require estimation of sales during the limitation period, and adjustments in these estimates may have a material impact in the period in which these estimates change.

We have provided balances and activity in the rebates payable account for the years ended December 31, 2012, 2011 and 2010 as follows:

Rebates Payable
Balance at December 31, 2009	$(4,068)
Current provisions relating to sales in current year	(11,314)
Payments/credits relating to sales in current year	6,488
Payments/credits relating to sales in prior years	4,234
Balance at December 31, 2010	$(4,660)
Current provisions relating to sales in current year	(36,045)
Payments/credits relating to sales in current year	15,226
Payments/credits relating to sales in prior years	3,733
Balance at December 31, 2011	$(21,746)
Current provisions relating to sales in current year	(81,132)
Payments/credits relating to sales in current year	22,634
Payments/credits relating to sales in prior years	17,910
Balance at December 31, 2012	$(62,334)
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
We sell Soliris to a limited number of customers, and we evaluate the creditworthiness of each customer on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries typically exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. If creditworthiness declines further, subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We assess on an ongoing basis whether collectibility is reasonably assured at the time of sale and we also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. For additional information related to our concentration of credit risk associated with certain international accounts receivable balances, refer to the "Liquidity and Capital Resources" section below.
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
Products that have been approved by the FDA or other regulatory authorities, such as Soliris, are also used in clinical programs to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of Soliris utilized for both commercial and clinical programs is identical and, as a result, the inventory has an "alternative future use" as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an "alternative future use".
For products which are under development and have not yet been approved by regulatory authorities, purchased drug product is charged to research and development expense upon delivery.  Delivery occurs when the inventory passes quality inspection and ownership transfers to us.  Nonrefundable advance payments for research and development activities, including production of purchased drug product, are deferred and capitalized until the goods are delivered.  We also recognize expense for raw materials purchased when the raw materials pass quality inspection and we have an obligation to pay for the materials.
We also capitalize the cost of inventory manufactured at ARIMF in property, plant and equipment prior to the approval of the facility by regulatory authorities.
We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our product is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. Soliris currently has a maximum estimated life of 48 months and, based on our sales forecasts, we expect to realize the carrying value of the Soliris inventory. In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in an adjustment to inventory levels, which would be recorded as an increase to cost of sales.
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

Share-Based Compensation
We grant equity awards under one share-based compensation plan known as the Amended and Restated Incentive 2004 Plan. Under this plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. Stock-related awards are also outstanding under other share-based compensation plans, but we have not granted awards under these plans since 2004.
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

Valuation of Goodwill, Acquired Intangible Assets and In-Process Research and Development (IPR&D)
We have recorded goodwill, acquired intangible assets and IPR&D related to our acquisitions. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair values of the assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

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
Intangible assets related to IPR&D are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Impairment testing is also performed at least annually or when a triggering event occurs that could indicate a potential impairment. In the third quarter 2012, we recognized an impairment charge of $26,300 to write-down an IPR&D asset to fair value, which was determined to be de minimis.  As of December 31, 2012, the carrying value of our IPR&D was not impaired.
If these projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of the acquired intangible assets, including IPR&D, may become impaired if the underlying projects do not progress as we initially estimated. We believe that the assumptions used in developing our estimates of intangible asset values were reasonable at the time of the respective acquisitions. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs, profitability, or the events associated with such projects, such as clinical results, will occur as estimated.
Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets. We completed our annual impairment test as of December 31, 2012 and determined the carrying value of goodwill was not impaired.

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
•discount rates.
Our contingent consideration liabilities arose in connection with our acquisitions. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood of or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.
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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard on the presentation of comprehensive income. The new standard eliminated the current alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this standard during the first quarter of 2012.
In July 2012, the FASB issued a new standard which amends the guidance on testing indefinite-lived intangible assets, other than goodwill. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining if it is necessary to perform a quantitative assessment and calculate the fair value of the asset. Under the new standard, a company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on the qualitative assessment, that it is more likely than not impaired. The new standard is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of this guidance for our 2012 annual impairment test. The adoption did not have a material effect on our consolidated financial statements.
Results of Operations
The following table sets forth consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010
Net product sales	$1,134,114	$783,431	$540,957
Cost of sales:
Cost of sales	126,214	93,140	64,437
Gain on intellectual property settlement	(53,377)	—	—
Total cost of sales	72,837	93,140	64,437
Operating expenses:
Research and development	222,732	137,421	98,394
Selling, general and administrative	384,678	308,176	226,766
Acquisition-related costs	22,812	13,486	722
Impairment of intangible asset	26,300	—	—
Amortization of purchased intangible assets	417	382	—
Total operating expenses	656,939	459,465	325,882
Operating income	404,338	230,826	150,638
Interest and other expense	(6,772)	(1,158)	(1,627)
Income before income taxes	397,566	229,668	149,011
Income tax provision	142,744	54,353	51,981
Net income	$254,822	$175,315	$97,030
Earnings per common share:
Basic	$1.34	$0.96	$0.54
Diluted	$1.28	$0.91	$0.52

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
Net Product Sales
Net product sales by significant geographic region are as follows:

	Year Ended December 31,
	2012	2011	% Variance
Net product sales:
United States	$400,483	$263,387	52%
Europe	418,321	340,812	23%
Asia Pacific (primarily Japan)	161,480	115,377	40%
Other	153,830	63,855	141%
	$1,134,114	$783,431	45%

The increase in revenue for fiscal year 2012 versus 2011 was primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to physicians requesting Soliris therapy for additional patients, as well as reimbursement and price approvals in additional territories and reimbursement for aHUS in the United States. We also recognized $3,300 related to an agreement reached with a payer in the second quarter of 2012 related to product shipped during

2011.
The increase in revenues was offset by the negative impact of approximately $16,566 for the year ended December 31, 2012 due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the year ended December 31, 2011. The negative impact was primarily due to the Euro, offset by a positive impact of the Japanese Yen. We recorded a gain (loss) in revenue of $12,869 and $(6,558) related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2012 and 2011, respectively.
Cost of Sales
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we made an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement. As a result of this settlement and non-exclusive license agreement, we reduced our estimate for probable contingent liabilities and recorded a gain in cost of sales of $53,377 in the third quarter 2012.
Exclusive of the settlement noted above, cost of sales were $126,214 and $93,140, or 11% and 12% of product revenue, respectively, for the years ended December 31, 2012 and 2011. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
Research and Development Expense
Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs. We group our research and development expenses into two major categories: external direct expenses and all other R&D expenses.
External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development, medical affairs and regulatory functions, including manufacturing of material for clinical and research activities. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of eculizumab and other product candidates. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following table provides information regarding research and development expenses:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Variance	% Variance
Clinical development	$46,711	$33,417	$13,294	40%
Product development	57,028	23,133	33,895	147%
Discovery research	8,271	5,850	2,421	41%
Total external direct expenses	112,010	62,400	49,610	80%
Payroll and benefits	95,609	64,068	31,541	49%
Operating and occupancy	7,958	5,046	2,912	58%
Depreciation and amortization	7,155	5,907	1,248	21%
Total other R&D expenses	110,722	75,021	35,701	48%
Research and development expense	$222,732	$137,421	$85,311	62%

During the year ended December 31, 2012, we incurred research and development expenses of $222,732, an increase of $85,311, or 62% versus the $137,421 incurred during the year ended December 31, 2011. The increase was primarily related to the following:

•	Increase of $13,294 in external clinical development expenses related primarily to an expansion of studies of eculizumab and our asfotase alfa program acquired in February 2012, as well as an increase in costs related to other clinical programs. See table below.

•	Increase of $33,895 in external product development expenses related primarily to the production of clinical amounts of asfotase alfa.

•	Increase of $31,541 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, "Business", for a description of each of these programs:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Accumulated Expenditures since January 1, 2006
External direct expenses
Eculizumab	$35,732	$31,630	$159,064
Asfotase alfa	4,800	—	4,800
cPMP	2,144	—	2,144
ALXN 1007	1,395	40	1,435
Pexelizumab	—	—	13,713
Other programs	2,001	1,004	6,109
Unallocated	639	743	10,522
	$46,711	$33,417	$197,787

Prior to January 1, 2006, substantially all of our research and development expenses were related to two products, eculizumab and pexelizumab. We obtained approval for eculizumab for the treatment of PNH in 2007 in the United States and European Union, and we made the decision to cease development of pexelizumab in 2006.
The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our other programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to Item 1A "Risk Factors" in this Annual Report on Form 10-K.
We expect our research and development expenses to increase in 2013 due to clinical development and manufacturing costs related to our expanding development programs. For additional information on these programs, please refer to “Product and Development Programs” in Item I "Business" of this Annual Report on Form 10-K.
Selling, General and Administrative Expense
Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support the marketing and sales of our commercialized products. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; marketing and sales operations in support of Soliris; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit, government affairs and legal expenses.
The table below provides information regarding selling, general and administrative expense:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Variance
Salary, benefits and other labor expense	$223,053	$185,018	$38,035
External selling, general and administrative expense	161,625	123,158	38,467
Total selling, general and administrative expense	$384,678	$308,176	$76,502

During the year ended December 31, 2012, we incurred selling, general and administrative expenses of $384,678, an increase of $76,502, or 25%, versus the $308,176 incurred during the year ended December 31, 2011. The increase was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $38,035. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $25,400 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $12,600 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $38,467. This increase was primarily due to costs associated with marketing and professional services of $18,400, increased distribution costs of $3,000, increased charitable contributions of $4,800, increased occupancy costs of $4,300 due to expansion of current facilities in the United States and Switzerland and new facilities associated with the acquisition of Enobia, and an increase of $7,000 in other administrative costs incurred in connection with our infrastructure growth.

We expect our selling, general and administrative expenses to increase, at a lower rate than our revenue, in 2013, reflecting our continued growth as a commercial organization throughout the world.
Acquisition-related Costs
We incurred the following acquisition-related costs in 2012 and 2011 associated with our acquisitions of Enobia, Taligen and Orphatec:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Separately-identifiable employee costs	$3,669	$6,597
Professional fees	12,593	5,489
Changes in fair value of contingent consideration	6,550	1,400
	$22,812	$13,486

The following table provides information for acquisition-related costs for each acquisition:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Enobia	$23,673	$2,039
Taligen	(2,948)	10,375
Orphatec	2,087	1,072
	$22,812	$13,486

Included in the acquisition-related costs for Taligen for the year ended December 31, 2012 is a gain of $4,331 related to the decrease in the fair value of the contingent consideration related to this acquisition.  The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to the negative scientific findings, decrease in value and related deprioritization of the age-related macular degeneration program.
Impairment of Intangible Asset
During the year ended December 31, 2012, we reviewed for impairment the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on our evaluation of negative scientific findings associated with our development of a different asset for the treatment of age-related macular degeneration, the likelihood of success for ophthalmic use and the value that can be obtained from a market participant in an arm's length transaction. These developments led us to deprioritize the development of this acquired asset. As a result, in the third quarter 2012, we recognized an impairment charge of $26,300 to write-down this asset to fair value, which was determined to be de minimis.

Interest and Other Expense
The following table provides information regarding interest and other expense:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Variance
Investment income	$1,838	$1,911	$(73)
Interest expense	(7,402)	(788)	(6,614)
Foreign currency loss	(1,208)	(2,281)	1,073
Total interest and other expense	$(6,772)	$(1,158)	$(5,614)
We recognize investment income primarily from our portfolio of cash equivalents. During the year ended December 31, 2012, investment income decreased $73, or 4% to $1,838.
We incur interest on our term notes, revolving credit facility, and capital lease obligations. During the year ended December 31, 2012, interest expense increased $6,614, to $7,402 due to interest on borrowings under our new credit facility used in the acquisition of Enobia in February 2012.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. During the year ended December 31, 2012, we recognized $1,208 of foreign currency loss, a decrease of $1,073, versus a loss of $2,281 incurred during the year ended December 31, 2011. The losses recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the year ended December 31, 2012, we recorded an income tax provision of $142,744 and an effective tax rate of 35.9%, compared to an income tax provision of $54,353 and an effective tax rate of 23.7% for the year ended December 31, 2011.
The income tax provision for 2012 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations, as well as to the tax expense of $21,812 associated with the structuring of the Enobia business. The tax provision for 2011 is principally attributable to the U.S. federal, state, and foreign income taxes in our profitable operations. In September 2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns.  Based on this assessment, we elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $15,400.
The Company was granted an incentive tax holiday in the Canton of Vaud in Switzerland effective January 1, 2010, with a final expiration date in 2019. The tax holiday will exempt the Company from most local corporate income taxes in Switzerland through the end of 2014 and is expected to be renewed for an additional 5 years. The impact of this tax holiday decreased foreign taxes by $3,173 in 2012 and $2,506 in 2011.
The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax expense does not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extends the tax credit for research and experimentation back to January 1, 2012 through the end of 2013 was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation will be recorded in the first quarter of 2013.
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

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
Net Product Sales
Revenues by significant geographic region are as follows:

	Year Ended December 31,
Net product sales:	2011	2010	% Variance
United States	$263,387	$205,792	28%
Europe	340,812	275,608	24%
Asia Pacific (primarily Japan)	115,377	22,188	420%
Other	63,855	37,369	71%
	$783,431	$540,957	45%

The increases in revenue for fiscal year 2011 versus 2010 were primarily due to an increased number of patients treated with Soliris globally. The increase in treated patients was due to additional patients and physicians requesting Soliris therapy, as well as reimbursement and price approvals in additional territories, including approval for PNH in Japan in the third quarter of 2010, Australia in the first quarter of 2011 and in certain provinces in Canada in the third quarter of 2011, and approval for aHUS in the United States in the third quarter of 2011.
The increase in revenues was offset by the negative impact of approximately $815 for the year ended December 31, 2011 due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the year ended December 31, 2010. The negative impact was primarily due to the Euro and the British Pound, offset by a positive impact of the Japanese Yen. We recorded a (loss) gain in revenue of $(6,558) and $8,778 related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2011 and 2010, respectively.
Cost of Sales
Cost of sales was $93,140 and $64,437, or 12% of product revenue, for the years ended December 31, 2011 and 2010. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
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

During the year ended December 31, 2011, we incurred research and development expenses of $137,421, an increase of $39,027, or 40%, versus the $98,394 incurred during the year ended December 31, 2010. The increase was primarily related to the following:

•
Increase of $6,434 in external clinical development expenses related primarily to an expansion of studies of eculizumab for non-PNH indications, including costs for the STEC-HUS trial initiated in the second quarter 2011.

•
Increase of $12,344 in external product development expenses related primarily to costs associated with our nephrology clinical programs and regulatory affairs for supporting our clinical programs, including aHUS.

•	Increase of $3,004 in discovery research expenses related primarily to costs associated with our Translation Medicine group initiated from the acquisition of Taligen.

•	Increase of $16,385 in research and development payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, "Business", for a description of each of these programs:

	Year Ended December 31, 2011	Year Ended December 31, 2010
External direct expenses
Eculizumab	$31,630	$24,595
Other	1,044	1,183
Unallocated	743	1,205
	$33,417	$26,983
Selling, General and Administrative Expense

The table below provides information regarding selling, general and administrative expense:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Variance
Salary, benefits and other labor expense	$185,018	$134,535	$50,483
External selling, general and administrative expense	123,158	92,231	30,927
Total selling, general and administrative expense	$308,176	$226,766	$81,410

During the year ended December 31, 2011, we incurred selling, general and administrative expenses of $308,176, an increase of $81,410, or 36%, versus the $226,766 incurred during the year ended December 31, 2010. The increase was primarily related to the following:

•
Increase in salaries, benefits and other labor expenses of $50,483. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $35,943 related to our global commercial staff to support global expansion and to prepare for the initiation of Soliris as a therapy for aHUS which was granted approval in the United States and Europe in the fourth quarter 2011. This increase was also due to increases in payroll and benefits of $14,540 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $30,927. The increase was primarily due to costs associated with marketing and professional services of $26,410, occupancy costs of $4,528 due to expansion of current facilities in the United States and Switzerland and new facilities in Turkey, India and China and, increases of $2,544 due to increased bad debt expense associated with declines in credit ratings on our Greek receivables in quarters subsequent to the recognition of the corresponding revenue.

Other Income and Expense
The following table provides information regarding interest and other income and expense:

	Year Ended December 31, 2011	Year Ended December 31, 2010	$ Variance
Investment income	$1,911	$1,511	$400
Interest expense	(788)	(704)	(84)
Foreign currency loss	(2,281)	(2,434)	153
Total interest and other income (expense)	$(1,158)	$(1,627)	$469
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. During the year ended December 31, 2011, investment income increased $400, or 26%, to $1,911 due primarily to higher cash, cash equivalents and marketable securities balances.
During the year ended December 31, 2011, interest expense increased $84, or 12%, to $788.
During the year ended December 31, 2011, we recognized $2,281 of foreign currency loss, a decrease of $153, versus a loss of $2,434 incurred during the year ended December 31, 2010. The decrease was primarily a result of the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the year ended December 31, 2011, we recorded an income tax provision of $54,353 and an effective tax rate of 23.7%, compared to an income tax provision of $51,981 and an effective tax rate of 34.9% for the year ended December 31, 2010. The income tax provision for 2011 and 2010 are principally attributable to the U.S. Federal, state, and foreign income taxes in our profitable operations.
Liquidity and Capital Resources (amounts in thousands, except per share data)
The following table summarizes the components of our financial condition as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011	$ Variance
Cash and cash equivalents	$989,501	$540,865	$448,636
Long-term debt (includes current portion)	149,000	—	149,000

Current assets	1,495,600	941,270	554,330
Current liabilities	360,089	227,785	132,304
Working capital	$1,135,511	$713,485	$422,026

The increase in cash and cash equivalents was primarily attributable to the net proceeds received from the common stock offering completed in May 2012, proceeds from our new credit facility, net proceeds from the exercise of stock options and cash generated from operations, offset by cash used for the Enobia acquisition, capital expenditures and the repurchase of shares of our common stock.
We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investment. However, we anticipate that cash generated from operations and our existing available cash and cash equivalents should provide us adequate resources to fund our operations as currently planned for the foreseeable future.
Since the commercial launch of Soliris in 2007, we have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund for the foreseeable future, our operations including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary, for future acquisitions or other strategic purposes.

Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds or high-quality marketable securities in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. At December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance. At December 31, 2011, the same two customers accounted for 18% and 13% of the accounts receivable balance.
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
As of December 31, 2012 and 2011, our total gross accounts receivable in Italy and Spain were approximately $82,200 and $77,000, respectively. As of December 31, 2012 and 2011, approximately $21,100 and $21,300, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,000 and $400, respectively, related to these gross receivables. As of December 31, 2012, we recorded $21,334 of accounts receivable in Spain within other non-current assets, which approximates the amount of the receivables that we estimate with collection periods beyond one year. During the year ended December 31, 2012 and 2011, we have recorded expense of approximately $1,100 and $350, respectively, related to the expectation of delayed payment from these countries. Our net accounts receivable from these countries as of December 31, 2012 and 2011 are summarized as follows:

	Total Accounts Receivable, Net		Accounts Receivable, Net > one year
	2012	2011	2012	2011
Italy	$35,758	$33,054	$7,197	$6,810
Spain	$44,465	$43,555	$12,873	$14,165
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2012, we have foreign exchange forward contracts with notional amounts totaling $964,189. These outstanding foreign exchange forward contracts had a net fair value of $17,180, of which an unrealized gain of $27,240 is included in other assets, offset by an unrealized loss of $10,060 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At December 31, 2012, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Acquisitions and Contingent Consideration Obligations
In February 2012, we completed a business combination with Enobia.  This acquisition required us to make upfront cash payments of $623,876, which we have paid from our available cash and cash equivalents and proceeds from our new credit facility. In 2012, as a result of structuring the Enobia business, we recorded income tax expense of $21,812 in our income statement. The structuring will require us to make a cash payment of approximately $50,000 in early 2013, and this amount is fully accrued on our balance sheet as of December 31, 2012.

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
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility and we used our available cash for the remaining purchase price. During the second quarter ended 2012, we repaid the revolving facility in full. In addition to the required quarterly installments of $12,000, we also pre-paid $55,000 of the term loan facility during the third quarter of 2012, and we had $149,000 outstanding as of December 31, 2012. As of December 31, 2012, we had open letters of credit of $9,695, and our borrowing availability under the revolving facility was $190,305 at December 31, 2012. We expect that cash generated from operations will be sufficient to meet debt service obligations.
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
The estimates of amounts potentially owed to other third parties may be influenced by the outcome of future litigation or other claims, if any, the results of which are uncertain. An increase in estimated amounts owed or a requirement to pay these amounts on an accelerated basis may result in a material adverse effect on liquidity. In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we made an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement.  As of December 31, 2012, we recorded accrued expenses of $25,450 for probable royalties owed to third parties.
Taxes
We do not record U.S. tax expense on the undistributed earnings of our non-U.S. subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by our non-U.S. subsidiaries, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet future U.S. liquidity needs. At December 31, 2012, approximately $128,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. In connection with the acquisition of Enobia, certain of our foreign subsidiaries have bank debt which remains outstanding at December 31, 2012. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all foreign undistributed earnings are permanently invested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
At December 31, 2012, we have pre-tax federal and state net operating loss carryforwards of $453,617, and $97,452, respectively. These NOL’s expire between 2021 and 2032. We also have federal and state income tax credit carryforwards of $80,755 and $7,513, respectively. These income tax credits expire between 2014 and 2032. Due to the amount of our NOL’s and credit carryforwards, we do not anticipate paying substantial U.S. federal income taxes within the next twelve months. We expect to pay cash taxes in various U.S. states and in foreign jurisdictions where we have operations and have utilized all of our net operating losses.
The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period. We have determined that these limiting provisions were triggered during a prior year. Additionally, in connection with our acquisition of Enobia, we acquired $10,337 of net operating losses subject to a limitation. However, we believe that such limitations are not expected to result in the expiration or loss of any significant amount of our federal NOL’s.
Common Stock Repurchase Program
In November 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Cash Flows

 The following summarizes our net change in cash and cash equivalents:

	Year Ended December 31,
	2012	2011	$ Variance
Net cash provided by operating activities	$410,613	$270,084	$140,529
Net cash used in investing activities	(627,585)	(33,717)	(593,868)
Net cash provided by financing activities	666,376	39,050	627,326
Effect of exchange rate changes on cash	(768)	(1,697)	929
Net change in cash and cash equivalents	$448,636	$273,720	$174,916

The increase in cash and cash equivalents was primarily due to cash generated from operations, borrowings under our credit facility and stock option exercises, offset by cash used for the Enobia acquisition and repurchases of shares of our common stock.

Operating Activities
The components of cash flows from operating activities, as reported in our Consolidated Statement of Cash Flows, are as follows:

•	Our reported net income was $254,822 and $175,315 for the year ended December 31, 2012 and 2011, respectively.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, deferred taxes, unrealized foreign currency (gain) loss, gains and losses on forward contracts and currency translation adjustments, and were $177,072 and $111,952 for the year ended December 31, 2012 and 2011, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $21,281 and $17,183 for the year ended December 31, 2012 and 2011, respectively. The $21,281 change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $72,870 due to the increased number of patients treated with Soliris globally, as well as reimbursement and price approvals in additional territories.

•	Increase in inventory of $6,265 related to increased production of inventory to support commercial growth.

•	Increase in prepaid expenses and other assets of $17,041, primarily related to prepaid taxes and prepaid manufacturing costs.

•
Increase of $61,723 in accounts payable and accrued expenses and other liabilities primarily related to increases in accrued income taxes, rebates and compensation, offset by a decrease in accrued royalties. The decrease in accrued royalties was related to the intellectual property settlement.

•	Increase of $13,172 in deferred revenue due to increased shipments in advance of recognizing revenue.
In 2013, we expect increases in cash flow from operations which will be highly dependent on sales levels, and the related cash collections, from Soliris.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $21,846 and $21,982 for the year ended December 31, 2012 and 2011, respectively.
•Maturities of marketable securities of $94,458 for the year ended December 31, 2011.

•	Payments of $605,735 and $105,886 for the year ended December 31, 2012 and 2011, respectively, related to acquisitions.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $66,438 and $35,765 for the years ended December 31, 2012 and 2011, respectively. In addition, during 2012, we recognized proceeds of $462,212 in connection with the sale of 5,000 shares of our common stock.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the second quarter of 2012, we repaid the revolving facility in full. In addition, during 2012, we made payments of $91,000 against the term loan facility.
During the fourth quarter of 2012, we repurchased $11,553 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$149,000	$48,000	$96,000	$5,000	$—
Interest expense (1)	3,651	1,911	1,722	18	—
Pension obligations	13,291	1,378	2,611	2,792	6,510
Operating leases (2)	54,041	16,462	18,990	10,362	8,227
Total contractual obligations	$219,983	$67,751	$119,323	$18,172	$14,737
Commercial commitments:
Clinical and manufacturing development	$168,763	$36,595	$67,004	$37,140	$28,024
Licenses	1,040	203	406	431	—
Total commercial commitments	$169,803	$36,798	$67,410	$37,571	$28,024

(1) Interest on variable rate debt calculated based on interest rates at December 31, 2012.
(2) Operating lease commitments do not include potential lease termination fees associated with an early exit from our Cheshire facilities or contractual payments associated with our New Haven facility lease as the precise timing of these payments is not certain and is contingent on construction of the facility over the next several years. Lease payments related to the New Haven lease will commence six months following the landlord's substantial completion of the building and will continue for a minimum of a 12 years. Monthly lease payments will range from $795 to $907 and total contractual commitments during the minimum lease term are approximately $122,500. Termination fees associated with of our current facilities total approximately $3,800.

The contractual obligations table above does not include contingent royalties and other contingent contractual payments we may owe to third parties in the future because such payments are contingent on future sales of our products and the existence and scope of third party intellectual property rights and other factors described in Item 1A "Risk Factors" and Note 9 "Commitments and Contingencies" of the Consolidated Financial Statements included in the Annual Report on Form 10-K.
The table above also does not include a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $12,393 at December 31, 2012. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2012. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
We also did not include contingent payments related to the Enobia, Taligen and Orphatec acquisitions, as the timing of payment for these amounts was not reasonably estimable at December 31, 2012. Contingent payments associated with these business combinations total up to $470,000 for Enobia, $367,000 for Taligen and $42,000 for Orphatec. We do not expect to make any significant contingent payments in the next 12 months.

Credit Facilities
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 beginning on June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017.
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
Operating Leases
Our operating leases are principally for facilities and equipment. We currently lease approximately 235,300 square feet of space at our headquarters and research and development facility in Cheshire, Connecticut and approximately 40,000 square feet of space at our regional executive and sales offices in Lausanne, Switzerland. In addition to the locations above, we also lease space in other U.S. states and foreign countries to support our operations as a global organization.
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities.
In November 2012, we entered into a new operating lease agreement for approximately 328,000 square feet of office and laboratory space to be constructed in New Haven, Connecticut. The construction of the facility is expected to begin in 2013 and be completed in 2015. The term of the new lease will commence upon the landlord's substantial completion of the building and will expire 12 years later, with a minimum renewal option of 7 years and a maximum renewal option of 20 years, provided that we expand our lease to include all rentable space in the building. The lease provides for monthly payments, ranging from $795 to $907, over the term of the lease. Upon completion of the New Haven facility, we will relocate our headquarters and Cheshire operations to New Haven.
In November 2012, in connection with the planned construction of facilities in New Haven, Connecticut, we also entered into an agreement with the State of Connecticut Department of Economic and Community Development which provides for a forgivable loan and grants totaling $26,000 and tax credits of up to $25,000. The program requires that we meet certain criteria in order to prevent forfeiture or repayment of the loan, grants and credits, which include (i) maintaining corporate headquarters in Connecticut for the next 10 years; and (ii) achieving and maintaining up to 668 full-time employment positions in the State of Connecticut over the next 6 years. It is unlikely that we will be able to realize the full value of the available tax credits and we are currently exploring alternatives for the disposition of these credits. As of December 31, 2012, we have not received any grant funds or tax credits associated with our agreement with the State of Connecticut.
Commercial Commitments
Our commercial commitments consist of research and development, license, operational, clinical development, and manufacturing cost commitments, along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs, which may or may not be realized, are contingent upon the progress of our clinical development programs and our commercialization plans. Our commercial commitments are represented principally by our supply agreement with Lonza.

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
We have various agreements with Lonza, with remaining total commitments of approximately $169,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
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
(amounts in thousands, except per share data)
Interest Rate Risk
As of December 31, 2012, we held all of our cash and cash equivalents in bank accounts and money market funds, and we do not believe a change in interest rates would have a material impact on our Consolidated Statements of Operations.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At December 31, 2012, we had approximately $149,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1,490.
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, and Swiss Franc against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the U.S., and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.
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
As of December 31, 2012 and 2011, we held foreign exchange forward contracts with notional amounts totaling $964,189 and $692,577, respectively. As of December 31, 2012 and 2011, our outstanding foreign exchange forward contracts had a net fair value of $17,180 and $14,854, respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted intercompany revenues.
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
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated throughout 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of December 31, 2012 and 2011, our total gross accounts receivable in Italy and Spain were approximately $82,200 and $77,000, respectively. Our net accounts receivable from these countries as of December 31, 2012 and 2011 are summarized as follows:

	Total Accounts Receivable, Net		Accounts Receivable, Net > one year
	2012	2011	2012	2011
Italy	$35,758	$33,054	$7,197	$6,810
Spain	$44,465	$43,555	$12,873	$14,165

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
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

Management utilized the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on the assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Agreement and Plan of Merger by and among Alexion, TPCA Corporation, Taligen Therapeutics, Inc., each stockholder of Taligen that signed the Agreement as a seller of Series Bl Call Rights, and, only for the limited purposes described therein as Stockholders’ Representatives (and not in their individual capacities), Nick Galakatos, Ed Hurwitz and Timothy Mills, dated as of January 28, 2011.(1)+

2.2	Agreement and Plan of Merger by and among Alexion, EMRD Corporation, Enobia Pharma Corp., and the Stockholder Representatives named therein, dated as of December 28, 2011.(2)+

2.3
Amendment No. 1 to the Agreement and Plan of Merger, dated December 28, 2011, by and among Alexion, EMRD Corporation, Enobia Pharma Corp., and the Stockholder Representatives named therein, dated February 1, 2012.(3)

3.1	Certificate of Incorporation, as amended.(4)

3.2	Certificate of Amendment of the Certificate of Incorporation.(5)

3.3	Bylaws, as amended.(6)

4.1	Specimen Common Stock Certificate.(7)

4.2	Rights Agreement between Alexion and Continental Stock Transfer & Trust Company, Rights Agent, dated as of February 14, 1997.(8)

4.3	Amendment No. 1 to Rights Agreement, dated as of September 18, 2000, between Alexion and Continental Stock Transfer and Trust Company.(9)

4.4	Amendment No. 2 to Rights Agreement, dated as of December 12, 2001, between Alexion and Continental Stock Transfer and Trust Company, which includes as Exhibit B the form of Right Certificate.(10)

4.5	Amendment No. 3 to Rights Agreement, dated as of November 16, 2004, between Alexion and Continental Stock Transfer and Trust Company.(11)

4.6	Amendment No. 4 to Rights Agreement, dated February 23, 2007, between Alexion and Continental Stock Transfer and Trust Company.(12)

10.1	Employment Agreement, dated as of February 14, 2006, between Alexion and Dr. Leonard Bell.(13)**

10.2	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Dr. Leonard Bell.(14)**

10.3	Employment Agreement, dated as of February 14, 2006, between Alexion and Dr. Stephen P. Squinto.(13)**

10.4	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Dr. Stephen P. Squinto.(14)**

10.5	Employment Agreement, dated as of February 14, 2006, between Alexion and Vikas Sinha.(13)**

10.6	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Vikas Sinha.(14)**

10.7	Employment Agreement, dated November 7, 2005, between Alexion Europe SAS and Patrice Coissac.(15)**

10.8	Amendment to Employment Agreement, dated July 25, 2007, between Alexion Europe SAS and Patrice Coissac.(16)**

10.9	Amendment to Employment Agreement, dated January 14, 2008, between Alexion Europe SAS and Patrice Coissac.(16)**

10.10	Severance Letter Agreement, dated as of November 7, 2005, by and between Alexion Europe SAS and Patrice Coissac. (15)**

10.11	Form of Employment Agreement (Senior Vice Presidents).(13)**

10.12	Form of Amendment No. 1 to Employment Agreements (Senior Vice Presidents). (14)**

10.13	Form of Indemnification Agreement for Officers and Directors. (17)

10.14	Agreement of Lease, dated May 9, 2000, between Alexion and WE Knotter L.L.C.(18)

10.15	Alexion’s 2000 Stock Option Plan, as amended.(19)**

10.16	Alexion’s 1992 Outside Directors Stock Option Plan, as amended.(20)**

10.17	Alexion’s Amended and Restated 2004 Incentive Plan.(5)**

10.18	License Agreement dated March 27, 1996 between Alexion and Medical Research Council.(21)+

10.19	Large-Scale Product Supply Agreement, dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, as amended.(22)+

10.20	Amendment No. 13 to the Large-Scale Product Supply Agreement dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, dated June 8, 2007.(23)+

10.21	Form of Stock Option Agreement for Directors.(24)**

10.22	Form of Stock Option Agreement for Executive Officers (Form A).(25)**

10.23	Form of Stock Option Agreement for Executive Officers (Form B).(25)**
10.24	Form of Restricted Stock Award Agreement for Executive Officers (Form A).(26)**

10.25	Form of Stock Option Agreement (Incentive Stock Options).(23)

10.26	Form of Stock Option Agreement (Nonqualified Stock Options).(23)

10.27	Form of Restricted Stock Award Agreement.(23)

10.28	Form of Restricted Stock Unit Award Agreement.(27)

10.29	Form of Stock Option Agreement for Participants in France.(23)**

10.30	Form of Restricted Stock Unit Agreement for Participants in France.(23)**

10.31	Patent License Agreement, dated December 31, 2008, between Alexion and PDL BioPharma, Inc.(23)+

10.32	Settlement Agreement, dated December 31, 2008, between Alexion and PDL BioPharma, Inc.(23)+

10.33	Settlement and Assignment Agreement, dated as of February 8, 2008, between Alexion and Oklahoma Medical Research Foundation. (28)

10.34
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

_____________________

(1)	Incorporated by reference to our Report on Form 8-K, filed on February 3, 2011.

(2)	Incorporated by reference to our Report on Form 8-K, filed on January 4, 2012.

(3)	Incorporated by reference to our Report on Form 8-K, filed on February 7, 2012.

(4)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(6)	Incorporated by reference to our Report on Form 8-K, filed on December 2, 2011.

(7)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).

(8)	Incorporated by reference to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 21, 1997.

(9)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on October 6, 2000.

(10)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 12, 2002.

(11)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on November 17, 2004.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 23, 2007.

(13)	Incorporated by reference to our Report on Form 8-K filed on February 16, 2006.

(14)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(15)	Incorporated by reference to our Report on Form 8-K, filed on November 14, 2005.

(16)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(17)	Incorporated by reference to our Report on Form 8-K, filed on September 17, 2010.

(18)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.

(19)	Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended January 31, 2004.

(20)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.

(21)	Incorporated by reference to our Annual Report on Form 10-K/A for the fiscal year ended July 31, 1996.

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.

(23)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(24)	Incorporated by reference to our report on Form 8-K, filed on December 16, 2004.

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(26)	Incorporated by reference to our report on Form 8-K, filed on March 14, 2005.

(27)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(28)	Incorporated by reference to our report on Form 8-K, filed on February 14, 2008.

+	Confidential treatment was granted for portions of such exhibit.
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

ALEXION PHARMACEUTICALS, INC.

By:	/s/ Leonard Bell
Leonard Bell, M.D. Chief Executive Officer and Treasurer Dated: February 19, 2013

By:	/s/ Vikas Sinha
Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer Dated: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leonard Bell	Chief Executive Officer, Treasurer and Director (principal executive officer)	February 19, 2013
Leonard Bell, M.D.

/s/ Vikas Sinha	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2013
Vikas Sinha, M.B.A., C.A.

/s/ Scott Phillips	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 19, 2013
Scott Phillips, C.P.A.

/s/ Max Link	Chairman of the Board of Directors	February 19, 2013
Max Link, Ph.D.

/s/ William R. Keller	Director	February 19, 2013
William R. Keller

/s/ Larry L. Mathis	Director	February 19, 2013
Larry L. Mathis

/s/ Joseph A. Madri	Director	February 19, 2013
Joseph A. Madri, Ph.D., M.D.

/s/ R. Douglas Norby	Director	February 19, 2013
R. Douglas Norby

/s/ Alvin S. Parven	Director	February 19, 2013
Alvin S. Parven

/s/ Andreas Rummelt	Director	February 19, 2013
Andreas Rummelt, Ph.D.

/s/ Ann Veneman	Director	February 19, 2013
Ann Veneman

Alexion Pharmaceuticals, Inc.
Contents
For the Years Ended December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Alexion Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Hartford, Connecticut
February 19, 2013

Alexion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(amounts in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$989,501	$540,865
Trade accounts receivable, net	295,598	244,288
Inventories	94,521	81,386
Prepaid manufacturing costs	14,619	4,750
Deferred tax assets	26,086	19,132
Prepaid expenses and other current assets	75,275	50,849
Total current assets	1,495,600	941,270
Property, plant and equipment, net	165,629	165,852
Intangible assets, net	646,678	91,604
Goodwill	253,645	79,639
Deferred tax assets	13,954	103,868
Other assets	38,054	12,518
Total assets	$2,613,560	$1,394,751
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,488	$16,029
Accrued expenses	249,787	183,624
Deferred revenue	31,266	17,905
Current portion of long-term debt	48,000	—
Other current liabilities	9,548	10,227
Total current liabilities	360,089	227,785
Long-term debt, less current portion	101,000	—
Contingent consideration	139,002	18,120
Deferred tax liabilities	19,827	3
Other liabilities	22,792	14,351
Total liabilities	642,710	260,259
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 194,918 and 185,616 shares issued at December 31, 2012 and 2011, respectively	20	19
Additional paid-in capital	1,852,221	1,261,589
Treasury stock, at cost, 227 and 97 shares at December 31, 2012 and 2011, respectively	(14,229)	(2,676)
Accumulated other comprehensive income	6,635	4,179
Retained earnings (deficit)	126,203	(128,619)
Total stockholders' equity	1,970,850	1,134,492
Total liabilities and stockholders' equity	$2,613,560	$1,394,751

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net product sales	$1,134,114	$783,431	$540,957
Cost of sales:
Cost of sales	126,214	93,140	64,437
Gain on intellectual property settlement	(53,377)	—	—
Total cost of sales	72,837	93,140	64,437
Operating expenses:
Research and development	222,732	137,421	98,394
Selling, general and administrative	384,678	308,176	226,766
Acquisition-related costs	22,812	13,486	722
Impairment of intangible asset	26,300	—	—
Amortization of purchased intangible assets	417	382	—
Total operating expenses	656,939	459,465	325,882
Operating income	404,338	230,826	150,638
Other income and expense:
Investment income	1,838	1,911	1,511
Interest expense	(7,402)	(788)	(704)
Foreign currency loss	(1,208)	(2,281)	(2,434)
Income before income taxes	397,566	229,668	149,011
Income tax provision	142,744	54,353	51,981
Net income	$254,822	$175,315	$97,030
Earnings per common share
Basic	$1.34	$0.96	$0.54
Diluted	$1.28	$0.91	$0.52
Shares used in computing earnings per common share
Basic	190,461	183,220	178,542
Diluted	198,501	191,806	186,074

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$254,822	$175,315	$97,030
Other comprehensive income (loss), net of tax:
Foreign currency translation	150	(1,328)	(528)
Unrealized losses on marketable securities, net of tax of $0	—	(10)	(12)
Unrealized losses on pension obligation, net of tax of $(143), $(72) and $(130), respectively	(1,529)	(1,165)	(1,898)
Unrealized gains (losses) on hedging activities, net of tax of $232, $872 and $(234), respectively	3,835	13,822	(2,760)
Other comprehensive income (loss), net of tax	2,456	11,319	(5,198)
Comprehensive income	257,278	186,634	91,832

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2009	177,665	$17	$1,093,921	97	$(2,676)	$(1,942)	$(400,964)	$688,356
Conversion of convertible notes to common stock	788	—	6,175	—	—	—	—	6,175
Issuance of common stock from exercise of options	3,292	1	37,545	—	—	—	—	37,546
Issuance of restricted common stock	629	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	1,970	—	—	—	—	1,970
Share-based compensation expense	—	—	33,857	—	—	—	—	33,857
Net income	—	—	—	—	—	—	97,030	97,030
Other comprehensive income	—	—	—	—	—	(5,198)	—	(5,198)
Balances, December 31, 2010	182,374	$18	$1,173,468	97	$(2,676)	$(7,140)	$(303,934)	$859,736
Costs associated with 2 for 1 stock split	—	—	(55)	—	—	—	—	(55)
Conversion of convertible notes to common stock	381	—	2,996	—	—	—	—	2,996
Issuance of common stock from exercise of options	2,744	1	35,820	—	—	—	—	35,821
Issuance of restricted common stock	117	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	4,016	—	—	—	—	4,016
Share-based compensation expense	—	—	45,344	—	—	—	—	45,344
Net income	—	—	—	—	—	—	175,315	175,315
Other comprehensive income	—	—	—	—	—	11,319	—	11,319
Balances, December 31, 2011	185,616	$19	$1,261,589	97	$(2,676)	$4,179	$(128,619)	$1,134,492
Issuance of common stock, net of issuance costs of $207	5,000	1	462,212	—	—	—	—	462,213
Conversion of convertible notes to common stock	91	—	718	—	—	—	—	718
Repurchase of common stock		—	—	130	(11,553)	—	—	(11,553)
Issuance of common stock from exercise of options	3,918		66,438	—	—	—	—	66,438
Issuance of restricted common stock	293	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	7,228	—	—	—	—	7,228
Share-based compensation expense	—	—	54,036	—	—	—	—	54,036
Net income	—	—	—	—	—	—	254,822	254,822
Other comprehensive income	—	—	—	—	—	2,456	—	2,456
Balances, December 31, 2012	194,918	$20	$1,852,221	227	$(14,229)	$6,635	$126,203	$1,970,850

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$254,822	$175,315	$97,030
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,887	17,616	15,792
Impairment of intangible asset	26,300	—	—
Change in fair value of contingent consideration	6,550	1,400	—
Share-based compensation expense	54,013	44,763	32,338
Deferred taxes	71,155	42,066	36,389
Unrealized foreign currency (gain) loss	(3,019)	5,516	(523)
(Gains) losses on forward contracts	(2,694)	479	6,205
Other	880	112	1,036
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(72,870)	(78,778)	(59,239)
Inventories	(6,265)	(12,179)	(14,119)
Prepaid expenses and other assets	(17,041)	(21,040)	(2,773)
Accounts payable and accrued expenses	61,723	79,781	47,455
Deferred revenue	13,172	15,033	1,315
Net cash provided by operating activities	410,613	270,084	160,906
Cash flows from investing activities:
Purchases of marketable securities	—	—	(129,860)
Proceeds from maturity or sale of marketable securities	—	94,458	53,387
Purchases of property, plant and equipment	(21,846)	(21,982)	(12,843)
Payments for acquisitions of businesses, net of cash acquired	(605,735)	(105,886)	—
Increase in restricted cash	(4)	(307)	(2)
Net cash used in investing activities	(627,585)	(33,717)	(89,318)
Cash flows from financing activities:
Debt issuance costs	(6,184)	—	—
Proceeds from revolving credit facility	115,000	60,000	—
Payments on revolving credit facility	(115,000)	(60,000)	—
Proceeds from term loan	240,000	—	—
Payments on term loan	(91,000)	—	—
Excess tax benefit from stock options	7,228	4,016	1,970
Repurchase of common stock	(11,553)	—	—
Net proceeds from issuance of common stock	462,212	—	—
Net proceeds from the exercise of stock options	66,438	35,765	37,546
Other	(765)	(731)	(649)
Net cash provided by financing activities	666,376	39,050	38,867
Effect of exchange rate changes on cash	(768)	(1,697)	(482)
Net change in cash and cash equivalents	448,636	273,720	109,973
Cash and cash equivalents at beginning of period	540,865	267,145	157,172
Cash and cash equivalents at end of period	$989,501	$540,865	$267,145

Supplemental disclosures
Cash paid for interest (net of amounts capitalized)	$4,475	$538	$500
Cash paid for income taxes	$18,272	$10,221	$7,953
Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$718	$3,012	$6,249
Contingent consideration issued in acquisitions	$117,000	$16,720	$—
The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Alexion and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. On February 7, 2012, we acquired Enobia Pharma Corp (Enobia). All of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of acquisition, and Enobia's results of operations are included in the consolidated financial statements from the date of acquisition.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

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
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. Our derivative financial instruments are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Our debt obligations are carried at historical cost, which approximates fair value. Our contingent consideration liabilities related to our acquisitions are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
Accounts Receivable
Our standard credit terms vary based on the country of sale and range from 30 to 120 days. Our consolidated average days’ sales outstanding ranges from 80 to 100 days. We sell Soliris to a limited number of customers, and we evaluate the creditworthiness of each such customer on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is reasonably assured at the time of sale.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. We invest our cash reserves in money market funds or high-quality marketable securities in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
For the year ended December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance and 21% and 12% of net product sales. For the year ended December 31, 2011, two individual customers accounted for 18% and 13% of the accounts receivable balance and 19% and 12% of net product sales. No other customers accounted for more than 10% of net product sales or accounts receivable.
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
As of December 31, 2012 and 2011, our total gross accounts receivable in Italy and Spain were approximately $82,200 and $77,000, respectively. As of December 31, 2012 and 2011, approximately $21,100 and $21,300, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $2,000 and $400, respectively, related to these gross receivables. As of December 31, 2012, we recorded $21,334 of accounts receivable in Spain

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

within other non-current assets, which approximates the amount of the receivables that we estimate with collections periods beyond one year. During the year ended December 31, 2012 and 2011, we have recorded expense of approximately $1,100 and $350, respectively, related to the expectation of delayed payment from these countries. Our net accounts receivable from these countries as of December 31, 2012 and 2011 are summarized as follows:

	Total Accounts Receivable, Net		Accounts Receivable, Net > one year
	2012	2011	2012	2011
Italy	$35,758	$33,054	$7,197	$6,810
Spain	$44,465	$43,555	$12,873	$14,165
Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	December 31,
	2012	2011
Raw materials	$6,485	$9,677
Work-in-process	43,899	37,000
Finished goods	44,137	34,709
	$94,521	$81,386

Capitalization of Inventory Costs
We capitalize inventory produced for commercial sale, including costs incurred prior to regulatory approval but subsequent to the filing of a Biologics License Application (BLA) when the Company has determined that the inventory has probable future economic benefit.
Products that have been approved by the U.S. Food and Drug Administration (FDA) or other regulatory authorities, such as Soliris, are also used in clinical programs to assess the safety and efficacy of the products for usage in diseases that have no been approved by the FDA or other regulatory authorities. The form of Soliris utilized for both commercial and clinical programs is identical and, as a result, the inventory has an "alternative future use" as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an "alternative future use".
For products which are under development and have not yet been approved by regulatory authorities, purchased drug product is charged to research and development expense upon delivery.  Delivery occurs when the inventory passes quality inspection and ownership transfers to us.  Nonrefundable advance payments for research and development activities, including production of purchased drug product, are deferred and capitalized until the goods are delivered.  We also recognize expense for raw materials purchased for developmental purposes when the raw materials pass quality inspection and we have an obligation to pay for the materials.
We also capitalize the cost of inventory manufactured at our manufacturing plant in property, plant and equipment prior to the approval of the facility by regulatory authorities.
Inventory Write-Offs
We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our product is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. Soliris currently has a maximum estimated life of 48 months and, based on our sales forecasts, we expect to realize the carrying value of the Soliris inventory.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
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
Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their estimated useful lives at that point in time.
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
Impairment of Long-Lived Assets
We evaluate our long-lived assets, which are primarily comprised of intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In addition, IPR&D is reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the IPR&D.
In the third quarter of 2012, we recognized an impairment charge of $26,300 associated with an indefinite-lived intangible asset acquired in connection with the purchase of Taligen. We did not recognize any other impairment loss for long-lived assets during the years ended December 31, 2012, 2011 and 2010.
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
Treasury Stock
Treasury stock is accounted for using the cost method, with the purchase price of the common stock recorded separately as a deduction from stockholders' equity.
Revenue Recognition
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our statements of operations and do not impact net product sales.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

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
We have entered into volume-based arrangements with governments in certain countries in which reimbursement is limited to a contractual amount. Under this type of arrangement, amounts billed in excess of the contractual limitation are repaid to these governments as a rebate. We estimate incremental discounts resulting from these contractual limitations, based on estimated sales during the limited period, and we apply the discount percentage to product shipments as a reduction of revenue. Our calculations related to these arrangements require estimation of sales during the limitation period, and adjustments in these estimates may have an impact in the period in which an adjustment is made.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Net income used for basic calculation	$254,822	$175,315	$97,030
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	—	26	72
Net income used for diluted calculation	$254,822	$175,341	$97,102
Shares used in computing earnings per common share—basic	190,461	183,220	178,542
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	8	198	766
Stock awards	8,032	8,388	6,766
Dilutive potential common shares	8,040	8,586	7,532
Shares used in computing earnings per common share—diluted	198,501	191,806	186,074
Earnings per common share:
Basic	$1.34	$0.96	$0.54
Diluted	$1.28	$0.91	$0.52
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the years ended December 31, 2012, 2011 and 2010 because their effect is anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Potentially dilutive securities:
Options to purchase common stock	1,846	1,905	2,468
Unvested restricted stock and restricted stock units	53	15	6
	1,899	1,920	2,474
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income, such as foreign currency translation adjustments, changes in pension liabilities, unrealized holding gains and losses on available for sale securities and unrealized gains and losses on hedge contracts. Certain of these changes in equity are reflected net of tax.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

A summary of accumulated other comprehensive income (loss) by component is summarized as follows:

	Defined Benefit Pension Plan	Net Unrealized Gain(Loss) from Marketable Securities	Net Unrealized Gain(Loss) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income(Loss)
Balances, December 31, 2009	$(1,120)	$22	$259	$(1,103)	$(1,942)
Other comprehensive income before reclassifications	(1,941)	(12)	(12,206)	(528)	(14,687)
Amounts reclassified from other comprehensive income	43	—	9,446	—	9,489
Net other comprehensive income	(1,898)	(12)	(2,760)	(528)	(5,198)
Balances, December 31, 2010	(3,018)	10	(2,501)	(1,631)	(7,140)
Other comprehensive income before reclassifications	(1,407)	(10)	21,146	(1,328)	18,401
Amounts reclassified from other comprehensive income	242	—	(7,324)	—	(7,082)
Net other comprehensive income	(1,165)	(10)	13,822	(1,328)	11,319
Balances, December 31, 2011	(4,183)	—	11,321	(2,959)	4,179
Other comprehensive income before reclassifications	(1,833)	—	15,880	150	14,197
Amounts reclassified from other comprehensive income	304	—	(12,045)	—	(11,741)
Net other comprehensive income	(1,529)	—	3,835	150	2,456
Balances, December 31, 2012	$(5,712)	$—	$15,156	$(2,809)	$6,635

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard on the presentation of comprehensive income. The new standard eliminated the current alternative to report other comprehensive income and its components in the statement of changes in equity. Under the new standard, companies can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. We adopted the provisions of this standard during the first quarter of 2012.
In July 2012, the FASB issued a new standard which amends the guidance on testing indefinite-lived intangible assets, other than goodwill. The new standard allows companies an option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining if it is necessary to perform a quantitative assessment and calculate the fair value of the asset. Under the new standard, a company is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on the qualitative assessment, that it is more likely than not impaired. The new standard is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted the provisions of this guidance for our 2012 annual impairment test. The adoption did not have a material effect on our consolidated financial statements.

2.	Acquisitions

Acquisition of Enobia Pharma Corp.

On February 7, 2012, we acquired Enobia, a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Enobia were recorded

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. Enobia's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition is intended to further our objective to develop and commercialize therapies for patients with severe, ultra-rare and life-threatening disorders. Enobia's lead product candidate asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments.
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
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the achievement of the milestones. At December 31, 2012, the fair value of the contingent consideration for Enobia was $124,411. Changes in fair value of the consideration for Enobia was $7,411 for the year ended December 31, 2012.
The fair values of acquired assets and liabilities are based on preliminary estimates and are subject to change. The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Enobia
Cash and cash equivalents	$18,141
Current assets	5,536
In-process research and development	587,000
Other noncurrent assets	910
Assets acquired	611,587
Deferred tax liability	(31,471)
Other liabilities assumed	(13,246)
Liabilities assumed	(44,717)
Goodwill	174,006
Net assets acquired	$740,876

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

Asset categories acquired in the Enobia acquisition included working capital, fixed assets, deferred tax assets and IPR&D. The fair value of working capital was determined to approximate book values. The fair value assigned to the assets acquired and liabilities assumed has been prepared on a preliminary basis, and changes to that allocation may occur as additional information becomes available related to indemnification assets and deferred taxes.
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
We recorded a net deferred tax liability of $31,471. This amount was primarily comprised of $78,527 related to IPR&D, offset by acquired net operating losses and research credit carryovers totaling $47,056.
For the year ended December 31, 2012, we recorded $6,794 of expenses associated with the operations of Enobia from February 7, 2012 through March 31, 2012 in our condensed consolidated statement of comprehensive income. Effective April 1, 2012, the operations of Enobia were integrated into our operations.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of operations for the years ended December 31, 2012 and 2011 as if the acquisition of Enobia had been completed on January 1, 2011. The pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. The pro forma results have been adjusted to remove costs associated with changes in the fair value of Enobia's preferred stock. Included in the pro forma net income for the year ended December 31, 2012, are approximately $23,673 and $7,900 of Alexion and Enobia acquisition-related costs, respectively, which are not expected to have an ongoing impact.

	Year Ended December 31,
	2012	2011
Revenues	$1,134,114	$783,431
Net income	236,407	124,496
Earnings per common share
Basic	$1.24	$0.68
Diluted	$1.19	$0.65

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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

The initial estimate of fair value of contingent consideration was $11,634. Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. At December 31, 2012, the fair value of the contingent consideration for Taligen was $9,736. Changes in fair value of the consideration for Taligen were $(2,948) and $1,050 for the years ended December 31, 2012 and 2011, respectively. Included in the change in fair value for the year ended December 31, 2012 is a gain of $4,331 related to the decrease in the fair value of the contingent consideration related to this acquisition.  The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to the negative scientific findings, decrease in value and related deprioritization of the age-related macular degeneration program (Note 5).
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
The initial estimate of fair value of contingent consideration was $5,086. Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. At December 31, 2012, the fair value of the contingent consideration for Orphatec was $7,523. Changes in fair value of the consideration for Orphatec were $2,087 and $350 for the years ended December 31, 2012 and 2011, respectively.
Acquisition-Related Costs

Acquisition-related costs for the years ended December 31, 2012 and 2011 include the following:

	Year Ended December 31,
	2012	2011
Separately-identifiable employee costs	$3,669	$6,597
Professional fees	12,593	5,489
Changes in fair value of contingent consideration	6,550	1,400
	$22,812	$13,486
During the years ended December 31, 2012 and 2011, we incurred approximately $23,673 and $2,039, respectively, in costs related to the Enobia acquisition, which are included in this table above.

3.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2012	December 31, 2011
Prepaid taxes	$25,920	$14,128
Forward contract receivable	17,862	18,863
Other	31,493	17,858
	$75,275	$50,849

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

4.	Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	December 31, 2012	December 31, 2011
Land	$692	$692
Buildings and improvements	147,838	141,157
Machinery and laboratory equipment	49,692	46,021
Computer hardware and software	33,809	27,788
Furniture and office equipment	8,593	7,163
Construction-in-progress	4,996	3,638
	245,620	226,459
Less: Accumulated depreciation and amortization	(79,991)	(60,607)
	$165,629	$165,852
Depreciation and amortization of property, plant and equipment was approximately $15,192, $12,236 and $11,003 for the years ended December 31, 2012, 2011 and 2010, respectively.
At December 31, 2012 and 2011, computer software costs included in property, plant and equipment was $9,628 and $10,303, respectively. Depreciation and amortization expense for capitalized computer software costs was $4,228, $3,642 and $2,883 for the years ended December 31, 2012, 2011 and 2010, respectively.
In July 2006, we acquired a manufacturing plant in Smithfield, Rhode Island for the commercial production of Soliris and development and manufacturing of future products. Since this date, we have incurred costs related to the construction of the plant to support full-scale commercial manufacturing. We have also capitalized costs related to validation activities which are directly attributable to preparing the facility for its intended use, including engineering runs and inventory production necessary to obtain approval of the facility from government regulators for the production of a commercially approved drug. In December 2009, we received final regulatory approval for production of commercial quantities of eculizumab by the European Commission. Accordingly, our plant was considered substantially complete and ready for its intended use. As a result of the approval, we placed the plant in service.
The production of inventory for preparing the facility for its intended use requires two types of production: engineering runs which are used for testing purposes only and do not result in saleable inventory, and validation runs which are used for validating equipment and may result in saleable inventory. The costs associated with inventory produced during engineering runs and normal production losses during validation runs are capitalized to fixed assets and depreciated over the asset's useful life. Saleable inventory produced during the validation process is initially treated as a fixed asset; however, upon regulatory approval, this inventory is reclassified to inventory and expensed in cost of goods sold or research and development expenses as product has been sold or utilized in R&D activities, respectively. Abnormal production costs incurred during the validation process are expensed as incurred.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

5.	Intangible Assets and Goodwill
Intangible assets and goodwill, net of accumulated amortization, are as follows:

		December 31, 2012			December 31, 2011
	Estimated Life (months)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	28-96	$23,688	$(13,152)	$10,536	$23,648	$(9,639)	$14,009
Patents	90	10,517	(6,827)	3,690	10,517	(5,090)	5,427
Purchased technology	144	5,000	(798)	4,202	5,000	(382)	4,618
Acquired IPR&D	Indefinite	628,250	—	628,250	67,550	—	67,550
Total		$667,455	$(20,777)	$646,678	$106,715	$(15,111)	$91,604
Goodwill	Indefinite	$256,546	$(2,901)	$253,645	$82,540	$(2,901)	$79,639

Amortization of our intangible assets was approximately $5,660, $5,087 and $4,552 for the years ended December 31, 2012, 2011 and 2010, respectively. Assuming no changes in the gross cost basis of intangible assets, the estimated amortization of intangible assets for the next five fiscal years is as follows:

Year
2013	$6,852
2014	8,162
2015	459
2016	459
2017	438
As of December 31, 2012, we have recorded indefinite-lived intangible assets of $628,250, which consists of $587,000, $33,200 and $8,050 of purchased IPR&D from our acquisitions of Enobia, Taligen and Orphatec, respectively. As of December 31, 2012, except as noted below, there have been no significant changes that would impact the carrying value of IPR&D since the date of acquisition.
During the third quarter of 2012, we reviewed for impairment the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on our evaluation of negative scientific findings associated with our development of a different asset for the treatment of age-related macular degeneration, the likelihood of success for ophthalmic use and the value that can be obtained from a market participant in an arm's length transaction. These developments led us to deprioritize the development of this acquired asset. As a result, we recognized an impairment charge of $26,300 to write-down this asset to fair value, which was determined to be de minimis based on the value of the asset to a market participant in an arm's length transaction.  The fair value of this IPR&D asset was determined using the income approach, which used significant unobservable (Level 3) inputs.  These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by this asset, contributory asset charges for other assets employed in this IPR&D project and the determination of an appropriate discount rate based on a weighted average cost of capital of 22.0% to be applied in calculating the present value of future cash flows.  The impairment charge was recorded in operating expenses in our consolidated statement of operations for the year ended December 31, 2012.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2010	$19,954
Goodwill resulting from the Taligen acquisition	59,672
Goodwill resulting from the Orphatec acquisition	13
Balance at December 31, 2011	79,639
Goodwill resulting from the Enobia acquisition	174,006
Balance at December 31, 2012	$253,645

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At December 31, 2012, we have open contracts with notional amounts totaling $801,835 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Gain recognized in AOCI, net of tax	$15,880	$21,146
Gain (loss) reclassified from AOCI to net product sales (effective portion)	$12,869	$(6,558)
Loss reclassified from AOCI to other income and expense (ineffective portion)	$(824)	$(766)

Assuming no change in foreign exchange rates from market rates at December 31, 2012, $11,200 of a gain recognized in accumulated other comprehensive income is expected to be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2012, the notional amount of foreign exchange contracts where hedge accounting is not applied was $162,354.
We recognized a gain of $3,518 and $790, in other income and expense, for the years ended December 31, 2012 and 2011, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

The following tables summarize the fair value of outstanding derivatives at December 31, 2012 and 2011:

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$15,617	Other current liabilities	$3,529
Foreign exchange forward contracts	Other non-current assets	9,378	Other non-current liabilities	4,521
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,245	Other current liabilities	2,010
Total fair value of derivative instruments		$27,240		$10,060

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$14,118	Other current liabilities	$5,889
Foreign exchange forward contracts	Other non-current assets	6,465	Other non-current liabilities	2,552
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	4,745	Other current liabilities	2,033
Total fair value of derivative instruments		$25,328		$10,474

7.	Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Royalties	$25,450	$82,010
Payroll and employee benefits	49,954	39,453
Taxes payable	68,432	18,306
Rebates payable	62,334	21,746
Other	43,617	22,109
	$249,787	$183,624

8.	Debt
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with a syndicate of banks, that provides for a $240,000 senior secured term loan facility

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

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
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During 2012, we repaid the revolving facility in full and made payments of $91,000 against the term loan. As of December 31, 2012, we had $149,000 outstanding on the term loan. As of December 31, 2012, we had open letters of credit of $9,695, and our borrowing availability under the revolving facility was $190,305.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.
On February 7, 2012, the Second Amended and Restated Credit Agreement (Prior Credit Agreement), dated March 7, 2011 was terminated. All outstanding borrowings under the Prior Credit Agreement were canceled. The Prior Credit Agreement was terminated in connection with, and simultaneously with, execution of the Credit Agreement described above.
Amortization expense associated with deferred financing costs for the year ended December 31, 2012, 2011 and 2010 was approximately $3,035, $283 and $239, respectively.
The contractual maturities of our long-term debt obligations due subsequent to December 31, 2012 are $48,000 in 2013, 2014 and 2015, and $5,000 in 2016.

9.	Commitments and Contingencies
Commitments
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza,

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

with remaining total commitments of approximately $169,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.

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
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we made an upfront payment of approximately $38,000 in the fourth quarter of 2012 and will pay royalties on sales of Soliris in accordance with the terms of the agreement. As a result of the settlement and non-exclusive license agreement, we reduced our estimate for probable contingent liabilities and have recorded a gain in cost of sales of $53,377 in the third quarter 2012. At December 31, 2012 and 2011, we have recorded $25,450 and $82,010, respectively, in accrued expenses for probable contingent liabilities and royalties owed to third parties.
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
In addition to the Novartis claim, other third parties may claim that the development, manufacture, use or commercialization of Soliris or other drugs under development infringes patents owned or granted to such third parties. We are aware of broad patents owned by others relating to the manufacture, use and sale of recombinant humanized antibodies, recombinant human antibodies, and recombinant human single chain antibodies. Soliris and many of our product candidates are genetically engineered antibodies, including recombinant humanized antibodies, recombinant human antibodies, or recombinant human single chain antibodies. In respect to some of these patents, we have obtained licenses or expect to obtain licenses. We estimate our obligations for probable contingent liabilities based on our assessment of estimated royalties potentially owed to other third parties. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However, the amount of such loss or a range of loss, if any, beyond amounts currently accrued, cannot be reasonably estimated.
Operating Leases
As of December 31, 2012, we lease our headquarters and primary research and development facilities in Cheshire, Connecticut. The leases are set to expire in in 2016 and 2020, and we would be subject to contractual penalties of approximately $3,800 if the leases were to terminate early. Monthly fixed rent started at approximately $287, increasing to approximately $294 over the term of this lease. We also lease space for our regional executive and sales offices in Lausanne, Switzerland, as well as in other U.S. states and foreign countries to support our operations as a global organization.
Aggregate lease expense was $16,758, $10,424 and $6,980 for the years ended December 31, 2012, 2011 and 2010, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.
In November 2012, we entered into a new operating lease agreement for approximately 328,000 square feet of office and laboratory space to be constructed in New Haven, Connecticut. The construction of the facility is expected to begin in 2013 and be completed in 2015. The term of the new lease will commence upon the landlord's substantial completion of the building and will expire 12 years after the completion date, with a minimum renewal option of 7 years and a maximum renewal option of 20 years, provided that we expand our lease to include all rentable space in the building. The lease provides for monthly payments, ranging from $795 to $907, over the term of the lease. Upon completion of the new facility, we will relocate our

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

headquarters and Cheshire operations to New Haven.
In November 2012, in connection with the planned construction of facilities in New Haven, Connecticut, we also entered into an agreement with the State of Connecticut Department of Economic and Community Development which provides for a forgivable loan and grants totaling $26,000 and tax credits of up to $25,000. The program requires that we meet certain criteria in order to prevent forfeiture or repayment of the loan, grants and credits, which include (i) maintaining corporate headquarters in Connecticut for the next 10 years; and (ii) achieving and maintaining up to 668 full-time employment positions in the State of Connecticut over the next 6 years. It is unlikely that we will be able to realize the full value of the available tax credits and we are currently exploring alternatives for the disposition of these credits. As of December 31, 2012, we have not received any grant funds or tax credits associated with our agreement with the State of Connecticut.
Aggregate future minimum annual rental payments, exclusive of costs related to our new operating lease for facilities to be constructed in New Haven, Connecticut, which are contingent upon construction of the facility, for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2012 are:

Year
2013	$16,462
2014	12,158
2015	6,832
2016	6,030
2017	4,332
Thereafter	8,227

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
The minimum fixed payments (assuming non-termination of the above agreements) as of December 31, 2012, for each of the next five years are as follows:

Year	License Agreements	Clinical and Manufacturing Development Agreements
2013	$203	$36,595
2014	203	33,244
2015	203	33,760
2016	203	18,294
2017	228	18,846
	$1,040	$140,739

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

10.	Income Taxes
The income tax provision is based on income before income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
U.S.	$294,794	$158,472	$108,226
Non-U.S.	102,772	71,196	40,785
	$397,566	$229,668	$149,011

The components of the income tax provision are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic
Current	$(2,094)	$(904)	$5,013
Deferred	114,807	45,463	40,569
	112,713	44,559	45,582
Foreign
Current	73,287	13,191	9,728
Deferred	(43,256)	(3,397)	(3,329)
	30,031	9,794	6,399
Total
Current	71,193	12,287	14,741
Deferred	71,551	42,066	37,240
	$142,744	$54,353	$51,981

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
Due to the amount of our NOL’s and credit carryforwards, we do not anticipate paying substantial U.S. federal income taxes in the next twelve months. We are currently paying cash taxes in various U.S. states and foreign jurisdictions where we have operations and have utilized all of our net operating losses.
At December 31, 2012, we have federal and state net operating loss carryforwards of $453,617 and $97,452, respectively. These NOL's are inclusive of federal and state net operating losses of $10,337 from our acquisition of Enobia. Included in the NOL’s are federal and state NOL’s of $436,893 and $45,850, respectively, attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOL’s will be credited directly to additional paid in capital when utilized to offset taxes payable. Our NOL’s expire between 2021 and 2032. We also have federal and state income tax credit carryforwards of $80,755 and $7,513, respectively. These income tax credits expire between 2014 and 2032. Additionally, included in these income tax credit carryforwards are federal income tax credit carryforwards of $59,881 attributable to excess tax benefits from the exercise of non-qualified stock options.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

We were granted an incentive tax holiday in the Canton of Vaud in Switzerland effective January 1, 2010, with a final expiration date in 2019. The tax holiday will exempt the Company from most local corporate income taxes in Switzerland through the end of 2014 and is expected to be renewed for an additional 5 years. The impact of this tax holiday decreased foreign taxes by $3,173 in 2012 and $2,506 in 2011.
The Tax Reform Act of 1986 contains certain provisions that can limit a taxpayer's ability to utilize net operating loss and tax credit carryforwards in any given year resulting from cumulative changes in ownership interests in excess of 50% over a three-year period. We have determined that these limiting provisions were triggered during a prior year. Additionally, in connection with our acquisition of Enobia, we acquired $10,337 of net operating losses subject to a limitation. However, we believe that such limitations are not expected to result in the expiration or loss of any significant amount of our federal NOL’s and income tax credit carryforwards.
The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.7%	2.5%	2.5%
Foreign income tax rate differential	(6.7)%	(9.4)%	(4.9)%
Income tax credits	(0.4)%	(14.1)%	(1.0)%
Foreign income subject to U.S. taxation	0.2%	3.4%	1.6%
Stock option compensation	0.7%	1.0%	1.3%
State tax incentives	(1.1)%	—%	—%
Structuring related costs	4.8%	—%	—%
Non-deductible acquisition related costs	0.3%	0.3%	—%
Other nondeductible and permanent differences	1.8%	5.0%	1.1%
Provision (benefit) attributable to valuation allowances	(0.4)%	—%	(0.7)%
Effective income tax rate	35.9%	23.7%	34.9%
In 2012, as a result of structuring the Enobia business, we recorded income tax expense of $21,812 in our income statement. The structuring will require us to make a cash payment of approximately $50,000 in early 2013, and this amount is fully accrued on our balance sheet as of December 31, 2012.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

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

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$8,519	$54,421
Income tax credits	9,279	64,689
Stock compensation	25,140	22,459
Accruals and allowances	21,185	40,110
Intangible assets	639	—
	64,762	181,679
Valuation allowance	(2,941)	(3,074)
Total deferred tax assets	61,821	178,605
Deferred tax liabilities:
Depreciable assets	(41,361)	(40,760)
Intangible assets	(369)	(14,847)
Unrealized gains	(1,045)	(860)
Total deferred tax liabilities	(42,775)	(56,467)
Net deferred tax asset	$19,046	$122,138

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
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	2012	2011	2010
Beginning of period balance	$9,773	$8,658	$7,305
Increases for tax positions taken during a prior period	99	186	184
Decreases for tax positions taken during a prior period	(1,931)	(689)	(22)
Increases for tax positions taken during the current period	4,651	1,692	1,191
Decreases for tax positions related to settlements	(199)	(74)	—
	$12,393	$9,773	$8,658
We recognize the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties and the tax expense was not significant as of December 31, 2012. Unless related to excess tax benefits from stock options, all of our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.
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
The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 during the second quarter 2011 that is now anticipated to be completed within the next twelve months. As a result of this audit, it is

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

possible that the amount of the liability for unrecognized tax benefits could change over the next twelve months. The impact to our unrecognized tax benefits is difficult to determine based on the preliminary stage of discussions with the IRS.
As of December 31, 2012, we have not paid U.S. income taxes on $184,321 of undistributed earnings of our non-U.S. subsidiaries as these earnings are intended to be either permanently reinvested or subject to a tax free liquidation and do not give rise to significant incremental U.S. taxes. It is not practicable to estimate the amount of additional taxes which might be payable on our undistributed earnings due to a variety of factors, including the timing, extent and nature of any repatriation. While our expectation is that all foreign undistributed earnings are permanently invested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructuring or tax law changes not currently contemplated.
During the fourth quarter of 2012, we applied for and received a favorable tax incentive from the State of Rhode Island based on increasing our employment levels at our manufacturing plant. Additionally, we received a favorable ruling from the State of Rhode Island related to our state apportionment. The deferred tax benefit attributable to these items recorded in the fourth quarter was $4,240.

11.	Stock Options and Restricted Stock
At December 31, 2012, we have one stock option plan, the 2004 Incentive Plan (“2004 Plan”). Under the 2004 Plan, restricted stock and restricted stock units (collectively referred to as Restricted Stock), incentive and non-qualified stock options, and other stock-related awards, may be granted for up to a maximum of 35,874 shares to our directors, officers, key employees and consultants. Stock options granted under all Plans have a maximum contractual term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years.
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$2,815	$2,375	$1,266
Research and development	13,839	9,759	7,878
Selling, general and administrative	37,359	32,629	23,194
Total share-based compensation expense	54,013	44,763	32,338
Income tax effect	(20,188)	(17,290)	(12,544)
Total share-based compensation expense, net of tax	$33,825	$27,473	$19,794

Share-based compensation expense capitalized to inventory during the years ended December 31, 2012, 2011 and 2010 was $2,838, $2,954, and $2,785, respectively.

The weighted average fair value at the date of grant for options granted during the years ended December 31, 2012, 2011 and 2010 was $24.04, $15.46 and $8.50 per option, respectively.
As of December 31, 2012, there was $112,216 of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.74 years.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

A summary of the status of our stock option plans at December 31, 2012, and changes during the year then ended is presented in the table and narrative below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	11,766	$21.83
Granted	1,965	84.07
Exercised	(3,918)	16.96
Forfeited and cancelled	(256)	47.98
Outstanding at December 31, 2012	9,557	$35.92	6.77	$554,907
Vested and unvested expected to vest at December 31, 2012	9,340	$35.51	6.73	$546,049
Exercisable at December 31, 2012	5,597	$21.64	5.65	$403,515

Total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $308,009, $114,712 and $64,656, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $27,301, $23,485 and $20,039, respectively.
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

	December 31,	December 31,	December 31,
	2012	2011	2010
Expected life in years	3.30 - 4.19	3.53 - 5.84	3.55 - 5.90
Interest rate	0.45% - 0.78%	0.61% - 1.89%	0.84% - 2.16%
Volatility	29.82% - 38.57%	37.43% - 40.14%	40.70% - 42.48%
Dividend yield	—	—	—

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
A summary of the status of our nonvested Restricted Stock and changes during the period then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock at December 31, 2011	2,059	$30.17
Shares granted	626	82.13
Shares cancelled	(107)	42.04
Shares vested	(817)	22.73
Nonvested Restricted Stock at December 31, 2012	1,761	$51.39

12.	Stockholders' Equity
Preferred Stock
In February 1997, our Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock (including all future issuances of common stock). Under certain conditions, each right may be exercised

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

to purchase one hundredth of a share of a new series of preferred stock at an exercise price of $75.00, subject to adjustment (see below). The rights may be exercised only after a public announcement that a party acquired 20% or more of our common stock or after commencement or public announcement to make a tender offer for 20% or more of our common stock. The rights, which do not have voting rights, expire on March 6, 2017, and may be redeemed by us at a price of $0.01 per right at any time prior to their expiration or the acquisition of 20% or more of our stock. The preferred stock purchasable upon exercise of the rights will have a minimum preferential dividend of $10.00 per year, but will be entitled to receive, in the aggregate, a dividend of 100 times the dividend declared on a share of Common Stock. In the event of liquidation, the holders of the shares of preferred stock will be entitled to receive a minimum liquidation payment of $100 per share, but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment to be made per share of Common Stock.
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
In the event that we are acquired in a merger, other business combination transaction, or 50% or more of our assets, cash flow, or earning power are sold, proper provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.
Common Stock
In May 2012, in conjunction with our addition into the S&P 500 Index, we completed the sale of 5,000 shares of our common stock in a public offering. The net proceeds from the sale of shares in the offering were $462,212.
Share Repurchases
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at the Company's discretion. Under the program, we repurchased 130 shares of our common stock at a cost of $11,553 during the fourth quarter of 2012.

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
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at December 31, 2012
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$803,550	$—	$803,550	$—
Other current assets	Foreign exchange forward contracts	$17,862	$—	$17,862	$—
Other assets	Foreign exchange forward contracts	$9,378	$—	$9,378	$—
Other current liabilities	Foreign exchange forward contracts	$5,539	$—	$5,539	$—
Other liabilities	Foreign exchange forward contracts	$4,521	$—	$4,521	$—
Other current liabilities	Acquisition-related contingent consideration	$2,668	$—	$—	$2,668
Contingent consideration	Acquisition-related contingent consideration	$139,002	$—	$—	$139,002

		Fair Value Measurement at December 31, 2011
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$428,431	$—	$428,431	$—
Other current assets	Foreign exchange forward contracts	$18,863	$—	$18,863	$—
Other assets	Foreign exchange forward contracts	$6,465	$—	$6,465	$—
Other current liabilities	Foreign exchange forward contracts	$7,922	$—	$7,922	$—
Other liabilities	Foreign exchange forward contracts	$2,552	$—	$2,552	$—
Contingent consideration	Acquisition-related contingent consideration	$18,120	$—	$—	$18,120

The following table represents a roll-forward of the fair value of Level 3 instruments, comprised solely of acquisition-related contingent consideration:

December 31, 2012
Balance at beginning of period	$(18,120)
Amounts acquired or issued	(117,000)
Change in fair value	(6,550)
Balance at end of period	$(141,670)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

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
As of December 31, 2012, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
For the years ended December 31, 2012, 2011 and 2010, we recorded matching contributions of approximately $3,700, $2,882 and $1,893, respectively.
Defined Benefit Plans
We maintain defined benefit plans for employees outside the United States, including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments.
The following table sets forth the funded status and the amounts recognized for defined benefit plans:

	December 31,
	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning of year	$19,009	$13,358
Prior service cost	—	—
Service cost	4,733	4,540
Interest cost	464	449
Change in assumptions	1,064	555
Recognized actuarial net loss	496	708
Foreign currency exchange rate changes	221	(214)
Net transfers out of plan	(1,503)	(387)
Projected benefit obligation, end of year	$24,484	$19,009
Accumulated benefit obligation, end of year	$19,345	$15,170

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

	December 31,
	2012	2011
Change in plan assets:
Fair value of plan assets, beginning of year	$12,858	$9,542
Return on plan assets	182	197
Employer contributions	2,920	1,706
Plan participants' contributions	1,163	1,056
Foreign currency exchange rate changes	386	744
Net transfers out of plan	(1,503)	(387)
Fair value of plan assets, end of year	$16,006	$12,858
Funded status at end of year	$(8,478)	$(6,151)
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents total plan assets by investment category as of December 31, 2012 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2012		December 31, 2011
	Fair Value (Level 2)	as % of total plan assets	Fair Value (Level 2)	as % of total plan assets
Cash and cash equivalents	$1,192	7%	$1,169	9%
Equity security funds	4,769	30%	3,661	28%
Debt security funds	7,943	50%	6,502	51%
Real estate funds	2,102	13%	1,526	12%
	$16,006	100%	$12,858	100%

All plan asset investments are classified as Level 2 within the fair value hierarchy and are valued utilizing observable prices for similar instruments and quoted prices for identical or similar instruments in markets that are not active. The investment objective is to maximize the overall return from investment income and capital appreciation consistent with the preservation of capital considering investment strategies and asset allocation limits as determined by pension law. The targeted allocation for these funds (if any) is as follows:

Target Allocation Ranges in %
Cash and notes receivable issued by banks or insurance companies	0-10%
Equity securities	30-60%
Debt securities	16-45%
Real estate	10-20%
Other	0-12%
At December 31, 2012, we have recorded a liability of $8,478 in other non-current liabilities and a charge to accumulated other comprehensive income, net of tax, of $5,712 related to an additional minimum liability.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

	December 31,
	2012	2011
Weighted average assumptions - Net Periodic Benefit Cost:
Discount rate	2.3%	2.5%
Long term rate of return on assets	4.0%	4.0%
Rate of compensation increase	1.6%	1.5%
Weighted average assumptions - Projected Benefit Obligation:
Discount Rate	2.1%	2.4%
Rate of compensation increase	1.6%	1.6%

The discount rates used to determine the net periodic benefit cost and projected benefit obligation represent the yield on high quality AA-rated corporate bonds for periods that match the duration of the benefit obligations.

The expected long-term rate of return on plan assets represents a weighted average of expected returns per asset category.
The rate of return considers historical and estimated future risk free rates of return as well as risk premiums for the relevant investment categories.
The components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2012	2011	2010
Service cost	$4,733	$4,540	$2,240
Interest cost	464	449	266
Expected return on plan assets	(515)	(473)	(265)
Employee contributions	(1,163)	(1,056)	(666)
Amortization of prior service costs	9	9	8
Amortization and deferral of actuarial gain (loss)	217	305	35
Total net periodic benefit cost	$3,745	$3,774	$1,618

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI) are as follows:

Amount included in AOCI-December 31, 2010	$(3,018)
Prior service cost	9
Net gain (loss) arising during the period	(639)
Change in assumptions	(561)
Amortization of net gain (loss)	233
Plan assets losses	(279)
Taxes	72
Amount included in AOCI- December 31, 2011	$(4,183)
Prior service cost	9
Net gain (loss) arising during the period	(566)
Change in assumptions	(1,074)
Amortization of net gain (loss)	295
Plan assets losses	(336)
Taxes	143
Amount included in AOCI- December 31, 2012	$(5,712)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

The amount in accumulated other comprehensive income as of December 31, 2012 that is expected to be recognized as a component of the net periodic pension costs in 2013 is $424.

We estimate that we will pay employer contributions of approximately $4,285 in 2013. The expected future cash flows to be paid in respect of the pension plans as of December 31, 2012 were as follows:

Year
2013	$1,378
2014	1,271
2015	1,340
2016	1,279
2017	1,513
2018 to 2022	6,510

15.	Segment Information
We operate as one business segment, which is the business of serving patients with severe and ultra-rare disorders though the innovation, development and commercialization of life-transforming therapeutic products and therefore, our chief operating decision-maker manages our operations as a single operating segment.
Revenues and tangible long-lived assets by significant geographic region are as follows:

	Year Ended December 31,
Revenues:	2012	2011	2010
United States	$400,483	$263,387	$205,792
Europe	418,321	340,812	275,608
Asia Pacific (primarily Japan)	161,480	115,377	22,188
Other	153,830	63,855	37,369
	$1,134,114	$783,431	$540,957

	December 31,
Long-lived assets (1):	2012	2011
United States	$157,019	$157,473
Europe	5,988	6,288
Other	2,622	2,091
	$165,629	$165,852

(1)	Long-lived assets consist of property, plant and equipment.

16.	Subsequent Events
In January 2013, we entered into a license agreement providing an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed from a platform technology. Under the terms of the agreement, we made an upfront payment of $3,000 and are also required to pay annual maintenance fees. In addition, for each product we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2012, 2011 and 2010
(amounts in thousands except per share amounts)

17.	Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years ended December 31, 2012 and 2011:

	March 31		June 30		September 30		December 31
2012:
Revenues	$244,733		$274,719		$294,136		$320,526
Cost of sales	28,268		31,613		(20,191)	(1)	33,147
Operating expenses	146,427	(2)	159,401	(2)	171,608	(2) (3)	179,503	(2)
Operating income	70,038		83,705		142,719		107,876
Net income	$45,413		$36,258		$92,179		$80,972
Earnings per common share
Basic	$0.24		$0.19		$0.48		$0.42
Diluted	$0.23		$0.18		$0.46		$0.40

	March 31		June 30		September 30		December 31
2011:
Revenues	$166,126		$185,699		$204,047		$227,559
Cost of sales	19,228		21,745		23,369		28,798
Operating expenses	106,665	(4)	114,930		114,479		123,391
Operating income	40,233		49,024		66,199		75,370
Net income	$26,830		$34,745		$65,570		$48,170
Earnings per common share
Basic	$0.15		$0.19		$0.36		$0.26
Diluted	$0.14		$0.18		$0.34		$0.25

(1)    Included within cost of sales for the third quarter 2012 is a gain of $53,377 recognized as the result of the execution of a settlement and non-exclusive license agreement with a third party in October 2012.

(2)    Included within operating expenses for each quarter of 2012 are acquisition-related employee costs and professional fees of $10,765, $2,840, $1,509, and $1,148, respectively, associated with the acquisition of Enobia.

(3)    Included within operating expenses for the third quarter of 2012 is an impairment charge of $26,300 to write-down the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition.

(4)     Included within operating expenses for the first quarter 2011 are acquisition-related employee costs and professional fees of $9,792 associated with the Taligen and Orphatec acquisitions.