Form 10-Q
period 2013-03-31
ALEXION PHARMACEUTICALS INC
filed 2013-04-30
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	195,146,634
Class	Outstanding at April 23, 2013

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$1,022,960	$989,501
Trade accounts receivable, net	323,907	295,598
Inventories	101,856	94,521
Deferred tax assets	19,995	26,086
Prepaid expenses and other current assets	81,323	89,894
Total current assets	1,550,041	1,495,600
Property, plant and equipment, net	164,966	165,629
Intangible assets, net	644,965	646,678
Goodwill	254,073	253,645
Deferred tax assets	11,980	13,954
Other assets	59,856	38,054
Total assets	$2,685,881	$2,613,560

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$25,586	$21,488
Accrued expenses	186,959	249,787
Deferred revenue	29,787	31,266
Current portion of long-term debt	48,000	48,000
Other current liabilities	5,415	9,548
Total current liabilities	295,747	360,089
Long-term debt, less current portion	101,000	101,000
Contingent consideration	141,181	139,002
Deferred tax liabilities	21,120	19,827
Other liabilities	36,780	22,792
Total liabilities	595,828	642,710

Commitments and contingencies (Note 13)

Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 195,687 and 194,918 shares issued at March 31, 2013 and December 31, 2012, respectively	20	20
Additional paid-in capital	1,899,987	1,852,221
Treasury stock, at cost, 632 and 227 shares at March 31, 2013 and December 31, 2012, respectively	(49,336)	(14,229)
Accumulated other comprehensive income	30,962	6,635
Retained earnings	208,420	126,203
Total stockholders' equity	2,090,053	1,970,850
Total liabilities and stockholders' equity	$2,685,881	$2,613,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Net product sales	$338,941	$244,733
Cost of sales	35,269	28,268
Operating expenses:
Research and development	74,536	45,408
Selling, general and administrative	108,826	87,242
Acquisition-related costs	3,234	13,673
Amortization of purchased technology	104	104
Total operating expenses	186,700	146,427
Operating income	116,972	70,038
Other income and expense:
Investment income	437	273
Interest expense	(1,171)	(2,287)
Foreign currency gain (loss)	503	(215)
Income before income taxes	116,741	67,809
Income tax provision	34,524	22,396
Net income	$82,217	$45,413
Earnings per common share
Basic	$0.42	$0.24
Diluted	$0.41	$0.23
Shares used in computing earnings per common share
Basic	194,771	185,682
Diluted	199,057	194,560

Comprehensive income	$106,544	$48,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$82,217	$45,413
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,266	5,875
Change in fair value of contingent consideration	2,211	2,908
Share-based compensation expense	16,855	13,318
Deferred taxes	25,820	23,117
Unrealized foreign currency loss (gain)	2,721	(1,543)
(Gains) losses on forward contracts	(7,718)	1,136
Other	25	17
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(26,232)	(20,184)
Inventories	(5,469)	(9,746)
Prepaid expenses and other assets	13,522	5,372
Accounts payable, accrued expenses and other liabilities	(62,321)	(2,845)
Deferred revenue	(1,400)	(33)
Net cash provided by operating activities	46,497	62,805
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,493)	(3,766)
Payments for acquisition of business, net of cash acquired	—	(605,429)
Increase in restricted cash	(76)	(2)
Net cash used in investing activities	(5,569)	(609,197)
Cash flows from financing activities:
Debt issuance costs	—	(6,109)
Proceeds from revolving credit facility	—	115,000
Proceeds from term loan	—	240,000
Excess tax benefit from stock options	21,332	—
Repurchase of common stock	(35,107)	—
Net proceeds from the exercise of stock options	9,527	15,822
Other	(60)	(91)
Net cash (used in) provided by financing activities	(4,308)	364,622
Effect of exchange rate changes on cash	(3,161)	293
Net change in cash and cash equivalents	33,459	(181,477)
Cash and cash equivalents at beginning of period	989,501	540,865
Cash and cash equivalents at end of period	$1,022,960	$359,388

Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$—	$718
Contingent consideration issued in acquisition	—	117,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance including the additional disclosure noted above in the first quarter of 2013.

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The components of inventory are as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$4,481	$6,485
Work-in-process	57,131	43,899
Finished goods	40,244	44,137
	$101,856	$94,521

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	March 31, 2013	December 31, 2012
Licenses, patents and purchased technology, net	$16,715	$18,428
Acquired in-process research and development	628,250	628,250
Intangible assets	$644,965	$646,678
Goodwill	$254,073	$253,645
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2012	$253,645
Change in goodwill associated with prior acquisition	428
Balance at March 31, 2013	$254,073

5.	Debt
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
As of March 31, 2013, we had $149,000 outstanding on the term loan. As of March 31, 2013, we had open letters of credit of $13,964, and our borrowing availability under the revolving facility was $186,036.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

6.	Earnings Per Common Share
Basic earnings per common share (EPS) are computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Net income used for basic and diluted calculation	$82,217	$45,413
Shares used in computing earnings per common share—basic	194,771	185,682
Weighted-average effect of dilutive securities:
Stock awards	4,286	8,878
Dilutive potential common shares	4,286	8,878
Shares used in computing earnings per common share—diluted	199,057	194,560
Earnings per common share:
Basic	$0.42	$0.24
Diluted	$0.41	$0.23
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three months ended March 31, 2013, and 2012 because their effect is anti-dilutive:

	Three months ended
	March 31,
	2013	2012
Potentially dilutive securities:
Options to purchase common stock	2,998	1,448
Unvested restricted stock and restricted stock units	9	5
	3,007	1,453

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At March 31, 2013, we have open contracts with notional amounts totaling $802,000 that qualified for hedge accounting.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended
	March 31,
	2013	2012
Gain recognized in AOCI, net of tax	$30,924	$3,375
Gain reclassified from AOCI to net product sales (effective portion)	$4,715	$1,125
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion)	$432	$(744)
Assuming no change in foreign exchange rates from market rates at March 31, 2013, $25,314 of a gain recognized in AOCI is expected to be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2013, the notional amount of foreign exchange contracts where hedge accounting is not applied was $153,908.
We recognized a gain of $6,950 and $109, in other income and expense, for the three months ended March 31, 2013 and 2012, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$28,679	Other current liabilities	$1,213
Foreign exchange forward contracts	Other non-current assets	17,614	Other non-current liabilities	1,124
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3,353	Other current liabilities	412
Total fair value of derivative instruments		$49,646		$2,749

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$15,617	Other current liabilities	$3,529
Foreign exchange forward contracts	Other non-current assets	9,378	Other non-current liabilities	4,521
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,245	Other current liabilities	2,010
Total fair value of derivative instruments		$27,240		$10,060

8.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at our discretion. Under the program, we repurchased 405 shares of our common stock at a cost of $35,107 during the three months ended March 31, 2013. As of March 31, 2013, there is a total of $353,340 remaining for repurchases under the program.

9.	Other Comprehensive Income and Accumulated Other Comprehensive Income
Other comprehensive income includes changes in equity that are excluded from net income, such as foreign currency translation adjustments, changes in pension liabilities and unrealized gains and losses on hedge contracts. Certain of these changes in equity are reflected net of tax.

The following tables summarize other comprehensive income and the changes in accumulated other comprehensive income, by component, for the three months ended March 31, 2013 and 2012:

	Defined Benefit Pension Plan	Net Unrealized Gain(Loss) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income(Loss)
Balances, December 31, 2012	$(5,712)	$15,156	$(2,809)	$6,635
Other comprehensive income before reclassifications	(71)	30,924	(1,449)	29,404
Amounts reclassified from other comprehensive income	70	(5,147)	—	(5,077)
Net other comprehensive income (loss)	(1)	25,777	(1,449)	24,327
Balances, March 31, 2013	$(5,713)	$40,933	$(4,258)	$30,962

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

	Defined Benefit Pension Plan	Net Unrealized Gain(Loss) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income(Loss)
Balances, December 31, 2011	$(4,183)	$11,321	$(2,959)	$4,179
Other comprehensive income before reclassifications	(76)	3,375	383	3,682
Amounts reclassified from other comprehensive income	76	(381)	—	(305)
Net other comprehensive income	—	2,994	383	3,377
Balances, March 31, 2012	$(4,183)	$14,315	$(2,576)	$7,556

The table below provides details regarding significant reclassifications from accumulated other comprehensive income during the three months ended March 31, 2013 and 2012:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Comprehensive Income
	2013	2012
Unrealized Gains (Losses) on Hedging Activity
Effective portion of foreign exchange contracts	$5,153	$1,229	Net product sales
Ineffective portion of foreign exchange contracts	472	(813)	Foreign currency gain (loss)
	5,625	416
	(478)	(35)	Income tax provision
	$5,147	$381
Defined Benefit Pension Items
Amortization of prior service costs and actuarial losses	$(76)	$(83)	(a)
	(76)	(83)
	6	7	Income tax provision
	$(70)	$(76)

(a) This accumulated other comprehensive income component is included in the computation of net periodic pension benefit cost (see Note 12 for additional details).

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2013
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$853,743	$—	$853,743	$—
Other current assets	Foreign exchange forward contracts	$32,032	$—	$32,032	$—
Other assets	Foreign exchange forward contracts	$17,614	$—	$17,614	$—
Other current liabilities	Foreign exchange forward contracts	$1,625	$—	$1,625	$—
Other liabilities	Foreign exchange forward contracts	$1,124	$—	$1,124	$—
Other current liabilities	Acquisition-related contingent consideration	$2,700	$—	$—	$2,700
Contingent consideration	Acquisition-related contingent consideration	$141,181	$—	$—	$141,181

		Fair Value Measurement at December 31, 2012
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$803,550	$—	$803,550	$—
Other current assets	Foreign exchange forward contracts	$17,862	$—	$17,862	$—
Other assets	Foreign exchange forward contracts	$9,378	$—	$9,378	$—
Other current liabilities	Foreign exchange forward contracts	$5,539	$—	$5,539	$—
Other liabilities	Foreign exchange forward contracts	$4,521	$—	$4,521	$—
Other current liabilities	Acquisition-related contingent consideration	$2,668	$—	$—	$2,668
Contingent consideration	Acquisition-related contingent consideration	$139,002	$—	$—	$139,002

Contingent Consideration
In connection with certain acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt ranging from 4.9% to 5.2% for developmental milestones and a weighted average cost of capital ranging from 13% to 21% for sales-based milestones.
Each reporting period, we adjust the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the achievement of the milestones.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

Estimated contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $879,000 if all development, regulatory and sales-based milestones are reached. As of March 31, 2013, the fair value of acquisition-related contingent consideration was $143,881. The following table represents a roll-forward of our acquisition-related contingent consideration, which are all Level 3 liabilities:

March 31, 2013
Balance at beginning of period	$(141,670)
Changes in fair value	(2,211)
Balance at end of period	$(143,881)

Valuation Techniques
Items classified as Level 2 within the valuation hierarchy, consisting of institutional money market funds held at multinational financial institutions, are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Items classified as Level 3 within the valuation hierarchy, consisting of contingent consideration liabilities related to acquisitions, were valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of March 31, 2013, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
The following table provides a comparative summary of our income tax provision and effective tax rate for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Provision for income taxes	$34,524	$22,396
Effective tax rate	29.6%	33.0%

The tax provision for the three months ended March 31, 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations, offset by a tax benefit of $3,105 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The tax provision for the three months ended March 31, 2012 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax expense did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013 was signed into law.  The effects of a change in

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation was recorded in the first quarter of 2013.
The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 during the second quarter 2011. This examination is not anticipated to be completed within the next twelve months. We are not able to determine the impact to our unrecognized tax benefits based on the preliminary stage of discussions with the IRS.

12.	Employee Benefit Plans
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual’s base salary and incentive cash bonus.
For the three months ended March 31, 2013, and 2012, we recorded matching contributions of approximately $1,767, and $1,112, respectively.
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
The components of net periodic benefit cost are as follows:

	Three months ended
	March 31,
	2013	2012
Service cost	$1,385	$1,210
Interest cost	126	118
Expected return on plan assets	(158)	(131)
Employee contributions	(355)	(284)
Amortization	76	76
Total net periodic benefit cost	$1,074	$989

13.	Commitments and Contingencies
Commitments
License Agreements

In January 2013, we entered into a license agreement for a technology, which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. We accounted for the license as an acquisition of an asset and recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each product we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.
Lonza Agreement
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $151,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility.

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
On March 27, 2013, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded on August 6, 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations concern commercial and clinical manufacture of Soliris at ARIMF. We continue to manufacture products, including Soliris, in this facility. While the resolution of this Warning Letter may be difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the FDA in the Warning Letter recently disclosed by Alexion, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.
Business
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in several therapeutic areas, including hematology, nephrology, transplant rejection and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
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
In September 2011, Soliris was approved by the FDA for the treatment of pediatric and adult patients with aHUS. aHUS is a genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In addition, in November 2011, the EC granted marketing authorization for Soliris to treat pediatric and adult patients with aHUS in Europe. The FDA and EC have granted Soliris orphan drug designation for the treatment of patients with aHUS.

Products and Development Programs
We focus our product development programs on life transforming therapeutics for severe and life-threatening ultra-rare diseases for which we believe current treatments are either non-existent or inadequate. Eculizumab is a humanized antibody known as a C5 terminal complement inhibitor (C5 Inhibitor), which is designed to selectively block the production of inflammation-causing proteins of the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. In addition to PNH and aHUS, for which the use of eculizumab has been approved in the United States and Europe, we believe that C5 Inhibitors may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation.
Marketed Products
Our marketed products include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		PNH Pediatric Trial	Phase II
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Trials	Phase IV
		aHUS Registry	Phase IV
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Our marketed product Soliris is the first and only therapy approved for the treatment of patients with PNH, a debilitating and life-threatening ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Our marketed product Soliris is the first and only therapy approved for the treatment of patients with aHUS. As a post marketing requirement, we have now completed enrollment in a prospective open-label trial in adults with aHUS and, separately, enrollment has been completed in a prospective pediatric aHUS study.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Nephrology	Presensitized Renal Transplant - Living Donor	Phase II
		Presensitized Renal Transplant - Deceased Donor	Phase II
		Delayed Kidney Transplant Graft Function*	Phase II
		ABO Incompatible Renal Transplant*	Phase II
		STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
	Neurology	Neuromyelitis Optica (NMO)*	Phase II
		Myasthenia Gravis (MG)	Phase II
	Hematology	Cold Agglutinin Disease (CAD)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP	Metabolic Disorders	MoCD Type A	Preclinical
ALXN 1102/1103	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I

*	Investigator Initiated Trial

Soliris (eculizumab)

Nephrology
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
We have completed enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who have received deceased donor grafts. Also, enrollment is ongoing in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who have received living donor grafts.
Delayed Kidney Transplant Graft Function
Enrollment has been completed in an investigator-initiated Phase II study of eculizumab in patients at elevated risk for delayed graft function (DGF) following kidney transplant. DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury.
Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome (STEC-HUS)
STEC-HUS is a life-threatening, complement-mediated ultra-rare disorder that results from exposure to Enterohemorrhagic E.Coli (EHEC). Our STEC-HUS development program was initiated in connection with the widespread outbreak of EHEC in Germany in May and June 2011. Many EHEC patients rapidly progressed to STEC-HUS during this outbreak. As in several other conditions with severe and uncontrolled complement activation, including aHUS, complement activation in STEC-HUS results in TMA. Although aHUS and STEC-HUS exhibit similar life-threatening TMA manifestations, aHUS and STEC-HUS are different disorders. aHUS is a chronic genetic disease of uncontrolled complement activation, while STEC-HUS is not genetic and follows an isolated episode of infection. STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with EHEC. Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS. Enrollment in this trial has been completed. We are obtaining and analyzing additional control clinical outcome data from an epidemiologic study in approximately 400 STEC-HUS patients who received only best supportive care. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with STEC-HUS.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Preliminary data from the investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO patients was presented to the American Neurological Association (ANA) meeting in October 2012. The study was reported to have achieved its primary efficacy endpoint with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved. We are completing our discussions with regulators to initiate a single pivotal NMO registration trial.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Preliminary data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with severe, refractory MG demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011. We continue to work with investigators to design the next clinical trial to evaluate eculizumab as a treatment for patients with severe and refractory MG. We are completing our discussions with regulators to initiate a single pivotal MG registration trial.
Hematology
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
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. We have completed enrollment in a natural history study in infants with HPP and are currently dosing patients in a separate global trial of severe infant HPP patients. We acquired asfotase alfa in February 2012 in connection with our acquisition of Enobia.

cPMP
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A. Following discussions with regulators, we are planning to file for authorization to initiate testing of our synthetic cPMP replacement therapy in healthy volunteers.

ALXN 1102/1103
ALXN 1102/1103 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. ALXN 1102 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study. ALXN 1103 is being dosed in the same Phase I trial as a subcutaneous formulation.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. ALXN 1007 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study in healthy volunteers.
Manufacturing
We currently rely on two manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and a facility operated by Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical bulk quantities of Soliris, and we rely on a facility operated by Lonza for clinical quantities of asfotase alfa. We produce our clinical and preclinical quantities of our other product candidates at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
On March 27, 2013, we received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded on August 6, 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations concern commercial and clinical manufacture of Soliris at ARIMF. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in this Warning Letter may be difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies,” of our financial statements included in our Form 10-K for the year ended December 31, 2012. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2012.  We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance including the additional disclosure noted above in the first quarter of 2013.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Results of Operations

Net Product Sales
The following table summarizes net product sales for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,		$
	2013	2012	Variance
Net product sales	$338,941	$244,733	$94,208

The increase in revenue for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to an increased volume of unit shipments, partially offset by a negative impact of price and foreign exchange.
The increase of revenue of 38.5% was due to an increase in unit volumes of 40.1%, offset by a negative price impact of 1.5% and a negative impact on foreign exchange of 0.1%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients. The negative price impact was primarily due to an increased proportion of sales to hospitals in the US that qualify for the Medicaid 340B rebate due to growth in unit volumes for patients treated for aHUS and increased rebates in certain countries in Europe, offset by a price increase in the United States.
The negative impact of foreign exchange of $279, or 0.1%, for the three months ended March 31, 2013 due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the three months ended March 31, 2012. The negative impact was primarily due to the Japanese Yen, offset by the positive impact of the Euro, the British Pound and the Australian Dollar. We recorded a gain in revenue of $5,153 and $1,125 related to our foreign currency cash flow hedging program for the three months ended March 31, 2013 and 2012, respectively.
Cost of Sales
Cost of sales were $35,269 and $28,268 for the three months ended March 31, 2013 and 2012, respectively. Cost of sales as a percentage of net revenue decreased to 10.4% for the three months ended March 31, 2013 compared to 11.6% for the three months ended March 31, 2012. This decrease is primarily due to a decrease in royalties in the three months ended March 31, 2013 resulting from the settlement and non-exclusive license agreement we entered into in October 2012 compared to the estimated royalties we accrued in the three months ended March 31, 2012.
Research and Development Expense
Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs. We group our research and development expenses into two major categories: external direct expenses and all other research and development (R&D) expenses.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended
	March 31,		$
	2013	2012	Variance
Clinical development	$11,495	$12,279	$(784)
Product development	23,595	7,794	15,801
Discovery research	4,330	1,882	2,448
Total external direct expenses	39,420	21,955	17,465
Payroll and benefits	30,718	20,568	10,150
Operating and occupancy	2,236	1,341	895
Depreciation and amortization	2,162	1,544	618
Total other R&D expenses	35,116	23,453	11,663
Research and development expense	$74,536	$45,408	$29,128

For the three months ended March 31, 2013, the increase of $29,128 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $15,801 in external product development expenses related primarily to the production of asfotase alfa for clinical trials.

•	Increase of $10,150 in R&D payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

•	Increase of $2,448 in discovery research expenses primarily related to the upfront payment on the license agreement entered into in the first quarter of 2013.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended
	March 31,		$
	2013	2012	Variance
External direct expenses
Eculizumab	$6,743	$10,031	$(3,288)
Asfotase alfa	2,265	924	1,341
cPMP	1,320	—	1,320
Other programs	808	942	(134)
Unallocated	359	382	(23)
	$11,495	$12,279	$(784)
The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our other programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to Item 1A "Risk Factors" in this Form 10-Q.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The table below provides information regarding selling, general and administrative expense:

	Three months ended
	March 31,		$
	2013	2012	Variance
Salary, benefits and other labor expense	$67,929	$53,629	$14,300
External selling, general and administrative expense	40,897	33,613	7,284
Total selling, general and administrative expense	$108,826	$87,242	$21,584
For the three months ended March 31, 2013, the increase of $21,584 in selling, general and administrative expense, as compared to the same period in the prior year, was related to the following:

•
Increase in salary, benefits and other labor expenses of $14,300. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $11,300 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $3,000 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•	Increase in external selling, general and administrative expenses of $7,284. The increase was primarily due to an increase in costs associated with marketing and professional services of $6,300.
Acquisition-related Costs
Acquisition-related costs for the three months ended March 31, 2013 and 2012 associated with our business combinations included the following:

	Three months ended
	March 31,
	2013	2012
Separately-identifiable employee costs	$248	$2,296
Professional fees	775	8,469
Changes in fair value of contingent consideration	2,211	2,908
	$3,234	$13,673
The following table provides information for acquisition-related costs for each business combination:

	Three months ended
	March 31,
	2013	2012
Enobia Pharma Corp.	$2,991	$12,401
Taligen Therapeutics, Inc.	115	1,180
Orphatec Pharmaceuticals GmbH	128	92
	$3,234	$13,673
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended
	March 31,		$
	2013	2012	Variance
Investment income	437	273	164
Interest expense	(1,171)	(2,287)	1,116
Foreign currency gain (loss)	503	(215)	718
Total interest and other expense	$(231)	(2,229)	1,998

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

We incur interest on our term notes, revolving credit facility, and capital lease obligations. Interest expense was $1,171 and $2,287, for the three months ended March 31, 2013 and 2012, respectively. The decrease in interest expense is primarily due to a decrease in amounts outstanding under our credit facility.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains (losses) totaled $503 and $(215), for the three months ended March 31, 2013 and 2012, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the three months ended March 31, 2013, we recorded an income tax provision of $34,524 and an effective tax rate of 29.6%, compared to an income tax provision of $22,396 and an effective tax rate of 33.0% for the three months ended March 31, 2012. The change in the effective tax rate is primarily attributable to our favorable jurisdictional profitability mix, as well as the recognition of the 2012 U.S. Federal tax credit for research and experimentation which was discretely recorded in Q1 2013.
The tax provision for the three months ended March 31, 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations, offset by the tax benefit of $3,105 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax expense did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013 was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation was recorded in the first quarter of 2013.
The tax provision for the three months ended March 31, 2012 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012	$ Variance
Cash and cash equivalents	$1,022,960	$989,501	$33,459
Long-term debt (includes current portion)	$149,000	$149,000	$—

Current assets	$1,550,041	$1,495,600	$54,441
Current liabilities	295,747	360,089	(64,342)
Working capital	$1,254,294	$1,135,511	$118,783

The increase in cash and cash equivalents was primarily attributable to cash generated from operations and net proceeds from the exercise of stock options and reduction of income taxes payable due to excess tax benefits from stock options, offset by cash used for the repurchase of common stock.
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
Since the commercial launch of Soliris in 2007, we have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, for the foreseeable future, including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary, for future acquisitions or other strategic purposes.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
Financial instruments that potentially expose us to concentrations of credit risk are limited to cash equivalents, accounts receivable and our foreign exchange derivative contracts. At March 31, 2013, one individual customer accounted for 19% of the accounts receivable balance. At December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance. For the three months ended March 31, 2013, one customer accounted for 20% of our product sales. For the three months ended March 31, 2012, two customers accounted for 20% and 11% of our product sales, respectively.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of March 31, 2013 and December 31, 2012, our gross accounts receivable in Italy and Spain totaled approximately $79,443 and $82,200, respectively. The decrease during the first quarter reflects an improved rate of collections in the quarter: as of March 31, 2013 and December 31, 2012, approximately $18,873 and $21,100, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $1,657 and $2,000, respectively, related to these gross receivables. As of March 31, 2013 and December 31, 2012, we recorded $11,209 and $21,334, respectively, of accounts receivable in Spain within other non-current assets, which approximates the amount of the receivables that we estimate with collection periods beyond one year. During the three months ended March 31, 2013 and 2012, we have recorded (income)/expense of approximately $(286) and $950, respectively, related to the expectation of delayed payment from these countries. Our net accounts receivable from these countries as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Total Accounts Receivable, net		Accounts Receivable, net > one year
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Italy	$36,884	$35,758	$6,994	$7,197
Spain	$40,902	$44,465	$10,568	$12,873

We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2013, we have foreign exchange forward contracts with notional amounts totaling $955,908. These outstanding foreign exchange forward contracts had a net fair value of $46,897, of which an unrealized gain of $49,646 is included in other assets, offset by an unrealized loss of $2,749 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At March 31, 2013, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $879,000 if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $564,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect that significant

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term.  As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash, cash generated from operations or proceeds from other financing.
License Agreements
In January 2013, we entered into a license agreement for a technology, which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. We accounted for the license as an acquisition of an asset and recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each product we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of March 31, 2013, we had $149,000 outstanding on the term loan. As of March 31, 2013, we had open letters of credit of $13,964, and our borrowing availability under the revolving facility was $186,036 at March 31, 2013. We expect that cash generated from operations will be sufficient to meet debt service obligations.
Lonza Agreement
We have various agreements with Lonza, with remaining total commitments of approximately $151,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Taxes
We do not record U.S. tax expense on the undistributed earnings of our non-U.S. subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by our non-U.S. subsidiaries, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet future U.S. liquidity needs. At March 31, 2013, approximately $126,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Our foreign subsidiaries have bank debt which remains outstanding as of March 31, 2013. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all foreign undistributed earnings are permanently invested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,
	2013	2012	$ Variance
Net cash provided by operating activities	$46,497	$62,805	$(16,308)
Net cash used in investing activities	(5,569)	(609,197)	603,628
Net cash provided by financing activities	(4,308)	364,622	(368,930)
Effect of exchange rate changes on cash	(3,161)	293	(3,454)
Net change in cash and cash equivalents	$33,459	$(181,477)	$214,936
The increase in cash and cash equivalents was primarily attributable to cash generated from operations and net proceeds from the exercise of stock options, offset by cash used for the repurchase of common stock.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•	Our net income was $82,217 and $45,413 for the three months ended March 31, 2013 and 2012, respectively.

•
Non-cash items included depreciation and amortization, change in fair value of contingent consideration, share-based compensation expense, deferred taxes, unrealized foreign currency gains and losses, gains and losses on forward contracts, and currency translation adjustments, and were $46,180 and $44,828 for the three months ended March 31, 2013 and 2012, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $81,900 and $27,436 for the three months ended March 31, 2013 and 2012, respectively. The $81,900 change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $26,232 due to an increased number of patients treated with Soliris globally.

•	Increase in inventory of $5,469 related to increased production of inventory to support commercial growth.

•
Decrease in prepaid expenses and other assets of $13,522, primarily related to decreases in prepaid manufacturing expenses and prepaid taxes, partially offset by an increase in the fair value of foreign exchange forward contracts.

•
Decrease of $62,321 in accounts payable and accrued expenses and other liabilities primarily related to a decrease in accrued income taxes as a result of the cash tax payment of approximately $50,000 related to structuring activities of the Enobia Pharma Corp. acquisition, as well as a decrease in accrued compensation, offset by an increase in accrued rebates.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Additions to property, plant and equipment were $5,493 and $3,766 for the three months ended March 31, 2013 and 2012, respectively.

•	Payments of $605,429 related to the acquisition of Enobia in the first quarter of 2012.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $9,527 and $15,822 for the three months ended March 31, 2013 and 2012, respectively. Net cash flows for the three months ended March 31, 2013 also include $21,332 of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

During the first quarter of 2013, we repurchased $35,107 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of March 31, 2013, there is a total of $353,340 remaining for repurchases under the program.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2012, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
As of March 31, 2013, we held all of our cash and cash equivalents in bank accounts and money market funds, and we do not believe a change in interest rates would have a material impact on our financial statements.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At March 31, 2013, we had approximately $149,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1,490.
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc and British Pound against the US dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have substantial operations based in Switzerland to support our business outside the US, and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the US dollar.
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
As of March 31, 2013, we held foreign exchange forward contracts with notional amounts totaling $955,908. As of March 31, 2013, our outstanding foreign exchange forward contracts had a net fair value of $46,897.
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
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of accounts receivable in Greece. We have provided detail on amounts outstanding in Italy and Spain in the "Financial Condition, Liquidity and Capital Resources" section in Item 2 above.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
On January 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against Alexion and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by Alexion of a Novartis patent and seeks, among other things, monetary damages.

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
We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. We have had and will continue to have similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in certain countries in the European Union.We have not concluded such discussions in any of the major markets of the European Union for the treatment of aHUS. Our ability to complete such processes successfully is subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
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

•	our ability to obtain sufficient coverage or reimbursement by government or third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	establishment and maintenance of commercial manufacturing capabilities ourselves or through third-party manufacturers; and

•	the number of patients with PNH and aHUS, and the number of those patients who are diagnosed with PNH and aHUS and identified to us;

•	the number of patients with PNH and aHUS that may be treated with Soliris;

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
Because the target patient populations of Soliris for the treatment of PNH and aHUS are small and have not been definitively determined, we must be able to successfully identify patients in order to maintain profitability and growth.
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
 In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. For example, in January 2013, we were informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to National Institute for Health and Clinical Excellence (NICE) for further review as part of its new Highly Specialised Technologies programme. NICE review is pending. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers.
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
We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, health care payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and the European Union, such approvals do not guarantee future revenue. We cannot predict whether physicians, other health care providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors' willingness to prescribe, and patients' willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of medical doctors to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that medical doctors have determined not to continue Soliris treatment for some patients with aHUS . If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.
If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.
We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other territories. For example, in March 2013, we received a Warning Letter (Warning Letter) from the FDA regarding concerns relating to compliance with current Good Manufacturing Practices (cGMP) at ARIMF. While we believe that we will resolve outstanding concerns expressed by the FDA in the Warning Letter, we cannot guarantee that we will do so to the satisfaction of the FDA, EMA or other regulatory agencies and approval of the facility by any such agencies could be withdrawn as a result.
Regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, vialing, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA's approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy (REMS) program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.
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
The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market, batch failures, or interruption of production. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities, such as the inspections that resulted in issuance of the Warning Letter. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.
 Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EMA, the competent authorities of the European Union member states, the MHLW or other agencies, including without limitation, failures or delays in resolving the concerns raised by the FDA in the Warning Letter, could result in:

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
Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. We have received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. In September and November 2011 we received regulatory approval for Soliris for the treatment of patients with aHUS in the United States and the European Union, respectively. We may not receive regulatory or reimbursement approval for Soliris for the treatment of PNH, aHUS or any other disease in any other territories on a timely basis, if ever.
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
Commercial quantities of Soliris are manufactured by us at ARIMF and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we do not resolve outstanding concerns expressed by the FDA in the Warning Letter to the satisfaction of the FDA, EMA or any other regulatory agency, or we or our third-party providers, including our product vialers, packagers and labelers, fail to comply fully with applicable regulations then we may be required to initiate a recall or withdrawal of our products. We may also lose any redundancy in our manufacturing capabilities if we are no longer able to perform operations at ARIMF or any other facility. Regulatory agencies could take action that leads to product shortages. Such action may include:

•	issuing warning or untitled letters, such as the Warning Letter;

•	requiring corrective action or restrictions on operations, including costly and time-consuming new manufacturing requirements;

•	ordering shutdown of production facilities or production lines;

•	seizing or detaining product;

•	suspending or withdrawing the approval of Soliris;

•	imposing significant civil penalties and criminal fines;

•	suspending ongoing clinical studies for Soliris;

•
require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance; and/or

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
For the three months ended March 31, 2013, our largest customer accounted for 20% of our global Soliris net product sales, and our three largest customers accounted for approximately 39% of our global net product sales. As of March 31, 2013, our single largest customer accounted for 19% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
In addition to FDA and related regulatory requirements, we are subject to health care “fraud and abuse” laws, such as the Federal False Claims Act, the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. Federal and state anti-kickback laws prohibit, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally or state financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to case-by-case scrutiny.
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
All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States and the European Union. We do not know when or if our product candidates, including asfotase alfa and Soliris for other indications, will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States, in the European Union and in other territories. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
 Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA, EMA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. For example, if future inspections by regulatory authorities of our facilities or the facilities of our third party providers identify issues, including issues similar to those raised in the Warning Letter, then manufacture of some of our product candidates and our business may be adversely affected. Further, we cannot assure you that we or our third party providers will successfully comply with all requirements and regulations, which failure could have a material adverse effect on our business.
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
The FDA, EC and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and EC granted orphan drug designation for aHUS. Orphan drug status which entitles Soliris to market exclusivity for a total of seven years in the United States and for ten years in the European Union and Japan. However, if a competitive product that is the same as or similar to Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH or aHUS, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. Pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs and these companies may introduce products that are competitive with ours. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
If we fail to satisfy our debt service obligations or obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.
We have used our cash on hand and incurred debt under the terms of a senior secured credit facility to finance acquisitions. In addition, we are party to definitive agreements relating to these acquisitions that include contingent payments totaling $879,000 if and when certain development and commercial milestones are achieved. In May 2012, Alexion issued 5,000 shares of its common stock in a public offering resulting in net proceeds of approximately $462,000. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least 12 months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, the European Union, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
The terms of our Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
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
Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. A breach of the covenants under the Credit Agreement could result in an event of default. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement. Furthermore, if we were unable to repay the amounts due and payable under our Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our administrative agent or lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
Our business strategy includes expanding our products and capabilities. In 2011, we acquired Taligen and certain assets of Orphatec. In February 2012 we acquired Enobia. We may seek additional acquisitions or in-licensing of businesses or products to expand our products and capabilities. Acquisitions of new businesses or products and in-licensing of new products may involve numerous risks, including:

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
We have limited experience in the acquisition and integration of other companies. We cannot assure you that any acquisition or in-licensing of new products, will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or an acquired or in-licensed product. In addition, the future success of such transactions would depend in part on our ability to manage the rapid growth associated with any such acquisitions or in-licensing. We cannot assure you that we will be able to make the combination of our business with that of any acquired businesses or companies work or be successful.
We compete with pharmaceutical companies that have significantly greater resources than we for many of the same acquisition and in-licensing opportunities. Such pharmaceutical companies may be less leveraged and have better access to capital resources that may preclude us from completing any acquisition or in-licensing. In addition, several pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs. For these and other reasons, we may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. Furthermore, the development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute current stockholders' ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders' ownership interest in our company upon conversion.
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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 7, Derivative Instruments and Hedging Activities, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union deteriorated in 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of March 31, 2013.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, in March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Act of 2010 (the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, and fraud and abuse enforcement. While the constitutionality of key provisions of PPACA have been upheld by the Supreme Court, legislative changes remain possible. In addition, our industry may be affected by broader legislation addressing federal spending, including, for example, a sequester that took effect in March 2013 and cuts to most Medicare spending by 2%. As another example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. Further in January 2013, Alexion was informed by the Advisory Group for National Specialised Services within the U.K. National Health Service that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS at this stage. Rather, Soliris will be referred to NICE for further review as part of its new Highly Specialised Technologies programme.
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
The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors' operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, failure to resolve, delays in resolving or other developments with respect to the issues raised in the Warning Letter, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2013	—	$—	—	$388,447
February 2013	405	$86.63	405	$353,340
March 2013	—	$—	—	$353,340
Total	405	$86.63	405
On November 8, 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)	Exhibits:

10.1	Lease, dated November 15, 2012, between Alexion and WE Route 34, LLC*

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) Notes To Condensed Consolidated Financial Statements.

*
Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the SEC pursuant to the confidential treatment request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: April 30, 2013		Leonard Bell, M.D. Chief Executive Officer, Treasurer and Director (principal executive officer)

	By:	/s/ Vikas Sinha
Date: April 30, 2013		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)