Form 10-Q
period 2013-06-30
ALEXION PHARMACEUTICALS INC
filed 2013-07-26
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	195,558,014
Class	Outstanding as of July 23, 2013

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$936,464	$989,501
Marketable securities	182,926	—
Trade accounts receivable, net	355,284	295,598
Inventories	112,627	94,521
Deferred tax assets	19,892	26,086
Prepaid expenses and other current assets	71,440	89,894
Total current assets	1,678,633	1,495,600
Property, plant and equipment, net	173,721	165,629
Intangible assets, net	643,252	646,678
Goodwill	254,073	253,645
Deferred tax assets	9,734	13,954
Other assets	55,825	38,054
Total assets	$2,815,238	$2,613,560

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$25,587	$21,488
Accrued expenses	188,759	249,787
Deferred revenue	32,875	31,266
Current portion of long-term debt	48,000	48,000
Other current liabilities	7,757	9,548
Total current liabilities	302,978	360,089
Long-term debt, less current portion	89,000	101,000
Contingent consideration	142,048	139,002
Deferred tax liabilities	20,755	19,827
Facility lease obligation	6,854	—
Other liabilities	42,063	22,792
Total liabilities	603,698	642,710

Commitments and contingencies (Note 15)

Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 196,221 and 194,918 shares issued at June 30, 2013 and December 31, 2012, respectively	20	20
Additional paid-in capital	1,968,054	1,852,221
Treasury stock, at cost, 985 and 227 shares at June 30, 2013 and December 31, 2012, respectively	(80,365)	(14,229)
Accumulated other comprehensive income	19,526	6,635
Retained earnings	304,305	126,203
Total stockholders' equity	2,211,540	1,970,850
Total liabilities and stockholders' equity	$2,815,238	$2,613,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net product sales	$370,091	$274,719	$709,032	$519,452
Cost of sales	39,377	31,613	74,646	59,881
Operating expenses:
Research and development	68,563	59,635	143,099	105,043
Selling, general and administrative	123,189	94,855	232,015	182,097
Acquisition-related costs	1,167	4,807	4,401	18,480
Amortization of purchased technology	104	104	208	208
Total operating expenses	193,023	159,401	379,723	305,828
Operating income	137,691	83,705	254,663	153,743
Other income and expense:
Investment income	718	282	1,155	555
Interest expense	(1,056)	(2,079)	(2,227)	(4,366)
Foreign currency gain (loss)	(90)	(186)	413	(401)
Income before income taxes	137,263	81,722	254,004	149,531
Income tax provision	41,378	45,464	75,902	67,860
Net income	$95,885	$36,258	$178,102	$81,671
Earnings per common share
Basic	$0.49	$0.19	$0.92	$0.44
Diluted	$0.48	$0.18	$0.90	$0.42
Shares used in computing earnings per common share
Basic	195,247	188,575	193,944	187,129
Diluted	199,299	197,051	198,096	195,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$95,885	$36,258	$178,102	$81,671
Other comprehensive income (loss), net of tax:
Foreign currency translation	(77)	(1,126)	(1,529)	(743)
Unrealized losses on marketable securities, net of tax of $(146), $0, $(146) and $0, respectively	(226)	—	(226)	—
Unrealized losses on pension obligation, net of tax of $(165), $(49), $(165) and $(49), respectively	(2,684)	(801)	(2,684)	(801)
Unrealized gains (losses) on hedging activities, net of tax of $(587), $727, $1,923 and $904, respectively	(8,448)	10,913	17,330	13,907
Other comprehensive income (loss), net of tax	(11,435)	8,986	12,891	12,363
Comprehensive income	$84,450	$45,244	$190,993	$94,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$178,102	$81,671
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	13,014	11,419
Change in fair value of contingent consideration	3,378	4,875
Share-based compensation expense	34,812	26,306
Marketable securities premium amortization	25	—
Deferred taxes	25,985	3,195
Unrealized foreign currency gain	(457)	(915)
Gains on forward contracts	(561)	(4,174)
Other	23	17
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(55,178)	(41,717)
Inventories	(14,391)	(9,290)
Prepaid expenses and other assets	10,160	7,158
Accounts payable, accrued expenses and other liabilities	(53,071)	76,890
Deferred revenue	2,352	8,897
Net cash provided by operating activities	144,193	164,332
Cash flows from investing activities:
Purchases of marketable securities	(185,322)	—
Proceeds from maturity or sale of marketable securities	2,002	—
Purchases of property, plant and equipment	(14,012)	(8,018)
Payments for acquisitions of businesses, net of cash acquired	—	(605,735)
Increase in restricted cash	(207)	(3)
Net cash used in investing activities	(197,539)	(613,756)
Cash flows from financing activities:
Debt issuance costs	—	(6,184)
Proceeds from revolving credit facility	—	115,000
Payments on revolving credit facility	—	(115,000)
Proceeds from term loan	—	240,000
Payments on term loan	(12,000)	(12,000)
Excess tax benefit from stock options	57,317	1,551
Repurchase of common stock	(66,136)	—
Net proceeds from issuance of common stock	—	462,264
Net proceeds from the exercise of stock options	23,577	30,226
Other	(99)	(287)
Net cash provided by financing activities	2,659	715,570
Effect of exchange rate changes on cash	(2,350)	(801)
Net change in cash and cash equivalents	(53,037)	265,345
Cash and cash equivalents at beginning of period	989,501	540,865
Cash and cash equivalents at end of period	$936,464	$806,210

Supplemental cash flow disclosures from investing and financing activities:
Conversion of convertible debt	$—	$718
Contingent consideration issued in acquisitions	—	117,000
Construction in process related to facility lease obligation	6,854	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI). The new standard requires the disclosure of significant amounts reclassified from each component of AOCI and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance including the additional disclosure noted above in the first quarter of 2013.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	June 30,	December 31,
	2013	2012
Raw materials	$14,034	$6,485
Work-in-process	52,781	43,899
Finished goods	45,812	44,137
	$112,627	$94,521

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	June 30, 2013	December 31, 2012
Licenses, patents and purchased technology, net	$15,002	$18,428
Acquired in-process research and development	628,250	628,250
Intangible assets	$643,252	$646,678
Goodwill	$254,073	$253,645
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2012	$253,645
Change in goodwill associated with prior acquisition	428
Balance at June 30, 2013	$254,073

5.	Debt
On February 7, 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into a Credit Agreement with a syndicate of banks that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
As of June 30, 2013, we had $137,000 outstanding on the term loan. As of June 30, 2013, we had open letters of credit of $14,853, and our borrowing availability under the revolving facility was $185,147.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

6.	Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income used for basic and diluted calculation	$95,885	$36,258	$178,102	$81,671
Shares used in computing earnings per common share—basic	195,247	188,575	193,944	187,129
Weighted-average effect of dilutive securities:
Stock awards	4,052	8,476	4,152	8,687
Dilutive potential common shares	4,052	8,476	4,152	8,703
Shares used in computing earnings per common share—diluted	199,299	197,051	198,096	195,832
Earnings per common share:
Basic	$0.49	$0.19	$0.92	$0.44
Diluted	$0.48	$0.18	$0.90	$0.42
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and six months ended June 30, 2013, and 2012 because their effect is anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Potentially dilutive securities:
Options to purchase common stock	2,226	1,489	2,997	1,551
Unvested restricted stock and restricted stock units	39	—	40	6
	2,265	1,489	3,037	1,557

7.	Marketable Securities

We invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify our marketable securities as “available-for-sale” and, accordingly, record such securities at fair value. We classify all marketable securities as current assets as these investments are intended to be available to the Company for use in funding current operations.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

We held no marketable securities as of December 31, 2012. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at June 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$26,933	$—	$—	$26,933
Corporate bonds	42,353	1	(112)	42,242
U.S. Treasury securities	11,998	—	—	11,998
Other government-related obligations:
U.S.	38,166	—	(128)	38,038
Foreign	65,847	1	(134)	65,714
Bank certificates of deposit	3,001	—	—	3,001
	$188,298	$2	$(374)	$187,926

Unrealized gains and losses that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. If any adjustment to fair value reflects a significant decline in the value of the security, we consider all available evidence to evaluate the extent to which the decline is “other than temporary” and would mark the security to market through a charge to our condensed consolidated statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).
The aggregate fair value of investments in an unrealized loss position as of June 30, 2013 was $133,306. These investments have been in a continuous unrealized loss position for less than 12 months. As of June 30, 2013, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale investments by classification in the condensed consolidated balance sheet were as follows:

June 30, 2013
Cash and cash equivalents	$5,000
Marketable securities	182,926
$187,926

The fair values of available-for-sale debt securities at June 30, 2013, by contractual maturity, are summarized as follows:

June 30, 2013
Due in one year or less	$70,407
Due after one year through three years	117,519
Due after three years through five years	—
$187,926

We utilize the specific identification method in computing realized gains and losses. Realized gains and losses were not material for the three and six months ended June 30, 2013.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

8.	Derivative Instruments and Hedging Activities
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, British Pound and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At June 30, 2013, we had open contracts with notional amounts totaling $837,371 that qualified for hedge accounting.
The impact on accumulated AOCI and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Gain (loss) recognized in AOCI, net of tax	$(1,388)	$14,217	$29,537	$17,559
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$6,864	$2,699	$11,579	$3,729
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion), net of tax	$196	$605	$628	$(77)
Assuming no change in foreign exchange rates from market rates at June 30, 2013, $23,249 of gains recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2013, the notional amount of foreign exchange contracts where hedge accounting is not applied was $157,522.
We recognized a gain of $1,837 and $4,148, in other income and expense, for the three months ended June 30, 2013 and 2012, respectively, and $8,787 and $4,257, for the six months ended June 30, 2013 and 2012, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables summarize the fair value of outstanding derivatives at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$27,841	Other current liabilities	$2,390
Foreign exchange forward contracts	Other non-current assets	14,222	Other non-current liabilities	2,192
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	717	Other current liabilities	1,204
Total fair value of derivative instruments		$42,780		$5,786

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$15,617	Other current liabilities	$3,529
Foreign exchange forward contracts	Other non-current assets	9,378	Other non-current liabilities	4,521
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,245	Other current liabilities	2,010
Total fair value of derivative instruments		$27,240		$10,060

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association (ISDA) agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following table summarizes the potential effect on our condensed consolidated balance sheets of offsetting our foreign exchange forward contracts subject to such provisions:

June 30, 2013
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$42,780	$—	$42,780	$(5,786)	$—	$36,994
Derivative liabilities	(5,786)	—	(5,786)	5,786	—	—

December 31, 2012
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$27,240	$—	$27,240	$(10,060)	$—	$17,180
Derivative liabilities	(10,060)	—	(10,060)	10,060	—	—

9.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at our discretion. Under the program, we repurchased 758 shares of our common stock at a cost of $66,136 during the six months ended June 30, 2013. As of June 30, 2013, there is a total of $322,311 remaining for repurchases under the program.

10.	Other Comprehensive Income and Accumulated Other Comprehensive Income
Other comprehensive income includes changes in equity that are excluded from net income, such as changes in pension liabilities, unrealized gains and losses on marketable securities, unrealized gains and losses on hedge contracts and foreign currency translation adjustments. Certain of these changes in equity are reflected net of tax.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2013 and 2012:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2012	$(5,712)	$—	$15,156	$(2,809)	$6,635
Other comprehensive income before reclassifications	(2,873)	(225)	29,537	(1,529)	24,910
Amounts reclassified from other comprehensive income	189	(1)	(12,207)	—	(12,019)
Net other comprehensive income (loss)	(2,684)	(226)	17,330	(1,529)	12,891
Balances, June 30, 2013	$(8,396)	$(226)	$32,486	$(4,338)	$19,526

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2011	$(4,183)	$11,321	$(2,959)	$4,179
Other comprehensive income before reclassifications	(939)	17,559	—	16,620
Amounts reclassified from other comprehensive income	138	(3,652)	(743)	(4,257)
Net other comprehensive income (loss)	(801)	13,907	(743)	12,363
Balances, June 30, 2012	$(4,984)	$25,228	$(3,702)	$16,542

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the six months ended June 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2013	2012	2013	2012
Unrealized Gains (Losses) on Hedging Activity
Effective portion of foreign exchange contracts	$7,502	$2,950	$12,655	$4,075	Net product sales
Ineffective portion of foreign exchange contracts	214	661	686	(84)	Foreign currency gain (loss)
	7,716	3,611	13,341	3,991
	(656)	(307)	(1,134)	(339)	Income tax provision
	$7,060	$3,304	$12,207	$3,652
Unrealized Gains (Losses) from Marketable Securities
Realized gains (losses) on sale of securities	$2	$—	$2	$—	Investment income
	2	—	2	—
	(1)	—	(1)	—	Income tax provision
	$1	$—	$1	$—
Defined Benefit Pension Items
Amortization of prior service costs and actuarial losses	$(131)	$(75)	$(207)	$(151)	(a)
	(131)	(75)	(207)	(151)
	11	6	18	13	Income tax provision
	$(120)	$(69)	$(189)	$(138)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 13 for additional details).

11.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2013
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$813,895	$—	$813,895	$—
Cash equivalents	U.S. Treasury securities	$2,000	$2,000	$—	$—
Cash equivalents	Other government-related obligations	$3,000	$—	$3,000	$—
Marketable securities	Commercial paper	$26,933	$—	$26,933	$—
Marketable securities	Corporate bonds	$42,242	$—	$42,242	$—
Marketable securities	U.S. Treasury securities	$9,998	$9,998	$—	$—
Marketable securities	Other government-related obligations	$100,752	$—	$100,752	$—
Marketable securities	Bank certificates of deposit	$3,001	$—	$3,001	$—
Other current assets	Foreign exchange forward contracts	$28,558	$—	$28,558	$—
Other assets	Foreign exchange forward contracts	$14,222	$—	$14,222	$—
Other current liabilities	Foreign exchange forward contracts	$3,594	$—	$3,594	$—
Other liabilities	Foreign exchange forward contracts	$2,192	$—	$2,192	$—
Other current liabilities	Acquisition-related contingent consideration	$3,000	$—	$—	$3,000
Contingent consideration	Acquisition-related contingent consideration	$142,048	$—	$—	$142,048

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

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

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2013.

Valuation Techniques
We classify U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Items classified as Level 2 within the valuation hierarchy consist of institutional money market funds, commercial paper, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.
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
As of June 30, 2013, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt ranging from 4.9% to 5.2% for developmental milestones and a weighted average cost of capital ranging from 13% to 21% for sales-based milestones.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Estimated contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $879,000 if all development, regulatory and sales-based milestones are reached. As of June 30, 2013, the fair value of acquisition-related contingent consideration was $145,048. The following table represents a roll-forward of our acquisition-related contingent consideration, which are all Level 3 liabilities:

Six months ended
June 30, 2013
Balance at beginning of period	$(141,670)
Changes in fair value	(3,378)
Balance at end of period	$(145,048)

12.	Income Taxes
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
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Provision for income taxes	$41,378	$45,464	$75,902	$67,860
Effective tax rate	30.1%	55.6%	29.9%	45.4%

The tax provision for the three and six months ended June 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. Additionally, included in the six months ended June 30, 2013 is the tax benefit of $3,033 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The tax provision for the three and six months ended June 30, 2012 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the impact of the tax expense of $21,812 associated with the structuring of the Enobia business.
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
The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 during the second quarter 2011. This examination is not anticipated to be completed within the next twelve months. We are not able to determine any impact to our unrecognized tax benefits based on the preliminary stage of discussions with the IRS.

13.	Employee Benefit Plans
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual's base salary and incentive cash bonus. For the three months ended June 30, 2013 and 2012,

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

we recorded matching contributions of approximately $1,497, and $943, respectively. For the six months ended June 30, 2013 and 2012, we recorded matching contributions of approximately $3,264 and $2,055, respectively.
Deferred Compensation Plan
Effective June 15, 2013, we began sponsoring a nonqualified deferred compensation plan which allows certain highly-compensated employees to make voluntary deferrals of up to 80% of their base salary and incentive bonuses. The plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee's eligible earnings, up to the IRS annual 401(k) contribution limitations. Employee deferrals and employer matching contributions under the plan will begin in the third quarter of 2013.
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
The components of net periodic benefit cost were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$1,326	$1,151	$2,711	$2,361
Interest cost	123	110	249	228
Expected return on plan assets	(156)	(129)	(314)	(260)
Employee contributions	(358)	(301)	(713)	(585)
Amortization	131	75	207	151
Total net periodic benefit cost	$1,066	$906	$2,140	$1,895

14.	Leases

In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheet.
Construction of the new facility began in June 2013 and is expected to be completed in 2015. As of June 30, 2013, our construction-in-process asset associated with the new facility and the offsetting facility lease obligation totaled $6,854.

15.	Commitments and Contingencies
Commitments
License Agreements

In January 2013, we entered into a license agreement for a technology, which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. We accounted for the license as an acquisition of an asset and recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each target, up to a maximum of six targets we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Lonza Agreement
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $147,000 through 2019. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

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
On January 26, 2011, Novartis Vaccines & Diagnostics, Inc. (Novartis) filed a civil action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware. Novartis claims willful infringement by us of U.S. Patent No. 5,688,688. Novartis seeks, among other things, monetary damages. If it is finally determined that we infringe the Novartis patent, we may be required to pay royalties to Novartis on sales of Soliris regarding certain manufacturing technology. Although we do not believe that the manufacture of Soliris infringes a valid patent claim owned by Novartis, we cannot guarantee that we will be successful in defending against such action. Given the status of this litigation, management does not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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
On March 27, 2013, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded on August 6, 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated April 15, 2013. We continue to manufacture products, including Soliris, in this facility. While the resolution of this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

16.	Subsequent Event

In July 2013, we entered into a license and collaboration agreement for the identification, development and commercialization of innovative therapeutic candidates based on specific drug targets.  Under the terms of the agreement, we made an upfront payment of $11,500 and will be responsible for the funding of research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the FDA in the March 2013 Warning Letter, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.
Business
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
In September 2011, Soliris was approved by the FDA for the treatment of pediatric and adult patients with aHUS. aHUS is a severe and life-threatening genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In addition, in November 2011, the EC granted marketing authorization for Soliris to treat pediatric and adult patients with aHUS in Europe. The FDA and EC have granted Soliris orphan drug designation for the treatment of patients with aHUS.
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
Marketed Products
Our marketed products include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
		PNH Pediatric Trial	Phase IV
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Trials	Phase IV
		aHUS Registry	Phase IV
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
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Soliris is the first and only therapy approved for the treatment of patients with aHUS. Pursuant to a post marketing requirement imposed by the FDA, we have now completed enrollment in a prospective open-label trial in adults with aHUS and, separately, enrollment has been completed in a prospective pediatric aHUS study.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Clinical Development Program
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Nephrology	Presensitized Renal Transplant - Living Donor	Phase II
		Presensitized Renal Transplant - Deceased Donor	Phase II
		Delayed Kidney Transplant Graft Function*	Phase II
		ABO Incompatible Renal Transplant*	Phase II
		STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
	Neurology	Neuromyelitis Optica (NMO)*	Phase II
		Myasthenia Gravis (MG)	Phase II
	Hematology	Cold Agglutinin Disease (CAD)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase I
ALXN 1102/1103	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I
* Investigator Initiated Trial

Soliris (eculizumab)

Nephrology
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
Enrollment is complete in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who have received deceased donor grafts. Enrollment is ongoing in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who have received living donor grafts.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Preliminary data from the investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO patients was presented to the American Neurological Association (ANA) meeting in October 2012. The study was reported to have achieved its primary efficacy endpoint with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved. We have completed our discussions with regulators and plan to initiate what we expect to be a single pivotal NMO registration trial in 2013.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Preliminary data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with severe, refractory MG demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011. We continue to work with investigators to design the next clinical trial to evaluate eculizumab as a treatment for patients with severe and refractory MG. We have completed our discussions with regulators and plan to initiate what we expect to be a single pivotal MG registration trial in late 2013.
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

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A. We received authorization to initiate testing of our synthetic cPMP replacement therapy in healthy volunteers and began dosing healthy volunteers in the second quarter 2013.

ALXN 1102/1103
ALXN 1102/1103 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. ALXN 1102 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study. ALXN 1103 is being dosed in the same Phase I trial as a subcutaneous formulation.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We are completing enrollment in a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers and we are currently enrolling patients in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers.
Manufacturing
We currently rely on three manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and two facilities operated by Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical bulk quantities of Soliris, and we rely on a facility operated by Lonza for clinical quantities of asfotase alfa. We produce our clinical and preclinical quantities of our other product candidates at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling.
On March 27, 2013, we received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded on August 6, 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated April 15, 2013. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations. Further, the European Medicines Agency (EMA) inspected ARIMF in January 2013 and a GMP certificate was issued in May 2013.
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

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance, including the additional disclosure noted above, in the first quarter of 2013.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Results of Operations

Net Product Sales
The following table summarizes net product sales for the three and six months ended June 30, 2013 and 2012:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2013	2012	Variance	2013	2012	Variance
Net product sales	$370,091	$274,719	$95,372	$709,032	$519,452	$189,580

The increase in revenue for the three and six months ended June 30, 2013, as compared to the same period in 2012, was primarily due to an increased volume of unit shipments, partially offset by a negative impact of price and foreign exchange.
The increase in revenue of 34.7% and 36.5% for the three and six months ended June 30, 2013, respectively, was due to an increase in unit volumes of 37.7% and 38.9%, offset by a negative price impact of 2.2% and 1.9%, and a negative impact on foreign exchange of 0.8% and 0.5%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients. The negative price impact of 2.2% for the three months ended June 30, 2013 was primarily due to increased rebates in certain countries in Europe, offset by a price increase in the United States and changes in payor mix compared to the same period last year. The negative price impact of 1.9% for the six months ended June 30, 2013 was primarily due to an increased proportion of sales to hospitals in the United States that qualify for the Medicaid 340B rebate due to growth in unit volumes for patients treated for aHUS and increased rebates in certain countries in Europe, offset by a price increase in the United States.
The negative impact on foreign exchange of $2,063 and $2,342, or 0.8% and 0.5%, for the three and six months ended June 30, 2013 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the three and six months ended June 30, 2012. The negative impact was primarily due to the weakening of the Japanese Yen. We recorded a gain in revenue of $7,502 and $2,950 for the three months ended June 30, 2013 and 2012, respectively, and $12,655 and $4,075 for the six months ended June 30, 2013 and 2012, respectively, related to our foreign currency cash flow hedging program.
Cost of Sales
Cost of sales were $39,377 and $31,613 for the three months ended June 30, 2013 and 2012, respectively. Cost of sales were $74,646 and $59,881 for the six months ended June 30, 2013 and 2012, respectively. Cost of sales as a percentage of net revenue decreased to 10.6% and 10.5% for the three and six months ended June 30, 2013 compared to 11.5% for the three and six months ended June 30, 2012. This decrease is primarily due to a decrease in royalties in the three and six months ended June 30, 2013 resulting from the settlement and non-exclusive license agreement we entered into in October 2012 compared to the estimated royalties we accrued in the three and six months ended June 30, 2012.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2013	2012	Variance	2013	2012	Variance
Clinical development	$16,501	$10,580	$5,921	$27,996	$22,859	$5,137
Product development	12,921	21,466	(8,545)	36,516	29,260	7,256
Discovery research	2,648	1,718	930	6,978	3,600	3,378
Total external direct expenses	32,070	33,764	(1,694)	71,490	55,719	15,771
Payroll and benefits	32,066	23,004	9,062	62,784	43,572	19,212
Operating and occupancy	1,973	1,238	735	4,209	2,579	1,630
Depreciation and amortization	2,454	1,629	825	4,616	3,173	1,443
Total other R&D expenses	36,493	25,871	10,622	71,609	49,324	22,285
Research and development expense	$68,563	$59,635	$8,928	$143,099	$105,043	$38,056

For the three months ended June 30, 2013, the increase of $8,928 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $5,921 in external clinical development expenses related primarily to an expansion of studies of our asfotase alfa and cPMP programs (see table below).

•	Decrease of $8,545 in external product development expenses related primarily to reduced levels of production of asfotase alfa for clinical trials.

•	Increase of $9,062 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.
For the six months ended June 30, 2013, the increase of $38,056 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $5,137 in external clinical development expenses related primarily to an expansion of studies of our asfotase alfa and cPMP programs, offset by a decrease in costs related to eculizumab clinical studies (see table below).

•
Increase of $7,256 in external product development expenses related primarily the production and development of asfotase alfa for clinical trials, as well as manufacturing costs related to our other product development programs.

•	Increase of $3,378 in discovery research expenses primarily related to the upfront payment on the license agreement entered into in the first quarter of 2013.

•	Increase of $19,212 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2013	2012	Variance	2013	2012	Variance
External direct expenses
Eculizumab	$9,578	$8,736	$842	$16,321	$18,767	$(2,446)
Asfotase alfa	4,019	531	3,488	6,284	1,455	4,829
cPMP	1,468	161	1,307	2,788	544	2,244
Other Programs	975	1,073	(98)	1,783	1,632	151
Unallocated	461	79	382	820	461	359
	$16,501	$10,580	$5,921	$27,996	$22,859	$5,137
The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our other programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2013	2012	Variance	2013	2012	Variance
Salary, benefits and other labor expense	$73,233	$55,581	$17,652	$141,162	$109,210	$31,952
External selling, general and administrative expense	49,956	39,274	10,682	90,853	72,887	17,966
Total selling, general and administrative expense	$123,189	$94,855	$28,334	$232,015	$182,097	$49,918
For the three months ended June 30, 2013, the increase of $28,334 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $17,652. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $13,300 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $4,400 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $10,682. The increase was primarily due to an increase in costs associated with marketing and professional services of $7,100 and an increase in general administrative expenses of $2,100.

For the six months ended June 30, 2013, the increase of $49,918 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $31,952. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $24,600 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $7,300 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $17,966. This increase was primarily due to an increase in costs associated with marketing and professional services of $14,000 and an increase in general administrative expenses of $2,000.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Acquisition-related Costs
Acquisition-related costs for the three and six months ended June 30, 2013 and 2012 associated with our business combinations included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Separately-identifiable employee costs	$—	$799	$248	$3,095
Professional fees	—	2,041	775	10,510
Changes in fair value of contingent consideration	1,167	1,967	3,378	4,875
	$1,167	$4,807	$4,401	$18,480
The following table provides information for acquisition-related costs for each business combination:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Enobia Pharma Corp.	$719	$4,716	$3,710	$17,117
Taligen Therapeutics, Inc.	56	(25)	171	1,155
Orphatec Pharmaceuticals GmbH	392	116	520	208
	$1,167	$4,807	$4,401	$18,480
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2013	2012	Variance	2013	2012	Variance
Investment income	$718	$282	$436	$1,155	$555	$600
Interest expense	(1,056)	(2,079)	1,023	(2,227)	(4,366)	2,139
Foreign currency gain (loss)	(90)	(186)	96	413	(401)	814
Total interest and other expense	$(428)	$(1,983)	$1,555	$(659)	$(4,212)	$3,553
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $718 and $282, for the three months ended, and $1,155 and $555 for the six months ended June 30, 2013 and 2012, respectively.
We incur interest on our term notes, revolving credit facility, and capital lease obligations. Interest expense was $1,056 and $2,079, for the three months ended, and $2,227 and $4,366 for the six months ended June 30, 2013 and 2012, respectively. The decrease in interest expense is primarily due to a decrease in amounts outstanding under our credit facility.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains (losses) totaled $(90) and $(186), for the three months ended, and $413 and $(401), for the six months ended June 30, 2013 and 2012, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the three and six months ended June 30, 2013, we recorded an income tax provision of $41,378 and $75,902 and an effective tax rate of 30.1% and 29.9%, compared to an income tax provision of $45,464 and $67,860 and an effective tax rate of 55.6% and 45.4% for the three and six months ended June 30, 2012. The change in the effective tax rate is primarily attributable to our favorable jurisdictional profitability mix, as well as the recognition of the 2012 U.S. Federal tax credit for research and experimentation which was recorded in Q1 2013.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The tax provision for the three and six months ended June 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. Additionally, included in the six months ended June 30, 2013 is the tax benefit of $3,033 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax expense did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013 was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation was recorded in the first quarter of 2013.
The tax provision for the three and six months ended June 30, 2012 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the impact of the tax expense of $21,812 associated with the structuring of the Enobia business.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012	$ Variance
Cash and cash equivalents	$936,464	$989,501	$(53,037)
Marketable securities	$182,926	$—	$182,926
Long-term debt (includes current portion)	$137,000	$149,000	$(12,000)

Current assets	$1,678,633	$1,495,600	$183,033
Current liabilities	302,978	360,089	(57,111)
Working capital	$1,375,655	$1,135,511	$240,144

The decrease in cash and cash equivalents was primarily attributable to cash generated from operations, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options, offset by cash used for long-term debt payments, the purchase of marketable securities and the repurchase of common stock. During the second quarter of 2013, we began investing excess cash in high-quality marketable securities which are carried at fair value and intended for use in meeting our ongoing liquidity needs.
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
Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds or high-quality marketable securities in accordance with our investment policy. The stated objectives of our investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are limited to cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At June 30, 2013, one individual customer accounted for 20% of the accounts receivable balance. At December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance. For the three and six months ended June 30, 2013, one customer accounted for 20% of our product sales. For the three and six months ended June 30, 2012, two customers accounted for 20% and 11% of our product sales, respectively.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
As of June 30, 2013 and December 31, 2012, our gross accounts receivable in Italy and Spain totaled approximately $79,281 and $82,200, respectively. The decrease during the six months ended June 30, 2013 reflects an improved rate of collections in the period: as of June 30, 2013 and December 31, 2012, approximately $19,226 and $21,100, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $1,426 and $2,000, respectively, related to these gross receivables. As of June 30, 2013 and December 31, 2012, we recorded $8,123 and $21,334, respectively, of accounts receivable in Spain within other non-current assets, which approximates the amount of the receivables that we estimate with collection periods beyond one year.
We have recorded (income)/expense of approximately $(225) and $520 for the three months ended, and $(511) and $1,465 for the six months ended June 30, 2013 and 2012, respectively, related to the expectation of delayed payments or recoveries of past due amounts from these countries. Our net accounts receivable from these countries as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Total Accounts Receivable, net		Accounts Receivable, net > one year
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Italy	$38,201	$35,758	$7,285	$7,197
Spain	$39,654	$44,465	$10,514	$12,873
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2013, we have foreign exchange forward contracts with notional amounts totaling $994,893. These outstanding foreign exchange forward contracts had a net fair value of $36,994, of which an unrealized gain of $42,780 is included in other assets, offset by an unrealized loss of $5,786 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At June 30, 2013, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, marketable securities and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $879,000 if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $564,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect that significant contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term.  As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Leases
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheet. As of June 30, 2013, our construction-in-process asset associated with the new facility and the offsetting lease obligation totaled $6,854.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

License Agreements
In January 2013, we entered into a license agreement for a technology, which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. We accounted for the license as an acquisition of an asset and recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each target up to a maximum of six targets we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.
In July 2013, we entered into a license and collaboration agreement for the identification, development and commercialization of innovative therapeutic candidates based on specific drug targets.  Under the terms of the agreement, we made an upfront payment of $11,500 and will be responsible for the funding of research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of June 30, 2013, we had $137,000 outstanding on the term loan. As of June 30, 2013, we had open letters of credit of $14,853, and our borrowing availability under the revolving facility was $185,147 at June 30, 2013. We expect that cash generated from operations will be sufficient to meet debt service obligations.
Lonza Agreement
We have various agreements with Lonza, with remaining total commitments of approximately $147,000 through 2019. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Taxes
We do not record U.S. tax expense on the undistributed earnings of our non-U.S. subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by our non-U.S. subsidiaries, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet future U.S. liquidity needs. At June 30, 2013, approximately $79,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Our foreign subsidiaries have bank debt which remains outstanding as of June 30, 2013. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all foreign undistributed earnings are permanently invested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Under the program, we repurchased 758 shares of our common stock at a cost of $66,136 during the six months ended June 30, 2013. As of June 30, 2013, there is a total of $322,311 remaining for repurchases under the program.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,
	2013	2012	$ Variance
Net cash provided by operating activities	$144,193	$164,332	$(20,139)
Net cash used in investing activities	(197,539)	(613,756)	416,217
Net cash provided by financing activities	2,659	715,570	(712,911)
Effect of exchange rate changes on cash	(2,350)	(801)	(1,549)
Net change in cash and cash equivalents	$(53,037)	$265,345	$(318,382)
The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities and the repurchase of common stock, offset by cash generated from operations, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•	Our net income was $178,102 and $81,671 for the six months ended June 30, 2013 and 2012, respectively.

•
Non-cash items included depreciation and amortization, change in fair value of contingent consideration, share-based compensation expense, marketable securities premium amortization, deferred taxes, unrealized foreign currency gains and losses, and gains and losses on forward contracts, and were $76,219 and $40,723 for the six months ended June 30, 2013 and 2012, respectively.

•
Net cash inflow (outflow) due to changes in operating assets and liabilities was $(110,128) and $41,938 for the six months ended June 30, 2013 and 2012, respectively. The $(110,128) change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $55,178 due to the increased number of patients treated with Soliris globally.

•	Increase in inventory of $14,391 related to increased production of inventory to support commercial growth.

•	Decrease in prepaid expenses and other assets of $10,160, primarily related to a decrease in prepaid manufacturing expenses, partially offset by an increase in prepaid taxes.

•
Decrease of $53,071 in accounts payable and accrued expenses and other liabilities primarily related to decreases in accrued income taxes as a result of the cash tax payment of approximately $50,000 related to structuring activities of the Enobia Pharma Corp. acquisition, as well as a decrease in accrued compensation, offset by an increase in accrued rebates.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•	Purchases of marketable securities of $185,322 for the six months ended June 30, 2013, offset by proceeds from the sale of marketable securities of $2,002 during the same period.

•	Additions to property, plant and equipment were $14,012 and $8,018 for the six months ended June 30, 2013 and 2012, respectively.

•	Payments of $605,735 related to the acquisition of Enobia in the first quarter of 2012.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $23,577 and $30,226 for the six months ended June 30, 2013 and 2012, respectively. Net cash flows for the six months ended June 30, 2013 also include $57,317 of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the six months ended June 30, 2012, we repaid the revolving credit facility in full and made payments of $12,000 against the term loan facility. During the the six months ended June 30, 2013, we made payments of $12,000 against the term loan facility and had $137,000 remaining outstanding as of June 30, 2013.
During the six months ended June 30, 2013, we repurchased $66,136 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of June 30, 2013, $322,311 remains available for repurchases under the program.
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
(amounts in thousands, except per share data)
Interest Rate Risk
As of June 30, 2013, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, commercial paper, U.S. Treasury securities and other government-related obligations. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Due to the conservative nature of these instruments, we do not believe a change in interest rates would have a material impact on our financial statements.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. As of June 30, 2013, we had approximately $137,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1,370.
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
As of June 30, 2013, we held foreign exchange forward contracts with notional amounts totaling $994,893. As of June 30, 2013, our outstanding foreign exchange forward contracts had a net fair value of $36,994.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. We have had and will continue to have similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in certain countries in the European Union. We have not concluded such discussions in any of the major markets of the European Union for the treatment of aHUS. Our ability to complete such processes successfully is subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
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
 In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. For example, in January 2013, we were informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to National Institute for Health and Clinical Excellence (NICE) for further review as part of its new Highly Specialised Technologies program. In July 2013, the Government's Clinical Priorities Advisory Group, or CPAG, decided to recommend a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable, which is expected to provide funding for patients in England through completion of NICE review. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris. Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers.

For example, the European Union member states' authorities may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and adopt additional measures to control the prices of medicinal products for human use. This includes the use of reference pricing and Health Technology Assessment (HTA). HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. These elements of medicinal products are compared with other treatment options available on the market. The national authorities of some European Union member states may from time to time approve a specific price for the medicinal product. Others may adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the national market. Some countries have and others may seek to impose limits on the aggregate reimbursement for Soliris or for the use of Soliris for certain indications. In such cases, our commercial operations in such countries and our results of operations and our business are and may be adversely affected. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market Soliris in such foreign countries or if coverage and reimbursement for Soliris is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell Soliris for one or more indications in such countries, or we could decide to sell Soliris at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.
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
We cannot be certain that Soliris will gain or maintain market acceptance in a particular country among physicians, patients, health care payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and the European Union, such approvals do not guarantee future revenue. We cannot predict whether physicians, other health care providers, government agencies or private insurers will determine or continue to accept that Soliris is safe and therapeutically effective relative to its cost. Medical doctors' willingness to prescribe, and patients' willingness to accept, Soliris depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, effectiveness of our marketing strategy and the pricing of Soliris, publicity concerning Soliris, our other product candidates or competing products, our ability to obtain and maintain third-party coverage or reimbursement, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of medical doctors to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that medical doctors have determined not to continue Soliris treatment for some patients with aHUS. If Soliris fails to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.
If we or our contract manufacturers fail to comply with continuing United States and foreign regulations, we could lose our approvals to market Soliris or our manufacturers could lose their approvals to manufacture Soliris, and our business would be seriously harmed.
We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other territories. For example, in March 2013, we received a Warning Letter (Warning Letter) from the FDA relating to compliance with current Good Manufacturing Practices (cGMP) at ARIMF. While we believe that we will successfully resolve outstanding concerns expressed by the FDA in the Warning Letter, we cannot guarantee that we will do so to the satisfaction of the FDA, EMA or other regulatory agencies and approval of the facility by any such agencies could be withdrawn as a result.
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

Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other third party provider fails to provide sufficient quantities of Soliris. Commercial quantities of Soliris can only be manufactured at three facilities, including our own facility in Rhode Island. Vial filling can only be performed at two third party facilities.
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
For the six months ended June 30, 2013, our largest customer accounted for 20% of our global Soliris net product sales, and our three largest customers accounted for approximately 39% of our global net product sales. As of June 30, 2013, our single largest customer accounted for 20% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
 Although physicians are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. In the United States, we market Soliris for PNH and aHUS and provide promotional materials and training programs to physicians regarding the use of Soliris for PNH and aHUS. Although we believe our marketing materials and training programs for physicians do not constitute off-label promotion of Soliris, the FDA, the U.S. Justice Department, or other federal or state government agencies may disagree. If the FDA or other government agencies determine that our promotional materials, training or other activities constitute off-label promotion of Soliris, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.
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
 In recent years, several states and localities, including California, the District of Columbia, Minnesota, Nevada, New Mexico, Vermont, and West Virginia, have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the Federal government has enacted the Physician Payment Sunshine provisions, which when fully implemented requires manufacturers to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.

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
We have used our cash on hand and incurred debt under the terms of a senior secured credit facility to finance acquisitions. In addition, we are party to definitive agreements relating to these acquisitions that include contingent payments totaling $879,000 if and when certain development and commercial milestones are achieved. We have also entered into strategic license agreements that require us to make payments if and when research, development or commercial milestones are achieved. We expect to enter into similar agreements in the future. In May 2012, Alexion issued 5,000 shares of its common stock in a public offering resulting in net proceeds of approximately $462,000. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least 12 months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, the European Union, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
 We are highly dependent upon the efforts of our senior management and scientific personnel, particularly Dr. Leonard Bell, M.D., our Chief Executive Officer and a member of our Board of Directors, and Dr. Stephen P. Squinto, Ph.D., our Executive Vice President, Chief Global Operations Officer. There is intense competition in the biopharmaceutical industry for qualified scientific and technical personnel. Since our business is science-oriented and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have employment agreements with Dr. Bell and Dr. Squinto. None of our key personnel is nearing retirement age or to our knowledge, planning to retire. To our knowledge, there is no tension between any of our key personnel and the Board of Directors. If we are unable to retain and recruit highly qualified personnel, our ability to execute our business plan will be materially and adversely affected.
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
We continue to monitor economic conditions, including volatility associated with international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union deteriorated in 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of June 30, 2013.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, in March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Act of 2010 (the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, and fraud and abuse enforcement. While the constitutionality of key provisions of PPACA have been upheld by the Supreme Court, legislative changes remain possible. In addition, our industry may be affected by broader legislation addressing federal spending, including, for example, a sequester that took effect in March 2013 and cuts to most Medicare spending by 2%. As another example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. Further in January 2013, Alexion was informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to NICE for further review as part of its new Highly Specialised Technologies program. In July 2013, CPAG decided to recommend a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable, which is expected to provide funding for patients in England through completion of NICE review.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2013	—	$—	—	$353,340
May 1-31, 2013	—	$—	—	$353,340
June 1-30, 2013	353	$87.84	353	$322,311
Total	353	$87.84	353
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: July 26, 2013		Leonard Bell, M.D. Chief Executive Officer, Treasurer and Director (principal executive officer)

	By:	/s/ Vikas Sinha
Date: July 26, 2013		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)