Form 10-Q
period 2013-09-30
ALEXION PHARMACEUTICALS INC
filed 2013-10-25
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	196,074,387
Class	Outstanding as of October 23, 2013

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$910,411	$989,501
Marketable securities	392,344	—
Trade accounts receivable, net	404,956	295,598
Inventories	105,196	94,521
Deferred tax assets	23,820	26,086
Prepaid expenses and other current assets	78,775	89,894
Total current assets	1,915,502	1,495,600
Property, plant and equipment, net	178,842	165,629
Intangible assets, net	646,138	646,678
Goodwill	254,073	253,645
Deferred tax assets	9,743	13,954
Other assets	45,497	38,054
Total assets	$3,049,795	$2,613,560

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$24,416	$21,488
Accrued expenses	255,784	249,787
Deferred revenue	54,371	31,266
Current portion of long-term debt	48,000	48,000
Other current liabilities	12,885	9,548
Total current liabilities	395,456	360,089
Long-term debt, less current portion	77,000	101,000
Contingent consideration	144,621	139,002
Deferred tax liabilities	13,607	19,827
Facility lease obligation	12,251	—
Other liabilities	52,094	22,792
Total liabilities	695,029	642,710

Commitments and contingencies (Note 15)

Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 197,018 and 194,918 shares issued at September 30, 2013 and December 31, 2012, respectively	20	20
Additional paid-in capital	2,049,244	1,852,221
Treasury stock, at cost, 985 and 227 shares at September 30, 2013 and December 31, 2012, respectively	(80,365)	(14,229)
Accumulated other comprehensive income (loss)	(12,223)	6,635
Retained earnings	398,090	126,203
Total stockholders' equity	2,354,766	1,970,850
Total liabilities and stockholders' equity	$3,049,795	$2,613,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net product sales	$400,405	$294,136	$1,109,437	$813,588
Cost of sales:
Cost of sales	42,177	33,186	116,823	93,067
Change in contingent liability from intellectual property settlements	9,181	(53,377)	9,181	(53,377)
Total cost of sales	51,358	(20,191)	126,004	39,690
Operating expenses:
Research and development	88,209	54,280	231,308	159,323
Selling, general and administrative	122,886	89,957	354,901	272,054
Acquisition-related costs	2,573	967	6,974	19,447
Impairment of intangible asset	—	26,300	—	26,300
Amortization of purchased intangible assets	104	104	312	312
Total operating expenses	213,772	171,608	593,495	477,436
Operating income	135,275	142,719	389,938	296,462
Other income and expense:
Investment income	638	317	1,793	872
Interest expense	(1,078)	(1,855)	(3,305)	(6,220)
Foreign currency loss	(547)	(416)	(134)	(817)
Income before income taxes	134,288	140,765	388,292	290,297
Income tax provision	40,503	48,586	116,405	116,446
Net income	$93,785	$92,179	$271,887	$173,851
Earnings per common share
Basic	$0.48	$0.48	$1.40	$0.92
Diluted	$0.47	$0.46	$1.37	$0.88
Shares used in computing earnings per common share
Basic	195,662	193,353	194,520	189,219
Diluted	199,711	201,142	198,655	197,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$93,785	$92,179	$271,887	$173,851
Other comprehensive income (loss), net of tax:
Foreign currency translation	986	984	(543)	241
Unrealized gains (losses) on marketable securities, net of tax of $136, $0, $(9) and $0, respectively	210	—	(17)	—
Unrealized losses on pension obligation, net of tax of $0, $0, $(165) and $(49), respectively	—	—	(2,682)	(801)
Unrealized losses on hedging activities, net of tax of $(2,982), $(950), $(1,059) and $(46), respectively	(32,945)	(15,181)	(15,616)	(1,274)
Other comprehensive loss, net of tax	(31,749)	(14,197)	(18,858)	(1,834)
Comprehensive income	$62,036	$77,982	$253,029	$172,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$271,887	$173,851
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,239	17,613
Impairment of intangible asset	—	26,300
Change in fair value of contingent consideration	5,951	4,333
Share-based compensation expense	56,409	40,322
Premium amortization of available-for-sale securities	579	—
Deferred taxes	17,036	57,674
Unrealized foreign currency gain	(3,426)	(5,405)
Gains on forward contracts	(1,571)	(202)
Other	177	18
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(98,432)	(65,299)
Inventories	(4,992)	(3,467)
Prepaid expenses and other assets	(3,629)	(17,065)
Accounts payable, accrued expenses and other liabilities	3,952	59,945
Deferred revenue	24,288	17,038
Net cash provided by operating activities	288,468	305,656
Cash flows from investing activities:
Purchases of available-for-sale securities	(420,515)	—
Proceeds from maturity or sale of available-for-sale securities	27,951	—
Purchases of trading securities	(473)	—
Purchases of property, plant and equipment	(20,628)	(14,257)
Payments for acquisitions of businesses, net of cash acquired	—	(605,735)
Increase in restricted cash	(205)	(3)
Net cash used in investing activities	(413,870)	(619,995)
Cash flows from financing activities:
Debt issuance costs	—	(6,184)
Proceeds from revolving credit facility	—	115,000
Payments on revolving credit facility	—	(115,000)
Proceeds from term loan	—	240,000
Payments on term loan	(24,000)	(79,000)
Excess tax benefit from stock options	95,832	7,582
Repurchase of common stock	(66,136)	—
Net proceeds from issuance of common stock	—	462,212
Net proceeds from the exercise of stock options	44,560	54,910
Payment of contingent consideration	(3,000)	—
Other	(133)	(638)
Net cash provided by financing activities	47,123	678,882
Effect of exchange rate changes on cash	(811)	118
Net change in cash and cash equivalents	(79,090)	364,661
Cash and cash equivalents at beginning of period	989,501	540,865
Cash and cash equivalents at end of period	$910,411	$905,526

Supplemental cash flow disclosures from investing and financing activities:
Contingent consideration issued in acquisitions	$—	$117,000
Construction in process related to facility lease obligation	$12,251	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in other severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.
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

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued an update to clarify the scope of disclosures for offsetting assets and liabilities. The standard is effective for interim and annual periods beginning on or after January 1, 2013 and requires disclosure for all comparative periods. We adopted the provisions of this guidance in 2013.
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income (AOCI). The new standard requires the disclosure of significant amounts reclassified from each component of AOCI and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance, and included the additional disclosure requirements, in the first quarter of 2013.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	September 30,	December 31,
	2013	2012
Raw materials	$12,970	$6,485
Work-in-process	61,415	43,899
Finished goods	30,811	44,137
	$105,196	$94,521

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	September 30, 2013	December 31, 2012
Licenses, patents and purchased technology, net	$17,888	$18,428
Acquired in-process research and development	628,250	628,250
Intangible assets	$646,138	$646,678
Goodwill	$254,073	$253,645
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2012	$253,645
Change in goodwill associated with prior acquisition	428
Balance at September 30, 2013	$254,073

5.	Debt
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
As of September 30, 2013, we had $125,000 outstanding on the term loan. As of September 30, 2013, we had open letters of credit of $15,085, and our borrowing availability under the revolving facility was $184,915.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income used for basic and diluted calculation	$93,785	$92,179	$271,887	$173,851
Shares used in computing earnings per common share—basic	195,662	193,353	194,520	189,219
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	—	—	—	11
Stock awards	4,049	7,789	4,135	8,405
Dilutive potential common shares	4,049	7,789	4,135	8,416
Shares used in computing earnings per common share—diluted	199,711	201,142	198,655	197,635
Earnings per common share:
Basic	$0.48	$0.48	$1.40	$0.92
Diluted	$0.47	$0.46	$1.37	$0.88
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three and nine months ended September 30, 2013, and 2012 because their effect is anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Potentially dilutive securities:
Options to purchase common stock	2,002	226	2,281	1,561
Unvested restricted stock and restricted stock units	13	—	19	44
	2,015	226	2,300	1,605

7.	Marketable Securities

We invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We seek to diversify our investments and limit the amount of investment concentrations for individual institutions, maturities and investment types. We classify these marketable securities as available-for-sale and, accordingly, record such securities at fair value. We classify these marketable securities as current assets as these investments are intended to be available to the Company for use in funding current operations.
We offer a nonqualified deferred compensation plan which allows participants to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investments options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These securities are classified as trading securities and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

We held no marketable securities as of December 31, 2012. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at September 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$51,914	$—	$—	$51,914
Corporate bonds	180,322	175	(162)	180,335
Municipal bonds	17,211	2	(1)	17,212
U.S. Treasury securities	4,999	1	—	5,000
Other government-related obligations:
U.S.	48,168	33	(39)	48,162
Foreign	106,875	42	(77)	106,840
Bank certificates of deposit	3,000	—	—	3,000
	$412,489	$253	$(279)	$412,463

Unrealized gains and losses that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our condensed consolidated statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).
The aggregate fair value of available-for-sale securities in an unrealized loss position as of September 30, 2013 was $171,357. These investments have been in a continuous unrealized loss position for less than 12 months. As of September 30, 2013, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

September 30, 2013
Cash and cash equivalents	$20,599
Marketable securities	391,864
$412,463

The fair values of available-for-sale debt securities at September 30, 2013, by contractual maturity, are summarized as follows:

September 30, 2013
Due in one year or less	$133,611
Due after one year through three years	278,852
Due after three years through five years	—
$412,463

As of September 30, 2013, the fair value of our trading securities was $480.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our trading securities and available-for-sale investments were not material for the three and nine months ended September 30, 2013.

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At September 30, 2013, we had open contracts with notional amounts totaling $999,559 that qualified for hedge accounting.
The impact on AOCI and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Gain (loss) recognized in AOCI, net of tax	$(28,523)	$(11,238)	$1,011	$6,321
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$5,225	$4,401	$16,803	$8,130
Loss reclassified from AOCI to other income and expense (ineffective portion), net of tax	$(803)	$(458)	$(176)	$(535)
Assuming no change in foreign exchange rates from market rates at September 30, 2013, $3,901 of gains recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2013, the notional amount of foreign exchange contracts where hedge accounting is not applied was $151,458.
We recognized a gain (loss) of $(2,640) and $(3,470), in other income and expense, for the three months ended September 30, 2013 and 2012, respectively, and $6,146 and $787, for the nine months ended September 30, 2013 and 2012, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables summarize the fair value of outstanding derivatives at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$19,164	Other current liabilities	$12,538
Foreign exchange forward contracts	Other non-current assets	7,559	Other non-current liabilities	12,110
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—
Total fair value of derivative instruments		$26,723		$24,648

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$15,617	Other current liabilities	$3,529
Foreign exchange forward contracts	Other non-current assets	9,378	Other non-current liabilities	4,521
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,245	Other current liabilities	2,010
Total fair value of derivative instruments		$27,240		$10,060

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

September 30, 2013
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$26,723	$—	$26,723	$(19,710)	$—	$7,013
Derivative liabilities	(24,648)	—	(24,648)	19,710	—	(4,938)

December 31, 2012
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$27,240	$—	$27,240	$(10,060)	$—	$17,180
Derivative liabilities	(10,060)	—	(10,060)	10,060	—	—

9.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at our discretion. Under the program, we repurchased 758 shares of our common stock at a cost of $66,136 during the nine months ended September 30, 2013. As of September 30, 2013, there is a total of $322,311 remaining for repurchases under the program.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2013 and 2012:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2012	$(5,712)	$—	$15,156	$(2,809)	$6,635
Other comprehensive income before reclassifications	(2,967)	(76)	1,011	(543)	(2,575)
Amounts reclassified from other comprehensive income	285	59	(16,627)	—	(16,283)
Net other comprehensive loss	(2,682)	(17)	(15,616)	(543)	(18,858)
Balances, September 30, 2013	$(8,394)	$(17)	$(460)	$(3,352)	$(12,223)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2011	$(4,183)	$11,321	$(2,959)	$4,179
Other comprehensive income before reclassifications	(1,006)	6,321	241	5,556
Amounts reclassified from other comprehensive income	205	(7,595)	—	(7,390)
Net other comprehensive income (loss)	(801)	(1,274)	241	(1,834)
Balances, September 30, 2012	$(4,984)	$10,047	$(2,718)	$2,345

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2013 and 2012:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2013	2012	2013	2012
Unrealized Gains (Losses) on Hedging Activity
Effective portion of foreign exchange contracts	$5,710	$4,810	$18,364	$8,885	Net product sales
Ineffective portion of foreign exchange contracts	(878)	(501)	(192)	(585)	Foreign currency loss
	4,832	4,309	18,172	8,300
	(410)	(366)	(1,545)	(705)	Income tax provision
	$4,422	$3,943	$16,627	$7,595
Unrealized Gains (Losses) from Marketable Securities
Realized gains (losses) on sale of securities	$(96)	$—	$(94)	$—	Investment income
	(96)	—	(94)	—
	36	—	35	—	Income tax provision
	$(60)	$—	$(59)	$—
Defined Benefit Pension Items
Amortization of prior service costs and actuarial losses	$(104)	$(73)	$(311)	$(224)	(a)
	(104)	(73)	(311)	(224)
	9	6	26	19	Income tax provision
	$(95)	$(67)	$(285)	$(205)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 13 for additional details).

11.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2013
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$717,980	$—	$717,980	$—
Cash equivalents	Commercial paper	$19,999	$—	$19,999	$—
Cash equivalents	Other government-related obligations	$600	$—	$600	$—
Marketable securities	Mutual funds	$480	$480	$—	$—
Marketable securities	Commercial paper	$31,915	$—	$31,915	$—
Marketable securities	Corporate bonds	$180,335	$—	$180,335	$—
Marketable securities	Municipal bonds	$17,212	$—	$17,212	$—
Marketable securities	U.S. Treasury securities	$5,000	$5,000	$—	$—
Marketable securities	Other government-related obligations	$154,402	$—	$154,402	$—
Marketable securities	Bank certificates of deposit	$3,000	$—	$3,000	$—
Other current assets	Foreign exchange forward contracts	$19,164	$—	$19,164	$—
Other assets	Foreign exchange forward contracts	$7,559	$—	$7,559	$—
Other current liabilities	Foreign exchange forward contracts	$12,538	$—	$12,538	$—
Other liabilities	Foreign exchange forward contracts	$12,110	$—	$12,110	$—
Contingent consideration	Acquisition-related contingent consideration	$144,621	$—	$—	$144,621

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

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2013.

Valuation Techniques
We classify U.S. Treasury securities and mutual fund investments, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Items classified as Level 2 within the valuation hierarchy consist of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.
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
As of September 30, 2013, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt ranging from 4.9% to 5.4% for developmental milestones and a weighted average cost of capital ranging from 13% to 21% for sales-based milestones.
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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of September 30, 2013, the fair value of acquisition-related contingent consideration was $144,621. The following table represents a roll-forward of our acquisition-related contingent consideration, which are all Level 3 liabilities:

Nine months ended
September 30, 2013
Balance at beginning of period	$(141,670)
Milestone payment	3,000
Changes in fair value	(5,951)
Balance at end of period	$(144,621)

12.	Income Taxes
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
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Provision for income taxes	$40,503	$48,586	$116,405	$116,446
Effective tax rate	30.2%	34.5%	30.0%	40.1%

The tax provision for the three and nine months ended September 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. Additionally, included in the nine months ended September 30, 2013 is the tax benefit of $2,854 attributable to the 2012 U.S. Federal tax credit for research and experimentation.
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
The tax provision for the three and nine months ended September 30, 2012 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the tax expense of $22,673 associated with the settlement and non-exclusive license agreement with a third party, which was executed in the third quarter of 2012. Additionally, included in the nine months ended September 30, 2012 is the impact of the tax expense of $21,812 associated with the structuring of the Enobia business.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 during the second quarter 2011. This examination is anticipated to be completed within the next twelve months. We are not able to determine any impact to our unrecognized tax benefits based on the preliminary stage of discussions with the IRS.

13.	Employee Benefit Plans
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual's base salary and incentive cash bonus. For the three months ended September 30, 2013 and 2012, we recorded matching contributions of approximately $1,362, and $798, respectively. For the nine months ended September 30, 2013 and 2012, we recorded matching contributions of approximately $4,626 and $2,853, respectively.
Deferred Compensation Plan
Effective June 15, 2013, we began sponsoring a nonqualified deferred compensation plan which allows certain highly-compensated employees to make voluntary deferrals of up to 80% of their base salary and incentive bonuses. The plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee's eligible earnings, up to the IRS annual 401(k) contribution limitations. Employee deferrals and employer matching contributions under the plan began in the third quarter of 2013 and were not material for the three and nine months ended September 30, 2013.
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
The components of net periodic benefit cost were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$1,376	$1,061	$4,087	$3,422
Interest cost	127	110	376	338
Expected return on plan assets	(157)	(125)	(471)	(385)
Employee contributions	(358)	(283)	(1,071)	(868)
Amortization	104	73	311	224
Total net periodic benefit cost	$1,092	$836	$3,232	$2,731

14.	Leases

In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. We amended the lease in July 2013 to expand the building by two floors. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheet.
Construction of the new facility began in June 2013 and is expected to be completed in 2015. As of September 30, 2013, our construction-in-process asset associated with the new facility and the offsetting facility lease obligation totaled $12,251.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

15.	Commitments and Contingencies
Commitments
License Agreements

In January 2013, we entered into a license agreement for a technology, which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. Due to the early stage of this asset, we recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each target, up to a maximum of six targets we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.
In July 2013, we entered into a license and collaboration agreement for the identification, development and commercialization of therapeutic candidates based on specific drug targets.  Due to the early stage of these assets, we recorded expense for an upfront payment of $11,500 during the third quarter of 2013. We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.
Lonza Agreement
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical quantities of asfotase alfa, and we have contracted and expect to continue contracting for product finishing, vial filling and packaging through third parties. We have various agreements with Lonza, with remaining total commitments of approximately $163,000 through 2019. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

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
As previously stated, we have received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of Soliris. Under the guidance of ASC 450, Contingencies, we record a royalty accrual based on our best estimate of the fair value percent of net sales of Soliris that we could be required to pay the owners of patents for technology used in the manufacture and sale of Soliris. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However, the amount of such loss or a range of loss, if any, beyond amounts currently accrued, cannot be reasonably estimated.
In January 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed an action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware claiming willful infringement by us of U.S. Patent No. 5,688,688 (688 Patent). During the third quarter of 2013, the parties engaged in discussions to resolve the matter. In October 2013, we and Novartis agreed to resolve all claims asserted by Novartis in the action. In October 2013, the parties entered into a settlement agreement and dismissal pursuant to which Novartis granted Alexion a non-exclusive, fully paid license to the 688 Patent for our products and dismissed its case with prejudice. As a result, we recorded expense of $9,181 in cost of sales in the third quarter 2013 related to this litigation settlement agreement.
As previously reported, in the third quarter of 2012 we reduced our estimate for probable contingent liabilities as of September 30, 2012. The reduction was due to the execution of a settlement and non-exclusive license agreement in October 2012 with a third party related to the third party's intellectual property and reflected the actual, negotiated royalty rate set forth in the agreement. This change in estimate resulted in a positive impact in cost of sales of $53,377 during the third quarter 2012.

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
In September and November 2011, Soliris was approved by the FDA and EC, respectively, for the treatment of pediatric and adult patients with aHUS in the United States and Europe. aHUS is a severe and life-threatening genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In addition, the FDA and EC have granted Soliris orphan drug designation for the treatment of patients with aHUS. In September 2013, the MHLW approved Soliris for the treatment of pediatric and adult patients with aHUS in Japan.
Products and Development Programs
We focus our product development programs on life transforming therapeutics for severe and life-threatening ultra-rare diseases for which we believe current treatments are either non-existent or inadequate. Eculizumab is a humanized antibody known as a C5 terminal complement inhibitor (C5 Inhibitor), which is designed to selectively block the production of inflammation-causing proteins of the complement cascade. We believe that selective suppression of this immune response may provide a significant therapeutic advantage relative to existing therapies. In addition to PNH and aHUS, for which the use of eculizumab has been approved in the United States, Europe and Japan, we believe that C5 Inhibitors may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation.
Marketed Products
Our marketed products include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Trials	Phase IV
		aHUS Registry	Phase IV
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Soliris is the first and only therapy approved for the treatment of patients with PNH, a debilitating and life-threatening ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. The EC recently extended the Soliris label to include pediatric patients with PNH.  Additionally, we are sponsoring multinational registries to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Soliris is the first and only therapy approved for the treatment of patients with aHUS. Pursuant to a post marketing requirement imposed by the FDA, we have now completed enrollment in a prospective open-label trial in adults with aHUS and, separately, enrollment has been completed in a prospective trial of pediatric patients with aHUS.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Clinical Development Program
Our significant programs, including investigator sponsored clinical programs, include the following:

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
* Investigator Initiated Trial

Soliris (eculizumab)

Nephrology
Acute Humoral Rejection (AHR) in Presensitized Kidney Transplant Patients
Enrollment of the targeted number of patients is complete in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who have received deceased donor grafts. In response to physician requests for eculizumab for their immunized patients awaiting kidney transplant and positive preliminary data, we have decided to expand the study by reopening enrollment. Enrollment is ongoing in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized renal transplant patients at elevated risk for AHR who have received living donor grafts.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Preliminary data from the investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO patients was presented to the American Neurological Association (ANA) meeting in October 2012. The study was reported to have achieved its primary efficacy endpoint with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved. We are completing our discussions with regulators and plan to initiate what we expect to be a single pivotal NMO registration trial.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Preliminary data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with severe, refractory MG demonstrated an encouraging disease improvement signal and was presented at the Myasthenia Gravis Foundation Annual Meeting in September 2011. We continue to work with investigators to design the next clinical trial to evaluate eculizumab as a treatment for patients with severe and refractory MG. We have completed our discussions with regulators and plan to initiate what we expect to be a single pivotal MG registration trial.
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
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse the severe, crippling and life-threatening complications of dysregulated mineral metabolism in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. We have completed enrollment in a natural history study in infants with HPP and have completed our initial analysis for the study. We are currently dosing patients in a separate global trial of severe infant HPP patients.

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A and we have initiated a natural history study in patients with MoCD Type A. We received authorization to initiate testing of our synthetic cPMP replacement therapy in healthy volunteers and began dosing healthy volunteers in the second quarter 2013.

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
On August 19, 2013, we initiated a voluntary recall and replacement of the remaining vials of a single lot of Soliris due to the presence of visible particles in a limited number of vials in the lot. The recall did not interrupt the supply of Soliris to patients and had no material impact on operations or financial results.
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

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued an update to clarify the scope of disclosures for offsetting assets and liabilities. The standard is effective for interim and annual periods beginning on or after January 1, 2013 and requires disclosure for all comparative periods. We adopted the provisions of this guidance in 2013.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance, and included the additional disclosure requirements, in the first quarter of 2013.
Results of Operations

Net Product Sales
The following table summarizes net product sales for the three and nine months ended September 30, 2013 and 2012:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
Net product sales	$400,405	$294,136	$106,269	$1,109,437	$813,588	$295,849

The increase in revenue for the three and nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to an increased volume of unit shipments, partially offset by a negative impact of price and foreign exchange.
The increase in revenue of 36.1% and 36.4% for the three and nine months ended September 30, 2013, respectively, was due to an increase in unit volumes of 42.1% and 40.1%, offset by a negative price impact of 4.1% and 2.7%, and a negative impact on foreign exchange of 1.9% and 1.0%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients. The negative price impact of 4.1% for the three months ended September 30, 2013 was primarily due to increased rebates in certain countries in Europe. The negative price impact of 2.7% for the nine months ended September 30, 2013 was primarily due to increased rebates in certain countries in Europe, offset by a price increase in the United States.
The negative impact on foreign exchange of $5,467 and $7,809, or 1.9% and 1.0%, for the three and nine months ended September 30, 2013 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the dollar for the three and nine months ended September 30, 2012. The negative impact was primarily due to the weakening of the Japanese Yen. We recorded a gain in revenue of $5,709 and $4,810 for the three months ended September 30, 2013 and 2012, respectively, and $18,364 and $8,885 for the nine months ended September 30, 2013 and 2012, respectively, related to our foreign currency cash flow hedging program.
Cost of Sales
In October 2013, we entered into a settlement agreement and dismissal with Novartis pursuant to which Alexion was granted a non-exclusive, fully paid license and the case was dismissed with prejudice. As a result, we recorded expense of $9,181 in cost of sales in the third quarter 2013 related to this litigation settlement agreement.
In the third quarter of 2012, we reduced our estimate for probable contingent liabilities as of September 30, 2012 due to the execution of a settlement and non-exclusive license agreement in October 2012 with a third party related to the third party's intellectual property. The adjustment reflected the actual, negotiated royalty rate set forth in the agreement. This change in estimate resulted in a positive impact in cost of sales of $53,377 during the third quarter 2012.
Exclusive of the settlements noted above, cost of sales were $42,177 and $33,186 for the three months ended September 30, 2013 and 2012, respectively, and $116,823 and $93,067 for the nine months ended September 30, 2013 and 2012, respectively. Exclusive of the settlements noted above, cost of sales as a percentage of net product sales decreased to 10.5% for the three months ended September 30, 2013 from 11.3% for the three months ended September 30, 2012 and cost of sales as a percentage of net product sales decreased to 10.5% for the nine months ended September 30, 2013 from 11.4% for the nine months ended September 30, 2012. The decreases in cost of sales as a percentage of sales primarily related to a decrease in ongoing royalty expense from the settlement and non-exclusive license agreement we entered into in October 2012.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
The following table provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
Clinical development	$20,719	$10,274	$10,445	$48,715	$33,133	$15,582
Product development	12,435	11,292	1,143	48,951	40,552	8,399
Discovery research	11,754	2,174	9,580	18,732	5,774	12,958
Total external direct expenses	44,908	23,740	21,168	116,398	79,459	36,939
Payroll and benefits	38,504	25,400	13,104	101,288	68,972	32,316
Operating and occupancy	2,099	3,029	(930)	6,308	5,608	700
Depreciation and amortization	2,698	2,111	587	7,314	5,284	2,030
Total other R&D expenses	43,301	30,540	12,761	114,910	79,864	35,046
Research and development expense	$88,209	$54,280	$33,929	$231,308	$159,323	$71,985

For the three months ended September 30, 2013, the increase of $33,929 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $10,445 in external clinical development expenses related primarily to an expansion of studies of our eculizumab, asfotase alfa and cPMP programs (see table below).

•	Increase of $9,580 in discovery research expenses primarily related to the upfront payment on the license agreement entered into in the third quarter of 2013.

•	Increase of $13,104 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.
For the nine months ended September 30, 2013, the increase of $71,985 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $15,582 in external clinical development expenses related primarily to an expansion of studies of our eculizumab, asfotase alfa and cPMP programs (see table below).

•
Increase of $8,399 in external product development expenses related primarily to costs associated with the preparation of regulatory filings for asfotase alfa, as well as manufacturing costs related to our other product development programs.

•	Increase of $12,958 in discovery research expenses primarily related to the upfront payments on the license agreements entered into in 2013.

•	Increase of $32,316 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
External direct expenses
Eculizumab	$14,234	$7,986	$6,248	$30,555	$26,753	$3,802
Asfotase alfa	2,234	794	1,440	8,518	2,249	6,269
cPMP	1,965	987	978	4,753	1,010	3,743
Other Programs	1,686	597	1,089	3,469	2,750	719
Unallocated	600	(90)	690	1,420	371	1,049
	$20,719	$10,274	$10,445	$48,715	$33,133	$15,582
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
Salary, benefits and other labor expense	$75,222	$52,117	$23,105	$216,384	$161,327	$55,057
External selling, general and administrative expense	47,664	37,840	9,824	138,517	110,727	27,790
Total selling, general and administrative expense	$122,886	$89,957	$32,929	$354,901	$272,054	$82,847
For the three months ended September 30, 2013, the increase of $32,929 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $23,105. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $15,500 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $7,600 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $9,824. The increase was primarily due to an increase in legal costs associated with the Novartis settlement, an increase in consulting fees related to our global supply chain expansion in Ireland, and an increase in marketing costs to support the continued growth in global sales.

For the nine months ended September 30, 2013, the increase of $82,847 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $55,057. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $40,200 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

benefits of $14,800 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $27,790. This increase was primarily due to an increase in legal costs associated with the Novartis settlement, an increase in consulting fees related to our global supply chain expansion in Ireland, an increase in marketing costs to support the continued growth in global sales, as well as an increase in general administrative expenses due to infrastructure growth.

Acquisition-related Costs
Acquisition-related costs for the three and nine months ended September 30, 2013 and 2012 associated with our business combinations included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Separately-identifiable employee costs	$—	$457	$248	$3,552
Professional fees	—	1,052	775	11,562
Changes in fair value of contingent consideration	2,573	(542)	5,951	4,333
	$2,573	$967	$6,974	$19,447
The following table provides information for acquisition-related costs for each business combination:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Enobia Pharma Corp.	$2,210	$3,441	$5,920	$20,558
Taligen Therapeutics, Inc.	(53)	(4,224)	118	(3,069)
Orphatec Pharmaceuticals GmbH	416	1,750	936	1,958
	$2,573	$967	$6,974	$19,447

Impairment of Intangible Asset
During the three months ended September 30, 2012, we reviewed for impairment the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on our evaluation of negative scientific findings associated with our development of a different asset for the treatment of age-related macular degeneration, the likelihood of success for ophthalmic use and the value that can be obtained from a market participant in an arm's length transaction. These developments led us to deprioritize the development of this acquired asset. As a result, in the third quarter 2012, we recognized an impairment charge of $26,300 to write-down this asset to fair value, which was determined to be de minimis. We did not recognize any impairment loss for intangible assets during the three and nine months ended September 30, 2013.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2013	2012	Variance	2013	2012	Variance
Investment income	$638	$317	$321	$1,793	$872	$921
Interest expense	(1,078)	(1,855)	777	(3,305)	(6,220)	2,915
Foreign currency loss	(547)	(416)	(131)	(134)	(817)	683
Total interest and other expense	$(987)	$(1,954)	$967	$(1,646)	$(6,165)	$4,519
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $638 and $317, for the three months ended, and $1,793 and $872 for the nine months ended September 30, 2013 and 2012, respectively.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

We incur interest on our term notes and revolving credit facility. Interest expense was $1,078 and $1,855, for the three months ended, and $3,305 and $6,220 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in interest expense is primarily due to a decrease in amounts outstanding under our credit facility.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $547 and $416, for the three months ended, and $134 and $817, for the nine months ended September 30, 2013 and 2012, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the three and nine months ended September 30, 2013, we recorded an income tax provision of $40,503 and $116,405 and an effective tax rate of 30.2% and 30.0%, compared to an income tax provision of $48,586 and $116,446 and an effective tax rate of 34.5% and 40.1% for the three and nine months ended September 30, 2012. The change in the effective tax rate is primarily attributable to our favorable jurisdictional profitability mix, as well as the recognition of the 2012 U.S. Federal tax credit for research and experimentation which was recorded in first quarter 2013.
The tax provision for the three and nine months ended September 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. Additionally, included in the nine months ended September 30, 2013 is the tax benefit of $2,854 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax expense did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013 was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation was recorded in the first quarter of 2013.
On September 13, 2013, the Treasury Department and the Internal Revenue Service released final regulations that provided guidance on the application of IRC Section 263(a) for amounts paid to acquire, produce, or improve tangible property, as well as the rules for materials and supplies and proposed regulations addressing dispositions and general asset accounts.  The final regulations are generally effective for tax years beginning on or after January 1, 2014.  We are currently evaluating the impact of these new regulations and do not expect them to have a material impact to our financial statements.
The tax provision for the three and nine months ended September 30, 2012 is principally attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the tax expense of $22,673 associated with the settlement and non-exclusive license agreement with a third party, which was executed in the third quarter of 2012. Additionally, included in the nine months ended September 30, 2012 is the impact of the tax expense of $21,812 associated with the structuring of the Enobia business.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012	$ Variance
Cash and cash equivalents	$910,411	$989,501	$(79,090)
Marketable securities	$392,344	$—	$392,344
Long-term debt (includes current portion)	$125,000	$149,000	$(24,000)

Current assets	$1,915,502	$1,495,600	$419,902
Current liabilities	395,456	360,089	35,367
Working capital	$1,520,046	$1,135,511	$384,535

The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities and the repurchase of common stock, offset by cash generated from operations, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options. During the second quarter of 2013, we began

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

investing excess cash in high-quality marketable securities which are carried at fair value and are intended for use in meeting our ongoing liquidity needs.
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
Financial instruments that potentially expose us to concentrations of credit risk are limited to cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At September 30, 2013, one individual customer accounted for 19% of the accounts receivable balance. At December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance. For the three and nine months ended September 30, 2013, one customer accounted for 20% of our product sales. For the three and nine months ended September 30, 2012, two customers accounted for 21% and 12% of our product sales, respectively.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt issue in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of September 30, 2013 and December 31, 2012, our gross accounts receivable in Italy and Spain totaled approximately $82,076 and $82,200, respectively. As of September 30, 2013 and December 31, 2012, approximately $15,706 and $21,100, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $1,275 and $2,000, respectively, related to these gross receivables. As of September 30, 2013 and December 31, 2012, we recorded $7,633 and $21,334, respectively, of accounts receivable in Spain within other non-current assets, which approximates the amount of the receivables that we estimate with collection periods beyond one year.
We have recorded income (expense) of approximately $329 and $(115) for the three months ended, and $840 and $(1,580) for the nine months ended September 30, 2013 and 2012, respectively, related to recoveries of past due amounts from these countries or the expectation of delayed payments. Our net accounts receivable from these countries as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Total Accounts Receivable, net		Accounts Receivable, net > one year
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Italy	$36,059	$35,758	$5,127	$7,197
Spain	$44,741	$44,465	$9,303	$12,873
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2013, we have foreign exchange forward contracts with notional amounts totaling $1,151,017. These outstanding foreign exchange forward contracts had a net fair value of $2,075, of which an unrealized gain of $26,723 is included in other assets, offset by an unrealized loss of $24,648 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

At September 30, 2013, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual funds and U.S. Treasury securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, marketable securities and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $876,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $561,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect that significant contingent payments will be made in the next 12 months and, accordingly, we do not expect these amounts to have an impact on our liquidity in the near-term.  As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Leases
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheet. As of September 30, 2013, our construction-in-process asset associated with the new facility and the offsetting lease obligation totaled $12,251.
License Agreements
In January 2013, we entered into a license agreement for a technology, which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. Due to the early stage of this asset, we recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each target up to a maximum of six targets we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.
In July 2013, we entered into a license and collaboration agreement for the identification, development and commercialization of therapeutic candidates based on specific drug targets.  Due to the early stage of these assets, we recorded expense for an upfront payment of $11,500 during the third quarter of 2013. We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.
Long-term Debt
In February 2012, we and our wholly-owned Swiss subsidiary, Alexion Pharma International Sàrl, entered into the Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of September 30, 2013, we had $125,000 outstanding on the term loan. As of September 30, 2013, we had open letters of credit of $15,085, and our borrowing availability under the revolving facility was $184,915 at September 30, 2013. We expect that cash generated from operations will be sufficient to meet debt service obligations.
Lonza Agreement
We have various agreements with Lonza, with remaining total commitments of approximately $163,000 through 2019. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
Taxes
We do not record U.S. tax expense on the undistributed earnings of our non-U.S. subsidiaries as these earnings are intended to be permanently reinvested in the businesses offshore. We do not have any present or anticipated future need for cash held by our non-U.S. subsidiaries, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet future U.S. liquidity needs. At September 30, 2013, approximately $127,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Our foreign subsidiaries have bank debt which remains outstanding as of September 30, 2013. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all foreign undistributed earnings are permanently invested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Under the program, we repurchased 758 shares of our common stock at a cost of $66,136 during the nine months ended September 30, 2013. As of September 30, 2013, there is a total of $322,311 remaining for repurchases under the program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,
	2013	2012	$ Variance
Net cash provided by operating activities	$288,468	$305,656	$(17,188)
Net cash used in investing activities	(413,870)	(619,995)	206,125
Net cash provided by financing activities	47,123	678,882	(631,759)
Effect of exchange rate changes on cash	(811)	118	(929)
Net change in cash and cash equivalents	$(79,090)	$364,661	$(443,751)
The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities and the repurchase of common stock, offset by cash generated from operations, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•	Our net income was $271,887 and $173,851 for the nine months ended September 30, 2013 and 2012, respectively.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, deferred taxes, unrealized foreign currency gains, and gains on forward contracts, and were $95,394 and $140,653 for the nine months ended September 30, 2013 and 2012, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $78,813 and $8,848 for the nine months ended September 30, 2013 and 2012, respectively. The $78,813 change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $98,432 due to the increased number of patients treated with Soliris globally.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•	Increase in deferred revenue of $24,288 due to increased shipments in advance of recognizing revenue.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $420,515 for the nine months ended September 30, 2013, offset by proceeds from the sale of available-for-sale marketable securities of $27,951 during the same period.

•	Additions to property, plant and equipment of $20,628 and $14,257 for the nine months ended September 30, 2013 and 2012, respectively.

•	Payment of $605,735 related to the acquisition of Enobia in the first quarter of 2012.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $44,560 and $54,910 for the nine months ended September 30, 2013 and 2012, respectively. Net cash flows for the nine months ended September 30, 2013 and 2012 also include $95,832 and $7,582, respectively, of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits. In addition, during the nine months ended September 30, 2012, we recognized proceeds of $462,212 in connection with the sale of 5,000 shares of our common stock.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the nine months ended September 30, 2012, we repaid the revolving credit facility in full and made payments of $79,000 against the term loan facility. During the nine months ended September 30, 2013, we made payments of $24,000 against the term loan facility and the facility had $125,000 remaining outstanding as of September 30, 2013.
During the nine months ended September 30, 2013, we repurchased $66,136 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of September 30, 2013, $322,311 remains available for repurchases under the program.
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
(amounts in thousands, except percentages)
Interest Rate Risk
As of September 30, 2013, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper, U.S. Treasury securities and other government-related obligations. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we invest in, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(5,400) and $3,400, respectively.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. As of September 30, 2013, we had approximately $125,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1,250.

Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc and British Pound against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have operations based in Switzerland to support our business outside the U.S., and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.
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
As of September 30, 2013, we held foreign exchange forward contracts with notional amounts totaling $1,151,017. As of September 30, 2013, our outstanding foreign exchange forward contracts had a net fair value of $2,075.
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
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt crisis in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt issue in Greece is limited, as we do not have a material amount of accounts receivable in Greece. We have provided detail on amounts outstanding in Italy and Spain in the "Financial Condition, Liquidity and Capital Resources" section in Item 2 above.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
In January 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed an action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware claiming willful infringement by us of U.S. Patent No. 5,688,688 (688 Patent). During the third quarter of 2013, the parties engaged in discussions to resolve the matter. In October 2013, we and Novartis agreed to resolve all claims asserted by Novartis in the action. In October 2013, the parties entered into a settlement agreement and dismissal pursuant to which Novartis granted Alexion a non-exclusive, fully paid license to the 688 Patent for our products and dismissed its case with prejudice. As a result, we recorded expense of $9,181 in cost of sales in the third quarter 2013 related to this litigation settlement agreement.

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
In September and November 2011 we obtained marketing approval in the United States and the European Union, respectively, for Soliris for the treatment of a second indication, aHUS. In September 2013, the MHLW approved Soliris for the treatment of patients with aHUS in Japan.
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

•
receipt and maintenance of marketing approvals for Soliris for the treatment of aHUS in other territories and the maintenance of the marketing approval in the United States, Japan and the European Union;

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

•	successfully launching commercial sales of Soliris for the treatment of aHUS in the United States, Japan and Europe, and in countries where we have not yet obtained marketing approval;

•	acceptance of Soliris and maintenance of safety and efficacy in the medical community; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH, including aHUS.
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
PNH and aHUS are each ultra-rare diseases with small patient populations that have not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with Soliris, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.
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
 In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. For example, in January 2013, we were informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to National Institute for Health and Clinical Excellence (NICE) for further review as part of its new Highly Specialised Technologies program. In July 2013, the Government's Clinical Priorities Advisory Group (CPAG) decided to recommend a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable. In September 2013, England's National Health Service adopted the positive CPAG recommendation and commissioned Soliris for the treatment of children and adults with aHUS. Funding for patients in England is expected to be available through completion of NICE review. The NICE decision is anticipated in 2014. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris.
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
The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market, batch failures, or interruption of production or a product recall such as the one our affiliate voluntarily initiated in August 2013. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities, such as the inspections that resulted in issuance of the Warning Letter. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

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
Some patients treated with Soliris for PNH and other diseases, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their Soliris treatments. In particular, use of C5 Inhibitors, such as Soliris, is associated with an increased risk for certain types of infection, including meningococcal infection. Serious cases of meningococcal infection can result in severe illness, including but not limited to brain damage, loss of limbs or parts of limbs, kidney failure, or death. Under controlled settings, patients in our eculizumab trials all receive vaccination against meningococcal infection prior to first administration of Soliris and patients who are prescribed Soliris in most countries are required by prescribing guidelines to be vaccinated prior to receiving their first dose. A physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as in a patient presenting with aHUS or during the health crisis that began in May 2011 in Europe, principally in Germany, due to the epidemic of infections from Enterohemorrhagic E. coli. Vaccination does not, however, eliminate all risk of meningococcal infection. Additionally, in some countries there may not be any vaccine approved for general use or approved for use in infants and children. Some patients treated with Soliris who had been vaccinated have nonetheless experienced meningococcal infection, including patients who have suffered serious illness or death. Each such incident is required to be reported to appropriate regulatory agencies in accordance with relevant regulations.
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
Although we obtained regulatory approval to market and sell Soliris for PNH and aHUS in the United States, Japan and European Union, and Soliris for PNH in other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.
Governments in countries where we seek to commercialize Soliris regulate the distribution of drugs and the facilities where such drugs are manufactured, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country, and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our products, even in countries where marketing approval has been obtained. We have received regulatory approval for Soliris for treatment of patients with PNH in the United States, the European Union, Japan and other territories. In September and November 2011 we received regulatory approval for Soliris for the treatment of patients with aHUS in the United States and the European Union, respectively. In September 2013, the MHLW approved Soliris for the treatment of patients with aHUS in Japan. We may not receive regulatory or reimbursement approval for Soliris for the treatment of PNH, aHUS or any other disease in any other territories on a timely basis, if ever.

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

Our commercialization of Soliris may be stopped, delayed or made less profitable if we or any other third party provider fails to provide sufficient quantities of Soliris. Commercial quantities of Soliris can only be manufactured at three facilities, including our own facility in Rhode Island. Vial filling can only be performed at three third party facilities.
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

 In September and November 2011 we received marketing approval for Soliris for the treatment of patients with aHUS in the United States and European Union, respectively. In September 2013, the MHLW approved Soliris for the treatment of patients with aHUS in Japan. If Soliris is approved in other territories for the treatment of patients with aHUS, or for additional indications, we expect that the demand for Soliris will increase. We may underestimate demand, or experience product interruptions at ARIMF, Lonza or a facility of a third party provider, including as a result of risks and uncertainties described in this report. If we, Lonza or our other third party providers do not manufacture sufficient quantities of Soliris to satisfy demand, our business will be materially harmed.
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to support uninterrupted supply, and may do so in the future.  We currently rely on two third party vialers to support our commercial requirements in the United States, three to support requirements in the European Union, and a single third party vialer to support requirements in Japan. No guarantee can be made that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, competent authorities of the European Union member states, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recall, initiated by our affiliate in August 2013, of a single lot of Soliris due to the presence of visible particles in a limited number of vials in the lot.
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
For the nine months ended September 30, 2013, our largest customer accounted for 20% of our global Soliris net product sales, and our three largest customers accounted for approximately 39% of our global net product sales. As of September 30, 2013, our single largest customer accounted for 19% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
All of our product candidates except Soliris are in early stages of development, and we do not expect our other product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States, Japan and the European Union. We do not know when or if our product candidates, including asfotase alfa and Soliris for other indications, will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States, in the European Union and in other territories. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

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
 Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA, EMA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. For example, if future inspections by regulatory authorities of our facilities or the facilities of our third party providers identify issues, including issues similar to those raised in the Warning Letter, then manufacture of some of our product candidates and our business may be adversely affected. Further, we cannot assure you that we or our third party providers will successfully comply with all requirements and regulations. In the past we have had to write-off and incur other charges and expenses for production that failed to meet requirements and in August 2013 instituted a voluntary recall of a single lot of Soliris due to the presence of visible particles in a limited number of vials in the lot. Failure to comply with all requirements and regulations by third parties in the future could have a material adverse effect on our business.
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
In order to protect our drugs and technology more effectively, we need to obtain and maintain patents covering the drugs and technologies we develop. We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Third parties may challenge our patents, and have challenged our patents in the past. If any of our patents are narrowed, invalidated or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Soliris and our drug candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our drugs from copycat products.
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
Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We previously reported that Novartis and other third parties have filed civil lawsuits against us claiming infringement of their intellectual property rights. Each of these matters have been resolved, however, additional third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. In addition to the civil actions referenced above, we have received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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
Until the quarter ended June 30, 2008, we had never been profitable since we were incorporated in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale for the treatment of patients with PNH in the United States and Europe during 2007. We obtained marketing approval from the FDA and the EC for Soliris for the treatment of patients with aHUS in September and November 2011, respectively. In September 2013, the MHLW approved Soliris for the treatment of patients with aHUS in Japan. We have not obtained marketing approval for aHUS in any other country or territory. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We incurred significant debt to finance the acquisition of Enobia and we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, the European Union and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions and for aHUS and other indications, our ability to successfully market Soliris in additional countries and regions, our ability to successfully manufacture and commercialize our drug candidates and our ability to successfully bring our other product candidates, including product candidates we acquired from Enobia, Taligen and Orphatec, to the major commercial markets throughout the world.
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
We have used our cash on hand and incurred debt under the terms of a senior secured credit facility to finance acquisitions. In addition, we are party to definitive agreements relating to these acquisitions that include significant contingent payments that will become payable if and when certain development and commercial milestones are achieved. We have also entered into strategic license agreements that require us to make significant payments if and when research, development or commercial milestones are achieved. We expect to enter into similar agreements in the future. In May 2012, Alexion issued 5,000 shares of its common stock in a public offering resulting in net proceeds of approximately $462,000. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least 12 months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, the European Union, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
As of December 31, 2012, we had $439,216 of U.S. federal net operating loss carryforwards (NOL's), available to reduce taxable income in future years. Included in our U.S. federal net operating losses is $10,337 associated with the acquisition of Enobia. A portion of these NOL's are currently subject to an annual limitation under section 382 of the Internal Revenue Code of 1986, as amended (section 382). We believe it is more likely than not that we will use the majority of net operating losses. However, the ability to use net operating loss carryforwards will be dependent on our ability to generate taxable income. The net operating loss carryforwards may expire before we generate sufficient taxable income.
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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of intercompany revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 8, Derivative Instruments and Hedging Activities, in the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The credit and financial market conditions may aggravate certain risks affecting our business.
Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan repayment of its debt to international pharmaceutical companies. We sold the associated bonds in July 2011 and recorded expense of approximately $4,100 through December 31, 2011 related to the reduction of value of the Greek bonds and other delays impacting the book value of our accounts receivable in other countries. Soliris is approved for the treatment of patients with PNH and aHUS in the United States, Japan and the European Union and for the treatment of PNH in several other territories. If Soliris is approved in additional territories for PNH, aHUS, or for additional indications that are under clinical development, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increases in the number of patients receiving Soliris that require reimbursement. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectible, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.
We continue to monitor economic conditions, including volatility associated with U.S. and international economies, associated impacts on the financial markets and our business, and the sovereign debt crisis in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union deteriorated in 2011 and 2012. These conditions have resulted in, and may continue to result in, an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of September 30, 2013.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, in March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Act of 2010 (the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, and fraud and abuse enforcement. While the constitutionality of key provisions of PPACA have been upheld by the Supreme Court, legislative changes remain possible. In addition, our industry may be affected by broader legislation addressing federal spending, including, for example, a sequester that took effect in March 2013 and cuts to most Medicare spending by 2%. As another example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. Further in January 2013, Alexion was informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to NICE for further review as part of its new Highly Specialised Technologies program. In July 2013, CPAG decided to recommend a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable. In September 2013, England's National Health Service adopted the positive CPAG recommendation and commissioned Soliris for the treatment of children and adults with aHUS. Funding for patients in England is expected to be available through completion of NICE review. The NICE decision is anticipated in 2014.
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
Risks Related to Our Common Stock
If the trading price of our common stock continues to fluctuate in a wide range, our stockholders will have uncertainty with respect to an investment in our common stock.
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
Our corporate charter and by-law provisions and stockholder rights plan may discourage certain types of transactions involving an actual or potential change of control that might be beneficial to us or our stockholders. Our bylaws, which were amended in October 2013, provide that special meetings of our stockholders may be called only by the Chairman of the Board, the President, the Secretary, or a majority of the Board of Directors, or upon the written request of stockholders who together own of record 50% of the outstanding stock of all classes entitled to vote at such meeting. Our bylaws also specify that the authorized number of directors may be changed only by resolution of the board of directors. Our charter does not include a provision for cumulative voting for directors, which may have enabled a minority stockholder holding a sufficient percentage of a class of shares to elect one or more directors. Under our charter, our board of directors has the authority, without further action by stockholders, to designate up to 5,000 shares of preferred stock in one or more series. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.
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

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands)
On November 8, 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. There was no common stock repurchase activity during the third quarter of 2013. As of September 30, 2013, the maximum dollar value of shares remaining for purchase under the program was $322,311.

Item 5.	OTHER INFORMATION.

On October 25, 2013, Alexion's Board of Directors adopted Amended and Restated Bylaws, which took effect immediately. The amendments approved by the Board amend the prior Bylaws in the following principal respects:

•
Article I, Section 1.7 is added to provide that a stockholder may propose nominees for election to the Board of Directors and other business at an annual or special stockholder meeting (excluding stockholder proposals submitted for inclusion in our proxy statement that comply with Rule 14a-8 of the Securities Exchange Act of 1934, as amended) only if the stockholder complies with the requirements in Section 1.7 and the other provisions of the Bylaws.

•
Article I, Section 1.8 is added to establish advance notice requirements for stockholders who propose nominees for election to the Board of Directors or other business at a meeting of stockholders. The advance notice provision in Section 1.8:

◦
provides that the notice period for making a director nomination or other proposal of business at an annual meeting of stockholders is not later than the 90th day, nor earlier than the 120th day, prior to the first anniversary of the preceding year’s annual meeting of stockholders.

◦
specifies the notice periods (a) with respect to an annual meeting of stockholders scheduled on a date significantly different from the one year anniversary of the previous year’s annual meeting, and (b) relating to special meetings of stockholders called to elect directors.

◦
specifies information which a stockholder must provide in its notice relating to (a) the stockholder, including interests in derivative securities, relationships and/or arrangements between the stockholder and the director nominee or other person in connection with the proposed business, (b) the director nominee, if applicable, including information that would enable the Board of Directors to determine a nominee’s eligibility to serve as an independent director, and (c) any business proposed by the stockholder.

•
Article I, Section 1.9 is added to provide that a director nominee for election or reelection to the Board of Directors must deliver a written questionnaire with respect to the background and qualification of such person and the background of any other person on whose behalf the nomination is made, and a written representation and agreement that such person (a) is not and will not become a party to any arrangement with any person as to how such nominee, if elected as a director, will act or vote, or that could limit or interfere with the nominee’s ability to comply, if elected, with such nominee’s fiduciary duties, (b) is not and will not become a party to any arrangement with any person other than Alexion with respect to any direct or indirect compensation, reimbursement or indemnification in connection with the directorship, (c) would be in compliance, if elected, and will comply, with all applicable corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines of Alexion.

•
Article I, Section 1.11 is modified and Sections 1.12-1.13 are added to address the procedures by which action may be taken by the written consent of stockholders, including the record date for such action, the effectiveness of written consents, and Alexion’s obligation to retain an independent inspector to review the validity of submitted consents and revocations.

•
Article II, Section 2.9 is added to provide that no person will serve as a director if such individual is a party to any compensatory, payment or other financial arrangement with any person other than Alexion, or has received any compensation or other payment from any person other than Alexion, in both cases in connection with candidacy or service as a director.

•
Article VII is added to provide that unless Alexion consents in writing to the selection of an alternative forum, a court located within the State of Delaware will be the sole and exclusive forum for (a) derivative actions brought on behalf of Alexion, (b) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee to Alexion or our stockholders, (c) any action asserting a claim against Alexion or any director or officer or other employee arising under the Delaware General Corporation Law or our Certificate of Incorporation or By-Laws, or (d) any action asserting a claim against Alexion or any director or officer or other employee governed by the internal affairs doctrine.

Item 6.	EXHIBITS.

(a)	Exhibits:

3.1	Amended and Restated Bylaws

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: October 25, 2013		Leonard Bell, M.D. Chief Executive Officer, Treasurer and Director (principal executive officer)

	By:	/s/ Vikas Sinha
Date: October 25, 2013		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)