Form 10-K
period 2013-12-31
ALEXION PHARMACEUTICALS INC
filed 2014-02-10
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The NASDAQ Stock Market LLC on June 30, 2013, was $17,833,350,643.(1)
The number of shares of Common Stock outstanding as of February 3, 2014 was 197,830,376.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 6, 2014, are incorporated by reference into Part III of this report.

(1) Excludes 1,898,588 shares of common stock held by directors and executive officers at June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I
Unless the context requires otherwise, references in this report to "Alexion", the “Company”, "we", "our" or "us" refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration in the March 2013 Warning Letter, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.

Item 1.	BUSINESS.
(dollars and shares in thousands)

Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which we believe that uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.

Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in several therapeutic areas, including hematology, nephrology, transplant rejection and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
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

Marketed Products
Our marketed products include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Adult and Long-term Follow-up	Phase IV
		aHUS Registry	Phase IV
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Soliris is the first and only therapy approved for the treatment of patients with PNH, a debilitating and life-threatening ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. In 2013, the EC extended the Soliris label to include pediatric patients with PNH. The Committee for Medicinal Products for Human Use (CHMP) recommends that the renewal be granted with unlimited validity.  Additionally, we are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
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

Clinical Development Program
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Nephrology	Acute Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Acute Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Delayed Kidney Transplant Graft Function*	Phase II
		STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
	Neurology	Neuromyelitis Optica (NMO)*	Phase II
		Myasthenia Gravis (MG)	Phase II
	Hematology	Cold Agglutinin Disease (CAD)*	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase I
ALXN 1102/1103	Hematology	PNH	Phase I
ALXN 1007	Inflammatory Disorders		Phase I
* Investigator Initiated Trial

Soliris (eculizumab)

Nephrology
Acute Antibody Mediated Rejection (AMR) in Presensitized Kidney Transplant Patients
Enrollment is complete in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from deceased organ donors. AMR is the term used to describe a type of transplant rejection that occurs when the recipient has antibodies to the donor organ. Enrollment is ongoing in a multi-national, multi-site randomized controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from living donors.
In September, researchers presented positive preliminary data from the eculizumab deceased-donor AMR kidney transplant study at the European Society of Organ Transplant (ESOT) in Vienna, Austria.
Delayed Kidney Transplant Graft Function
Enrollment has been completed in an investigator-initiated Phase II study of eculizumab in patients at elevated risk for delayed graft function (DGF) following kidney transplant. DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. We have been granted orphan drug designation from the FDA and received a positive opinion on orphan drug designation for eculizumab in DGF from the Commission on Orphan Medical Products (COMP).
Shiga-toxin producing E. coli Hemolytic Uremic Syndrome (STEC-HUS)
STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with enterohemorrhagic Escherichia coli (EHEC). Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS. Enrollment in this trial has been completed. We are obtaining and analyzing additional control clinical outcome data from an epidemiologic study in approximately 400 STEC-HUS patients who received only best supportive care. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with STEC-HUS.
Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. In an investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO, eculizumab reduced the median number of NMO attacks at 12 months with a high degree of statistical significance. A single pivotal trial in patients with relapsing NMO is expected to start in early 2014. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with NMO.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation and the subsequent failure of neuromuscular transmission. Data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with refractory generalized MG demonstrated an encouraging disease improvement signal. We have completed collaborations with investigators on the design of a Phase III trial to evaluate eculizumab as a treatment for patients with refractory generalized MG, and this trial is expected to start in early 2014.
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
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse its severe, crippling and life-threatening complications in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates.
We have completed enrollment in a natural history study in infantile-onset patients with HPP and have completed our initial analysis for the study. We believe that the analysis is supportive of our anticipated filing. We continue to enroll and dose patients in a separate multinational Phase II open-label study of infants and children with HPP. Interim results of this trial were presented at the European Society of Pediatric Endocrinology meeting held in September 2013 in Milan, Italy. Results of 15 enrolled and treated patients representing a range of HPP characteristics were summarized, showing that the primary efficacy endpoint was achieved with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved.  These results provide data in a broader patient population of infants and children.  Earlier in the year, asfotase alfa received Breakthrough Therapy Designation from the FDA.

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with cPMP replacement therapy in a small number of children with MoCD Type A, and we have initiated a natural history study in patients with MoCD Type A. In October, 2013, cPMP received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic cPMP replacement therapy in healthy volunteers is ongoing.

ALXN 1102/1103
ALXN 1102/1103 is a novel alternative pathway complement inhibitor with a mechanism of action unique from Soliris. ALXN 1102 is currently being investigated in a Phase I single dose, dose escalating safety and pharmacology study. ALXN 1103 is being dosed in the same Phase I trial as a subcutaneous or intravenous formulation.

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. Results are currently being analyzed. We also completed successful meetings with the FDA to discuss initiation of proof of concept studies. As a result, proof of concept studies in two severe life-threatening and ultra-rare conditions are expected to start in early 2014.
Manufacturing
We currently rely on three manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and two facilities operated by Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical bulk quantities of Soliris, and we rely on a facility operated by Lonza for clinical quantities of asfotase alfa. We produce our clinical and preclinical quantities of our other product candidates at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including manufacturing services, product finishing, packaging, vialing and labeling.
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
In March 2013, we received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
The European Medicines Agency (EMA) inspected ARIMF in January 2013, and a GMP certificate was issued in May 2013.
In August 2013, we initiated a voluntary recall and replacement of the remaining vials of a single lot of Soliris due to the presence of visible particles in a limited number of vials in the lot. The recall did not interrupt the supply of Soliris to patients and had no material impact on operations or financial results. Subsequently, in November 2013, we initiated a voluntary recall and replacement of a limited number of vials of Soliris due to the presence of similar visible particles. Following investigation, we believe that we have identified the filling process step that resulted in the presence of the visible particles and we are implementing the changes necessary to modify the process step. During the fourth quarter of 2013, we recorded expense of $14,277 in costs of sales resulting from the expected disposal of inventory in 2014.

Sales and Marketing
We have established a commercial organization to support current and future sales of Soliris in the United States, in the major markets in European Union, Japan, Asia Pacific countries, and other territories. Our sales force for Soliris is small compared to that of other drugs with similar gross revenues; however, we believe that a relatively smaller sales force is appropriate to effectively market Soliris due to the incidence and prevalence of PNH and aHUS. If we receive regulatory approval in new territories, we may expand our own commercial organizations in such territories and market and sell Soliris through our own sales force in these territories. However, we will evaluate each jurisdiction on a country-by-country basis, and it is possible that we will promote Soliris in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces in certain countries.
Customers
Our customers are primarily comprised of distributors, pharmacies, hospitals, hospital buying groups, and other health care providers. In some cases, we may also sell Soliris to governments and government agencies.
During 2013, sales to our largest customer accounted for 20% of our Soliris net product sales. During 2012, sales to our two largest customers accounted for 21% and 12%, respectively, of our Soliris net product sales.
Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels compared to demand, contractual terms and financial strength of distributors.
Please also see "Management’s Discussion and Analysis – Net Product Sales," and Note 17 of the Consolidated Financial Statements included in this Annual Report on Form 10-K, for financial information about geographic areas.
Intellectual Property Rights and Market Exclusivity
Patents and other intellectual property rights are important to our business. We own or license a number of patents in the U.S. and foreign countries that cover our products and investigational compounds; also we file and prosecute patent applications covering new technologies and inventions that are meaningful to our business. In addition to patents, we rely on trade secrets, know-how, trademarks, regulatory exclusivity and other forms of intellectual property. Our intellectual property rights have material value and we act to protect them.
In the biopharmaceutical industry, two forms of intellectual property generally determine the period of a product’s market exclusivity: patent rights and regulatory forms of exclusivity. It is during the period of market exclusivity that an innovative product generally realizes most of its commercial value.
Patents provide the owner with a right to exclude others from practicing an invention. Patents may cover the active ingredients, uses, formulations, doses, administrations, delivery mechanisms, manufacturing processes and other aspects of a product. The period of patent protection for any given product may depend on the expiration date of various patents and may differ from country to country according to the type of patents, the scope of coverage and the remedies for infringement available in a country.
Most of our products and investigational compounds are protected by patents with varying terms that depend on the type of patent and its filing date. However, a significant portion of a product's patent life can elapse during the time it takes to develop and obtain regulatory approval of the product. As compensation, certain developed countries will extend a patent’s term, subject to a number of factors and caps.
With respect to Soliris, we own an issued U.S. patent that covers the product and will expire in 2021, taking into account patent term extension. We also own a corresponding issued European patent that covers Soliris and will expire in 2015, though in certain European countries where we filed for supplementary protection certificates we expect exclusivity to extend into 2020. In Japan and other countries where we own patents covering Soliris the patents will expire between 2015 and 2020. We also own U.S. and foreign patents and patent applications that protect our investigational compounds and product candidates. At present, it is not known whether any such investigational compound or product candidate will be approved for human use and sale.
Regulatory forms of exclusivity are another source of valuable rights that can contribute toward market exclusivity for an innovative biopharmaceutical product such as Soliris. Many developed countries provide such non-patent incentives to develop medicines. In the U.S., Europe and Japan, for instance, regulatory intellectual property rights provide incentives to develop medicines for rare diseases, or orphan drugs, and medicines for pediatric patients. Those countries and others also provide data protection for a period of time after the approval of a new drug, during which regulatory agencies may not rely on the innovator’s data to approve a biosimilar or generic copy. Regulatory forms of exclusivity can work in conjunction with patents to strengthen market exclusivity, and in countries where patent protection has expired or does not exist, regulatory forms of exclusivity can extend a product’s market exclusivity period.
With respect to Soliris, we rely on regulatory forms of exclusivity such as data protection and orphan drug protection to support the product’s market exclusivity. Specific aspects of the laws governing regulatory exclusivity vary by country, but most forms of regulatory exclusivity do not prevent competitive products from gaining regulatory approval on the basis of the competitor’s own safety and efficacy data, even when the competitive product is a biosimilar or generic copy. In certain countries, however, orphan drugs can obtain a period of exclusivity during which no competitive product containing the same drug may be approved for the same orphan indication.
Our success will depend in part on our ability to obtain and maintain patent and regulatory protections for our products and investigational compounds, to preserve our trade secrets and other proprietary rights, to operate without infringing the proprietary rights of third parties, and to prevent third parties from circumventing our rights. Due to the time and expense of bringing new products through development and regulatory approval to the marketplace, there is particular importance in obtaining patent and trade secret protection for significant new technologies, products and processes. As of December 31, 2013, we owned or in-licensed 95 U.S. patents, 126 foreign patents, 69 U.S. patent applications and 450 foreign patent applications. These patents and patent applications relate to C5 inhibitors, high throughput screening, vectors, cancer, recombinant antibodies, bone delivery conjugates, natriuretic peptides, human molybdenum cofactor deficiency, targeted complement inhibitors, and other technologies.
Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the United States and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will issue as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the U.S. and other countries. Such proceedings include inter partes reviews, post-grant reviews and interference proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office. Litigation may be required to enforce, defend or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity or enforceability of certain of our patent or other proprietary rights.
In regard to third party intellectual property, we have in the past received, and may in the future receive, notices claiming infringement of their patents. For example, in January 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed an action against us and other biopharmaceutical companies in the U.S. District Court for the District of Delaware claiming willful infringement by us of U.S. Patent No. 5,688,688 (688 Patent). In October 2013, we and Novartis agreed to resolve all claims asserted by Novartis in the action. We are aware of other patents owned by third parties that the owners might claim to be infringed by the development and commercialization of Soliris or some of our investigational compounds. We have obtained licenses to some of those patents and may obtain licenses to others. In other instances, we have determined in our judgment that:

•	our products and investigational compounds do not infringe the patents;

•	the patents are not valid or enforceable; or

•
we have identified and are testing various alternatives that we believe should not infringe the patents and which should permit continued development and commercialization of our products and investigational compounds.

If a patent holder successfully challenges our judgment that our products do not infringe their patents or that their patents are invalid, we could be required to pay costly damages or to obtain a license to sell or develop our products. A required license may be costly or may not be available on acceptable terms, if at all. A costly license or inability to obtain a necessary license could materially and adversely affect our ability to commercialize our products, including Soliris.
On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adjustment to our operating results.

The market exclusivity of our products may be impacted by competitive products that are either innovative or biosimilar or generic copies. In our industry, the potential for biosimilar challenges has been an increasing risk to product market exclusivity. U.S. law enacted in 2010 created a new approval pathway for biosimilar versions of innovative biological products. Prior to that time, innovative biologics had essentially unlimited regulatory exclusivity. Under the new pathway, the FDA may approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required by a full biologic license application. After an innovator has marketed its product for four years, other manufacturers may apply for approval of a biosimilar version of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not actually approve a biosimilar version until 12 years after the innovative product received its approval. The law also provides a mechanism for innovators to enforce their patents that protect their products and for biosimilar applicants to challenge the patents. Such litigation may begin as early as four years after the innovative biological product is first approved by the FDA. A pathway for biosimilars also exists in certain other countries markets, including Europe.
We estimate the market exclusivity period for our products solely for business planning purposes. The actual length of market exclusivity for any product is impossible to predict with certainty due to the complex interaction between patent and regulatory factors and the inherent uncertainties of litigation.
License Agreements
In March 1996, we entered into a license agreement with the Medical Research Council (MRC) whereby MRC granted to us worldwide non-exclusive rights to certain patents related to the humanization and production of monoclonal antibodies. The license agreement requires us to pay MRC royalties on a quarterly basis with respect to sales of Soliris. The royalty is payable until the expiration of the last patent covered by the license agreement, which is expected to be in 2015, except that royalties for sales in Canada will continue until January 2017. MRC may terminate the license if we file for bankruptcy or become insolvent, or if we fail to perform our obligations under the agreement and such failure is not remedied within three months after delivery of notice. Under the agreement, we agreed to (a) make royalty payments with respect to sales of licensed products, (b) promote the sale of Soliris of good marketable quality, and (c) use reasonable endeavors to meet market demand for licensed products.
In October 2012, we entered into a settlement and non-exclusive license agreement with a third party.  Under the terms of the agreement, we made an upfront payment and will pay royalties on sales of Soliris in accordance with the terms of the agreement.
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
In July 2013, we entered into a license and collaboration agreement with Ensemble Therapeutics Corporation for the identification, development and commercialization of therapeutic candidates based on specific drug targets.  Due to the early stage of these assets, we recorded expense for an upfront payment of $11,500 during the third quarter of 2013. We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.
In January 2014, we entered into an agreement with Moderna Therapeutics, Inc. (Moderna) that provides the option to purchase drug products for clinical development and commercialization of Moderna's messenger RNA (mRNA) therapeutics to treat rare diseases. Due to the early stage of these assets, we recorded expense for an upfront payment of $100,000 in 2014.  We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of ten targets, would could be required to make an option exercise payment of $15,000 and to pay up to an additional $120,000 with respect to a rare disease product and $400,000 with respect to a non-rare disease product in development and sales milestones if the specific milestones are met over time as well as royalties on commercial sales.  In addition to the option agreement, we purchased $25,000 of preferred equity of Moderna LLC, Moderna's parent company.

Government Regulation

Drug Development and Approval in the U.S.
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
The process for obtaining regulatory approval to market a biologic is expensive, often takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. The steps required before a biologic may be approved for marketing of an indication in the United States generally include:
(1) preclinical laboratory tests and animal tests;
(2) submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence;
(3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended use;
(4) submission to the FDA of a BLA or supplemental BLA;
(5) FDA pre-approval inspection of the manufacturing sites identified in the BLA; and
(6) FDA review and approval of the BLA or supplemental BLA.
Preclinical studies include laboratory evaluation, as well as animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests intended for submission to FDA must be conducted in compliance with FDA regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise.
Clinical trials involve the administration of the investigational product to healthy volunteers or to patients, under the supervision of qualified principal investigators. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the criteria for determining subject eligibility, the dosing plan, patient monitoring requirements and other elements necessary to ensure patient safety, and any efficacy criteria to be evaluated. Each protocol must be submitted to FDA as part of the IND; further, each clinical study at each clinical site must be reviewed and approved by an independent institutional review board, prior to the recruitment of subjects. The institutional review board’s role is to protect the rights and welfare of human subjects involved in clinical studies by evaluating, among other things, the potential risks and benefits to subjects, processes for obtaining informed consent, monitoring of data to ensure subject safety, and provisions to protect the subjects’ privacy.
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
Under the Food and Drug Administration Amendments Act of 2007 (FDAAA), we must register each controlled clinical trial, other than Phase I trials, on a website administered by National Institutes of Health (NIH). Registration must occur not later than 21 days after the first patient is enrolled, and the submission must include descriptive information (e.g., a summary in lay terms of the study design, type and desired outcome), recruitment information (e.g., target number of participants and whether healthy volunteers are accepted), location and contact information, and other administrative data (e.g., FDA identification numbers). Within one year of a trial’s completion, information about the trial including characteristics of the patient sample, primary and secondary outcomes, trial results written in lay and technical terms, and the full trial protocol must be submitted to the FDA. The results information is posted to the website unless the drug has not yet been approved, in which case the FDA posts the information shortly after approval. A BLA, BLA supplement, and certain other submissions to the FDA require certification of compliance with the FDAAA clinical trials database requirements.
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $2,000 subject to certain limited deferrals, waivers and reductions that may be available. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within 60 days following submission of the application. If found sufficiently complete, the FDA will “file” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of Priority BLA applications and original efficacy supplements within six months and 90% of Standard applications and original efficacy supplements in ten months, whereupon a review decision is to be made. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time because the review process is often significantly extended by FDA requests for additional information or clarification. As part of its review, the FDA may refer the BLA to an advisory committee composed of outside experts for evaluation and a recommendation as to whether the application should be approved. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations.
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
Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval. FDA also may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation Mitigation Strategies (REMS), or otherwise limit the scope of any approval. To market a product for other indicated uses, or to make certain manufacturing or other changes requires FDA review and approval of a BLA Supplement or new BLA. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.
In 2010, the Biologics Price Competition and Innovation Act (BPCI) was enacted, creating a statutory pathway for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under the Public Health Service Act. Also under the BPCI, innovator manufacturers of original reference biological products are granted 12 years of exclusive use before biosimilar versions of such products can be approved for marketing in the United States. This means that the FDA may not approve an application for a biosimilar version of a reference biological product until 12 years after the date of approval of the reference biological product (with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results reported to FDA), although a biosimilar application may be submitted four years after the date of approval of the reference biological product.
The objectives of the BPCI are conceptually similar to those of the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the "Hatch-Waxman Act", which established abbreviated pathways for the approval of small molecule drug products. The FDA is currently in the process of establishing the procedures and standards it will apply in implementing the abbreviated approval pathway for biological products created by the BPCI. In February 2012, the FDA published draft guidance documents on biosimilar product development. The guidance defines a biosimilar as a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of the safety, purity, and potency. Under this proposed approval pathway, biological products are approved based on demonstrating they are biosimilar to, or interchangeable with, a biological product that is already approved by the FDA, which is called a reference product. The approval of a biologic product biosimilar to one of our products could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products.
Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. If ongoing regulatory requirements are not satisfied or if safety problems occur after the product reaches the market, the FDA may at any time withdraw its product approval or take actions that would suspend marketing. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically subjects manufacturing facilities to unannounced inspections to assess compliance with cGMP. Failure to comply with applicable cGMP requirements and other conditions of product approval may lead the FDA to seek sanctions, including fines, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.
The FDA and other federal regulatory agencies also closely regulate the promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is, uses not approved by the FDA and therefore not described in the drug's labeling - because the FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers' communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. Noncompliance could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.
Orphan Drug Designation in the United States, the European Union and Other Foreign Jurisdictions
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or supplemental BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for that drug for the indication for which it has such designation, the product is entitled to an orphan exclusivity period, in which the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as where the sponsor of different version of the drug is able to demonstrate that its product is clinically superior to the approved orphan drug product. This exclusivity does not prevent a competitor from obtaining approval to market a different drug that treats the same disease or condition or the same drug to treat a different disease or condition. The FDA can revoke a product’s orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. A sponsor of a product application that has received an orphan drug designation is also granted tax incentives for clinical research undertaken to support the application. In addition, the FDA will typically coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required.
Medicinal products used to treat life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the European Union and medicinal products which, for economic reasons, would be unlikely to be developed without incentives may be granted an orphan designation in the European Union. The application for orphan designation is submitted to the EMA before an application is made for marketing authorization. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten year period, with a limited number of exceptions, neither the competent authorities of the European Union member states nor the EMA are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same orphan indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product.
Soliris has received orphan drug designation for the treatment of PNH and aHUS in the United States, the European Union, and in several other territories, and for the prevention of delayed graft function in renal transplant patients in the United States. Orphan drug designation provides certain regulatory and filing fee advantages, including market exclusivity, except in limited circumstances, for several years after approval. In 2008, asfotase alfa received orphan drug designation for the treatment of patients with hypophosphatasia in the United States and the European Union.

Breakthrough Designation in the United States

With the passage of the Food and Drug Administration Safety Act (FDASIA) of 2012, Congress created the Breakthrough Therapy designation program. FDA may grant Breakthrough Therapy status to a drug intended for the treatment of a serious condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint over existing therapies. The Breakthrough Therapy designation, which may be requested by a sponsor when filing or amending an IND, is intended to facilitate and expedite the development and FDA review of a product candidate. Specifically, the Breakthrough Therapy designation may entitle the sponsor to more frequent meetings with FDA during drug development, intensive guidance on clinical trial design, and expedited FDA review by a cross-disciplinary team comprised of senior managers. The designation does not guarantee a faster development or review time as compared to other drugs, however, nor does it assure that the drug will obtain ultimate marketing approval by the FDA. Once granted, the FDA may withdraw this designation at any time. We have received Breakthrough Therapy designations for asfotase alfa, intended to treat hypophosphatasia, and cyclic Pyranopterin Monophosphate, intended to treat Molybdenum Cofactor Deficiency Type A. Because the Breakthrough Therapy designation program is relatively new, it is difficult for us to predict the impact that these designations will have on the development and FDA review of our products.

Foreign Regulation of Drug Development and Approval
In addition to regulations in the United States, we are subject to a variety of foreign regulatory requirements governing human clinical trials, marketing approval, and postmarketing regulation for drugs. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulations. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. The approval process varies from country to country, can involve additional testing beyond that required by FDA, and may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.
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

Reimbursement
Sales of pharmaceutical products depend in significant part on the extent of coverage and reimbursement from government programs, including Medicare and Medicaid in the United States, and other third party payers. Third party payers are sensitive to the cost of drugs and are taking efforts to control those costs, including cost containment measures to control, restrict access to, or influence the purchase of drugs, biologics, and other health care products and services. Governments may regulate reimbursement, pricing, and coverage of products in order to control costs or to affect levels of use of certain products. Private health insurance plans may restrict coverage of some products, such as by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by employing utilization management controls, such as requirements for prior authorization or prior failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs such as Soliris. Consequently, Soliris may be subject to payer-driven restrictions.
Medicare is a U.S. federal government insurance program that covers individuals aged 65 years or older as well as individuals with certain disabilities. The primary Medicare programs that may affect reimbursement for Soliris are Medicare Part B, which covers physician services and outpatient care, and Medicare Part D, which provides a voluntary outpatient prescription drug benefit. Medicare Part B provides limited coverage of certain outpatient drugs and biologics that are reasonable and necessary for diagnosis or treatment of an illness or injury. Under Part B, reimbursement is based on a fixed percentage of the applicable product’s average sales price (ASP). Manufacturers calculate ASP based on a statutory formula and must report ASP information to the Centers for Medicare and Medicaid Services (CMS) on a quarterly basis. Generally, drugs and biologics are reimbursed under Part B at a certain percentage of the applicable product’s ASP. For 2013, the reimbursement rate for drugs and biologics in both the hospital outpatient department setting and the physician office setting is ASP + 6%. The rate for the physician clinic setting is set by statute, but CMS has the authority to adjust the rate for the hospital outpatient setting on an annual basis. This reimbursement rate may decrease in the future. In both settings, the amount of reimbursement is updated quarterly based on the manufacturer’s submission of new ASP information. Medicare Part D coverage is available through private plans, and the list of prescription drugs covered by Part D plans varies by plan. However, drug lists maintained by individual plans are required by statute to cover certain classes of drugs or biologics and to have at least two drugs in each unique therapeutic category or class, with certain exceptions.
Medicaid is a government insurance program for certain low-income and disabled individuals, including children. It is jointly funded by the federal and state governments and it is administered by individual states within parameters established by the federal government. Coverage and reimbursement for drugs and biologics thus varies by state. Drugs and biologics may be covered under the medical or pharmacy benefit. State Medicaid programs may impose utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics. Medicaid also includes the Drug Rebate Program, which requires manufacturers provide states rebates for products covered and reimbursed by state Medicaid programs. As a result of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), many states are expanding their Medicaid programs. The manner in which this expansion occurs may affect beneficiary access to prescription drugs and the types of utilization management controls that apply.
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
The outcome of HTA will often influence the pricing and reimbursement status for specific medicinal products within individual European Union member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product vary between the European Union member states.
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

Fraud and Abuse
Pharmaceutical companies participating in federal healthcare programs are subject to various U.S. federal and state laws, as well as foreign laws, pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Violations of U.S. federal and state fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties and exclusion from federal healthcare programs (including Medicare and Medicaid). Violations of international fraud and abuse laws could result in similar penalties, including exclusion from participation in health programs outside the U.S. Applicable U.S. statutes, include, but are not limited to, the following:

•
The federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration in exchange for or to generate business, including the purchase or prescription of a drug, that is reimbursable by a federal healthcare program such as Medicare and Medicaid.

•
The federal False Claims Act (“FCA”), which generally prohibits knowingly and willingly presenting, or causing to be presented, for payment to the federal government any claims for reimbursed drugs or services that are (1) false or fraudulent; (2) for items or services not provided as claimed; or (3) for medically unnecessary items or services. This statute permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. Government enforcement agencies and private whistleblowers have asserted liability under the FCA for claims submitted involving inadequate care, kickbacks, improper promotion of off-label uses, and misreporting of drug prices to federal agencies.

•
The federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services.

•
The federal Prohibition Against Beneficiary Inducements statute, which imposes civil monetary penalties for any offers or transfers of remuneration to any individual eligible for Medicare or Medicaid benefits that are likely to influence the individual to order or receive Medicare- or Medicaid-covered services from a particular provider, practitioner, or supplier.

•
The federal Civil Monetary Penalties law, which authorizes the imposition of substantial civil money penalties against an entity, such as a pharmaceutical manufacturer, that engages in activities including (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) offering or giving remuneration to any beneficiary of a government-payer program likely to influence the receipt of reimbursable items or services; (3) arranging for reimbursable services with an entity that is excluded from participation from a government-payer healthcare program; or (4) knowingly or willfully soliciting or receiving remuneration for a referral of a federal healthcare program beneficiary.

•
Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payers, including private insurers. Some of these state laws may be broader in scope than their federal analogues, such as state false claims laws that apply where a claim is submitted to any third-party payer, regardless of whether the payer is a private health insurer or a government healthcare program, and state laws that require pharmaceutical companies to certify compliance with the pharmaceutical industry’s voluntary compliance guidelines.

Federal and state authorities are paying increased attention to enforcement of fraud and abuse laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the law and bringing suits on behalf of the government under the FCA. These laws are broad in scope and there may not be regulations, guidance, or court decisions that definitively interpret these laws and apply them to particular industry practices. In addition, these laws and their interpretations are subject to change.

Other U.S. Healthcare Laws
PPACA contains several provisions that have or could potentially impact our business, including (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program on branded prescription drugs (from 15.6% to 23.1%) (effective January 1, 2010); (2) the extension of the Medicaid rebate to managed care organizations that dispense drugs to Medicaid beneficiaries; (3) the expansion of the 340B Public Health Service Act drug pricing program, which provides outpatient drugs at reduced rates, to include certain children’s hospitals, free standing cancer hospitals, critical access hospitals, and rural referral centers; (4) the state-based option of the expansion of Medicaid in 2014 to families with incomes up to 133% of U.S. federal poverty levels; and (5) the creation of the individual mandate pursuant to which each U.S. citizen will be required to purchase insurance effective March 31, 2014, and may do so via federally subsidized programs like the healthcare marketplaces, or the exchanges.
Additionally, the federal “sunshine” provisions, enacted in 2010 as part of PPACA, require pharmaceutical manufacturers, among others, to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures and impose penalties for failures to disclose. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
Finally, our operations may be affected by the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Although we believe that we are neither a “covered entity” nor a regulated “business associate” under HIPAA or HITECH, we cannot assure you that regulatory authorities would agree with our assessment; in addition, HIPAA and HITECH may affect our interactions with customers who are covered entities or their business associates. State laws may also govern the privacy and security of health information in some circumstances and may contain different or broader privacy protections than the federal provisions.
Other Regulations
We are also subject to the United States Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act (U.K. Bribery Act), and other anti-corruption laws and regulations pertaining to our financial relationships with government officials. The FCPA prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate to obtain or retain business or to otherwise seek favorable treatment. In many countries in which we operate or sell Soliris, the health care professionals that we interact with may deemed to be a foreign government official for purposes of the FCPA. The U.K. Bribery Act prohibits giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. Penalties under the Bribery Act include potentially unlimited fines for companies and criminal sanctions for corporate officers under certain circumstances.
Our present and future business has been and will continue to be subject to various other laws and regulations. Laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds, used in connection with our research work are or may be applicable to our activities. We cannot predict the impact of government regulation, which may result from future legislation or administrative action, on our business.
Competition
There are currently no approved drugs other than Soliris for the treatment of PNH and aHUS. However, many companies, including major pharmaceutical and chemical companies as well as specialized biotechnology companies, are engaged in activities similar to our activities. Universities, governmental agencies and other public and private research organizations also conduct research and may market commercial products on their own or through joint ventures. Some of these entities may have:

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
Several companies have either publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system or have had programs to develop complement inhibitor therapies. We believe that Soliris differs substantially from compounds of our potential competitors because Soliris has demonstrated to be safe and effective in two clinical indications by regulators in many jurisdictions around the world.

Employees
As of December 31, 2013, we had 1,774 full-time, world-wide employees, of which 759 were engaged in research, product development, manufacturing, and clinical development, 667 in sales and marketing, and 348 in administration, human resources, information technology and finance. Our U.S. employees are not represented by any collective bargaining unit, and we regard the relationships with all our employees as satisfactory.
EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company and their respective ages and positions as of February 3, 2014 are as follows:

Name	Age	Position with Alexion
Leonard Bell, M.D.	55	Chief Executive Officer, Treasurer and Director
Stephen P. Squinto, Ph.D.	57	Executive Vice President and Chief Global Operations Officer
Vikas Sinha, M.B.A., C.A., C.P.A.	50	Executive Vice President and Chief Financial Officer
David L. Hallal	47	Executive Vice President and Chief Commercial Officer
Martin Mackay	57	Executive Vice President and Global Head of Research and Development
Clare Carmichael	54	Senior Vice President and Chief Human Resources Officer
Frank J. Wright	66	Senior Vice President and President of Alexion Pharma International Sàrl
John B. Moriarty, J.D.	46	Senior Vice President and General Counsel
Saqib Islam	44	Senior Vice President and Chief Strategy and Portfolio Officer

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
Stephen P. Squinto, Ph.D. is a founder of Alexion and has served as an executive of the Company since 1992. Since May 2013, he has served as Executive Vice President and Chief Global Operations Officer. From June 2007 to May 2013, Dr. Squinto was Alexion's Executive Vice President and Head of Research and Development, and from August 2000 to June 2007 served as Executive Vice President and Head of Research. Prior to joining Alexion, Dr. Squinto held various positions at Regeneron Pharmaceuticals, Inc. and was also an Assistant Professor of Biochemistry and Molecular Biology at Louisiana State University Medical Center and an Adjunct Professor of Neuroscience at the Tulane University Medical School. Dr. Squinto’s work has led to over 70 scientific papers in the fields of gene regulation, growth factor biology and gene transfer. Dr. Squinto’s work is primarily in the fields of molecular and cellular biology. Dr. Squinto received his B.A. in Chemistry and Ph.D. in Biochemistry and Biophysics from Loyola University of Chicago.
Vikas Sinha, M.B.A., C.A., C.P.A. has been with Alexion since September 2005 and has served as Alexion's Executive Vice President and Chief Financial Officer since October 2012. From September 2005 to October 2012, Mr. Sinha was Senior Vice President and Chief Financial Officer. Prior to joining Alexion. Mr. Sinha held various positions with Bayer AG in the United States, Japan, Germany, and Canada, including Vice President and Chief Financial Officer of Bayer Pharmaceuticals Corporation, USA, Vice President and Chief Financial Officer of Bayer Yakuhin Ltd., in Japan, and Manager, Mergers and Acquisitions with Bayer AG in Germany. He also was a member of the Pharmaceutical Management Committee for North America. Prior to Bayer, Mr. Sinha held several positions of increasing responsibilities with ANZ Bank and Citibank in South Asia. Mr. Sinha holds a Masters of Business Administration from the Asian Institute of Management which included an exchange program with the University of Western Ontario (Richard Ivey School of Business). He is also a qualified Chartered Accountant from the Institute of Chartered Accountants of India and a Certified Public Accountant in the United States.
David L. Hallal has been with Alexion since June 2006 and has served as Executive Vice President and Chief Commercial Officer since October 2012. Since joining Alexion, Mr. Hallal has served in senior commercial positions, including Senior Vice President, US Commercial Operations from June 2006 until November 2008, Senior Vice President, Commercial Operations

Americas from November 2008 to May 2010, and then Senior Vice President, Global Commercial Operations from May 2010 until October 2012. Prior to joining Alexion, Mr. Hallal served as Vice President, Sales at OSI Eyetech from April 2004 until June 2006, where he led the U.S. launch of a first-in-class anti-VEGF therapy for age-related macular degeneration. Prior to OSI Eyetech, from 1992 until 2004, Mr. Hallal held various sales and marketing leadership positions at Amgen and Biogen Idec, where he was involved in multiple product launches in the areas of hematology, oncology, nephrology and immunology. Mr. Hallal received a B.A. in Psychology from the University of New Hampshire.
Martin Mackay has been Executive Vice President, Global Head of Research & Development since joining Alexion in May 2013. Prior to joining Alexion, Dr. Mackay served as President, Research and Development at AstraZeneca from June 2010 to February 2012, where he led all R&D functions worldwide, including discovery research, clinical development, regulatory affairs and key related R&D functions. From April 1995 to May 2010, he held various positions of increasing responsibility at Pfizer, including President, Head of Pfizer Pharmatherapeutics, R&D, where he oversaw all aspects of small molecule discovery and development across multiple therapeutic areas. Dr. Mackay has also worked in the CIBA organization, now Novartis, and held positions within academia. Dr. Mackay received a Microbiology First Class Honors Degree from Heriot-Watt University, Scotland, and a Ph.D. in Molecular Genetics from the University of Edinburgh, Scotland.
Clare Carmichael has been Senior Vice President and Chief Human Resources Officer since joining Alexion in August 2011. From August 2008 to March 2011, Ms. Carmichael served as Senior Vice President, Global Human Resources at Watson Pharmaceuticals, Inc., where she established and executed global HR strategies. From December 2005 to August 2008, Ms. Carmichael held various human resources positions of increasing responsibility at Schering-Plough Corporation, including Vice President of Global Human Resources at the Schering-Plough Research Institute. From December 2003 to December 2005, Ms. Carmichael was Vice President of Human Resources at Eyetech Pharmaceuticals, Inc. Prior to Eyetech, she held various positions of increasing responsibility in human resources at Pharmacia Corporation. Ms. Carmichael received a B.A. in Psychology from Rider University.
Frank J. Wright has been Senior Vice President and President of Alexion Pharma International Sàrl since joining Alexion in January 2013. From August 2011 to February 2012, Mr. Wright served as Interim President of the Clinical Trials Distribution Unit at Marken Limited, a global clinical supply chain solutions provider. Mr. Wright co-founded Aptuit LLC in 2004, a provider of integrated drug discovery and development services, and from 2004 to 2010 served as its Vice Chairman and Chief Operating Officer. From 2000 to 2004, he was an independent consultant advising pharmaceutical and biotechnology companies and private equity firms with respect to acquisitions, asset valuation and emerging markets. From 1994 to 2000, Mr. Wright held various positions of increasing responsibility at ChiRex, Inc., a NASDAQ-listed services company providing process research and development and contract manufacturing services, acquired by Rhodia Pharma in 2000, including as Co-Chief Executive Officer and Chief Operating Officer. Prior to joining ChiRex, Mr. Wright served at Glaxo for 15 years in various operational management, outsourcing and procurement positions. Mr. Wright studied Mechanical Engineering at the University of Strathclyde, Glasgow.
John B. Moriarty, J.D. has been Senior Vice President and General Counsel since joining Alexion in December 2012. From December 2010 to December 2012, Mr. Moriarty served as General Counsel and Chief Legal Officer at Elan Corporation plc, an Irish public limited company traded on the New York and Irish Stock Exchanges, and also served as a member of Elan's Executive Management team. Prior to assuming the role of General Counsel, Mr. Moriarty served as Senior Vice President of Law, Litigation and Commercial Operations at Elan from December 2008 to December 2010. From 2002 to 2008, Mr. Moriarty held various positions with Amgen, Inc., including Executive Director and Associate General Counsel, Global Commercial Operations - Amgen Oncology and Senior Counsel, Complex Litigation, Products Liability and Government Investigations. Between 1994 and 2002, Mr. Moriarty served in various capacities in private practice focused on healthcare and as a healthcare fraud prosecutor in the U.S. Attorney's Office and the Virginia Attorney General's Office. Mr. Moriarty received his J.D., cum laude, from the University of Georgia School of Law and his B.A., with distinction, from the University of Virginia.
Saqib Islam has been Senior Vice President, Chief Strategy and Portfolio Officer since joining Alexion in April 2013. Prior to joining Alexion, Mr. Islam worked for 18 years in international business management with a focus on business development, strategic decision-making and planning, and capital markets, and most recently as Managing Director, Head of Healthcare and Diversified Industrials Capital Markets at Credit Suisse Securities from November 2009 until April 2013. Prior to Credit Suisse, Mr. Islam held various positions of increasing responsibility in the investment banking divisions of Merrill Lynch and Morgan Stanley and provided strategic analysis and advice to client firms across diverse industry segments for The Boston Consulting Group. Mr. Islam received a Bachelor of Commerce from McGill University, where he was a Faculty and University Scholar, and a J.D. from Columbia Law School, where he was a Harlan Fiske Stone Scholar.

Available Information
Our internet website address is http://www.alxn.com. Through our website, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements, and all of our insider Section 16 reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Paper copies of our SEC reports are available free of charge upon request in writing to Investor Relations, Alexion Pharmaceuticals, Inc., 352 Knotter Drive, Cheshire, CT 06410. In addition, any document we file may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549, or at the SEC’s internet address at http://www.sec.gov. (This website address is not intended to function as a hyperlink, and the information contained in the SEC’s website is not intended to be a part of this filing). Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 800-SEC-0330 (800-732-0330).

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
We dedicate significant resources to the worldwide commercialization of Soliris. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for Soliris for the treatment of PNH, aHUS or any other indication, will be approved or maintained in any country where we seek marketing authorization to sell Soliris. In certain countries, we continue discussions with authorities to finalize operational, reimbursement, price approval and funding processes so that we may, upon conclusion of such discussions, commence commercial sales of Soliris for the treatment of PNH in those countries. We have had and will continue to have similar discussions with authorities to facilitate the commercialization of Soliris for the treatment of aHUS in certain countries in the European Union. Our ability to complete such processes successfully is subject to the risks and uncertainties described in this Annual Report on Form 10-K. We cannot guarantee that we will be able to obtain reimbursement for Soliris or successfully commercialize Soliris in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
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
We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other territories. For example, in March 2013, we received a Warning Letter (Warning Letter) from the FDA relating to compliance with cGMP at ARIMF. While we believe that we will successfully resolve outstanding concerns expressed by the FDA in the Warning Letter, we cannot guarantee that we will do so to the satisfaction of the FDA, EMA or other regulatory agencies and approval of the facility by any such agencies could be withdrawn as a result.
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
The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market, batch failures, or interruption of production or a product recall such as the ones we voluntarily initiated in August and November 2013. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities, such as the inspections that resulted in issuance of the Warning Letter. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.
 Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EMA, the competent authorities of the European Union member states, the MHLW or other agencies, including without limitation, failures or delays in resolving the concerns raised by the FDA in the Warning Letter, could result in:

•	a product recall;

•	a product withdrawal;

•	significant administrative and judicial sanctions, including, warning letters or untitled letters;

•	significant fines and other civil penalties;

•	suspension or withdrawal of a previously granted approval for Soliris;

•	interruption of production;

•	operating restrictions, such as a shutdown of production facilities or production lines;

•	suspension of ongoing clinical trials;

•	delays in approving or refusal to approve Soliris or a facility that manufactures Soliris;

•	seizing or detaining product;

•	injunctions; and/or

•	criminal prosecution.
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
Although we obtained regulatory approval to market and sell Soliris for PNH and aHUS in the United States, the European Union and Japan, and Soliris for PNH in other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.
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
Commercial quantities of Soliris are manufactured by Alexion at ARIMF and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we do not resolve outstanding concerns expressed by the FDA in the Warning Letter to the satisfaction of the FDA, EMA or any other regulatory agency, or we or our third-party providers, including our product vialers, packagers and labelers, fail to comply fully with applicable regulations then we may be required to initiate a recall or withdrawal of our products. We may also lose any redundancy in our manufacturing capabilities if we are no longer able to perform operations at ARIMF or any other facility. Regulatory agencies could take action that leads to product shortages. Such action may include:

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
We are authorized to sell product that is manufactured by Lonza and at ARIMF in the United States, the European Union, Japan and certain other territories. However, manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility until such time as we have received the required regulatory approval for an additional facility, if ever. We will continue to depend entirely on one facility to manufacture Soliris for commercial sale in such other territories until that time.
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
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to support uninterrupted supply, and may do so in the future.  We currently rely on two third party vialers to support our commercial requirements in the United States, three to support requirements in the European Union, and two to support requirements in Japan. No guarantee can be made that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, competent authorities of the European Union member states, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements, including $14,277 with respect to the recall initiated in November 2013. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recall, initiated by us and our affiliate in November 2013 and August 2013, respectively, due to the presence of visible particles in a limited number of vials in specific lots.
In January 2014 we agreed to acquire a vialing facility in Ireland to support global distribution of Soliris and Alexion's other clinical and commercial products. To date, we have relied entirely on third party vialers and have never operated our own vialing facility. We cannot guarantee that we will be able to successfully complete the appropriate validation processes or obtain the necessary regulatory approvals, or that we will be able to perform vialing services at this facility to support our product requirements.
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
For the year ended December 31, 2013, our largest customer accounted for 20% of our global Soliris net product sales, and our three largest customers accounted for approximately 39% of our global net product sales. As of December 31, 2013, our single largest customer accounted for 20% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
 Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the Federal government has enacted the Physician Payment Sunshine provisions, which when fully implemented requires manufacturers to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.
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
All of our product candidates except Soliris and asfotase alfa are in early stages of development, and we do not expect our early stage product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States, the European Union and Japan. Although we are preparing for a commercial launch of asfotase alfa for the treatment of hypophosphatasia, we do not know when or if asfotase alfa will be approved by the FDA, EMA or any other regulatory agency. We do not know when or if our other product candidates will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States, in the European Union and in other territories. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States, the European Union and other territories. We must obtain regulatory approval for each of our product candidates before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our product candidates will take or whether any such approvals ultimately will be granted. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. Generally, preclinical and clinical testing of product candidates can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process, this may prevent us from continuing to develop our product candidates due to excessive costs or otherwise. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

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
Even if our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients and health care payers.
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
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to support uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party vialers in a timely manner or at all, or that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from third parties, such as asfotase alfa, ALXN1102 and cPMP. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
 Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA, EMA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. For example, if future inspections by regulatory authorities of our facilities or the facilities of our third party providers identify issues, including issues similar to those raised in the Warning Letter, then manufacture of some of our product candidates and our business may be adversely affected. Further, we cannot assure you that we or our third party providers will successfully comply with all requirements and regulations. In the past we have had to write-off and incur other charges and expenses for production that failed to meet requirements and in August and November 2013 we instituted a voluntary recall due to the presence of visible particles in a limited number of vials in specific lots. Failure to comply with all requirements and regulations by third parties in the future could have a material adverse effect on our business.
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
Parts of our technology, techniques and proprietary compounds and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We previously reported that Novartis and other third parties have filed civil lawsuits against us claiming infringement of their intellectual property rights. Each of these matters has been resolved, however, additional third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. In addition to the civil actions referenced above, we have in the past received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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
It is possible that we could lose market exclusivity for a product earlier than expected, which would harm our competitive position.
In our industry, much of an innovative product’s commercial value is realized while it has market exclusivity. When market exclusivity expires and biosimilar or generic versions of the product are approved and marketed, there can be substantial decline in the innovative product’s sales.
Market exclusivity for Soliris is based upon patent rights and certain regulatory forms of exclusivity. The scope of Soliris patent rights vary from country to country and are dependent on the availability of meaningful legal remedies in each country. The failure to obtain patent and other intellectual property rights, or limitations on the use, or loss of such rights, could be material to our business. In some countries, patent protections for Soliris may not exist because certain countries did not historically offer the right to obtain specific types of patents or we did not file patents in those markets.  Also, the patent environment is unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, biosimilar or generic versions of the product can be approved and marketed.  Even prior to the expiration of regulatory exclusivity, a competitor could seek to obtain marketing approval by submitting its own clinical trial data.
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
The FDA, EC and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and EC granted orphan drug designation for aHUS. Orphan drug status entitles Soliris to market exclusivity for a total of seven years in the United States and for ten years in the European Union and Japan. However, if a competitive product that is the same as or similar to Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH or aHUS, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. Pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs and these companies may introduce products that are competitive with ours. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than Soliris or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
If we fail to satisfy our debt service obligations or obtain the capital necessary to fund our operations, we will be unable to continue the commercialization of Soliris or continue or complete our product development.
We have used our cash on hand and incurred debt under the terms of a senior secured credit facility to finance acquisitions and collaborations. In addition, we are party to definitive agreements relating to these transactions that include significant contingent payments that will become payable if and when certain development and commercial milestones are achieved. We have also entered into strategic license agreements that require us to make significant payments if and when research, development or commercial milestones are achieved. We expect to enter into similar agreements in the future. In May 2012, Alexion issued 5,000 shares of its common stock in a public offering resulting in net proceeds of approximately $462,000. We believe that revenues and collections from sales of Soliris along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least 12 months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes. We are currently selling or preparing for the commercialization of Soliris in the United States, the European Union, Japan, and several other territories, evaluating and preparing regulatory submissions for Soliris in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
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
 We are highly dependent upon the efforts of our senior management and scientific personnel, particularly Dr. Leonard Bell, M.D., our Chief Executive Officer and a member of our Board of Directors. There is intense competition in the biopharmaceutical industry for qualified scientific and technical personnel. Since our business is science-oriented and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have an employment agreement with Dr. Bell. None of our key personnel is nearing retirement age or to our knowledge, planning to retire. To our knowledge, there is no tension between any of our key personnel and the Board of Directors. If we are unable to retain and recruit highly qualified personnel, our ability to execute our business plan will be materially and adversely affected.
In particular, we highly value the services of Dr. Bell, our Chief Executive Officer. The loss of his services could materially and adversely affect our ability to achieve our objectives.
The terms of our Credit Agreement may restrict our current and future operations, including our ability to respond to changes or to take certain actions.
We and certain of our wholly-owned subsidiaries are party to a Credit Agreement with a syndicate of banks. The Credit Agreement provides for a $240,000 senior secured term loan facility and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. Our obligations under the credit facilities are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of the foreign borrowers under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries.
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
The credit facilities, and the contingent consideration payable in connection with our acquisitions and collaborations remain outstanding or available, and the degree to which we are leveraged could, among other things:

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
 We are subject to various federal, state and local environmental laws and regulations that govern our operations, including our manufacturing operations at ARIMF and in Ireland, the handling and disposal of non-hazardous and hazardous wastes, such as medical and biological wastes, and emissions and discharges into the environment, such as air, soils and water sources. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating its property or locations to which wastes were sent from its facilities, without regard to whether the owner or operator knew of, or necessarily caused, the contamination. Such obligations and liabilities, which to date have not been material, could have a material impact on our business and financial condition.
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
Our business could be affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Legal proceedings, government investigations and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.

We may have exposure to additional tax liabilities which could have a material impact on our results of operations and financial position.
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities.  Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements.  If the Internal Revenue Service, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. There are several proposals under consideration in the United States to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated foreign earnings. A significant change to U.S. tax policy, such as a change to the taxation of income earned outside the United States, could have a material and adverse effect on our business, financial condition and results of operations.
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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, British Pound and Swiss Franc. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. See also Footnote 7, Derivative Instruments and Hedging Activities, in the Consolidated Financial Statements included in this Annual Report on Form 10-K.
The credit and financial market conditions may aggravate certain risks affecting our business.
Sales of Soliris are dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for Soliris in the future, which could have a material adverse effect on our business and results of operations. For example, in July 2011, we received non-interest bearing bonds issued by the Greek government that mature in 2012 and 2013 for payment on receivables from 2008 and 2009 as part of the Greek government's plan repayment of its debt to international pharmaceutical companies. We sold the associated bonds in July 2011 and recorded expense of approximately $4,100 through December 31, 2011 related to the reduction of value of the Greek bonds and other delays impacting the book value of our accounts receivable in other countries. Soliris is approved for the treatment of patients with PNH and aHUS in the United States, the European Union and Japan and for the treatment of PNH in several other territories. If Soliris is approved in additional territories for PNH, aHUS, or for additional indications that are under clinical development, the reimbursement risks and uncertainties associated with adverse credit and financial market conditions may be exacerbated due to increases in the number of patients receiving Soliris that require reimbursement. Payment defaults by a government payer could require us to expense previously recorded revenue as uncollectible, and might cause us to end or restrict sales to patients in that country. Further, the risk of payment default by a government payer could require us to revise our revenue recognition policies in regard to that payer, causing revenue to be recorded only on a cash basis, and we may be required to end or restrict sales to patients in that country.
We continue to monitor economic conditions, including volatility associated with U.S. and international economies, associated impacts on the financial markets and our business, and the sovereign debt issues in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union deteriorated in 2011 and 2012. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of December 31, 2013.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, in March 2010, the PPACA, which substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, and fraud and abuse enforcement. While the constitutionality of key provisions of PPACA have been upheld by the Supreme Court, legislative changes remain possible. In addition, our industry may be affected by broader legislation addressing federal spending, including, for example, a sequester that took effect in March 2013 and cuts to most Medicare spending by 2%. As another example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. Further in January 2013, Alexion was informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to NICE for further review as part of its new Highly Specialised Technologies program. In July 2013, CPAG recommended a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable. In September 2013, England's National Health Service adopted the positive CPAG recommendation and commissioned Soliris for the treatment of children and adults with aHUS. Funding for patients in England is expected to be available through completion of NICE review. The NICE decision is anticipated in 2014.
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

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We conduct our primary operations at the owned and leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Dates
Cheshire, Connecticut	Corporate headquarters and executive, sales, research and development offices	254,000	2016 and 2020
Smithfield, Rhode Island	Commercial, research and development manufacturing	67,000	N/A
Lausanne, Switzerland	Regional executive and sales offices	48,000	2019
Dublin, Ireland	Global supply chain and distribution	15,800	2023

We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities. In addition to the locations above, we also lease space in other U.S. locations and foreign countries to support our operations as a global organization.
In November 2012, we entered into a new lease agreement for approximately 328,000 square feet of office and laboratory space to be constructed in New Haven, Connecticut. We amended the lease in July 2013 to expand the building and increase the leased space to a total of approximately 408,000 square feet. The construction of the facility began in June 2013 and is expected to be completed in 2015. Upon completion of the new facility, we will relocate our headquarters and Cheshire operations to New Haven.
In January 2014, we agreed to purchase a vialing facility in Athlone, Ireland.  The closing of the acquisition is expected to occur during the first quarter of 2014 upon satisfaction of agreed upon closing conditions.  Following closing and refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, such facility will become our first company-owned vialing facility for Soliris and other clinical and commercial products.

Item 3.	LEGAL PROCEEDINGS.
(amounts in thousands)
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
Our common stock is quoted on The NASDAQ Stock Market, LLC under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The NASDAQ Stock Market, LLC for the periods indicated since January 1, 2012.

Fiscal 2012	High	Low
First Quarter
(January 1, 2012 to March 31, 2012)	$95.01	$69.82
Second Quarter
(April 1, 2012 to June 30, 2012)	$99.70	$81.28
Third Quarter
(July 1, 2012 to September 30, 2012)	$116.43	$94.80
Fourth Quarter
(October 1, 2012 to December 31, 2012)	$119.54	$86.20
Fiscal 2013
First Quarter
(January 1, 2013 to March 31, 2013)	$103.20	$81.82
Second Quarter
(April 1, 2013 to June 30, 2013)	$108.13	$87.01
Third Quarter
(July 1, 2013 to September 30, 2013)	$125.65	$93.34
Fourth Quarter
(October 1, 2013 to December 31, 2013)	$133.75	$100.89

As of January 24, 2014, we had approximately 353 stockholders of record of our common stock and an estimated 131,030 beneficial owners. The closing sale price of our common stock on January 24, 2014 was $133.64 per share.
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
ISSUER PURCHASES OF EQUITY SECURITIES (amounts in thousands)
On November 8, 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. There was no common stock repurchase activity during the fourth quarter of 2013. As of December 31, 2013, the maximum dollar value of shares remaining for purchase under the program was $322,311.
EQUITY COMPENSATION PLAN INFORMATION (amounts in thousands except per share amounts)

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (2)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	8,619	$50.69	6.66	14,406
Equity compensation plans not approved by stockholders	—	$—	—	—

(1)
Reflects number of shares of common stock to be issued upon exercise of outstanding options under all our equity compensation plans, including our Amended and Restated 2004 Incentive Plan. All 14,406 shares of common stock remaining available for future issuance are available under the Amended and Restated 2004 Incentive Plan.

(2)	Does not include 1,789 restricted shares outstanding that were issued under the Amended and Restated 2004 Incentive Plan.
The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.
THE COMPANY’S STOCK PERFORMANCE
The following graph compares cumulative total return of the Company’s Common Stock with the cumulative total return of (i) the NASDAQ Stock Market-United States, and (ii) the NASDAQ Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2008 in each of the Company’s Common Stock, the stocks comprising the NASDAQ Stock Market-United States and the stocks comprising the NASDAQ Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alexion Pharmaceuticals, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
Alexion Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

CUMULATIVE TOTAL RETURN

	12/08	12/09	12/10	12/11	12/12	12/13
Alexion Pharmaceuticals, Inc.	100.00	134.90	222.58	395.14	518.04	734.37
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Biotechnology	100.00	104.67	112.89	127.04	169.50	288.38

Item 6.	SELECTED FINANCIAL DATA.
The following selected financial data is derived from, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
(amounts in thousands, except per share amounts)

Consolidated Statements of Operations Data:
	Year Ended December 31,
	2013	2012	2011	2010	2009
Net product sales	$1,551,346	$1,134,114	$783,431	$540,957	$386,800
Cost of sales:
Cost of sales	168,375	126,214	93,140	64,437	45,059
Change in contingent liability from intellectual property settlements	9,181	(53,377)	—	—	—
Total cost of sales	177,556	72,837	93,140	64,437	45,059
Operating expenses:
Research and development	317,093	222,732	137,421	98,394	81,915
Selling, general and administrative	489,720	384,678	308,176	226,766	172,767
Acquisition-related costs	5,029	22,812	13,486	722	—
Impairment of intangible assets	33,521	26,300	—	—	—
Amortization of purchased intangible assets	417	417	382	—	—
Total operating expenses	845,780	656,939	459,465	325,882	254,682
Operating income	528,010	404,338	230,826	150,638	87,059
Other expense	(1,741)	(6,772)	(1,158)	(1,627)	(3,745)
Income before income taxes	526,269	397,566	229,668	149,011	83,314
Income tax provision (benefit)	273,374	142,744	54,353	51,981	(211,852)
Net income	$252,895	$254,822	$175,315	$97,030	$295,166
Earnings per common share
Basic	$1.29	$1.34	$0.96	$0.54	$1.73
Diluted	$1.27	$1.28	$0.91	$0.52	$1.63
Shares used in computing earnings per common share
Basic	195,532	190,461	183,220	178,542	170,652
Diluted	199,712	198,501	191,806	186,074	181,164

Consolidated Balance Sheet Data:
	As of December 31,
	2013	2012	2011	2010	2009
Cash, cash equivalents and marketable securities	$1,514,851	$989,501	$540,865	$361,605	$176,220
Total assets	3,317,696	2,613,560	1,394,751	1,012,037	786,401
Long-term debt and convertible notes (current and noncurrent)	113,000	149,000	—	3,718	9,918
Contingent consideration (current and noncurrent)	142,676	141,670	18,120	—	—
Facility lease obligation	32,230	—	—	—	—
Total stockholders’ equity	2,382,079	1,970,850	1,134,492	859,736	688,356

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (amounts in thousands, except percentages and per share data)
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
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which we believe that uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in several therapeutic areas, including hematology, nephrology, transplant rejection and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH. PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
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
In addition to PNH and aHUS, we believe that Soliris may be useful in the treatment of a variety of other serious diseases and conditions resulting from uncontrolled complement activation. We are currently evaluating additional potential indications for Soliris in severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism. We are also progressing in various stages of development with additional biotechnology product candidates that target severe and life-threatening ultra-rare diseases for which we believe current treatments are either non-existent or inadequate. These therapeutics focus on metabolic and inflammatory diseases. We are also involved in the research associated with the identification and development of new therapeutics pursuant to ongoing license and collaboration agreements.
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
Revenue Recognition
Net Product Sales
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our consolidated statements of operations and do not impact net product sales.
Our customers are primarily comprised of distributors, pharmacies, hospitals, hospital buying groups, and other health care providers. In some cases, we may also sell Soliris to governments and government agencies.
Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels compared to demand, contractual terms and financial strength of distributors.
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

We have provided balances and activity in the rebates payable account for the years ended December 31, 2013, 2012 and 2011 as follows:

Rebates Payable
Balance at December 31, 2010	$4,660
Current provisions relating to sales in current year	36,045
Adjustments relating to prior years	(1,462)
Payments/credits relating to sales in current year	(15,226)
Payments/credits relating to sales in prior years	(2,271)
Balance at December 31, 2011	$21,746
Current provisions relating to sales in current year	80,131
Adjustments relating to prior years	(2,566)
Payments/credits relating to sales in current year	(22,634)
Payments/credits relating to sales in prior years	(14,343)
Balance at December 31, 2012	$62,334
Current provisions relating to sales in current year	149,247
Adjustments relating to prior years	(2,180)
Payments/credits relating to sales in current year	(29,574)
Payments/credits relating to sales in prior years	(55,530)
Balance at December 31, 2013	$124,297
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
We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. We record the effective portion of these cash flow hedges to revenue in the period in which the sale is made to an unrelated third party and the derivative contract is settled.
We evaluate the creditworthiness of customers on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is reasonably assured at the time of sale.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt issues in Europe, and the associated impacts on the financial markets and our business. For additional information related to our concentration of credit risk associated with certain international accounts receivable balances, refer to the "Liquidity and Capital Resources" section below.
Contingent liabilities
We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adjustment to our operating results.
Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
We capitalize inventory produced for commercial sale, which may include costs incurred for certain products awaiting regulatory approval. We capitalize inventory produced in preparation of product launches sufficient to support estimated initial market demand. Capitalization of such inventory begins when we have (i) obtained positive results in clinical trials that we believe are necessary to support regulatory approval, (ii) concluded that uncertainties regarding regulatory approval have been sufficiently reduced, and (iii) determined that the inventory has probable future economic benefit. In evaluating whether these conditions have been met, we consider clinical trial results for the underlying product candidate, results from meetings with regulatory authorities, and the compilation of the regulatory application. If we are aware of any material risks or contingencies outside of the standard regulatory review and approval process, or if there are any specific negative issues identified relating to the safety, efficacy, manufacturing, marketing or labeling of the product that would have a significant negative impact on its future economic benefits, the related inventory would not be capitalized.
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
We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our product is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. We also apply judgments related to the results of quality tests that we perform throughout the production process, as well as our understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. Soliris currently has a maximum estimated life of 48 months and, based on our sales forecasts, we expect to realize the carrying value of the Soliris inventory. In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on internal sales forecasts. We then compare these requirements to the expiry dates of inventory on hand. For inventories that are capitalized in preparation of product launch, we also consider the expected approval date in assessing realizability. To the extent that inventory is expected to expire prior to being sold, we will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.
Research and Development Expenses
We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations (CRO’s), clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Related contracts vary significantly in length, and may be for a fixed amount, a variable amount based on actual costs incurred, capped at a certain limit, or for a combination of these elements. Activity levels are monitored through close communication with the CRO’s and other clinical trial vendors, including detailed invoice and task completion review, analysis of expenses against budgeted amounts, analysis of work performed against approved contract budgets and payment schedules, and recognition of any changes in scope of the services to be performed. Certain CRO and significant clinical trial vendors provide an estimate of costs incurred but not invoiced at the end of each quarter for each individual trial. The estimates are reviewed and discussed with the CRO or vendor as necessary, and are included in research and development expenses for the related period. For clinical study sites, which are paid periodically on a per-subject basis to the institutions performing the clinical study, we accrue an estimated amount based on subject screening and enrollment in each quarter. The estimates may differ from the actual amount subsequently invoiced, which may result in adjustment to research and development expense several months after the related services were performed. Adjustments for prior period estimates have not had a material impact on our results of operations.
Share-Based Compensation
We have one share-based compensation plan known as the Amended and Restated 2004 Incentive Plan. Under this plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. To date, share-based compensation issued under the plan consists of incentive and non-qualified stock options, restricted stock and restricted stock units, including restricted stock units with non-market performance conditions. Stock-related awards are also outstanding under other share-based compensation plans, but we have not granted awards under these plans since 2004.
Compensation expense is recognized based on the estimated fair value of the awards on the grant date. Compensation expense reflects an estimate of the number of awards expected to vest and is recognized on a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period. Compensation expense for awards with performance conditions is recognized using the graded-vesting method.
Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. Significant assumptions include the use of historical volatility to determine the expected stock price volatility. We estimate the anticipated achievement of performance targets, including forecasting achievement of future financial targets. These estimates are revised periodically based on the probability of achieving the performance targets and adjustments are made throughout the performance period as necessary. We also estimate expected term until exercise, forfeiture or cancellation, as well as the reduction in the expense from expected forfeitures. We currently use historical exercise and cancellation patterns as our best estimate of future estimated life. Actual volatility and lives of options may be significantly different from our estimates. If factors change or we employ different assumptions, the share-based compensation expense that we record in future periods may differ materially from our prior recorded amounts.

Valuation of Goodwill, Acquired Intangible Assets and In-Process Research and Development (IPR&D)
We have recorded goodwill, acquired intangible assets and IPR&D related to our business combinations. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair values of the assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

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
Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. In 2013, we recognized an impairment charge of $3,785 associated with a purchased technology asset acquired in connection with the Taligen acquisition.
Intangible assets related to IPR&D are treated as indefinite-lived intangible assets and are not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. In 2013 and 2012, we recognized impairment charges of $29,736 and $26,300, respectively, associated with early stage indefinite-lived intangible assets acquired in connection with the purchase of Taligen. As of December 31, 2013, the remaining carrying value of our IPR&D was not impaired.

If projects are not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of the acquired intangible assets, including IPR&D, may become impaired if the underlying projects do not progress as we initially estimated. We believe that the assumptions used in developing our estimates of intangible asset values were reasonable at the time of the respective acquisitions. However, the underlying assumptions used to estimate expected project sales, development costs, profitability, or the events associated with such projects, such as clinical results, may not occur as we estimated at the acquisition date.
Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized and operate as a single reporting unit and therefore the goodwill impairment test is performed using our overall market value, as determined by our traded share price, compared to our book value of net assets. We completed our annual impairment test as of December 31, 2013 and determined the carrying value of goodwill was not impaired.
Valuation of Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We determine the fair value of the contingent consideration based primarily on the following factors:

•timing and probability of success of clinical events or regulatory approvals;

•	timing and probability of success of meeting commercial milestones, such as estimated future sales levels of a specific compound; and
•discount rates.
Our contingent consideration liabilities arose in connection with our business combinations. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the discount rates due to the passage of time, changes in our estimates of the likelihood or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval.
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

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued an update to clarify the scope of disclosures for offsetting assets and liabilities. The standard is effective for interim and annual periods beginning on or after January 1, 2013 and requires disclosure for all comparative periods. We adopted the provisions of this guidance, including the additional disclosure noted above, in 2013.
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance, including the additional disclosure noted above, in 2013.
Results of Operations
The following table sets forth consolidated statements of operations data for the periods indicated. This information has been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011
Net product sales	$1,551,346	$1,134,114	$783,431
Cost of sales:
Cost of sales	168,375	126,214	93,140
Change in contingent liability from intellectual property settlements	9,181	(53,377)	—
Total cost of sales	177,556	72,837	93,140
Operating expenses:
Research and development	317,093	222,732	137,421
Selling, general and administrative	489,720	384,678	308,176
Acquisition-related costs	5,029	22,812	13,486
Impairment of intangible assets	33,521	26,300	—
Amortization of purchased intangible assets	417	417	382
Total operating expenses	845,780	656,939	459,465
Operating income	528,010	404,338	230,826
Interest and other expense	(1,741)	(6,772)	(1,158)
Income before income taxes	526,269	397,566	229,668
Income tax provision	273,374	142,744	54,353
Net income	$252,895	$254,822	$175,315
Earnings per common share:
Basic	$1.29	$1.34	$0.96
Diluted	$1.27	$1.28	$0.91

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Net Product Sales
Net product sales by significant geographic region are as follows:

	Year Ended December 31,
	2013	2012	% Variance
Net product sales:
United States	$561,405	$400,483	40%
Europe	514,987	418,321	23%
Asia Pacific (primarily Japan)	203,538	161,480	26%
Other	271,416	153,830	76%
	$1,551,346	$1,134,114	37%

The increase in revenue for fiscal year 2013 versus 2012 was primarily due to an increased volume of unit shipments, partially offset by a negative impact of price and foreign exchange.
The increase in revenue of 37% for the year ended December 31, 2013 was due to an increase in unit volumes of 40%, offset by a negative price impact of 2%, and a negative impact on foreign exchange of 1%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients. The negative price impact of 2% for the year ended December 31, 2013 was primarily due to increased rebates in certain countries in Europe, offset by a price increase in the United States.
The negative impact on foreign exchange of $15,876, or 1%, for the year ended December 31, 2013 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the year ended December 31, 2012. The negative impact was primarily due to the weakening of the Japanese Yen. We recorded a gain in revenue of $20,569 and $12,869 related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2013 and 2012, respectively.
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
Exclusive of the changes in estimates of contingent liabilities for the settlements noted above, cost of sales were $168,375 and $126,214, or 11% of product revenue, for the years ended December 31, 2013 and 2012, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris. Included in cost of sales for the year ended December 31, 2013, was $14,277 or 1% of product sales related to the expected disposal of inventory in 2014 associated with our voluntary recall announced in November 2013. Offsetting this increase in cost of sales was a decrease in our ongoing royalty expense as a result of the settlement and non-exclusive license agreement we entered into in October 2012.
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
The following table provides information regarding research and development expenses:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Variance	% Variance
Clinical development	$72,281	$46,711	$25,570	55%
Product development	62,832	57,028	5,804	10%
Discovery research	20,046	8,271	11,775	142%
Total external direct expenses	155,159	112,010	43,149	39%
Payroll and benefits	144,034	95,609	48,425	51%
Operating and occupancy	7,765	7,958	(193)	(2)%
Depreciation and amortization	10,135	7,155	2,980	42%
Total other R&D expenses	161,934	110,722	51,212	46%
Research and development expense	$317,093	$222,732	$94,361	42%

During the year ended December 31, 2013, we incurred research and development expenses of $317,093, an increase of $94,361, or 42% versus the $222,732 incurred during the year ended December 31, 2012. The increase was primarily related to the following:

•	Increase of $25,570 in external clinical development expenses related primarily to an expansion of studies for eculizumab, asfotase alfa and cPMP programs (see table below).

•
Increase of $5,804 in external product development expenses related primarily to costs associated with the preparation of regulatory filings for asfotase alfa and an increase in manufacturing costs related to our other product development programs, offset by a decrease in costs associated with the production of asfotase alfa for clinical studies.

•	Increase of $11,775 in discovery research expenses primarily related to upfront payments of $14,500 on the license agreements entered into in 2013.

•	Increase of $48,425 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, "Business", for a description of each of these programs:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Accumulated Expenditures (Non-Approved Products)
External direct expenses
Eculizumab	$44,577	$35,732	(a)
Asfotase alfa	13,677	4,800	$18,477
cPMP	6,408	2,144	8,552
Other programs	5,546	3,396	13,090
Unallocated	2,073	639	12,595
	$72,281	$46,711	$52,714

(a) From 1992 through 2006, substantially all research and development expenses were related to two products, eculizumab and pexelizumab. We obtained approval in the U.S. for eculizumab for PNH in 2007 and for aHUS in 2010, and we ceased development of pexelizumab in 2006.

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
We expect our research and development expenses to increase in 2014 due to clinical development and manufacturing costs related to our expanding development programs. For additional information on these programs, please refer to “Product and Development Programs” in Item I "Business" of this Annual Report on Form 10-K.
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
The table below provides information regarding selling, general and administrative expense:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Variance
Salary, benefits and other labor expense	$292,881	$223,053	$69,828
External selling, general and administrative expense	196,839	161,625	35,214
Total selling, general and administrative expense	$489,720	$384,678	$105,042
During the year ended December 31, 2013, we incurred selling, general and administrative expenses of $489,720, an increase of $105,042, or 27%, versus the $384,678 incurred during the year ended December 31, 2012. The increase was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $69,828. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $51,700 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $18,100 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $35,214. This increase was primarily due to an increase in legal costs associated with the Novartis litigation, an increase in consulting fees related to our global supply chain expansion in Ireland, an increase in marketing costs to support the continued growth in global sales, as well as an increase in general administrative expenses due to infrastructure growth.

We expect our selling, general and administrative expenses to increase, at a lower rate than our revenue, in 2014, reflecting our continued growth as a commercial organization throughout the world.
Acquisition-related Costs
For the years ended December 31, 2013 and 2012, acquisition-related costs associated with our business combinations included the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Separately-identifiable employee costs	$248	$3,669
Professional fees	775	12,593
Changes in fair value of contingent consideration	4,006	6,550
	$5,029	$22,812

The following table provides information for acquisition-related costs for each business combination:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Enobia Pharma Corp.	$9,625	$23,673
Taligen Therapeutics, Inc.	(5,777)	(2,948)
Orphatec Pharmaceuticals GmbH	1,181	2,087
	$5,029	$22,812

Included in the acquisition-related costs for Taligen for the year ended December 31, 2013 and 2012 is a gain of $5,973 and $4,331, respectively, related to the decrease in the fair value of the contingent consideration related to this acquisition.  The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to a reassessment of scientific findings.
Impairment of Intangible Asset
During the fourth quarter of 2013, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review as part of our annual impairment testing and based our evaluation on preliminary scientific findings of a Phase I clinical trial which led us to reassess the development of this acquired asset. Based on these factors, the estimated value that can be obtained from a market participant in an arm's length transaction of $3,464 was lower than the carrying amount. We also reviewed for impairment the value of purchased technology associated with the Taligen acquisition and determined the estimated fair value to be de minimis. As a result, in the fourth quarter 2013, we recognized an impairment charge of $33,521 to write-down these assets to fair value.
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

Other Income and Expense
The following table provides information regarding other income and expense:

	Year Ended December 31, 2013	Year Ended December 31, 2012	$ Variance
Investment income	$3,346	$1,838	$1,508
Interest expense	(4,112)	(7,402)	3,290
Foreign currency loss	(975)	(1,208)	233
Total other income (expense)	$(1,741)	$(6,772)	$5,031
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. During the year ended December 31, 2013, investment income increased $1,508, or 82% to $3,346.
We incur interest on our term notes and revolving credit facility. During the year ended December 31, 2013, interest expense decreased $3,290, to $4,112 due to a decrease in amounts outstanding under our credit facility.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $975 and $1,208 for the years ended December 31, 2013 and December 31, 2012, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the year ended December 31, 2013, we recorded an income tax provision of $273,374 and an effective tax rate of 51.9%, compared to an income tax provision of $142,744 and an effective tax rate of 35.9% for the year ended December 31, 2012.
The income tax provision for 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations and the tax expense resulting from the centralization of our global supply chain and technical operations in Ireland undertaken in the fourth quarter of 2013 in the amount of approximately $95,800. We were also impacted by a tax benefit of $2,719 attributable to the 2012 U.S. Federal tax credit for research and experimentation due to retroactive extension of this credit signed into law in January 2013.
The tax provision for 2012 is principally attributable to the U.S. federal, state, and foreign income taxes in our profitable operations, as well as the tax expense of $21,812 associated with the structuring of the Enobia business.
We were granted an incentive tax holiday in the Canton of Vaud in Switzerland effective January 1, 2010. This tax holiday will exempt us from most local corporate income taxes in Switzerland through the end of 2014 and is renewable for an additional 5 years with final expiration in 2019. The impact of this tax holiday decreased foreign tax expense by $4,351 in 2013 and $3,173 in 2012.
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

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
Net Product Sales
Net product sales by significant geographic region are as follows:

	Year Ended December 31,
Net product sales:	2012	2011	% Variance
United States	$400,483	$263,387	52%
Europe	418,321	340,812	23%
Asia Pacific (primarily Japan)	161,480	115,377	40%
Other	153,830	63,855	141%
	$1,134,114	$783,431	45%

The increase in revenue for fiscal year 2012 versus 2011 was primarily due to an increased volume of unit shipments, partially offset by a negative impact of price and foreign exchange. We also recognized $3,300 related to an agreement reached with a payer in the second quarter of 2012 related to product shipped during 2011.
The increase in revenue of 45% for the year ended December 31, 2012 was due to an increase in unit volumes of 49%, offset by a negative price impact of 3%, and a negative impact on foreign exchange of 2%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients, as well as reimbursement and price approvals in additional territories and reimbursement for aHUS in the United States. The negative price impact of 3% for the year ended December 31, 2012 was primarily due to increased rebates in certain countries in Europe, offset by a price increase in the United States.
The negative impact on foreign exchange of $14,629, or 2%, for the year ended December 31, 2012 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the year ended December 31, 2011. The negative impact was primarily due to the Euro, offset by a positive impact of the Japanese Yen. We recorded a gain (loss) in revenue of $12,869 and $(6,558) related to our foreign currency cash flow hedging program, which is included in revenue from outside the United States, for the years ended December 31, 2012 and 2011, respectively.
Cost of Sales
Exclusive of the change in estimate of contingent liability noted above of $53,377, cost of sales was $126,214 and $93,140, or 11% and 12% of product revenue, respectively, for the years ended December 31, 2012 and 2011. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
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

During the year ended December 31, 2012, we incurred research and development expenses of $222,732, an increase of $85,311, or 62%, versus the $137,421 incurred during the year ended December 31, 2011. The increase was primarily related to the following:

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

The following table summarizes external direct expenses related to our clinical development programs. Please refer to Item 1, "Business", for a description of each of these programs:

	Year Ended December 31, 2012	Year Ended December 31, 2011
External direct expenses
Eculizumab	$35,732	$31,630
Asfotase alfa	4,800	—
cPMP	2,144	—
Other programs	3,396	1,044
Unallocated	639	743
	$46,711	$33,417
Selling, General and Administrative Expense
The table below provides information regarding selling, general and administrative expense:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Variance
Salary, benefits and other labor expense	$223,053	$185,018	$38,035
External selling, general and administrative expense	161,625	123,158	38,467
Total selling, general and administrative expense	$384,678	$308,176	$76,502

During the year ended December 31, 2012, we incurred selling, general and administrative expenses of $384,678, an increase of $76,502, or 25%, versus the $308,176 incurred during the year ended December 31, 2011. The increase was primarily related to the following:

•
Increase in salaries, benefits and other labor expenses of $38,035. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $25,400 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $12,600 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $38,467. This increase was primarily due to costs associated with marketing and professional services of $18,400, increased distribution costs of $3,000, increased charitable contributions of $4,800, increased occupancy costs of $4,300 due to expansion of current facilities in the United States and Switzerland and new facilities associated with the acquisition of Enobia, and an increase of $7,000 in other administrative costs incurred in connection with our infrastructure growth..

Acquisition-related Costs
For the years ended December 31, 2012 and 2011, acquisition-related costs associated with our business combinations included the following:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Separately-identifiable employee costs	$3,669	$6,597
Professional fees	12,593	5,489
Changes in fair value of contingent consideration	6,550	1,400
	$22,812	$13,486

The following table provides information for acquisition-related costs for each business combination:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Enobia Pharma Corp.	$23,673	$2,039
Taligen Therapeutics, Inc.	(2,948)	10,375
Orphatec Pharmaceuticals GmbH	2,087	1,072
	$22,812	$13,486

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
Other Income and Expense
The following table provides information regarding other income and expense:

	Year Ended December 31, 2012	Year Ended December 31, 2011	$ Variance
Investment income	$1,838	$1,911	$(73)
Interest expense	(7,402)	(788)	(6,614)
Foreign currency loss	(1,208)	(2,281)	1,073
Total other income (expense)	$(6,772)	$(1,158)	$(5,614)
We recognize investment income primarily from our portfolio of cash equivalents. During the year ended December 31, 2012, investment income decreased $73, or 4%, to $1,838.
During the year ended December 31, 2012, interest expense increased $6,614 to $7,402 due to interest on borrowings under our credit facility used in the acquisition of Enobia in February 2012.
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
The income tax provision for 2012 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations, as well as the tax expense of $21,812 associated with the structuring of the Enobia business. The tax provision for 2011 is principally attributable to the U.S. federal, state, and foreign income taxes in our profitable operations. In September

2011, we completed our assessment of the impact the election to claim federal foreign tax credits and the federal orphan drug credits would have on our historical tax returns.  Based on this assessment, we elected to claim both the foreign tax credit for the tax year ended December 31, 2010 and orphan drug credit for the tax years ended December 31, 2010 and 2009. The net federal income tax benefit recorded during 2011 as a result of the election to claim the federal foreign tax credit for 2010 and the federal orphan drug credit for 2010 and 2009 was approximately $15,400.
Liquidity and Capital Resources (amounts in thousands)
The following table summarizes the components of our financial condition as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012	$ Variance
Cash and cash equivalents	$529,857	$989,501	$(459,644)
Marketable securities	984,994	—	984,994
Long-term debt (includes current portion)	113,000	149,000	(36,000)

Current assets	$2,186,857	$1,495,600	$691,257
Current liabilities	582,429	360,089	222,340
Working capital	$1,604,428	$1,135,511	$468,917

The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities and the repurchase of common stock, offset by cash generated from operations, proceeds from the maturity or sale of available-for-sale securities, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options. During the second quarter of 2013, we began investing excess cash in high-quality marketable securities which are intended for use in meeting our ongoing liquidity needs.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At December 31, 2013, two individual customers accounted for 20% and 10% of the accounts receivable balance. At December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance. For the year ended December 31, 2013, one customer accounted for 20% of our product sales. For the year ended December 31, 2012, two customers accounted for 21% and 12% of our product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt issues in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt issue in Greece is limited, as we do not have a material amount of accounts receivable in Greece.

As of December 31, 2013 and 2012, our gross accounts receivable in Italy and Spain totaled approximately $78,072 and $82,200, respectively. As of December 31, 2013 and 2012, approximately $17,318 and $21,100, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $1,493 and $2,000, respectively, related to these gross receivables. As of December 31, 2013 and 2012, we recorded $8,052 and $21,334 of accounts receivable in Spain within other non-current assets, which approximates the amount of the receivables that we estimate with collection periods beyond one year.
During the years ended December 31, 2013 and 2012, we recorded income (expense) of approximately $944 and $(1,100), respectively, related to recoveries of past due amounts from these countries or the expectation of delayed payment. Our net accounts receivable from these countries as of December 31, 2013 and 2012 are summarized as follows:

	Total Accounts Receivable, Net		Accounts Receivable, Net > one year
	2013	2012	2013	2012
Italy	$28,510	$35,758	$2,660	$7,197
Spain	$48,069	$44,465	$13,165	$12,873
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2013, we have foreign exchange forward contracts with notional amounts totaling $1,222,464. These outstanding foreign exchange forward contracts had a net fair value of $(3,438), of which an unrealized gain of $31,654 is included in other assets, offset by an unrealized loss of $35,092 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At December 31, 2013, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, marketable securities and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $876,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $561,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. During the next 12 months, we expect to make milestone payments totaling approximately $40,000. We do not expect these amounts to have an impact on our liquidity in the near-term.  As future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Leases
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of December 31, 2013, our construction-in-process asset associated with the new facility and the offsetting lease obligation totaled $32,230.
License Agreements
In January 2013, we entered into a license agreement for a technology which provides an exclusive research license and an option for an exclusive commercial license for specific targets and products to be developed. Due to the early stage of this asset, we recorded expense for an upfront payment of $3,000 during the first quarter of 2013. We will also be required to pay annual maintenance fees during the term of the arrangement. In addition, for each target up to a maximum of six targets we develop, we could be required to pay up to an additional $70,500 in license fees, development and sales milestones as the specific milestones are met over time.
In July 2013, we entered into a license and collaboration agreement with Ensemble Therapeutics Corporation for the identification, development and commercialization of therapeutic candidates based on specific drug targets.  Due to the early stage of these assets, we recorded expense for an upfront payment of $11,500 during the third quarter of 2013. We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.
In January 2014, we entered into an agreement with Moderna Therapeutics, Inc. (Moderna) that provides the option to purchase drug products for clinical development and commercialization of Moderna's messenger RNA (mRNA) therapeutics to treat rare diseases. Due to the early stage of these assets, we recorded expense for an upfront payment of $100,000 in 2014.  We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of ten targets, would could be required to make an option exercise payment of $15,000 and to pay up to an additional $120,000 with respect to a rare disease product and $400,000 with respect to a non-rare disease product in development and sales milestones if the specific milestones are met over time as well as royalties on commercial sales.  In addition to the option agreement, we purchased $25,000 of preferred equity of Moderna LLC, Moderna's parent company.
Long-term Debt
In February 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of December 31, 2013, we had $113,000 outstanding on the term loan. As of December 31, 2013, we had open letters of credit of $17,134, and our borrowing availability under the revolving facility was $182,866 at December 31, 2013. We expect that cash generated from operations will be sufficient to meet debt service obligations.
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
Taxes
We do not record U.S. tax expense on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries as these earnings are intended to be permanently reinvested offshore. During the fourth quarter of 2013, in connection with the centralization of our global supply chain and technical operations in Ireland, our U.S. parent company became a direct partner in a foreign partnership subsidiary. To the extent that our U.S. parent company receives its allocation of partnership taxable income, the amounts will be taxable in the U.S. and therefore the permanent reinvestment assertion will no longer apply. The recognition of deferred tax liabilities associated with the aforementioned partnership resulted in tax expense of approximately $95,800 during the fourth quarter of 2013. We also distributed the majority of earnings and profits of our non-U.S. subsidiaries via a dividend in the amount of $152,000 during the fourth quarter of 2013. This resulted in repatriation of a significant portion of our unremitted earnings at December 31, 2013.
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At December 31, 2013, approximately $190,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. In connection with the acquisition of Enobia, certain of our foreign subsidiaries have bank debt which remains outstanding at December 31, 2013. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay the bank debt, as well as any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
At December 31, 2013, we have pre-tax federal and state net operating loss carryforwards of $8,809, and $33,969, respectively. These NOL’s expire between 2021 and 2032. We also have federal and state income tax credit carryforwards of $184,919 and $6,194, respectively. These income tax credits expire between 2014 and 2033. As we have exhausted much of our U.S. federal net operating loss and credit carryforwards, we anticipate that we will have a U.S. federal income tax liability within the next twelve months. We continue to pay cash taxes in various U.S. states and in foreign jurisdictions where we have operations and have utilized all of our net operating losses.
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
Under the program, we repurchased 758 and 130 shares of our common stock at a cost of $66,136 and $11,553 during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, there is a total of $322,311 remaining for repurchases under the program.
Cash Flows
 The following summarizes our net change in cash and cash equivalents:

	Year Ended December 31,
	2013	2012	$ Variance
Net cash provided by operating activities	$497,349	$410,613	$86,736
Net cash used in investing activities	(1,027,141)	(627,585)	(399,556)
Net cash provided by financing activities	71,639	666,376	(594,737)
Effect of exchange rate changes on cash	(1,491)	(768)	(723)
Net change in cash and cash equivalents	$(459,644)	$448,636	$(908,280)

The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities and the repurchase of common stock, offset by cash generated from operations, proceeds from the maturity or sale of available-for-sale securities, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options.

Operating Activities
The components of cash flows from operating activities, as reported in our Consolidated Statements of Cash Flows, are as follows:

•	Our reported net income was $252,895 and $254,822 for the years ended December 31, 2013 and 2012, respectively.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, deferred taxes, unrealized foreign currency gains and losses, and unrealized gains and losses on forward contracts, and were $240,529 and $177,072 for the years ended December 31, 2013 and 2012, respectively.

•
Net cash outflow due to changes in operating assets and liabilities was $3,925 and $21,281 for the years ended December 31, 2013 and 2012, respectively. The $3,925 change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $116,439 due to the increased number of patients treated with Soliris globally.

•	Increase of $39,879 in prepaid expenses and other assets primarily related to prepaid taxes, prepaid manufacturing costs and interest receivable on investments.

•	Increase of $136,641 in accounts payable, accrued expenses and other liabilities primarily related to increases in accruals for income taxes, rebates, royalties and compensation.

•	Increase in deferred revenue of $23,476 due to increased shipments in advance of recognizing revenue.
In 2014, we expect increases in cash flow from operations which will be highly dependent on sales levels, and the related cash collections from Soliris.
Investing Activities
The components of cash flows from investing activities primarily consisted of the following:

•
Purchases of available-for-sale marketable securities of $1,048,429 for the year ended December 31, 2013, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $60,917 during the same period.

•	Additions to property, plant and equipment of $29,329 and $21,846 for the years ended December 31, 2013 and 2012, respectively.

•	Payment of $605,735 for the year ended December 31, 2012 related to the acquisition of Enobia in the first quarter of 2012.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $71,281 and $66,438 for the years ended December 31, 2013 and 2012, respectively. Net cash flows from financing activities for the years ended December 31, 2013 and 2012 also include $105,714 and $7,228, respectively, of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits. In addition, during 2012, we recognized proceeds of $462,212 in connection with the sale of 5,000 shares of our common stock.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During the year ended December 31, 2012, we repaid the revolving facility in full and made payments of $91,000 against the term loan facility. During the year ended December 31, 2013, we made payments of $36,000 against the term loan facility and the facility had $113,000 remaining outstanding as of December 31, 2013.
During the years ended December 31, 2013 and 2012, we repurchased $66,136 and $11,553 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of December 31, 2013, $322,311 remains available for repurchases under the program.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include potential milestone payments and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$113,000	$5,000	$96,000	$12,000	$—
Interest expense (1)	3,507	1,598	1,867	42	—
Pension obligations	18,187	2,140	3,870	3,871	8,306
Operating leases (2)	62,636	17,641	24,335	14,498	6,162
Total contractual obligations	$197,330	$26,379	$126,072	$30,411	$14,468
Commercial commitments:
Clinical and manufacturing development	$146,931	$71,555	$35,616	$32,368	$7,392
Licenses (3)	10,786	1,963	2,925	3,825	2,073
Total commercial commitments	$157,717	$73,518	$38,541	$36,193	$9,465

(1) Interest on variable rate debt calculated based on interest rates at December 31, 2013.
(2) Operating lease commitments do not include potential lease termination fees associated with an early exit from our Cheshire facilities or contractual payments associated with our New Haven facility lease as the precise timing of these payments is not certain and is contingent on construction of the facility over the next several years. Lease payments related to the New Haven lease will commence six months following the landlord's substantial completion of the building and will continue for a minimum of 12 years. Monthly lease payments will range from $971 to $1,108 and total contractual commitments during the minimum lease term are approximately $149,529. Termination fees associated with our current facilities total approximately $3,800.

(3) License commitments do not include the $100,000 upfront payment associated with the license agreement we entered into with Moderna in January 2014.
The contractual obligations table above does not include contingent royalties and other contingent contractual payments we may owe to third parties in the future because such payments are contingent on future sales of our products and the existence and scope of third party intellectual property rights and other factors described in Item 1A "Risk Factors" and Note 10 "Commitments and Contingencies" of the Consolidated Financial Statements included in the Annual Report on Form 10-K.
The table above also does not include a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $46,389 at December 31, 2013. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2013. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
We also did not include contingent payments related to business acquisitions completed in prior years, as the timing of payment for these amounts was not reasonably estimable at December 31, 2013. Contingent payments associated with these business combinations total up to $876,000 which will become payable if and when certain development and commercial milestones are achieved. During the next 12 months, we expect to make milestone payments totaling approximately $40,000.

Credit Facilities
On February 7, 2012, we entered into a Credit Agreement with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 beginning on June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017.
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
Operating Leases
Our operating leases are principally for facilities and equipment. We currently lease office and laboratory space at our headquarters and research and development facility in Cheshire, Connecticut, as well as office space at our regional executive and sales offices in Lausanne, Switzerland. We also lease space at our global supply chain and distribution headquarters in Dublin, Ireland. In addition to the locations above, we also lease space in other U.S. states and foreign countries to support our operations as a global organization.
We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities.
In November 2012, we entered into a new operating lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The construction of the facility began in June 2013 and is expected to be completed in 2015. The term of the new lease will commence upon the landlord's substantial completion of the building and will expire 12 years later, with a minimum renewal option of 7 years and a maximum renewal option of 20 years, provided that we expand our lease to include all rentable space in the building. The lease provides for monthly payments, ranging from $971 to $1,108, over the term of the lease. Upon completion of the New Haven facility, we will relocate our headquarters and Cheshire operations to New Haven.
In November 2012, in connection with the planned construction of facilities in New Haven, Connecticut, we also entered into an agreement with the State of Connecticut Department of Economic and Community Development which provides for a forgivable loan and grants totaling $26,000 and tax credits of up to $25,000. The program requires that we meet certain criteria in order to prevent forfeiture or repayment of the loan, grants and credits, which include (i) maintaining corporate headquarters in Connecticut for the next 10 years; and (ii) achieving and maintaining up to 668 full-time employment positions in the State of Connecticut over the next 6 years. It is unlikely that we will be able to realize the full value of the available tax credits, and we are currently exploring alternatives for the disposition of these credits. As of December 31, 2013, we have not received any grant funds or tax credits associated with our agreement with the State of Connecticut.
Commercial Commitments
Our commercial commitments consist of research and development, license, operational, clinical development, and manufacturing cost commitments, along with anticipated supporting arrangements, subject to certain limitations and cancellation clauses. The timing and level of our commercial scale manufacturing costs, which may or may not be realized, are contingent upon the progress of our clinical development programs and our commercialization plans. Our commercial commitments are represented principally by our supply agreement with Lonza described above.

Additional Commercial Commitments
Additional payments related to our commercial commitments, such as licenses, aggregating to approximately $4,000, would be required if specified development and commercial milestones are achieved. These amounts are not included in the above table.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except percentages)
Interest Rate Risk
As of December 31, 2013, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we invest in, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(11,376) and $6,459, respectively.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. As of December 31, 2013, we had approximately $113,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $1,130.
Foreign Exchange Market Risk
As a result of our foreign operations, we have exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc and British Pound against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have operations based in Switzerland, and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.
We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 30 days and 2) hedge a portion of our forecasted product sales, including intercompany sales, using contracts with durations of up to 36 months. The objectives of this program are to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the impact of fluctuations in foreign currency rates.
As of December 31, 2013 and 2012, we held foreign exchange forward contracts with notional amounts totaling $1,222,464 and $964,189, respectively. As of December 31, 2013 and 2012, our outstanding foreign exchange forward contracts had a net fair value of $(3,438) and $17,180, respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted intercompany revenues.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at December 31, 2013, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $109,000 at December 31, 2013. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by an increase in the value of the underlying monetary assets and liabilities.

Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt issues in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt issue in Greece is limited, as we do not have a material amount of accounts receivable in Greece. We have provided detail on amounts outstanding in Italy and Spain in the "Liquidity and Capital Resources" section in Item 7 above.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

Item 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act,) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
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
Management utilized the criteria set forth in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on the assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Certificate of Incorporation, as amended.(4)

3.2	Certificate of Amendment of the Certificate of Incorporation.(5)

3.3	Bylaws, as amended.(6)

4.1	Specimen Common Stock Certificate.(7)

4.2	Rights Agreement between Alexion and Continental Stock Transfer & Trust Company, Rights Agent, dated as of February 14, 1997.(8)

4.3	Amendment No. 1 to Rights Agreement, dated as of September 18, 2000, between Alexion and Continental Stock Transfer and Trust Company.(9)

4.4	Amendment No. 2 to Rights Agreement, dated as of December 12, 2001, between Alexion and Continental Stock Transfer and Trust Company, which includes as Exhibit B the form of Right Certificate.(10)

4.5	Amendment No. 3 to Rights Agreement, dated as of November 16, 2004, between Alexion and Continental Stock Transfer and Trust Company.(11)

4.6	Amendment No. 4 to Rights Agreement, dated February 23, 2007, between Alexion and Continental Stock Transfer and Trust Company.(12)

10.1	Employment Agreement, dated as of February 14, 2006, between Alexion and Dr. Leonard Bell.(13)**

10.2	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Dr. Leonard Bell.(14)**

10.3	Employment Agreement, dated as of February 14, 2006, between Alexion and Dr. Stephen P. Squinto.(13)**

10.4	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Dr. Stephen P. Squinto.(14)**

10.5	Employment Agreement, dated as of February 14, 2006, between Alexion and Vikas Sinha.(13)**

10.6	Amendment No. 1 to the Employment Agreement, dated as of December 23, 2009, between Alexion and Vikas Sinha.(14)**

10.7	Form of Employment Agreement (Senior Vice Presidents).(13)**

10.8	Form of Amendment No. 1 to Employment Agreements (Senior Vice Presidents). (14)**

10.9	Form of Indemnification Agreement for Officers and Directors. (15)

10.10	Agreement of Lease, dated May 9, 2000, between Alexion and WE Knotter L.L.C.(16)+

10.11	Lease, dated November 15, 2012, between Alexion and WE Route 34, LLC.(17)

10.12	Alexion’s 2000 Stock Option Plan, as amended.(18)**

10.13	Alexion’s 1992 Outside Directors Stock Option Plan, as amended.(19)**

10.14	Alexion’s Amended and Restated 2004 Incentive Plan.**

10.15	License Agreement dated March 27, 1996 between Alexion and Medical Research Council.(20)+

10.16	Large-Scale Product Supply Agreement, dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, as amended.(21)+

10.17	Amendment No. 13 to the Large-Scale Product Supply Agreement dated December 18, 2002, between Alexion Pharma International Sarl and Lonza Sales AG, dated June 8, 2007.(22)+

10.18	Form of Stock Option Agreement for Directors.(23)**

10.19	Form of Stock Option Agreement for Executive Officers (Form A).(24)**

10.20	Form of Stock Option Agreement for Executive Officers (Form B).(24)**
10.21	Form of Restricted Stock Award Agreement for Executive Officers (Form A).(25)**

10.22	Form of Stock Option Agreement (Incentive Stock Options).(22)

10.23	Form of Stock Option Agreement (Nonqualified Stock Options).(22)

10.24	Form of Restricted Stock Award Agreement.(22)

10.25	Form of Restricted Stock Unit Award Agreement.(26)

10.26	Form of Stock Option Agreement for Participants in France.(22)**

10.27	Form of Restricted Stock Unit Agreement for Participants in France.(22)**

10.28
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text.

_____________________

(1)	Incorporated by reference to our Report on Form 8-K, filed on February 3, 2011.

(2)	Incorporated by reference to our Report on Form 8-K, filed on January 4, 2012.

(3)	Incorporated by reference to our Report on Form 8-K, filed on February 7, 2012.

(4)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(6)	Incorporated by reference to our Report on Form 10-Q, filed on October 25, 2013.

(7)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).

(8)	Incorporated by reference to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 21, 1997.

(9)	Incorporated by reference to Amendment No. 1 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on October 6, 2000.

(10)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on February 12, 2002.

(11)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form 8-A (Reg. No. 000-27756), filed on November 17, 2004.

(12)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to our Report on Form 8-K filed on February 16, 2006.

(14)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(15)	Incorporated by reference to our Report on Form 8-K, filed on September 17, 2010.
(16)    Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.
(17)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(18)    Incorporated by reference to our quarterly report on Form 10-Q for the quarter ended January 31, 2004.
(19)    Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.(20)    Incorporated by reference to our Annual Report on Form 10-K/A for the fiscal year ended July 31, 1996.
(21)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2003.
(22)    Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(23)    Incorporated by reference to our report on Form 8-K, filed on December 16, 2004.
(24)    Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.
(25)    Incorporated by reference to our report on Form 8-K, filed on March 14, 2005.
(26)    Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
Leonard Bell, M.D. Chief Executive Officer and Treasurer Dated: February 10, 2014

By:	/s/ Vikas Sinha
Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer Dated: February 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leonard Bell	Chief Executive Officer, Treasurer and Director (principal executive officer)	February 10, 2014
Leonard Bell, M.D.

/s/ Vikas Sinha	Executive Vice President and Chief Financial Officer (principal financial officer)	February 10, 2014
Vikas Sinha, M.B.A., C.A.

/s/ Scott Phillips	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	February 10, 2014
Scott Phillips, C.P.A.

/s/ Max Link	Chairman of the Board of Directors	February 10, 2014
Max Link, Ph.D.

/s/ William R. Keller	Director	February 10, 2014
William R. Keller

/s/ Larry L. Mathis	Director	February 10, 2014
Larry L. Mathis

/s/ Joseph A. Madri	Director	February 10, 2014
Joseph A. Madri, Ph.D., M.D.

/s/ R. Douglas Norby	Director	February 10, 2014
R. Douglas Norby

/s/ Alvin S. Parven	Director	February 10, 2014
Alvin S. Parven

/s/ Andreas Rummelt	Director	February 10, 2014
Andreas Rummelt, Ph.D.

/s/ Ann Veneman	Director	February 10, 2014
Ann Veneman

Alexion Pharmaceuticals, Inc.
Contents
For the Years Ended December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm
To Board of Directors and Stockholders
of Alexion Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
February 10, 2014

Alexion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(amounts in thousands, except per share amounts)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$529,857	$989,501
Marketable securities	984,994	—
Trade accounts receivable, net	421,752	295,598
Inventories	102,602	94,521
Prepaid manufacturing costs	18,927	14,619
Deferred tax assets	41,432	26,086
Prepaid expenses and other current assets	87,293	75,275
Total current assets	2,186,857	1,495,600
Property, plant and equipment, net	201,109	165,629
Intangible assets, net	609,719	646,678
Goodwill	254,073	253,645
Deferred tax assets	3,394	13,954
Other assets	62,544	38,054
Total assets	$3,317,696	$2,613,560
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$21,596	$21,488
Accrued expenses	402,344	249,787
Deferred revenue	53,801	31,266
Current portion of long-term debt	48,000	48,000
Other current liabilities	56,688	9,548
Total current liabilities	582,429	360,089
Long-term debt, less current portion	65,000	101,000
Contingent consideration	106,744	139,002
Facility lease obligation	32,230	—
Deferred tax liabilities	101,241	19,827
Other liabilities	47,973	22,792
Total liabilities	935,617	642,710
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 197,941 and 194,918 shares issued at December 31, 2013 and 2012, respectively	20	20
Additional paid-in capital	2,106,183	1,852,221
Treasury stock, at cost, 985 and 227 shares at December 31, 2013 and 2012, respectively	(80,365)	(14,229)
Accumulated other comprehensive income (loss)	(22,857)	6,635
Retained earnings	379,098	126,203
Total stockholders' equity	2,382,079	1,970,850
Total liabilities and stockholders' equity	$3,317,696	$2,613,560

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(amounts in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net product sales	$1,551,346	$1,134,114	$783,431
Cost of sales:
Cost of sales	168,375	126,214	93,140
Change in contingent liability from intellectual property settlements	9,181	(53,377)	—
Total cost of sales	177,556	72,837	93,140
Operating expenses:
Research and development	317,093	222,732	137,421
Selling, general and administrative	489,720	384,678	308,176
Acquisition-related costs	5,029	22,812	13,486
Impairment of intangible assets	33,521	26,300	—
Amortization of purchased intangible assets	417	417	382
Total operating expenses	845,780	656,939	459,465
Operating income	528,010	404,338	230,826
Other income and expense:
Investment income	3,346	1,838	1,911
Interest expense	(4,112)	(7,402)	(788)
Foreign currency loss	(975)	(1,208)	(2,281)
Income before income taxes	526,269	397,566	229,668
Income tax provision	273,374	142,744	54,353
Net income	$252,895	$254,822	$175,315
Earnings per common share
Basic	$1.29	$1.34	$0.96
Diluted	$1.27	$1.28	$0.91
Shares used in computing earnings per common share
Basic	195,532	190,461	183,220
Diluted	199,712	198,501	191,806

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$252,895	$254,822	$175,315
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4,573)	150	(1,328)
Unrealized losses on marketable securities, net of tax of $(75), $0 and $0, respectively	(146)	—	(10)
Unrealized losses on pension obligation, net of tax of $(547), $(143) and $(72), respectively	(5,790)	(1,529)	(1,165)
Unrealized (losses) gains on hedging activities, net of tax of $(871), $232 and $872, respectively	(18,983)	3,835	13,822
Other comprehensive income (loss), net of tax	(29,492)	2,456	11,319
Comprehensive income	$223,403	$257,278	$186,634

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2010	182,374	$18	$1,173,468	97	$(2,676)	$(7,140)	$(303,934)	$859,736
Costs associated with 2 for 1 stock split	—	—	(55)	—	—	—	—	(55)
Conversion of convertible notes to common stock	381	—	2,996	—	—	—	—	2,996
Issuance of common stock from exercise of options	2,744	1	35,820	—	—	—	—	35,821
Issuance of restricted common stock	117	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	4,016	—	—	—	—	4,016
Share-based compensation expense	—	—	45,344	—	—	—	—	45,344
Net income	—	—	—	—	—	—	175,315	175,315
Other comprehensive income	—	—	—	—	—	11,319	—	11,319
Balances, December 31, 2011	185,616	$19	$1,261,589	97	$(2,676)	$4,179	$(128,619)	$1,134,492
Issuance of common stock, net of issuance costs of $207	5,000	1	462,212	—	—	—	—	462,213
Conversion of convertible notes to common stock	91	—	718	—	—	—	—	718
Repurchase of common stock	—	—	—	130	(11,553)	—	—	(11,553)
Issuance of common stock from exercise of options	3,918	—	66,438	—	—	—	—	66,438
Issuance of restricted common stock	293	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	7,228	—	—	—	—	7,228
Share-based compensation expense	—	—	54,036	—	—	—	—	54,036
Net income	—	—	—	—	—	—	254,822	254,822
Other comprehensive income	—	—	—	—	—	2,456	—	2,456
Balances, December 31, 2012	194,918	$20	$1,852,221	227	$(14,229)	$6,635	$126,203	$1,970,850
Repurchase of common stock	—	—	—	758	(66,136)	—	—	(66,136)
Issuance of common stock from exercise of options	2,481	—	71,281	—	—	—	—	71,281
Issuance of restricted common stock	542	—	—	—	—	—	—	—
Excess tax benefit from stock options	—	—	105,714	—	—	—	—	105,714
Share-based compensation expense	—	—	76,967	—	—	—	—	76,967
Net income	—	—	—	—	—	—	252,895	252,895
Other comprehensive loss	—	—	—	—	—	(29,492)	—	(29,492)
Balances, December 31, 2013	197,941	$20	$2,106,183	985	$(80,365)	$(22,857)	$379,098	$2,382,079

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$252,895	$254,822	$175,315
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,693	23,887	17,616
Impairment of intangible assets	33,521	26,300	—
Change in fair value of contingent consideration	4,006	6,550	1,400
Share-based compensation expense	76,203	54,013	44,763
Premium amortization of available-for-sale securities	3,235	—	(24)
Deferred taxes	92,831	71,155	42,066
Unrealized foreign currency loss (gain)	1,144	(3,019)	5,516
Unrealized loss (gain) on forward contracts	764	(2,694)	479
Other	132	880	136
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(116,439)	(72,870)	(78,778)
Inventories	126	(6,265)	(12,179)
Prepaid expenses and other assets	(39,879)	(17,041)	(21,040)
Accounts payable, accrued expenses and other liabilities	136,641	61,723	79,781
Deferred revenue	23,476	13,172	15,033
Net cash provided by operating activities	497,349	410,613	270,084
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,048,429)	—	—
Proceeds from maturity or sale of available-for-sale securities	60,917	—	94,458
Purchases of trading securities	(985)	—	—
Purchases of property, plant and equipment	(29,329)	(21,846)	(21,982)
Payments for acquisitions of businesses, net of cash acquired	—	(605,735)	(105,886)
Other	(9,315)	(4)	(307)
Net cash used in investing activities	(1,027,141)	(627,585)	(33,717)
Cash flows from financing activities:
Debt issuance costs	—	(6,184)	—
Proceeds from revolving credit facility	—	115,000	60,000
Payments on revolving credit facility	—	(115,000)	(60,000)
Proceeds from term loan	—	240,000	—
Payments on term loan	(36,000)	(91,000)	—
Excess tax benefit from stock options	105,714	7,228	4,016
Repurchase of common stock	(66,136)	(11,553)	—
Net proceeds from issuance of common stock	—	462,212	—
Net proceeds from the exercise of stock options	71,281	66,438	35,765
Payment of contingent consideration	(3,000)	—	—
Other	(220)	(765)	(731)
Net cash provided by financing activities	71,639	666,376	39,050
Effect of exchange rate changes on cash	(1,491)	(768)	(1,697)
Net change in cash and cash equivalents	(459,644)	448,636	273,720
Cash and cash equivalents at beginning of period	989,501	540,865	267,145
Cash and cash equivalents at end of period	$529,857	$989,501	$540,865

Supplemental cash flow disclosures:
Cash paid for interest (net of amounts capitalized)	$2,831	$4,475	$538
Cash paid for income taxes	$76,165	$18,272	$10,221
Supplemental cash flow disclosures from investing and financing activities:
Contingent consideration issued in acquisitions	$—	$117,000	$16,720
Construction in process related to facility lease obligation	$32,230	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

1.	Business Overview and Summary of Significant Accounting Policies

Business
Alexion Pharmaceuticals, Inc. ("Alexion", the "Company", "we", "our" or "us") is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in other severe and ultra-rare diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening ultra-rare disorders. We were incorporated in 1992 and began commercial sale of Soliris in 2007.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Alexion and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For each of our business combinations, all of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of acquisition, and their results of operations are included in the consolidated financial statements from the date of acquisition.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

income (loss), net of tax, in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value, and include short-term highly liquid investments with original maturities of three months or less.
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable, accrued expenses and other liabilities approximate fair value due to their short-term maturities. Our marketable securities are valued based upon pricing of securities with similar investment characteristics and holdings. Our derivative financial instruments are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties’ credit risks. Our debt obligations are carried at historical cost, which approximates fair value. Our contingent consideration liabilities related to our acquisitions are valued based on various estimates, including probability of success, estimated revenues, discount rates and amount of time until the conditions of the milestone payments are met.
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
Unrealized gains and losses that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our consolidated statement of operations. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).
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
Accounts Receivable
Our standard credit terms vary based on the country of sale and range from 30 to 120 days. Our consolidated average days’ sales outstanding ranges from 70 to 80 days. We evaluate the creditworthiness of customers on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is reasonably assured at the time of sale.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk are limited to cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. We invest our cash reserves in money market funds or high-quality marketable securities in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
For the year ended December 31, 2013, two individual customers accounted for 20% and 10% of the accounts receivable balance and one customer accounted for 20% of net product sales. For the year ended December 31, 2012, two individual customers accounted for 18% and 12% of the accounts receivable balance and 21% and 12% of net product sales. No other customers accounted for more than 10% of net product sales or accounts receivable.
We continue to monitor economic conditions, including volatility associated with international economies and the sovereign debt issues in Europe, and the associated impacts on the financial markets and our business. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union, have deteriorated over the last several years. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Our exposure to the sovereign debt issue in Greece is limited, as we do not have a material amount of accounts receivable in Greece.
As of December 31, 2013 and 2012, our gross accounts receivable in Italy and Spain totaled approximately $78,072 and $82,200, respectively. As of December 31, 2013 and 2012, approximately $17,318 and $21,100, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $1,493 and $2,000, respectively, related to these gross receivables. As of December 31, 2013 and 2012, we recorded $8,052 and $21,334 of accounts receivable in Spain within other non-current assets, which approximates the amount of the receivables that we estimate with collection periods beyond one year.
During the years ended December 31, 2013 and 2012, we recorded income (expense) of approximately $944 and $(1,100), respectively, related to recoveries of past due amounts from these countries or the expectation of delayed payment. Our net accounts receivable from these countries as of December 31, 2013 and 2012 are summarized as follows:

	Total Accounts Receivable, Net		Accounts Receivable, Net > one year
	2013	2012	2013	2012
Italy	$28,510	$35,758	$2,660	$7,197
Spain	$48,069	$44,465	$13,165	$12,873

Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	December 31,
	2013	2012
Raw materials	$12,170	$6,485
Work-in-process	62,192	43,899
Finished goods	28,240	44,137
	$102,602	$94,521

Capitalization of Inventory Costs
We capitalize inventory produced for commercial sale, which may include costs incurred for certain products awaiting regulatory approval. We capitalize inventory produced in preparation of product launches sufficient to support estimated initial

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

market demand. Capitalization of such inventory begins when we have (i) obtained positive results in clinical trials that we believe are necessary to support regulatory approval, (ii) concluded that uncertainties regarding regulatory approval have been sufficiently reduced, and (iii) determined that the inventory has probable future economic benefit. In evaluating whether these conditions have been met, we consider clinical trial results for the underlying product candidate, results from meetings with regulatory authorities, and the compilation of the regulatory application. If we are aware of any material risks or contingencies outside of the standard regulatory review and approval process, or if there are any specific negative issues identified relating to the safety, efficacy, manufacturing, marketing or labeling of the product that would have a significant negative impact on its future economic benefits, the related inventory would not be capitalized. At December 31, 2013, we did not have any inventory capitalized associated with products awaiting regulatory approval.
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
Inventory Write-Offs
We analyze our inventory levels to identify inventory that may expire prior to sale, inventory that has a cost basis in excess of its estimated realizable value, or inventory in excess of expected sales requirements. Although the manufacturing of our product is subject to strict quality control, certain batches or units of product may no longer meet quality specifications or may expire, which would require adjustments to our inventory values. We also apply judgments related to the results of quality tests that we perform throughout the production process, as well as our understanding of regulatory guidelines, to determine if it is probable that inventory will be saleable. Soliris currently has a maximum estimated life of 48 months and, based on our sales forecasts, we expect to realize the carrying value of the Soliris inventory. In the future, reduced demand, quality issues or excess supply beyond those anticipated by management may result in a material adjustment to inventory levels, which would be recorded as an increase to cost of sales.
The determination of whether or not inventory costs will be realizable requires estimates by our management. A critical input in this determination is future expected inventory requirements based on internal sales forecasts. We then compare these requirements to the expiry dates of inventory on hand. For inventories that are capitalized in preparation of product launch, we also consider the expected approval date in assessing realizability. To the extent that inventory is expected to expire prior to being sold, we will write down the value of inventory. If actual results differ from those estimates, additional inventory write-offs may be required.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. We estimate economic lives as follows:

•	Building and improvements—five to thirty years

•	Machinery and laboratory equipment—three to thirty years

•	Computer hardware and software—two to five years

•	Furniture and office equipment—three to seven years
Leasehold improvements and assets under capital lease arrangements are amortized over the lesser of the asset's estimated useful life or the term of the respective lease. Maintenance costs are expensed as incurred.
Construction-in-progress reflects amounts incurred for property, plant, or equipment construction or improvements that have not been placed in service.
Manufacturing Facilities
We capitalize costs incurred for the construction of facilities which support commercial manufacturing. We also capitalize costs related to validation activities which are directly attributable to preparing the facility for its intended use, including engineering runs and inventory production necessary to obtain approval of the facility from government regulators for the production of a commercially approved drug. When the facility is substantially complete and ready for its intended use and regulatory approval for commercial production has been received, we will place the asset in service.
The production of inventory for preparing the facility for its intended use requires two types of production: engineering runs which are used for testing purposes only and do not result in saleable inventory, and validation runs which are used for validating equipment and may result in saleable inventory. The costs associated with inventory produced during engineering runs and normal production losses during validation runs are capitalized to fixed assets and depreciated over the asset's useful life. Saleable inventory produced during the validation process is initially treated as a fixed asset; however, upon regulatory approval, this inventory is reclassified to inventory and expensed in cost of goods sold as product is sold, or in research and development expenses as product is utilized in R&D activities. Abnormal production costs incurred during the validation process are expensed as incurred.
Acquisitions
Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the tangible and intangible assets acquired and the liabilities assumed are recorded as of the acquisition date at their respective fair values. We evaluate a business as an integrated set of activities and assets that is capable of being managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits and consists of inputs and processes that provide or have the ability to provide outputs. In an acquisition of a business, the excess of the fair value of the consideration transferred over the fair value of the net assets acquired is recorded as goodwill. In an acquisition of net assets that does not constitute a business, no goodwill is recognized.
Our consolidated financial statements include the results of operations of an acquired business after the completion of the acquisition.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

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
Goodwill
Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination and is not amortized. Goodwill is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We are organized and operate as a single reporting unit and therefore the goodwill impairment test is performed using our overall market value, as determined by our traded share price, compared to our book value of net assets. We completed our annual impairment test as of December 31, 2013 and determined the carrying value of goodwill was not impaired.
Impairment of Long-Lived Assets
Our long-lived assets are primarily comprised of intangible assets and property, plant and equipment. We evaluate our finite-lived intangible assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets is not recoverable. If these circumstances exist, recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
In addition, indefinite-lived intangible assets, comprised of IPR&D, are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired by comparing the fair value to the carrying value of the asset.
We recognized impairment charges associated with assets acquired in connection with the purchase of Taligen of $33,521 in 2013 associated with an early state indefinite-lived intangible asset and a purchased technology asset and $26,300 in 2012, associated with early stage indefinite-lived intangible asset. We did not recognize any other impairment loss for long-lived assets during the years ended December 31, 2013, 2012 and 2011.
Contingent Consideration
 We record contingent consideration resulting from a business combination at its fair value on the acquisition date. On a quarterly basis, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings. Changes to contingent consideration obligations can result from adjustments to discount rates, accretion of the liability due to the passage of time, changes in our estimates of the likelihood or timing of achieving any development or commercial milestones, changes in the probability of certain clinical events or changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of contingent consideration include a significant amount of judgment, and any changes in the underlying estimates could have a material impact on the amount of contingent consideration expense recorded in any given period.
Contingent Liabilities
We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adjustment to our operating results.
Treasury Stock
Treasury stock is accounted for using the cost method, with the purchase price of the common stock recorded separately as a deduction from stockholders' equity.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Revenue Recognition
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Revenue is recorded upon receipt of the product by the end customer, which is typically a hospital, physician’s office, private or government pharmacy or other health care facility. Amounts collected from customers and remitted to governmental authorities, such as value-added taxes (VAT) in foreign jurisdictions, are presented on a net basis in our consolidated statements of operations and do not impact net product sales.
Our customers are primarily comprised of distributors, pharmacies, hospitals, hospital buying groups, and other health care providers. In some cases, we may also sell Soliris to governments and government agencies.
Because of factors such as the pricing of Soliris, the limited number of patients, the short period from product sale to patient infusion and the lack of contractual return rights, Soliris customers often carry limited inventory. We also monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels compared to demand, contractual terms and financial strength of distributors.
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
We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. These hedges are designated as cash flow hedges upon inception. We record the effective portion of these cash flow hedges to revenue in the period in which the sale is made to an unrelated third party and the derivative contract is settled.
Research and Development Expenses
Research and development expenses are comprised of costs incurred in performing research and development activities including payroll and benefits, pre-clinical, clinical trial and related clinical manufacturing costs, manufacturing development and scale-up costs, product development and regulatory costs, contract services and other outside contractor costs, research license fees, depreciation and amortization of lab facilities, and lab supplies. These costs are expensed as incurred. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities.
Share-Based Compensation
We have one share-based compensation plan known as the Amended and Restated 2004 Incentive Plan. Under this plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers,

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

employees and consultants or advisors of the Company or any subsidiary. To date, share-based compensation issued under the plan consists of incentive and non-qualified stock options, restricted stock and restricted stock units, including restricted stock units with non-market performance conditions.
Compensation expense is recognized based on the estimated fair value of the awards on the grant date. Compensation expense reflects an estimate of the number of awards expected to vest and is recognized a straight-line basis over the requisite service period of the individual grants, which typically equals the vesting period. Generally, stock options, restricted stock and restricted stock units granted to employees fully vest four years from the grant date. Performance-based restricted stock units have a three year vesting period. Stock options have a contractual term of 10 years.
Compensation expense for awards with performance conditions is recognized using the graded-vesting method. We estimate the anticipated achievement of performance targets, including forecasting achievement of future financial targets. These estimates are revised periodically based on the probability of achieving the performance targets and adjustments are made throughout the performance period as necessary.
Earnings Per Common Share
Basic earnings per common share (EPS) are computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, net income is adjusted for the after-tax amount of interest and deferred financing costs associated with our convertible debt, if any, and the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method, as well as the potential dilution if the remaining convertible notes were converted to common stock.
The following table summarizes the calculation of basic and diluted EPS for years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net income used for basic calculation	$252,895	$254,822	$175,315
Weighted-average effect of dilutive securities:
Interest expense and debt financing cost amortization, net of tax, related to our 1.375% convertible senior notes	—	—	26
Net income used for diluted calculation	$252,895	$254,822	$175,341
Shares used in computing earnings per common share—basic	195,532	190,461	183,220
Weighted-average effect of dilutive securities:
Shares issuable upon the assumed conversion of our 1.375% convertible senior notes	—	8	198
Stock awards	4,180	8,032	8,388
Dilutive potential common shares	4,180	8,040	8,586
Shares used in computing earnings per common share—diluted	199,712	198,501	191,806
Earnings per common share:
Basic	$1.29	$1.34	$0.96
Diluted	$1.27	$1.28	$0.91
The following table represents the potentially dilutive shares excluded from the calculation of EPS for the years ended December 31, 2013, 2012 and 2011 because their effect is anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Potentially dilutive securities:
Options to purchase common stock	2,243	1,846	1,905
Unvested restricted stock and restricted stock units	—	53	15
	2,243	1,899	1,920

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Income Taxes
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance when it is more likely than not that deferred tax assets will not be realized.
We recognize the benefit of an uncertain tax position that has been taken or we expect to take on income tax returns if such tax position is more likely than not to be sustained. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits is adjusted, as appropriate, for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, or new information obtained during a tax examination or resolution of an examination. We also accrued for potential interest and penalties related to unrecognized tax benefits as a component of tax expense.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income, such as changes in pension liabilities, unrealized gains and losses on marketable securities, unrealized gains and losses on hedge contracts and foreign currency translation adjustments. Certain of these changes in equity are reflected net of tax.

New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board issued an update to clarify the scope of disclosures for offsetting assets and liabilities. The standard is effective for interim and annual periods beginning on or after January 1, 2013 and requires disclosure for all comparative periods. We adopted the provisions of this guidance in 2013.
In February 2013, the Financial Accounting Standards Board issued a new standard to improve the reporting of reclassifications out of accumulated other comprehensive income. The new standard requires the disclosure of significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The standard is effective prospectively for interim and annual periods beginning after December 15, 2012. We adopted the provisions of this guidance, including the additional disclosure noted above, in 2013.

2.	Acquisitions

Acquisition of Enobia Pharma Corp.
In February 2012, we acquired Enobia Pharma Corp. (Enobia), a privately held clinical-stage biotechnology company based in Montreal, Canada and Cambridge, Massachusetts, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Enobia were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. Enobia's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition was intended to further our objective to develop and commercialize therapies for patients with severe, ultra-rare and life-threatening disorders. Enobia's lead product candidate, asfotase alfa, is a human recombinant targeted alkaline phosphatase enzyme-replacement therapy for patients suffering with hypophosphatasia (HPP), an ultra-rare, life-threatening, genetic metabolic disease for which there are no approved treatments.
We made an upfront cash payment of $623,876 for 100% of Enobia's capital stock. Additional contingent payments of up to an aggregate of $470,000 would be due upon reaching various regulatory and sales milestones. We financed the acquisition with existing cash and proceeds from our new credit facility.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
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
The initial estimate of fair value of contingent consideration was $117,000, which was recorded as a noncurrent liability. We determined the fair value of these obligations to pay additional milestone payments using various estimates, including probabilities of success, discount rates and amount of time until the conditions of the milestone payments are met. This fair value measurement is based on significant inputs not observable in the market, representing a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate of 5.2% for developmental milestones and a weighted average cost of capital rate of 13.0% for commercial milestones. These rates were representative of market participant assumptions. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $470,000 if various regulatory and sales milestones are achieved.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the achievement of the milestones. At December 31, 2013, the fair value of the contingent consideration for Enobia was $133,013. Changes in fair value of the consideration for Enobia were $8,602 and $7,411 for the years ended December 31, 2013 and 2012, respectively.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Enobia
Cash and cash equivalents	$18,141
Current assets	5,536
In-process research and development	587,000
Other noncurrent assets	910
Assets acquired	611,587
Deferred tax liability	(31,471)
Other liabilities assumed	(13,674)
Liabilities assumed	(45,145)
Goodwill	174,434
Net assets acquired	$740,876
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

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

Other Acquisitions
Orphatec Pharmaceuticals GmbH
In February 2011, we acquired certain patents and assets from Orphatec Pharmaceuticals GmbH (Orphatec) related to an investigational therapy for patients with molybdenum cofactor deficiency (MoCD) Type A, an ultra-rare genetic disorder characterized by severe brain damage and rapid death in newborns. We made initial payments of $3,050 in cash and may make additional future payments of up to $42,000 in contingent milestone payments upon various development, regulatory and commercial milestones. The range of estimated milestone payments is from zero if no products gain market approval to $42,000 if all indications for up to two products gain both U.S. and European marketing approval and reach applicable sales levels. In addition, during 2013, we made milestone payments of $3,000 related to this acquisition.
The initial estimate of fair value of contingent consideration was $5,086. Subsequent to the acquisition date, we have measured the contingent consideration arrangement at fair value with changes in fair value recognized in operating earnings. At December 31, 2013, the fair value of the contingent consideration for Orphatec was $5,704. Changes in fair value of the consideration for Orphatec were $1,181, $2,087 and $350 for the years ended December 31, 2013, 2012 and 2011, respectively.
Taligen Therapeutics, Inc.
In January 2011, we acquired all of the outstanding capital stock of Taligen Therapeutics, Inc. (Taligen) in a transaction accounted for under the acquisition method of accounting for business combinations. We made initial payments of $111,773 in cash and may make additional future payments of up to $367,000 in contingent milestone payments upon achievement of various development and commercial milestones. The range of estimated milestone payments is from zero if no clinical milestones are achieved for any product to $367,000 if six products gain both U.S. and European marketing approval.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

The initial estimate of fair value of contingent consideration was $11,634. Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. At December 31, 2013, the fair value of the contingent consideration for Taligen was $3,959. Changes in fair value of the consideration for Taligen were $(5,777), $(2,948) and $1,050 for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the change in fair value for the years ended December 31, 2013 and 2012 is a gain of $5,973 and $4,331, respectively, related to the decrease in the fair value of the contingent consideration related to this acquisition.  The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to a reassessment of scientific findings.
Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the years ended December 31, 2013, 2012 and 2011 include the following:

	Year Ended December 31,
	2013	2012	2011
Separately-identifiable employee costs	$248	$3,669	$6,597
Professional fees	775	12,593	5,489
Changes in fair value of contingent consideration	4,006	6,550	1,400
	$5,029	$22,812	$13,486
During the years ended December 31, 2013, 2012 and 2011, we incurred approximately $9,625, $23,673 and $2,039, respectively, in costs related to the Enobia acquisition, which are included in this table above.

3.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31, 2013	December 31, 2012
Prepaid taxes	$30,235	$25,920
Forward contract receivable	21,815	17,862
Other	35,243	31,493
	$87,293	$75,275

4.	Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	December 31, 2013	December 31, 2012
Land	$692	$692
Buildings and improvements	154,996	147,838
Machinery and laboratory equipment	56,130	49,692
Computer hardware and software	41,704	33,809
Furniture and office equipment	10,119	8,593
Construction-in-progress	41,573	4,996
	305,214	245,620
Less: Accumulated depreciation and amortization	(104,105)	(79,991)
	$201,109	$165,629
Included in construction-in-progress at December 31, 2013 is $32,230 of costs associated with the construction of a new facility in New Haven, Connecticut. In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility began in June 2013 and is expected to be completed in 2015.
Depreciation and amortization of property, plant and equipment was approximately $19,084, $15,192 and $12,236 for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013 and 2012, computer software costs included in property, plant and equipment were $9,691 and $9,628, respectively. Depreciation and amortization expense for capitalized computer software costs was $4,503, $4,228 and $3,642 for the years ended December 31, 2013, 2012 and 2011, respectively.

5.	Intangible Assets and Goodwill
Intangible assets and goodwill, net of accumulated amortization, are as follows:

		December 31, 2013			December 31, 2012
	Estimated Life (months)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	72-96	$28,507	$(18,719)	$9,788	$23,688	$(13,152)	$10,536
Patents	84	10,517	(9,100)	1,417	10,517	(6,827)	3,690
Purchased technology	144	—	—	—	5,000	(798)	4,202
Acquired IPR&D	Indefinite	598,514	—	598,514	628,250	—	628,250
Total		$637,538	$(27,819)	$609,719	$667,455	$(20,777)	$646,678
Goodwill	Indefinite	$256,974	$(2,901)	$254,073	$256,546	$(2,901)	$253,645

Amortization of our intangible assets was approximately $8,257, $5,660 and $5,087 for the years ended December 31, 2013, 2012 and 2011, respectively. Assuming no changes in the gross cost basis of intangible assets, the estimated amortization of intangible assets for the next five fiscal years is as follows:

Year
2014	$11,160
2015	42
2016	3
2017	—
2018	—
As of December 31, 2013, we have recorded indefinite-lived intangible assets of $598,514 of purchased IPR&D from prior business acquisitions. As of December 31, 2013, except as noted below, there have been no significant changes that would impact the carrying value of IPR&D since the date of acquisition.
During the fourth quarter of 2013, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review as part of our annual impairment testing and based our evaluation on preliminary scientific findings of a Phase I clinical trial which led us to reassess the development of this acquired asset. The fair value of this IPR&D asset was determined using the income approach, which used significant unobservable (Level 3) inputs.  These unobservable inputs included, among other things, risk-adjusted forecast future cash flows to be generated by this asset, contributory asset charges for other assets employed in this IPR&D project and the determination of an appropriate discount rate based on a weighted average cost of capital of 21.5% to be applied in calculating the present value of future cash flows. Based on these factors, the estimated value that can be obtained from a market participant in an arm's length transaction of $3,464 was lower than the carrying amount. We also reviewed for impairment the value of purchased technology associated with the Taligen acquisition and determined the estimated value to be de minimis. As a result, we recognized an impairment charge of $33,521 to write-down these assets to fair value, which was recorded in operating expenses in our consolidated statement of operations for the year ended December 31, 2013.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

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
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2011	$79,639
Goodwill resulting from the Enobia acquisition	174,006
Balance at December 31, 2012	253,645
Change in goodwill associated with prior acquisition	428
Balance at December 31, 2013	$254,073

6.	Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$112,679	$—	$—	$112,679
Corporate bonds	476,459	487	(588)	476,358
Municipal bonds	202,396	47	(40)	202,403
Other government related obligations:
U.S.	46,466	30	(7)	46,489
Foreign	156,974	54	(204)	156,824
Bank certificates of deposit	33,004	—	—	33,004
	$1,027,978	$618	$(839)	$1,027,757
The aggregate fair value of available-for-sale securities in an unrealized loss position as of December 31, 2013 was $461,634. These investments have been in a continuous unrealized loss position for less than 12 months. As of December 31, 2013 we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the consolidated balance sheet were as follows:

December 31, 2013
Cash and cash equivalents	$43,780
Marketable securities	983,977
$1,027,757
The fair values of available-for-sale debt securities at December 31, 2013, by contractual maturity, are summarized as follows:

December 31, 2013
Due in one year or less	$501,051
Due after one year through three years	526,706
Due after three years through five years	—
$1,027,757
As of December 31, 2013, the fair value of our trading securities was $1,017.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the year ended December 31, 2013.
We held no marketable securities as of December 31, 2012.

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At December 31, 2013, we had open contracts with notional amounts totaling $1,084,418 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Gain (loss) recognized in AOCI, net of tax	$(1,000)	$14,856
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$18,820	$11,775
Loss reclassified from AOCI to other income and expense (ineffective portion), net of tax	$(837)	$(754)
Assuming no change in foreign exchange rates from market rates at December 31, 2013, $1,197 of gains recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2013, the notional amount of foreign exchange contracts where hedge accounting is not applied was $138,046.
We recognized a gain of $8,306, $3,518 and $790, in other income and expense, for the years ended December 31, 2013, 2012 and 2011, respectively, associated with the foreign exchange contracts not designated as hedging instruments under the guidance. These amounts were largely offset by gains or losses in monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

The following tables summarize the fair value of outstanding derivatives at December 31, 2013 and 2012:

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$21,815	Other current liabilities	$20,228
Foreign exchange forward contracts	Other non-current assets	9,839	Other non-current liabilities	14,864
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—
Total fair value of derivative instruments		$31,654		$35,092

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$15,617	Other current liabilities	$3,529
Foreign exchange forward contracts	Other non-current assets	9,378	Other non-current liabilities	4,521
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,245	Other current liabilities	2,010
Total fair value of derivative instruments		$27,240		$10,060
Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association (ISDA) agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our consolidated balance sheets of offsetting our foreign exchange forward contracts subject to such provisions:

December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$31,654	$—	$31,654	$(27,256)	$—	$4,398
Derivative liabilities	(35,092)	—	(35,092)	27,256	—	(7,836)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$27,240	$—	$27,240	$(10,060)	$—	$17,180
Derivative liabilities	(10,060)	—	(10,060)	10,060	—	—

8.	Accrued Expenses and Other Liabilities
Accrued expenses consist of the following:

	December 31, 2013	December 31, 2012
Royalties	$40,945	$25,450
Payroll and employee benefits	64,950	49,954
Taxes payable	108,907	68,432
Rebates payable	124,297	62,334
Other	63,245	43,617
	$402,344	$249,787
Other current liabilities consist of the following:

	December 31, 2013	December 31, 2012
Contingent consideration	$35,932	$2,668
Forward contract payable	20,228	5,539
Other	528	1,341
	$56,688	$9,548
Other liabilities consist of the following:

	December 31, 2013	December 31, 2012
Taxes	$14,901	$7,066
Forward contract payable	14,864	4,521
Pension liability	14,839	8,478
Other	3,369	2,727
	$47,973	$22,792

9.	Debt
On February 7, 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of banks, that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
We may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.25% to 2.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement), or (ii) in the case of loans denominated in U.S. dollars, a Base Rate equal to the higher of the (A) Prime Rate then in effect, (B) Federal

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Funds Rate then in effect plus 0.50%, and (C) Eurodollar Rate then in effect plus 1.00%, plus in each case of (A), (B) or (C), 0.25% to 1.00% depending on our consolidated leverage ratio (as calculated in accordance with the Credit Agreement). Interest is payable quarterly for Base Rate loans and, in the case of LIBOR-based loans, at the end of the applicable interest period, with the principal due on February 7, 2017, the maturity date. At December 31, 2013 and 2012, the interest rate on our outstanding loans under the Credit Agreement was 1.41% and 1.46%, respectively.
Our obligations under the credit facilities are unconditionally guaranteed, jointly and severally, by certain of our existing domestic subsidiaries and are required to be guaranteed by certain of our future domestic subsidiaries. The obligations of Alexion Pharma International Sàrl under the credit facilities are unconditionally guaranteed, jointly and severally, by us, certain of our existing domestic subsidiaries, and certain of our foreign subsidiaries, and are required to be guaranteed by certain of our future subsidiaries. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are backed, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries.
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
In connection with entering into the Credit Agreement, we paid $6,184 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the years ended December 31, 2013, 2012 and 2011 was approximately $1,351, $3,035 and $283, respectively.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility and $80,000 under the revolving facility, and we used our available cash for the remaining purchase price. During 2012, we repaid the revolving facility in full and made payments of $91,000 against the term loan. As of December 31, 2013, we had $113,000 outstanding on the term loan. As of December 31, 2013, we had open letters of credit of $17,134, and our borrowing availability under the revolving facility was $182,866.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.
The contractual maturities of our long-term debt obligations due subsequent to December 31, 2013 are $5,000 in 2014, $48,000 in 2015 and 2016, and $12,000 in 2017. As of December 31, 2013, we recorded $48,000 due under our term loan in current liabilities based on our intent and ability to make payments in this amount during 2014.

10.	Commitments and Contingencies
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
In July 2013, we entered into a license and collaboration agreement with Ensemble Therapeutics Corporation for the identification, development and commercialization of therapeutic candidates based on specific drug targets.  Due to the early stage of these assets, we recorded expense for an upfront payment of $11,500 during the third quarter of 2013. We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of four targets, we could be required to pay up to an additional $90,750 in development milestones as the specific milestones are met over time.  The agreement also provides for royalty payments on commercial sales of each product developed under the agreement.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

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
We have in the past received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of Soliris. Under the guidance of ASC 450, Contingencies, we record a royalty accrual based on our best estimate of the fair value percent of net sales of Soliris that we could be required to pay the owners of patents for technology used in the manufacture and sale of Soliris. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. However, the amount of such loss or a range of loss, if any, beyond amounts currently accrued, cannot be reasonably estimated.
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
As previously reported, in the third quarter of 2012 we reduced our estimate for probable contingent liabilities due to the execution of a settlement and non-exclusive license agreement in October 2012 with a third party related to the third party's intellectual property. We adjusted the liability to reflect the actual, negotiated royalty rate set forth in the agreement. This change in estimate resulted in a positive impact in cost of sales of $53,377 during the third quarter 2012.
In March 2013, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. We continue to manufacture products, including Soliris, in this facility. While the resolution of this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
Operating Leases
As of December 31, 2013, we lease our headquarters and primary research and development facilities in Cheshire, Connecticut. The leases are set to expire in 2016 and 2020, and we would be subject to contractual penalties of approximately $3,800 if the leases were to terminate early. Monthly fixed rent started at approximately $315, increasing to approximately $324 over the term of this lease. We also lease space for our regional executive and sales offices in Lausanne, Switzerland, and our global supply chain and distribution headquarters in Dublin, Ireland, as well as in other U.S. locations and foreign countries to support our operations as a global organization.
Aggregate lease expense was $19,094, $16,758 and $10,424 for the years ended December 31, 2013, 2012 and 2011, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

In November 2012, we entered into a new operating lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The construction of the facility began in June 2013 and is expected to be completed in 2015. The term of the new lease will commence upon the landlord's substantial completion of the building and will expire 12 years after the completion date, with a minimum renewal option of 7 years and a maximum renewal option of 20 years, provided that we expand our lease to include all rentable space in the building. The lease provides for monthly payments, ranging from $971 to $1,108, over the term of the lease. Upon completion of the new facility, we will relocate our headquarters and Cheshire operations to New Haven.
In November 2012, in connection with the planned construction of facilities in New Haven, Connecticut, we also entered into an agreement with the State of Connecticut Department of Economic and Community Development which provides for a forgivable loan and grants totaling $26,000 and tax credits of up to $25,000. The program requires that we meet certain criteria in order to prevent forfeiture or repayment of the loan, grants and credits, which include (i) maintaining corporate headquarters in Connecticut for the next 10 years; and (ii) achieving and maintaining up to 668 full-time employment positions in the State of Connecticut over the next 6 years. It is unlikely that we will be able to realize the full value of the available tax credits, and we are currently exploring alternatives for the disposition of these credits. As of December 31, 2013, we have not received any grant funds or tax credits associated with our agreement with the State of Connecticut.
Aggregate future minimum annual rental payments, exclusive of costs related to our new operating lease for facilities to be constructed in New Haven, Connecticut, which are contingent upon construction of the facility, for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2013 are:

Year
2014	$17,641
2015	13,484
2016	10,851
2017	7,804
2018	6,694
Thereafter	6,162

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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

The minimum fixed payments (assuming non-termination of the above agreements) as of December 31, 2013, for each of the next five years are as follows:

Year	License Agreements	Clinical and Manufacturing Development Agreements
2014	$1,963	$71,555
2015	2,212	18,032
2016	713	17,584
2017	663	16,184
2018	3,162	16,184
	$8,713	$139,539

11.	Income Taxes
The income tax provision is based on income before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
U.S.	$376,067	$294,794	$158,472
Non-U.S.	150,202	102,772	71,196
	$526,269	$397,566	$229,668
The components of the income tax provision are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic
Current	$141,051	$(2,094)	$(904)
Deferred	92,040	114,807	45,463
	233,091	112,713	44,559
Foreign
Current	34,975	73,287	13,191
Deferred	5,308	(43,256)	(3,397)
	40,283	30,031	9,794
Total
Current	176,026	71,193	12,287
Deferred	97,348	71,551	42,066
	$273,374	$142,744	$54,353
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.
Due to the exhaustion of our U.S. federal net operating losses, we anticipate paying U.S. federal income taxes in the next twelve months. We continue to pay cash taxes in various U.S. states and foreign jurisdictions where we have operations and have utilized all of our net operating losses.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

At December 31, 2013, we have federal and state net operating loss carryforwards of $8,809 and $33,969, respectively. Included in the NOL’s are state NOL’s of $23,660 attributable to excess tax benefits from the exercise of non-qualified stock options. The tax benefits attributable to these NOL’s will be credited directly to additional paid in capital when utilized to offset taxes payable. Our NOL’s expire between 2021 and 2032. We also have federal and state income tax credit carryforwards of $184,919 and $6,194, respectively. These income tax credits expire between 2014 and 2033. Additionally, included in these income tax credit carryforwards are federal income tax credit carryforwards of $6,049 attributable to excess tax benefits from the exercise of non-qualified stock options.
Certain stock option exercises resulted in tax deductions in excess of previously recorded benefits based on the option value at the time of grant. Although these additional tax benefits or “windfalls” are reflected in net operating loss carryforwards, pursuant to authoritative guidance, the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce our current taxes payable due to net operating loss carryforwards and credit carryforwards, these “windfall” tax benefits are not reflected in our net operating losses and credit carryforwards in deferred tax assets for all periods presented.
We were granted an incentive tax holiday in the Canton of Vaud in Switzerland effective January 1, 2010. This tax holiday will exempt the Company from most local corporate income taxes in Switzerland through the end of 2014 and is renewable for an additional 5 years with final expiration in 2019. The impact of this tax holiday decreased foreign tax expense by $4,351 in 2013, $3,173 in 2012 and $2,506 in 2011.
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
The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	3.3%	1.7%	2.5%
Foreign income tax rate differential	(14.1)%	(6.7)%	(9.4)%
Income tax credits	(3.5)%	(0.4)%	(14.1)%
Foreign income subject to U.S. taxation	(10.3)%	0.2%	3.4%
Stock option compensation	1.1%	0.7%	1.0%
State tax incentives	—%	(1.1)%	—%
Structuring related costs	—%	4.8%	—%
Non-deductible acquisition related costs	—%	0.3%	0.3%
U.S. deferred taxes on foreign earnings	27.2%	—%	—%
Other nondeductible and permanent differences	13.2%	1.8%	5.0%
Provision (benefit) attributable to valuation allowances	—%	(0.4)%	—%
Effective income tax rate	51.9%	35.9%	23.7%
As described further below, we recorded $95,800 of tax expense as a result of the centralization of our global supply chain and technical operations in Ireland and the related recognition of deferred tax liabilities.
The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax expense did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013, was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit of $2,719 for research and experimentation was recorded in the first quarter of 2013.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

In 2012, as a result of structuring the Enobia business, we recorded income tax expense of $21,812 in our income statement. The structuring also required us to make a cash payment of $47,200 in early 2013, and this amount was fully accrued on our balance sheet as of December 31, 2012.
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

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$5,398	$8,519
Income tax credits	4,863	9,279
Stock compensation	33,539	25,140
Accruals and allowances	40,438	21,185
Intangible assets	3,418	639
	87,656	64,762
Valuation allowance	(1,934)	(2,941)
Total deferred tax assets	85,722	61,821
Deferred tax liabilities:
Depreciable assets	(41,281)	(41,361)
Intangible assets	—	(369)
Unrealized gains	(134)	(1,045)
Investment in foreign partnership	(100,746)	—
Total deferred tax liabilities	(142,161)	(42,775)
Net deferred tax asset (liability)	$(56,439)	$19,046
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
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	2013	2012	2011
Beginning of period balance	$12,393	$9,773	$8,658
Increases for tax positions taken during a prior period	2,571	99	186
Decreases for tax positions taken during a prior period	(812)	(1,931)	(689)
Increases for tax positions taken during the current period	33,056	4,651	1,692
Decreases for tax positions related to settlements	(419)	(199)	(74)
Decreases for tax positions related to lapse of statute	(400)	—	—
	$46,389	$12,393	$9,773
The total amount of accrued interest and penalties was not significant as of December 31, 2013. The total amount of tax expense recorded during 2013 which related to unrecognized tax benefits was $7,897. Amounts recognized during 2012 and 2011 were not material. Unless related to excess tax benefits from stock options, all of our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

We expect $24,812 of our total unrecognized tax benefits to reverse within the next twelve months. We file federal and state income tax returns in the U.S. and in numerous foreign jurisdictions. The U.S. and foreign jurisdictions have statute of limitations ranging from 3 to 5 years. However, the statute of limitations could be extended due to our NOL carryforward position in a number of our jurisdictions. The tax authorities generally have the ability to review income tax returns for periods where the statute of limitation has previously expired and can subsequently adjust the NOL carryforward or tax credit amounts. Accordingly, we do not expect to reverse any significant portion of the unrecognized tax benefits, other than the $24,812 mentioned above, within the next year.
The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2008 and 2009 during the second quarter 2011. This examination was completed during the fourth quarter of 2013. As a result of this audit, there was not a material change in the liability for unrecognized tax benefits.
We do not record U.S. tax expense on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries as these earnings are intended to be permanently reinvested offshore. During the fourth quarter of 2013, in connection with the centralization of our global supply chain and technical operations in Ireland, our U.S. parent company became a direct partner in a captive foreign partnership. To the extent that our U.S. parent company receives its allocation of partnership income, the amounts will be taxable in the U.S. each year and therefore the permanent reinvestment assertion will no longer apply to such earnings. The recognition of deferred tax liabilities associated with the aforementioned partnership resulted in tax expense of approximately $95,800 during the fourth quarter of 2013. We also distributed the majority of earnings and profits of our non-U.S. subsidiaries via a dividend in the amount of $152,000 during the fourth quarter of 2013. This dividend did not give rise to any U.S. cash tax liability. This resulted in repatriation of a significant portion of our unremitted earnings at December 31, 2013.
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future.
It is not practicable to estimate the amount of additional taxes which might be payable on our CFCs’ undistributed earnings due to a variety of factors, including the timing, extent and nature of any repatriation. While our expectation is that all foreign undistributed earnings, other than our U.S. parent company's share of the foreign partnership profits, are permanently invested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructuring or tax law changes not currently contemplated.

12.	Stock Options and Restricted Stock
At December 31, 2013, we have one stock option plan, the Amended and Restated 2004 Incentive Plan (“2004 Plan”). Under the 2004 Plan, restricted stock and restricted stock units (collectively referred to as Restricted Stock), incentive and non-qualified stock options, and other stock-related awards, may be granted for up to a maximum of 47,874 shares to our directors, officers, key employees and consultants. Stock options granted under the 2004 Plan have a maximum contractual term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years. Restricted stock awards also generally vests over four years; however, performance-based restricted stock units have a three-year vesting period.
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$3,214	$2,815	$2,375
Research and development	23,905	13,839	9,759
Selling, general and administrative	49,084	37,359	32,629
Total share-based compensation expense	76,203	54,013	44,763
Income tax effect	(28,652)	(20,188)	(17,290)
Total share-based compensation expense, net of tax	$47,551	$33,825	$27,473
Share-based compensation expense capitalized to inventory during the years ended December 31, 2013, 2012 and 2011 was $3,978, $2,838, and $2,954, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

As of December 31, 2013, there was $169,965 of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements granted under the Plan. The expense is expected to be recognized over a weighted-average period of 2.67 years.
Stock Options
A summary of the status of our stock option plans at December 31, 2013, and changes during the year then ended is presented in the table and narrative below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	9,557	$35.92
Granted	1,999	97.30
Exercised	(2,481)	28.74
Forfeited and canceled	(456)	65.04
Outstanding at December 31, 2013	8,619	$50.69	6.66	$708,406
Vested and unvested expected to vest at December 31, 2013	8,520	$50.22	6.64	$704,223
Exercisable at December 31, 2013	5,154	$30.26	5.45	$528,955
Total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $204,470, $308,009 and $114,712, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options. The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $32,249, $27,301 and $23,485, respectively.
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

	December 31,	December 31,	December 31,
	2013	2012	2011
Expected life in years	3.30 - 5.37	3.30 - 4.19	3.53 - 5.84
Interest rate	0.30% - 1.21%	0.45% - 0.78%	0.61% - 1.89%
Volatility	29.81% - 36.93%	29.82% - 38.57%	37.43% - 40.14%
Dividend yield	—	—	—
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
The weighted average fair value at the date of grant for options granted during the years ended December 31, 2013, 2012 and 2011 was $23.99, $24.04 and $15.46 per option, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Restricted Stock
A summary of the status of our nonvested Restricted Stock and changes during the period then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock at December 31, 2012	1,761	$51.39
Shares granted	967	95.06
Shares forfeited	(199)	68.07
Shares vested	(740)	36.07
Nonvested Restricted Stock at December 31, 2013	1,789	$78.63
 Restricted stock awards granted in 2013 include 81 restricted stock units granted to senior management, which have both performance-based and service-based vesting conditions. The weighted average grant date fair value of these awards was $97.07. The number of performance-based restricted stock units granted represents the number of shares earned during the performance period, which ended on December 31, 2013, based on specific pre-established performance goals. These awards will vest over a three year period, subject to the employees' continued employment with the Company.
The fair value of restricted stock at the date of grant is based on the fair market value of the shares of common stock underlying the awards on the date of grant. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $95.06, $82.13 and $44.25 per share, respectively. The total fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 was $26,679, $18,573 and $13,028, respectively.

13.	Stockholders' Equity
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Share Repurchases
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at the Company's discretion. Under the program, we repurchased 758 and 130 shares of our common stock at a cost of $66,136 and $11,553 during the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, there is a total of 322,311 remaining for repurchases under the program.

14.	Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI, by component, for the years ended December 31, 2013, 2012 and 2011:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2010	$(3,018)	$10	$(2,501)	$(1,631)	$(7,140)
Other comprehensive income before reclassifications	(1,386)	(10)	7,121	(1,328)	4,397
Amounts reclassified from other comprehensive income	221	—	6,701	—	6,922
Net other comprehensive income (loss)	(1,165)	(10)	13,822	(1,328)	11,319
Balances, December 31, 2011	$(4,183)	$—	$11,321	$(2,959)	$4,179
Other comprehensive income before reclassifications	(1,807)	—	14,856	150	13,199
Amounts reclassified from other comprehensive income	278	—	(11,021)	—	(10,743)
Net other comprehensive income (loss)	(1,529)	—	3,835	150	2,456
Balances, December 31, 2012	$(5,712)	$—	$15,156	$(2,809)	$6,635
Other comprehensive income before reclassifications	(6,175)	(197)	(1,000)	(4,573)	(11,945)
Amounts reclassified from other comprehensive income	385	51	(17,983)	—	(17,547)
Net other comprehensive income (loss)	(5,790)	(146)	(18,983)	(4,573)	(29,492)
Balances, December 31, 2013	$(11,502)	$(146)	$(3,827)	$(7,382)	$(22,857)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the years ended December 31, 2013, 2012 and 2011:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the year ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2013	2012	2011
Unrealized Gains (Losses) on Hedging Activity
Effective portion of foreign exchange contracts	$20,569	$12,869	$(6,558)	Net product sales
Ineffective portion of foreign exchange contracts	(915)	(824)	(766)	Foreign currency loss
	19,654	12,045	(7,324)
	(1,671)	(1,024)	623	Income tax provision
	$17,983	$11,021	$(6,701)
Unrealized Gains (Losses) from Marketable Securities
Realized gains (losses) on sale of securities	$(81)	$—	$—	Investment income
	(81)	—	—
	30	—	—	Income tax provision
	$(51)	$—	$—
Defined Benefit Pension Items
Amortization of prior service costs and actuarial losses	$(421)	$(304)	$(242)	(a)
	(421)	(304)	(242)
	36	26	21	Income tax provision
	$(385)	$(278)	$(221)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 16 for additional details).

15.	Fair Value Measurement
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
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at December 31, 2013
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$234,212	$—	$234,212	$—
Cash equivalents	Commercial paper	$6,298	$—	$6,298	$—
Cash equivalents	Corporate bonds	$15,255	$—	$15,255	$—
Cash equivalents	Municipal bonds	$2,225	$—	$2,225	$—
Cash equivalents	Bank certificates of deposit	$20,003	$—	$20,003	$—
Marketable securities	Mutual funds	$1,017	$1,017	$—	$—
Marketable securities	Commercial paper	$106,381	$—	$106,381	$—
Marketable securities	Corporate bonds	$461,103	$—	$461,103	$—
Marketable securities	Municipal bonds	$200,178	$—	$200,178	$—
Marketable securities	Other government-related obligations	$203,313	$—	$203,313	$—
Marketable securities	Bank certificates of deposit	$13,001	$—	$13,001	$—
Other current assets	Foreign exchange forward contracts	$21,815	$—	$21,815	$—
Other assets	Foreign exchange forward contracts	$9,839	$—	$9,839	$—
Other current liabilities	Foreign exchange forward contracts	$20,228	$—	$20,228	$—
Other liabilities	Foreign exchange forward contracts	$14,864	$—	$14,864	$—
Other current liabilities	Acquisition-related contingent consideration	$35,932	$—	$—	$35,932
Contingent consideration	Acquisition-related contingent consideration	$106,744	$—	$—	$106,744

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
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

Valuation Techniques
We classify mutual fund investments, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Items classified as Level 2 within the valuation hierarchy consist of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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
As of December 31, 2013, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approval or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt ranging from 5.3% to 6.2% for developmental milestones and a weighted average cost of capital ranging from 14% to 21% for sales-based milestones.
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
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

Estimated contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of December 31, 2013, the fair value of acquisition-related contingent consideration was $142,676. The following table represents a roll-forward of our acquisition-related contingent consideration:

December 31, 2013
Balance at beginning of period	$(141,670)
Milestone payments	3,000
Change in fair value	(4,006)
Balance at end of period	$(142,676)

16.	Employee Benefit Plans
Deferred Compensation Plan
Effective June 15, 2013, we began sponsoring a nonqualified deferred compensation plan which allows certain highly-compensated employees to make voluntary deferrals of up to 80% of their base salary and incentive bonuses. The plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee's eligible earnings, up to the IRS annual 401(k) contribution limitations. Employee deferrals and employer matching contributions under the plan began in the third quarter of 2013 and were not material for the year ended December 31, 2013.
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual's base salary and incentive cash bonus. For the years ended December 31, 2013, 2012 and 2011, we recorded matching contributions of approximately $6,360, $3,700, and $2,882 respectively.
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
The following table sets forth the funded status and the amounts recognized for defined benefit plans:

	December 31,
	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning of year	$24,484	$19,009
Prior service cost	—	—
Service cost	5,413	4,733
Interest cost	504	464
Change in assumptions	2,643	1,064
Recognized actuarial net loss	3,701	496
Foreign currency exchange rate changes	573	221
Net transfers to (from) plan	848	(1,503)
Projected benefit obligation, end of year	$38,166	$24,484
Accumulated benefit obligation, end of year	$30,655	$19,345

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

	December 31,
	2013	2012
Change in plan assets:
Fair value of plan assets, beginning of year	$16,006	$12,858
Return on plan assets	244	182
Employer contributions	3,811	2,920
Plan participants' contributions	1,523	1,163
Foreign currency exchange rate changes	895	386
Net transfers to (from) plan	848	(1,503)
Fair value of plan assets, end of year	$23,327	$16,006
Funded status at end of year	$(14,839)	$(8,478)
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following table presents total plan assets by investment category as of December 31, 2013 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2013		December 31, 2012
	Fair Value (Level 2)	as % of total plan assets	Fair Value (Level 2)	as % of total plan assets
Cash and cash equivalents	$1,470	6%	$1,192	7%
Equity security funds	9,237	40%	4,769	30%
Debt security funds	9,704	42%	7,943	50%
Real estate funds	2,916	12%	2,102	13%
	$23,327	100%	$16,006	100%
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
At December 31, 2013, we have recorded a liability of $14,839 in other non-current liabilities and a charge to accumulated other comprehensive income, net of tax, of $11,502 related to an additional minimum liability.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

	December 31,
	2013	2012
Weighted average assumptions - Net Periodic Benefit Cost:
Discount rate	2.0%	2.3%
Long term rate of return on assets	4.0%	4.0%
Rate of compensation increase	1.6%	1.6%
Weighted average assumptions - Projected Benefit Obligation:
Discount Rate	2.1%	2.1%
Rate of compensation increase	1.6%	1.6%

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
The components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2013	2012	2011
Service cost	$5,413	$4,733	$4,540
Interest cost	504	464	449
Expected return on plan assets	(633)	(515)	(473)
Employee contributions	(1,523)	(1,163)	(1,056)
Amortization of prior service costs	9	9	9
Amortization and deferral of actuarial gain	410	217	305
Total net periodic benefit cost	$4,180	$3,745	$3,774

Other changes in plan assets and benefit obligations recognized in AOCI are as follows:

Amount included in AOCI - December 31, 2011	$(4,183)
Prior service cost	9
Net gain (loss) arising during the period	(566)
Change in assumptions	(1,074)
Amortization of net gain (loss)	295
Plan assets losses	(336)
Taxes	143
Amount included in AOCI - December 31, 2012	$(5,712)
Prior service cost	9
Net gain (loss) arising during the period	(3,710)
Change in assumptions	(2,657)
Amortization of net gain (loss)	412
Plan assets losses	(391)
Taxes	547
Amount included in AOCI - December 31, 2013	$(11,502)
The amount in accumulated other comprehensive income as of December 31, 2013 that is expected to be recognized as a component of the net periodic pension costs in 2014 is $886.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

We estimate that we will pay employer contributions of approximately $3,886 in 2014. The expected future cash flows to be paid in respect of the pension plans as of December 31, 2013 were as follows:

Year
2014	$2,140
2015	1,960
2016	1,910
2017	2,020
2018	1,851
2019 to 2023	8,306

17.	Segment Information
We operate as one business segment, which is the innovation, development and commercialization of life-transforming therapeutic products. Therefore, our chief operating decision-maker manages our operations as a single operating segment.
Revenues and tangible long-lived assets by significant geographic region are as follows:

	Year Ended December 31,
Revenues:	2013	2012	2011
United States	$561,405	$400,483	$263,387
Europe	514,987	418,321	340,812
Asia Pacific (primarily Japan)	203,538	161,480	115,377
Other	271,416	153,830	63,855
	$1,551,346	$1,134,114	$783,431

	December 31,
Long-lived assets (1):	2013	2012
United States	$190,791	$157,019
Europe	5,413	5,988
Other	4,905	2,622
	$201,109	$165,629

(1)	Long-lived assets consist of property, plant and equipment.

18.	Subsequent Events
In January 2014, we entered into an agreement with Moderna Therapeutics, Inc. (Moderna) that provides the option to purchase drug products for clinical development and commercialization of Moderna's messenger RNA (mRNA) therapeutics to treat rare diseases. Due to the early stage of these assets, we recorded expense for an upfront payment of $100,000 in 2014.  We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of ten targets, would could be required to make an option exercise payment of $15,000 and to pay up to an additional $120,000 with respect to a rare disease product and $400,000 with respect to a non-rare disease product in development and sales milestones if the specific milestones are met over time as well as royalties on commercial sales.  In addition to the option agreement, we purchased $25,000 of preferred equity of Moderna LLC, Moderna's parent company.
In January 2014, we agreed to purchase a vialing facility in Athlone, Ireland.  The closing of the acquisition is expected to occur during the first quarter of 2014 upon satisfaction of agreed upon closing conditions.  Following closing and refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, such facility will become our first company-owned vialing facility for Soliris and other clinical and commercial products.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2013, 2012 and 2011
(amounts in thousands except per share amounts)

19.	Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years ended December 31, 2013 and 2012:

	March 31		June 30		September 30		December 31
2013:
Revenues	$338,941		$370,091		$400,405		$441,909
Cost of sales	35,269		39,377		51,358	(1)	51,552
Operating expenses	186,700		193,023		213,772		252,285	(2)
Operating income	116,972		137,691		135,275		138,072
Net income (loss)	$82,217		$95,885		$93,785		$(18,992)
Earnings (loss) per common share
Basic	$0.42		$0.49		$0.48		$(0.10)
Diluted	$0.41		$0.48		$0.47		$(0.10)

	March 31		June 30		September 30		December 31
2012:
Revenues	$244,733		$274,719		$294,136		$320,526
Cost of sales	28,268		31,613		(20,191)	(3)	33,147
Operating expenses	146,427	(4)	159,401	(4)	171,608	(4) (5)	179,503	(4)
Operating income	70,038		83,705		142,719		107,876
Net income	$45,413		$36,258		$92,179		$80,972
Earnings per common share
Basic	$0.24		$0.19		$0.48		$0.42
Diluted	$0.23		$0.18		$0.46		$0.40

(1)    Included within cost of sales for the third quarter 2013 is expense of $9,181 resulting from the execution of a settlement agreement with Novartis in October 2013.

(2)    Included within operating expenses for the fourth quarter of 2013 is an impairment charge of $33,521 to write-down the value of an early stage, Phase I indefinite-lived intangible asset and purchased technology asset related to the Taligen acquisition.

(3)    Included within cost of sales for the third quarter 2012 is a positive impact of $53,377 which was recognized to reduced our estimate for probable contingent liabilities as the result of the execution of a settlement and non-exclusive license agreement with a third party in October 2012.

(4)    Included within operating expenses for each quarter of 2012 are acquisition-related employee costs and professional fees of $10,765, $2,840, $1,509, and $1,148, respectively, associated with the acquisition of Enobia.

(5)    Included within operating expenses for the third quarter of 2012 is an impairment charge of $26,300 to write-down the value of an early stage, preclinical indefinite-lived intangible asset related to the Taligen acquisition.