Form 10-Q
period 2014-03-31
ALEXION PHARMACEUTICALS INC
filed 2014-04-25
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	197,796,456
Class	Outstanding as of April 23, 2014

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$528,285	$529,857
Marketable securities	1,029,193	984,994
Trade accounts receivable, net	429,021	421,752
Inventories	126,154	102,602
Deferred tax assets	45,871	41,432
Prepaid expenses and other current assets	87,356	106,220
Total current assets	2,245,880	2,186,857
Property, plant and equipment, net	218,086	201,109
Intangible assets, net	603,021	609,719
Goodwill	254,073	254,073
Deferred tax assets	3,366	3,394
Other assets	55,240	62,544
Total assets	$3,379,666	$3,317,696
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$35,339	$21,596
Accrued expenses	196,369	402,344
Deferred revenue	58,859	53,801
Current portion of long-term debt	48,000	48,000
Other current liabilities	58,255	56,688
Total current liabilities	396,822	582,429
Long-term debt, less current portion	45,500	65,000
Contingent consideration	106,241	106,744
Facility lease obligation	38,417	32,230
Deferred tax liabilities	45,986	101,241
Other liabilities	45,722	47,973
Total liabilities	678,688	935,617
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 199,319 and 197,941 shares issued at March 31, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	2,291,363	2,106,183
Treasury stock, at cost, 1,122 and 985 shares at March 31, 2014 and December 31, 2013, respectively	(102,422)	(80,365)
Accumulated other comprehensive loss	(26,435)	(22,857)
Retained earnings	538,452	379,098
Total stockholders' equity	2,700,978	2,382,079
Total liabilities and stockholders' equity	$3,379,666	$3,317,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Net product sales	$566,616	$338,941
Cost of sales	32,939	35,269
Operating expenses:
Research and development	191,457	74,536
Selling, general and administrative	129,291	108,826
Impairment of intangible asset	3,464	—
Acquisition-related costs	(38)	3,234
Amortization of purchased intangible assets	—	104
Total operating expenses	324,174	186,700
Operating income	209,503	116,972
Other income and expense:
Investment income	2,213	437
Interest expense	(1,063)	(1,171)
Foreign currency gain	1,258	503
Income before income taxes	211,911	116,741
Income tax provision	52,557	34,524
Net income	$159,354	$82,217
Earnings per common share
Basic	$0.81	$0.42
Diluted	$0.79	$0.41
Shares used in computing earnings per common share
Basic	197,797	194,771
Diluted	201,804	199,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2014	2013
Net income	$159,354	$82,217
Other comprehensive income (loss), net of tax:
Foreign currency translation	506	(1,449)
Unrealized gains on marketable securities	811	—
Unrealized losses on pension obligation	—	(1)
Unrealized (losses) gains on hedging activities, net of tax of $(1,245), and $2,510, respectively	(4,895)	25,777
Other comprehensive (loss) income, net of tax	(3,578)	24,327
Comprehensive income	$155,776	$106,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$159,354	$82,217
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,268	6,266
Impairment of intangible asset	3,464	—
Change in fair value of contingent consideration	(38)	2,211
Share-based compensation expense	23,840	16,855
Premium amortization of available-for-sale securities	4,175	—
Deferred taxes	(58,311)	25,820
Unrealized foreign currency loss	263	2,721
Unrealized loss (gain) on forward contracts	161	(7,718)
Excess tax benefit from stock options	(130,407)	(21,332)
Other	173	25
Changes in operating assets and liabilities:
Accounts receivable	63	(26,232)
Inventories	(20,900)	(5,469)
Prepaid expenses and other assets	33,633	13,522
Accounts payable, accrued expenses and other liabilities	(60,680)	(40,989)
Deferred revenue	4,887	(1,400)
Net cash (used in) provided by operating activities	(31,055)	46,497
Cash flows from investing activities:
Purchases of available-for-sale securities	(145,565)	—
Proceeds from maturity or sale of available-for-sale securities	99,250	—
Purchases of trading securities	(1,219)	—
Purchases of other investments	(25,000)	—
Purchases of property, plant and equipment	(17,733)	(5,493)
Other	70	(76)
Net cash used in investing activities	(90,197)	(5,569)
Cash flows from financing activities:
Payments on term loan	(19,500)	—
Excess tax benefit from stock options	130,407	21,332
Repurchase of common stock	(22,057)	(35,107)
Net proceeds from the exercise of stock options	30,404	9,527
Other	(42)	(60)
Net cash provided by (used in) financing activities	119,212	(4,308)
Effect of exchange rate changes on cash	468	(3,161)
Net change in cash and cash equivalents	(1,572)	33,459
Cash and cash equivalents at beginning of period	529,857	989,501
Cash and cash equivalents at end of period	$528,285	$1,022,960

Supplemental cash flow disclosures from investing and financing activities:
Construction in process related to facility lease obligation	$6,187	$—
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	March 31,	December 31,
	2014	2013
Raw materials	$12,192	$12,170
Work-in-process	68,662	62,192
Finished goods	45,300	28,240
	$126,154	$102,602

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	March 31, 2014	December 31, 2013
Licenses, patents and purchased technology, net	$7,971	$11,205
Acquired in-process research and development	595,050	598,514
Intangible assets	$603,021	$609,719
Goodwill	$254,073	$254,073
During the three months ended March 31, 2014, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on a reassessment of scientific findings associated with this acquired asset. As a result, in the first quarter of 2014, we recognized an impairment charge of $3,464 to adjust this asset to fair value, which was determined to be de minimis.

5.	Debt
On February 7, 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of banks that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
As of March 31, 2014, we had $93,500 outstanding on the term loan. As of March 31, 2014, we had open letters of credit of $9,773, and our borrowing availability under the revolving facility was $190,227.
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
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Net income used for basic and diluted calculation	$159,354	$82,217
Shares used in computing earnings per common share—basic	197,797	194,771
Weighted-average effect of dilutive securities:
Stock awards	4,007	4,286
Dilutive potential common shares	4,007	4,286
Shares used in computing earnings per common share—diluted	201,804	199,057
Earnings per common share:
Basic	$0.81	$0.42
Diluted	$0.79	$0.41

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following table represents the potentially dilutive shares excluded from the calculation of EPS for the three months ended March 31, 2014, and 2013 because their effect is anti-dilutive:

	Three months ended
	March 31,
	2014	2013
Potentially dilutive securities:
Options to purchase common stock	1,136	2,998
Unvested restricted stock and restricted stock units	505	9
	1,641	3,007

7.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$78,941	$—	$—	$78,941
Corporate bonds	512,935	831	(218)	513,548
Municipal bonds	219,404	112	(40)	219,476
Other government-related obligations:
U.S.	41,975	19	(17)	41,977
Foreign	159,065	94	(192)	158,967
Bank certificates of deposit	18,019	1	—	18,020
	$1,030,339	$1,057	$(467)	$1,030,929

	December 31, 2013
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$112,679	$—	$—	$112,679
Corporate bonds	476,459	487	(588)	476,358
Municipal bonds	202,396	47	(40)	202,403
Other government-related obligations:
U.S.	46,466	30	(7)	46,489
Foreign	156,974	54	(204)	156,824
Bank certificates of deposit	33,004	—	—	33,004
	$1,027,978	$618	$(839)	$1,027,757

The aggregate fair value of available-for-sale securities in an unrealized loss position as of March 31, 2014 and December 31, 2013 was $346,410 and $461,634, respectively. These investments have been in a continuous unrealized loss position for less than 12 months. As of March 31, 2014, we believe that the cost basis of our available-for-sale investments is recoverable.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$4,000	$43,780
Marketable securities	1,026,929	983,977
	$1,030,929	$1,027,757

The fair values of available-for-sale debt securities at March 31, 2014, by contractual maturity, are summarized as follows:

March 31, 2014
Due in one year or less	$447,201
Due after one year through three years	578,731
Due after three years through five years	4,997
$1,030,929

As of March 31, 2014 and December 31, 2013, the fair value of our trading securities was $2,264 and $1,017, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our trading securities and available-for-sale investments were not material for the three months ended March 31, 2014.

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
We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At March 31, 2014, we have open contracts with notional amounts totaling $1,342,742 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013
Gain (loss) recognized in AOCI, net of tax	$(3,944)	$30,924
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$1,108	$4,715
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion), net of tax	$(157)	$432
Assuming no change in foreign exchange rates from market rates at March 31, 2014, $3,209 of losses recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2014, the notional amount of foreign exchange contracts where hedge accounting is not applied was $310,846.
We recognized a gain of $2,289 and $6,950, in other income and expense, for the three months ended March 31, 2014 and 2013, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$18,263	Other current liabilities	$21,017
Foreign exchange forward contracts	Other non-current assets	6,362	Other non-current liabilities	13,121
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	143	Other current liabilities	327
Total fair value of derivative instruments		$24,768		$34,465

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$21,815	Other current liabilities	$20,228
Foreign exchange forward contracts	Other non-current assets	9,839	Other non-current liabilities	14,864
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	—	Other current liabilities	—
Total fair value of derivative instruments		$31,654		$35,092

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

	March 31, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$24,768	$—	$24,768	$(21,566)	$—	$3,202
Derivative liabilities	(34,465)	—	(34,465)	21,566	—	(12,899)

	December 31, 2013
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$31,654	$—	$31,654	$(27,256)	$—	$4,398
Derivative liabilities	(35,092)	—	(35,092)	27,256	—	(7,836)

9.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at the Company's discretion. Under the program, we repurchased 137 and 405 shares of our common stock at a cost of $22,057 and $35,107 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there is a total of $300,254 remaining for repurchases under the program.
Subsequent to March 31, 2014, we repurchased 480 shares of our common stock under our repurchase program at a cost of $71,407.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

10.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2014 and 2013:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2013	$(11,502)	$(146)	$(3,827)	$(7,382)	$(22,857)
Other comprehensive income before reclassifications	(72)	812	(3,944)	506	(2,698)
Amounts reclassified from other comprehensive income	72	(1)	(951)	—	(880)
Net other comprehensive income (loss)	—	811	(4,895)	506	(3,578)
Balances, March 31, 2014	$(11,502)	$665	$(8,722)	$(6,876)	$(26,435)

	Defined Benefit Pension Plan	Unrealized Gains (Losses) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2012	$(5,712)	$15,156	$(2,809)	$6,635
Other comprehensive income before reclassifications	(71)	30,924	(1,449)	29,404
Amounts reclassified from other comprehensive income	70	(5,147)	—	(5,077)
Net other comprehensive income (loss)	(1)	25,777	(1,449)	24,327
Balances, March 31, 2013	$(5,713)	$40,933	$(4,258)	$30,962

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2014	2013
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$1,266	$5,153	Net product sales
Ineffective portion of foreign exchange contracts	(179)	472	Foreign currency gain
	1,087	5,625
	(136)	(478)	Income tax provision
	$951	$5,147
Unrealized Gains (Losses) from Marketable Securities
Realized gains on sale of securities	$2	$—	Investment income
	2	—
	(1)	—	Income tax provision
	$1	$—
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(79)	$(76)	(a)
	(79)	(76)
	7	6	Income tax provision
	$(72)	$(70)

(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 13 for additional details).

11.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2014
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$236,244	$—	$236,244	$—
Cash equivalents	Commercial paper	$1,000	$—	$1,000	$—
Cash equivalents	Corporate bonds	$3,000	$—	$3,000	$—
Marketable securities	Mutual funds	$2,264	$2,264	$—	$—
Marketable securities	Commercial paper	$77,941	$—	$77,941	$—
Marketable securities	Corporate bonds	$510,548	$—	$510,548	$—
Marketable securities	Municipal bonds	$219,476	$—	$219,476	$—
Marketable securities	Other government-related obligations	$200,944	$—	$200,944	$—
Marketable securities	Bank certificates of deposit	$18,020	$—	$18,020	$—
Other current assets	Foreign exchange forward contracts	$18,406	$—	$18,406	$—
Other assets	Foreign exchange forward contracts	$6,362	$—	$6,362	$—
Other current liabilities	Foreign exchange forward contracts	$21,344	$—	$21,344	$—
Other liabilities	Foreign exchange forward contracts	$13,121	$—	$13,121	$—
Other current liabilities	Acquisition-related contingent consideration	$36,397	$—	$—	$36,397
Contingent consideration	Acquisition-related contingent consideration	$106,241	$—	$—	$106,241

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

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2014.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

As of March 31, 2014, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of March 31, 2014, the fair value of acquisition-related contingent consideration was $142,638. The following table represents a roll-forward of our acquisition-related contingent consideration:

March 31, 2014
Balance at beginning of period	$(142,676)
Changes in fair value	38
Balance at end of period	$(142,638)

12.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Provision for income taxes	$52,557	$34,524
Effective tax rate	24.8%	29.6%

The tax provision for the three months ended March 31, 2014 and 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three months ended March 31, 2014 also includes $2,652 attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The tax provision for the three months ended March 31, 2013 also includes a benefit of $2,719 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The reduction in the effective tax rate for the three months ended March 31, 2014 as compared to the same period in the prior year is primarily attributable to the centralization of our global supply chain and technical operations in Ireland.
The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax provision did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013, was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation was recorded in the first quarter of 2013.
The U.S. Federal tax credit for research and experimentation expenses expired on December 31, 2013. In connection with this expiration, our 2014 tax provision does not include any benefit from the U.S. Federal tax credit for research and experimentation.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.

13.	Employee Benefit Plans
Deferred Compensation Plan
Effective June 15, 2013, we began sponsoring a nonqualified deferred compensation plan which allows certain highly-compensated employees to make voluntary deferrals of up to 80% of their base salary and incentive bonuses. The plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee's eligible earnings, up to the IRS annual 401(k) contribution limitations. Employee deferrals and employer matching contributions under the plan began in the third quarter of 2013 and were not material for the three months ended March 31, 2014.
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual’s base salary and incentive cash bonus. For the three months ended March 31, 2014 and 2013, we recorded matching contributions of $2,657 and $1,767, respectively.
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
The components of net periodic benefit cost are as follows:

	Three months ended
	March 31,
	2014	2013
Service cost	$1,563	$1,385
Interest cost	200	126
Expected return on plan assets	(231)	(158)
Employee contributions	(395)	(355)
Amortization	79	76
Total net periodic benefit cost	$1,216	$1,074

14.	Leases
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
Construction of the new facility began in June 2013 and is expected to be completed in 2015. As of March 31, 2014, we recorded a construction-in-process asset of $39,818, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $38,417 associated with the new facility.

15.	License Agreements

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
In January 2014, we entered into an agreement with Moderna Therapeutics, Inc. (Moderna) that allows us to purchase ten product options to develop and commercialize treatments for rare diseases with Moderna's messenger RNA (mRNA) therapeutics platform. Alexion will lead the discovery, development and commercialization of the treatments produced through this broad, long-term strategic agreement, while Moderna will retain responsibility for the design and manufacture of the messenger RNA against selected targets. Due to the early stage of these assets, we recorded expense for an upfront payment of $100,000.  We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of ten targets, we could be required to make an option exercise payment of $15,000 and to pay up to an additional $120,000 with respect to a rare disease product and $400,000 with respect to a non-rare disease product in development and sales milestones if the specific milestones are met over time as well as royalties on commercial sales.
In addition to the option agreement, we purchased $25,000 of non-voting preferred equity of Moderna LLC, Moderna's non-public parent company. We recorded this investment at cost within other assets in our condensed consolidated balance sheets. We regularly monitor the investment to evaluate whether there has been an other-than-temporary decline in its fair value, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions. The carrying value of this investment was not impaired as of March 31, 2014.

16.	Commitments and Contingencies
Commitments
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
In March 2013, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands except per share amounts)

observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA in April 2013. We continue to manufacture products, including Soliris, in this facility. While the resolution of this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration in the March 2013 Warning Letter, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission (the "SEC").
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
Soliris was approved for the treatment of PNH by the FDA and the European Commission (EC) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. Additionally, Soliris has been granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
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

Products and Development Programs
We focus our product development programs on life-transforming therapeutics for severe and life-threatening ultra-rare diseases for which we believe current treatments are either non-existent or inadequate.
Marketed Product/Indications
Our marketed product/indications include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Long-term Follow-up	Phase IV
		aHUS Registry	Phase IV
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
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (thrombotic microangiopathy, or TMA) leading to kidney failure, stroke, heart attack and death. Soliris is the first and only therapy approved for the treatment of adult and pediatric patients with aHUS. Pursuant to a post marketing requirement imposed by the FDA, we have now completed enrollment in a prospective open-label trial in adults with aHUS and, separately, enrollment has been completed in a prospective trial of pediatric patients with aHUS.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Transplant	Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Delayed Kidney Transplant Graft Function*	Phase II
	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)	Phase II
	Neurology	Neuromyelitis Optica (NMO)*	Phase II
		Myasthenia Gravis (MG)	Phase II
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase I
ALXN 1007	Inflammatory Disorders		Phase I

*	Investigator Initiated Trial

Soliris (eculizumab)

Nephrology
Antibody Mediated Rejection (AMR) in Presensitized Kidney Transplant Patients
Enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from deceased organ donors was completed in March 2013. The study was then re-opened in October 2013 to enroll additional patients at the request of participating investigators. AMR is the term used to describe a type of transplant rejection that occurs when the recipient has antibodies to the donor organ.  In September 2013, researchers presented positive preliminary data from the eculizumab deceased-donor AMR kidney transplant study at the European Society of Organ Transplant (ESOT) in Vienna, Austria.
Enrollment is ongoing in a multi-national, multi-site randomized controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from living donors. In April 2014, the EC granted orphan drug designation to eculizumab for the prevention of graft rejection following solid organ transplantation.
Delayed Kidney Transplant Graft Function
Enrollment has been completed in an investigator-initiated Phase II study of eculizumab in patients at elevated risk for delayed graft function (DGF) following kidney transplant. DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. We have been granted orphan drug designation for DGF by the FDA and, in the first quarter of 2014, the EC granted orphan drug designation to eculizumab for prevention of DGF after solid organ transplantation.
Shiga-toxin producing E. coli Hemolytic Uremic Syndrome (STEC-HUS)
STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with enterohemorrhagic Escherichia coli (EHEC). Following an authorization by the Paul-Ehrlich-Institut, Germany's health care regulatory body for biologics, and an access program for patients initiated in May 2011, we initiated an open-label clinical trial to investigate eculizumab as a treatment for patients with STEC-HUS. Enrollment in this trial has been completed. We are currently discussing with physician investigators clinical outcome data from an epidemiologic study in approximately 400 STEC-HUS patients who received only best supportive care. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with STEC-HUS.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. In an investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO, eculizumab reduced the median number of NMO attacks at 12 months with a high degree of statistical significance. A single pivotal trial in patients with relapsing NMO commenced patient enrollment in the first half of 2014. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with NMO.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with refractory generalized MG demonstrated an encouraging disease improvement signal. We have completed collaborations with investigators on the design of a Phase III trial to evaluate eculizumab as a treatment for patients with refractory generalized MG, and this trial commenced patient screening in the second quarter of 2014.

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
We have completed enrollment in a natural history study in infantile-onset patients with HPP and have completed our initial analysis for the study. We believe that the analysis is supportive of our anticipated regulatory filings in the U.S., EU and Japan. We continue to enroll and dose patients in a separate multinational Phase II open-label study of infants and children with HPP. Interim results of this trial were presented at the European Society of Pediatric Endocrinology meeting held in September 2013 in Milan, Italy. Results of 15 enrolled and treated patients representing a range of HPP characteristics were summarized, showing that the primary efficacy endpoint was achieved with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved.  These results provide data in a broader patient population of infants and children.  In 2013, asfotase alfa received Breakthrough Therapy Designation from the FDA.
We have commenced a rolling submission of our BLA for asfotase alfa, which allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis.  We submitted certain portions of the BLA to the FDA during the second quarter and expect to complete the submission of the remaining sections in the fall of 2014.

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A, and we have initiated a natural history study in patients with MoCD Type A. In October 2013, cPMP received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic cPMP replacement therapy in a Phase I healthy volunteer study is complete. As a result, we have initiated a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A being treated with recombinant Escherichia coli-derived cPMP.

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. Results are currently being analyzed. We also completed successful meetings with the FDA to discuss

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

initiation of proof of concept studies. As a result, proof of concept studies in two severe life-threatening and ultra-rare disorders are expected to start in the first half of 2014.
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
In March 2013, we received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA in April 2013. We continue to manufacture products, including Soliris, in this facility. In the first quarter of 2014, we submitted our request for inspection to the FDA, and we are currently awaiting this re-inspection of our manufacturing facility. While the resolution of the issues raised in this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
The European Medicines Agency (EMA) inspected ARIMF in January 2013, and a good manufacturing practices (GMP) certificate was issued in May 2013.
In August 2013, we initiated a voluntary recall and replacement of the remaining vials of a single lot of Soliris due to the presence of visible particles in a limited number of vials in the lot. Subsequently, in November 2013, we initiated a voluntary recall and replacement of a limited number of vials of Soliris due to the presence of similar visible particles. These recalls did not interrupt the supply of Soliris to patients. Following investigation, we believe that we have identified the filling process step that resulted in the presence of the visible particles and we are implementing the changes necessary to modify the process step. During the fourth quarter of 2013, we recorded expense of $14,277 in cost of sales resulting from the expected disposal of inventory in 2014.
In January 2014, we agreed to purchase a vialing facility in Athlone, Ireland, and the closing of the acquisition occurred in April 2014.  Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned vialing and packaging facility for Soliris and other clinical and commercial products. Our plans for future expansion in Ireland also include the purchase of property in Dublin, Ireland, which we completed in April 2014, for the construction of office and laboratory facilities.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies,” of our financial statements included in our Form 10-K for the year ended December 31, 2013. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2013.  We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.
Results of Operations

Net Product Sales
The following table summarizes net product sales for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,		$
	2014	2013	Variance
Net product sales	$566,616	$338,941	$227,675

In March 2014, we entered into an agreement with the French government which positively impacts prospective reimbursement of Soliris and also provides for reimbursement for shipments made in years prior to January 1, 2014. As a result of the agreement, in the first quarter of 2014, we recognized $87,830 of net product sales from Soliris in France relating to years prior to January 1, 2014.
Exclusive of the $87,830 recognized related to prior years, the increase of 41.3% in revenue for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to an increased volume of unit shipments and increased price, partially offset by a negative impact of foreign exchange. The increase in revenue of 41.3% for the three months ended March 31, 2014 was due to an increase in unit volumes of 36.8% and a positive price impact of 6.5%, offset by a negative impact on foreign exchange of 2.0%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients. The positive price impact of 6.5% for the three months ended March 31, 2014 was primarily due to the agreement with the French government, a reduction in estimated rebates in Germany, and a price increase in the United States, offset by an increase in rebates in certain countries in Europe.
The negative impact of foreign exchange of $6,861, or 2.0%, for the three months ended March 31, 2014 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three months ended March 31, 2013. The negative impact was primarily due to changes in the Japanese Yen. We recorded a gain in revenue of $1,266 and $5,153 related to our foreign currency cash flow hedging program for the three months ended March 31, 2014 and 2013, respectively.
Cost of Sales
In the first quarter of 2014, the Company entered into a settlement agreement with a third party related to the calculation of royalties payable to such third party under a pre-existing license agreement. Based on this settlement agreement, the Company recorded a reversal of accrued royalties of $5,124 as a reduction of cost of sales.
In the first quarter of 2014, the Company also recorded an incremental impact in cost of sales of $2,055 for additional royalties related to the $87,830 of net product sales from prior year shipments.
Exclusive of the royalty items noted above, cost of sales were $36,008 and $35,269, or 7.5% and 10.4% of product revenue (exclusive of the $87,830 recognized related to prior years), for the three months ended March 31, 2014 and 2013, respectively. Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris. The decrease in cost of sales as a percentage of sales resulted from a decrease in royalties on sales of Soliris.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
The following table provides information regarding research and development expenses:

	Three months ended
	March 31,		$
	2014	2013	Variance
Clinical development	$23,917	$11,495	$12,422
Product development	13,039	23,595	(10,556)
Discovery research	104,506	4,330	100,176
Total external direct expenses	141,462	39,420	102,042
Payroll and benefits	44,019	30,718	13,301
Operating and occupancy	2,876	2,236	640
Depreciation and amortization	3,100	2,162	938
Total other R&D expenses	49,995	35,116	14,879
Research and development expense	$191,457	$74,536	$116,921

For the three months ended March 31, 2014, the increase of $116,921 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $12,422 in external clinical development expenses related primarily to an expansion of studies within our eculizumab programs and additional clinical costs associated with our asfotase alfa program (see table below).

•	Decrease of $10,556 in external product development expenses related primarily to a decrease in costs associated with the production of asfotase alfa for clinical trials.

•
Increase of $100,176 in discovery research expenses primarily related to the upfront payment of $100,000 on the license agreement entered into with Moderna Therapeutics, Inc. in the first quarter of 2014.

•	Increase of $13,301 in R&D payroll and benefit expense related primarily to global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended
	March 31,		$
	2014	2013	Variance
External direct expenses
Eculizumab	$15,496	$6,743	$8,753
Asfotase alfa	4,242	2,265	1,977
cPMP	1,553	1,320	233
Other programs	1,601	808	793
Unallocated	1,025	359	666
	$23,917	$11,495	$12,422
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended
	March 31,		$
	2014	2013	Variance
Salary, benefits and other labor expense	$82,418	$67,929	$14,489
External selling, general and administrative expense	46,873	40,897	5,976
Total selling, general and administrative expense	$129,291	$108,826	$20,465
For the three months ended March 31, 2014, the increase of $20,465 in selling, general and administrative expense, as compared to the same period in the prior year, was related to the following:

•
Increase in salary, benefits and other labor expenses of $14,489. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $8,900 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $5,600 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $5,976. The increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, as well as an increase in costs associated with professional services.

Impairment of Intangible Asset
During the three months ended March 31, 2014, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on a reassessment of scientific findings associated with this acquired asset. As a result, in the first quarter of 2014, we recognized an impairment charge of $3,464 to adjust this asset to fair value, which was determined to be de minimis. We did not recognize any impairment loss for intangible assets during the three months ended March 31, 2013.
Acquisition-related Costs
For the three months ended March 31, 2014 and 2013, acquisition-related costs associated with our business combinations included the following:

	Three months ended
	March 31,
	2014	2013
Separately-identifiable employee costs	$—	$248
Professional fees	—	775
Changes in fair value of contingent consideration	(38)	2,211
	$(38)	$3,234

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The following table provides information for acquisition-related costs for each business combination:

	Three months ended
	March 31,
	2014	2013
Enobia Pharma Corp.	$2,450	$2,991
Taligen Therapeutics, Inc.	(2,458)	115
Orphatec Pharmaceuticals GmbH	(30)	128
	$(38)	$3,234

Included in the acquisition-related costs for Taligen for the three months ended March 31, 2014 is a benefit of $2,458 related to the decrease in the fair value of contingent consideration related to this acquisition. The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to a reassessment of scientific findings associated with an early stage Phase I asset.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended
	March 31,		$
	2014	2013	Variance
Investment income	$2,213	$437	$1,776
Interest expense	(1,063)	(1,171)	108
Foreign currency gain	1,258	503	755
Total other income and expense	$2,408	$(231)	$2,639
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $2,213 and $437, for the three months ended March 31, 2014 and 2013, respectively.
We incur interest on our term notes and revolving credit facility. Interest expense was $1,063 and $1,171, for the three months ended March 31, 2014 and 2013, respectively.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains totaled $1,258 and $503, for the three months ended March 31, 2014 and 2013, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the three months ended March 31, 2014, we recorded an income tax provision of $52,557 and an effective tax rate of 24.8%, compared to an income tax provision of $34,524 and an effective tax rate of 29.6% for the three months ended March 31, 2013. The reduction in the effective tax rate is primarily attributable to the centralization of our global supply chain and technical operations in Ireland.
The tax provision for the three months ended March 31, 2014 and 2013 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three months ended March 31, 2014 also includes $2,652 attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The tax provision for the three months ended March 31, 2013 also includes a benefit of $2,719 attributable to the 2012 U.S. Federal tax credit for research and experimentation.
The U.S. Federal tax credit for research and experimentation expenses expired December 31, 2011.  In connection with this expiration, our 2012 tax provision did not include any benefit from the U.S. Federal tax credit for research and experimentation.  In January 2013, the American Taxpayer Relief Act of 2012, which retroactively extended the tax credit for research and experimentation back to January 1, 2012 through the end of 2013, was signed into law.  The effects of a change in tax law is recognized in the period that includes the date of enactment and, therefore, our tax benefit attributable to the 2012 U.S. Federal tax credit for research and experimentation was recorded in the first quarter of 2013.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The U.S. Federal tax credit for research and experimentation expenses expired on December 31, 2013. In connection with this expiration, our 2014 tax provision does not include any benefit from the U.S. Federal tax credit for research and experimentation.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	$ Variance
Cash and cash equivalents	$528,285	$529,857	$(1,572)
Marketable securities	$1,029,193	$984,994	$44,199
Long-term debt (includes current portion)	$93,500	$113,000	$(19,500)

Current assets	$2,245,880	$2,186,857	$59,023
Current liabilities	396,822	582,429	(185,607)
Working capital	$1,849,058	$1,604,428	$244,630

The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities, payments on our outstanding term loan, purchases of property, plant and equipment, and the repurchase of common stock. We also paid an upfront fee of $100,000 during the first quarter of 2014 related to an option agreement we entered into with Moderna Therapeutics, Inc. and an additional $25,000 for the purchase of Moderna LLC preferred equity. Offsetting these decreases in cash were cash generated from operations (excluding the reclassification of windfall tax benefits and the upfront payment for Moderna), proceeds from the maturity or sale of available-for-sale securities, and net proceeds from the exercise of stock options.
We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investment. However, we anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned.
We have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary, for future acquisitions or other strategic purposes.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At March 31, 2014, two individual customers accounted for 21% and 10% of the accounts receivable balance. At December 31, 2013, two individual customers accounted for 20% and 10% of the accounts receivable balance. For the three months ended March 31, 2014 and 2013, one customer accounted for 16% and 20% of our product sales, respectively.
We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. The credit and economic conditions in Italy and Spain, among other members of the European Union, have deteriorated over the last several years. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

As of March 31, 2014 and December 31, 2013, our gross accounts receivable in Italy and Spain totaled approximately $61,228 and $78,072, respectively. The decrease during the first quarter reflects an improved rate of collections in the quarter: as of March 31, 2014 and December 31, 2013, approximately $9,078 and $17,318, respectively, of these amounts has been outstanding for greater than one year, and we have recorded an allowance of approximately $1,353 and $1,493, respectively, related to these gross receivables. As of December 31, 2013, we recorded $8,052 of accounts receivable in Spain within other non-current assets, which approximated the amount of the receivables that we estimated with collection periods beyond one year. As of March 31, 2014, all amounts due in Spain are classified as current.
Our net accounts receivable from these countries as of March 31, 2014 and December 31, 2013 are summarized as follows:

	Total Accounts Receivable, net		Accounts Receivable, net > one year
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Italy	$31,862	$28,510	$2,430	$2,660
Spain	$28,013	$48,069	$5,296	$13,165
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2014, we have foreign exchange forward contracts with notional amounts totaling $1,653,588. These outstanding foreign exchange forward contracts had a net fair value of $(9,697), of which an unrealized gain of $24,768 is included in other assets, offset by an unrealized loss of $34,465 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At March 31, 2014, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, marketable securities and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
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
Leases
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of March 31, 2014, we recorded a construction-in-process asset of $39,818, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $38,417 associated with the new facility.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
In January 2014, we entered into an agreement with Moderna Therapeutics, Inc. (Moderna) that allows us to purchase ten product options to develop and commercialize treatments for rare diseases with Moderna's messenger RNA (mRNA) therapeutics platform. Alexion will lead the discovery, development and commercialization of the treatments produced through this broad, long-term strategic agreement, while Moderna will retain responsibility for the design and manufacture of the messenger RNA against selected targets. Due to the early stage of these assets, we recorded expense for an upfront payment of $100,000.  We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of ten targets, we could be required to make an option exercise payment of $15,000 and to pay up to an additional $120,000 with respect to a rare disease product and $400,000 with respect to a non-rare disease product in development and sales milestones if the specific milestones are met over time as well as royalties on commercial sales.  In addition to the option agreement, we purchased $25,000 of non-voting preferred equity of Moderna LLC, Moderna's non-public parent company.
Long-term Debt
In February 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of March 31, 2014, we had $93,500 outstanding on the term loan. As of March 31, 2014, we had open letters of credit of $9,773, and our borrowing availability under the revolving facility was $190,227 at March 31, 2014. We expect that cash generated from operations will be sufficient to meet debt service obligations.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At March 31, 2014, approximately $246,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Common Stock Repurchase Program
In November 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Under the program, we repurchased 137 and 405 shares of our common stock at a cost of $22,057 and $35,107 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there is a total of $300,254 remaining for repurchases under the program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,
	2014	2013	$ Variance
Net cash (used in) provided by operating activities	$(31,055)	$46,497	$(77,552)
Net cash used in investing activities	(90,197)	(5,569)	(84,628)
Net cash provided by (used in) financing activities	119,212	(4,308)	123,520
Effect of exchange rate changes on cash	468	(3,161)	3,629
Net change in cash and cash equivalents	$(1,572)	$33,459	$(35,031)
We reclassified $130,407 of windfall tax benefits from cash flows from operations to cash flows from financing activities, which caused a decrease in cash from operations during the first quarter of 2014. Excluding this adjustment, cash from operations was $99,352. The amount of the windfall tax benefit was significantly higher in the first quarter of 2014 due to an increased stock price and increased level of stock option exercises.
The decrease in cash and cash equivalents was primarily attributable to the purchase of marketable securities, payments on our outstanding term loan, purchases of property, plant and equipment, and the repurchase of common stock. We also paid an upfront fee of $100,000 during the first quarter of 2014 related to an option agreement we entered into with Moderna Therapeutics, Inc. and an additional $25,000 for the purchase of Moderna LLC preferred equity. Offsetting these decreases in cash were cash generated from operations (excluding the reclassification of windfall tax benefits and the upfront payment for Moderna), proceeds from the maturity or sale of available-for-sale securities, and net proceeds from the exercise of stock options.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•
Our net income was $159,354 and $82,217 for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2014, we recorded expense of $100,000 for an upfront payment related to an option agreement we entered into with Moderna Therapeutics, Inc.

•
Non-cash items included depreciation and amortization, impairment of intangible asset, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, deferred taxes, unrealized foreign currency losses, and unrealized gains and losses on forward contracts, and were $(17,005) and $46,180 for the three months ended March 31, 2014 and 2013, respectively.

•
We reclassified $130,407 of windfall tax benefits from cash flows from operations to cash flows from financing activities, which caused a decrease in cash from operations during the first quarter of 2014.

•
Net cash outflow due to changes in operating assets and liabilities was $42,997 and $60,568 for the three months ended March 31, 2014 and 2013, respectively. The $42,997 change in operating assets and liabilities primarily relates to:

•	Increase in inventory of $20,900 related to increased production of inventory to support commercial growth.

•	Decrease of $33,633 in prepaid expenses and other assets primarily related to a decrease in prepaid manufacturing expenses and prepaid taxes.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

•
Decrease of $60,680 in accounts payable, accrued expenses and other liabilities primarily related to a decrease in accruals for rebates of approximately $87,800 resulting from the agreement with the French government for reimbursement of prior year shipments and a decrease in accruals for royalties of approximately $20,100 resulting from the settlement agreement we entered into with a third party related to the calculation of royalties under a pre-existing license agreement. The decrease was also due to a decrease in accrued compensation, offset by a change in accrued income taxes.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $145,565 for the three months ended March 31, 2014, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $99,250 during the same period.

•	Purchase of $25,000 of preferred equity of Moderna LLC during the three months ended March 31, 2014.

•	Additions to property, plant and equipment of $17,733 and $5,493 for the three months ended March 31, 2014 and 2013, respectively.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $30,404 and $9,527 for the three months ended March 31, 2014 and 2013, respectively. Net cash flows for the three months ended March 31, 2014 and 2013 also include $130,407 and $21,332 of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under our term loan facility. During the three months ended March 31, 2014, we made payments of $19,500 against the term loan, and the facility had $93,500 remaining outstanding as of March 31, 2014.
During the three months ended March 31, 2014 and 2013, we repurchased $22,057 and $35,107 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of March 31, 2014, there is a total of $300,254 remaining for repurchases under the program.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2013, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
As of March 31, 2014, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we invest in, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(11,729) and $6,881, respectively.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At March 31, 2014, we had approximately $93,500 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $935.

Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, Swiss Franc and British Pound against the US dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have operations based in Switzerland, and accordingly, our expenses are also impacted by fluctuations in the value of the Swiss Franc against the US dollar.
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
As of March 31, 2014 and December 31, 2013, we held foreign exchange forward contracts with notional amounts totaling $1,653,588 and $1,222,464, respectively. As of March 31, 2014 and December 31, 2013, our outstanding foreign exchange forward contracts had a net fair value of $(9,697) and $(3,438), respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted intercompany revenues.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at March 31, 2014, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $136,000 at March 31, 2014. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. The credit and economic conditions in Italy and Spain, among other members of the European Union, have deteriorated over the last several years. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. We have provided detail on amounts outstanding in Italy and Spain in the "Financial Condition, Liquidity and Capital Resources" section in Item 2 above.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
None.

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
  In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. For example, in January 2013, we were informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to National Institute for Health and Clinical Excellence (NICE) for further review as part of its new Highly Specialised Technologies program. In July 2013, the Government's Clinical Priorities Advisory Group (CPAG) decided to recommend a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable. In September 2013, England's National Health Service adopted the positive CPAG recommendation and commissioned Soliris for the treatment of children and adults with aHUS. In March 2014, NICE acknowledged the value of Soliris to treat patients with aHUS, but requested more information from Alexion prior to finalizing its funding decision. Funding for patients in England is expected to be available through completion of NICE review. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every or even most countries in which we seek to sell Soliris.
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
The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market, batch failures, or interruption of production or a product recall such as the recalls we announced and voluntarily initiated in 2013. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities, such as the inspections that resulted in issuance of the Warning Letter. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.

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
Although we obtained regulatory approval to market and sell Soliris for PNH and aHUS in the United States, the European Union and Japan, and in other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.
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

•	refusing to approve pending Biologic License Applications (BLAs) or BLA supplements for Soliris.
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
In January 2014 we agreed to acquire a vialing facility in Ireland to support global distribution of Soliris and Alexion's other clinical and commercial products and we completed the acquisition in April 2014. To date, we have relied entirely on third party vialers and have never operated our own vialing facility. We cannot guarantee that we will be able to successfully complete the appropriate validation processes or obtain the necessary regulatory approvals, or that we will be able to perform vialing services at this facility to support our product requirements.
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
For the three months ended March 31, 2014, our largest customer accounted for 16% of our global Soliris net product sales, and our three largest customers accounted for approximately 31% of our global net product sales. As of March 31, 2014, our single largest customer accounted for 21% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.

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
All of our product candidates except Soliris and asfotase alfa are in early stages of development, and we do not expect our early stage product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States, the European Union and Japan. Although we are preparing for a commercial launch of asfotase alfa for the treatment of hypophosphatasia, we do not know when or if asfotase alfa will be approved by the FDA, EMA or any other regulatory agency. We have commenced a rolling submission of our BLA for asfotase alfa, which allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis, While we believe a rolling submission will allow us to expedite the review of the application, we cannot predict how long the approval process will take or when we will receive approval, if at all. We do not know when or if our other product candidates will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States, in the European Union and in other territories. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
 Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, vialing and labeling. We have changed or added third party vialers in the past in order to support uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party vialers in a timely manner or at all, or that any third party vialer will be able to perform such services for sufficient product volumes for any country or territory. A regulator may also refuse to approve a BLA if the manufacturing facility or service provider for the relevant product candidate is not approved. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from third parties, such as asfotase alfa, ALXN1102 and cPMP. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
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
•limit our flexibility in planning for, or reacting to changes in, our business.
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
We continue to monitor economic conditions, including volatility associated with U.S. and international economies, associated impacts on the financial markets and our business, and the sovereign debt issues in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union have deteriorated over the last several years. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of March 31, 2014.
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
 Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of health care. Any such government-adopted health care measures could adversely impact the pricing of Soliris or the amount of coverage and reimbursement available for Soliris from governmental agencies or other third-party payers. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, and fraud and abuse enforcement. While the constitutionality of key provisions of PPACA have been upheld by the Supreme Court, legislative changes remain possible. In addition, our industry may be affected by broader legislation addressing federal spending, including, for example, a sequester that took effect in March 2013 and cuts to most Medicare spending by 2%. As another example, the governments of Germany and Spain each approved increases to mandatory rebates on the sales of pharmaceutical products. Further in January 2013, Alexion was informed by the Advisory Group for National Specialised Services that although Soliris would help save lives and improve the quality of life for children and adults with aHUS, the U.K. Health Ministers decided not to recommend national commissioning of Soliris for the treatment of aHUS and at that time determined to refer the evaluation of Soliris for treatment of patients with aHUS to NICE for further review as part of its new Highly Specialised Technologies program. In July 2013, CPAG recommended a formal clinical access policy that includes aHUS patients who have functioning kidneys as well as patients on dialysis who are transplantable. In September 2013, England's National Health Service adopted the positive CPAG recommendation and commissioned Soliris for the treatment of children and adults with aHUS. In March 2014, NICE acknowledged the value of Soliris to treat patients with aHUS, but requested more information from Alexion prior to finalizing its funding decision. Funding for patients in England is expected to be available through completion of NICE review.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2014	—	$—	—	$322,311
February 1-28, 2014	—	$—	—	$322,311
March 1-31, 2014	137	$161.00	137	$300,254
Total	137	$161.00	137
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) Notes To Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: April 25, 2014		Leonard Bell, M.D. Chief Executive Officer, Treasurer and Director (principal executive officer)

	By:	/s/ Vikas Sinha
Date: April 25, 2014		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)