Form 10-Q
period 2014-06-30
ALEXION PHARMACEUTICALS INC
filed 2014-07-25
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	197,814,997
Class	Outstanding as of July 23, 2014

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$612,045	$529,857
Marketable securities	982,317	984,994
Trade accounts receivable, net	440,699	421,752
Inventories	144,859	102,602
Deferred tax assets	50,281	41,432
Prepaid expenses and other current assets	111,105	106,220
Total current assets	2,341,306	2,186,857
Property, plant and equipment, net	273,326	201,109
Intangible assets, net	599,786	609,719
Goodwill	254,073	254,073
Deferred tax assets	7,417	3,394
Other assets	77,902	62,544
Total assets	$3,553,810	$3,317,696
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$36,066	$21,596
Accrued expenses	204,743	402,344
Deferred revenue	72,271	53,801
Current portion of long-term debt	48,000	48,000
Other current liabilities	56,621	56,688
Total current liabilities	417,701	582,429
Long-term debt, less current portion	33,500	65,000
Contingent consideration	108,232	106,744
Facility lease obligation	59,515	32,230
Deferred tax liabilities	96	101,241
Other liabilities	53,184	47,973
Total liabilities	672,228	935,617
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 200,035 and 197,941 shares issued at June 30, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	2,467,945	2,106,183
Treasury stock, at cost, 2,134 and 985 shares at June 30, 2014 and December 31, 2013, respectively	(258,880)	(80,365)
Accumulated other comprehensive loss	(32,450)	(22,857)
Retained earnings	704,947	379,098
Total stockholders' equity	2,881,582	2,382,079
Total liabilities and stockholders' equity	$3,553,810	$3,317,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net product sales	$512,495	$370,091	$1,079,111	$709,032
Cost of sales	39,626	39,377	72,565	74,646
Operating expenses:
Research and development	92,554	68,563	284,011	143,099
Selling, general and administrative	159,477	123,189	288,768	232,015
Impairment of intangible asset	—	—	3,464	—
Acquisition-related costs	1,989	1,167	1,951	4,401
Amortization of purchased intangible assets	—	104	—	208
Total operating expenses	254,020	193,023	578,194	379,723
Operating income	218,849	137,691	428,352	254,663
Other income and expense:
Investment income	1,714	718	3,927	1,155
Interest expense	(715)	(1,056)	(1,778)	(2,227)
Foreign currency gain (loss)	(1,202)	(90)	56	413
Income before income taxes	218,646	137,263	430,557	254,004
Income tax provision	52,151	41,378	104,708	75,902
Net income	$166,495	$95,885	$325,849	$178,102
Earnings per common share
Basic	$0.84	$0.49	$1.65	$0.92
Diluted	$0.83	$0.48	$1.62	$0.90
Shares used in computing earnings per common share
Basic	197,880	195,247	197,838	193,944
Diluted	201,524	199,299	201,715	198,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$166,495	$95,885	$325,849	$178,102
Other comprehensive income (loss), net of tax:
Foreign currency translation	46	(77)	552	(1,529)
Unrealized gains (losses) on marketable securities	299	(226)	1,110	(226)
Unrealized losses on pension obligation	(2,685)	(2,684)	(2,685)	(2,684)
Unrealized (losses) gains on hedging activities, net of tax of $(526), $(587), $(1,771) and $1,923, respectively	(3,675)	(8,448)	(8,570)	17,330
Other comprehensive loss, net of tax	(6,015)	(11,435)	(9,593)	12,891
Comprehensive income	$160,480	$84,450	$316,256	$190,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$325,849	$178,102
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	19,042	13,014
Impairment of intangible asset	3,464	—
Change in fair value of contingent consideration	1,951	3,378
Share-based compensation expense	52,254	34,812
Premium amortization of available-for-sale securities	8,163	25
Deferred taxes	(112,425)	25,985
Unrealized foreign currency gain	(4,046)	(457)
Unrealized loss (gain) on forward contracts	161	(561)
Excess tax benefit from stock options	(254,547)	(57,317)
Other	148	23
Changes in operating assets and liabilities:
Accounts receivable	(9,179)	(55,178)
Inventories	(34,972)	(14,391)
Prepaid expenses and other assets	(17,815)	10,160
Accounts payable, accrued expenses and other liabilities	78,298	4,246
Deferred revenue	18,749	2,352
Net cash provided by operating activities	75,095	144,193
Cash flows from investing activities:
Purchases of available-for-sale securities	(278,134)	(185,322)
Proceeds from maturity or sale of available-for-sale securities	275,946	2,002
Purchases of trading securities	(1,765)	—
Purchases of other investments	(25,000)	—
Purchases of property, plant and equipment	(61,189)	(14,012)
Other	26	(207)
Net cash used in investing activities	(90,116)	(197,539)
Cash flows from financing activities:
Payments on term loan	(31,500)	(12,000)
Excess tax benefit from stock options	254,547	57,317
Repurchase of common stock	(178,515)	(66,136)
Net proceeds from the exercise of stock options	52,181	23,577
Other	(81)	(99)
Net cash provided by financing activities	96,632	2,659
Effect of exchange rate changes on cash	577	(2,350)
Net change in cash and cash equivalents	82,188	(53,037)
Cash and cash equivalents at beginning of period	529,857	989,501
Cash and cash equivalents at end of period	$612,045	$936,464

Supplemental cash flow disclosures from investing and financing activities:
Construction in process related to facility lease obligation	$27,284	$6,854
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of Alexion and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	June 30,	December 31,
	2014	2013
Raw materials	$16,693	$12,170
Work-in-process	56,783	62,192
Finished goods	71,383	28,240
	$144,859	$102,602

As of June 30, 2014, we had capitalized $9,627 of inventory produced for commercial sale for products awaiting regulatory approval. At December 31, 2013, we did not have any inventory capitalized associated with such products.

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	June 30, 2014	December 31, 2013
Licenses, patents and purchased technology, net	$4,736	$11,205
Acquired in-process research and development	595,050	598,514
Intangible assets	$599,786	$609,719
Goodwill	$254,073	$254,073
During first quarter of 2014, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on a reassessment of scientific findings associated with this acquired asset. As a result, during the six months ended June 30, 2014, we recognized an impairment of $3,464 to adjust this asset to fair value, which was determined to be de minimis.

5.	Debt
On February 7, 2012, we entered into a Credit Agreement with a syndicate of banks that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
As of June 30, 2014, we had $81,500 outstanding on the term loan. As of June 30, 2014, we had open letters of credit of $12,445, and our borrowing availability under the revolving facility was $187,555.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income used for basic and diluted calculation	$166,495	$95,885	$325,849	$178,102
Shares used in computing earnings per common share—basic	197,880	195,247	197,838	193,944
Weighted-average effect of dilutive securities:
Stock awards	3,644	4,052	3,877	4,152
Dilutive potential common shares	3,644	4,052	3,877	4,152
Shares used in computing earnings per common share—diluted	201,524	199,299	201,715	198,096
Earnings per common share:
Basic	$0.84	$0.49	$1.65	$0.92
Diluted	$0.83	$0.48	$1.62	$0.90
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and six months ended June 30, 2014 were 1,698 and 1,151 shares of common stock, respectively, because their effect is anti-dilutive. Similarly, we excluded 2,265 and 3,037 shares from the calculation of EPS for the three and six months ended June 30, 2013, respectively, because their effect was anti-dilutive.

7.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$66,448	$—	$—	$66,448
Corporate bonds	484,588	916	(120)	485,384
Municipal bonds	207,643	251	—	207,894
Other government-related obligations:
U.S.	51,969	37	(21)	51,985
Foreign	149,573	208	(41)	149,740
Bank certificates of deposit	18,004	5	—	18,009
	$978,225	$1,417	$(182)	$979,460

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

The aggregate fair value of available-for-sale securities in an unrealized loss position as of June 30, 2014 and December 31, 2013 was $210,079 and $461,634, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months are not material. As of June 30, 2014, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$—	$43,780
Marketable securities	979,460	983,977
	$979,460	$1,027,757

The fair values of available-for-sale debt securities at June 30, 2014, by contractual maturity, are summarized as follows:

June 30, 2014
Due in one year or less	$417,471
Due after one year through three years	561,989
Due after three years through five years	—
$979,460

As of June 30, 2014 and December 31, 2013, the fair value of our trading securities was $2,857 and $1,017, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our trading securities and available-for-sale investments were not material for the three and six months ended June 30, 2014 and 2013.

8.	Derivative Instruments and Hedging Activities
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro, Japanese Yen, and British Pound. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At June 30, 2014, we had open contracts with notional amounts totaling $1,410,389 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Gain (loss) recognized in AOCI, net of tax	$(4,119)	$(1,388)	$(8,063)	$29,537
Gain (loss) reclassified from AOCI to net product sales (effective portion), net of tax	$(608)	$6,864	$500	$11,579
Gain reclassified from AOCI to other income and expense (ineffective portion), net of tax	$164	$196	$7	$628
Assuming no change in foreign exchange rates from market rates at June 30, 2014, $7,000 of losses recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2014, the notional amount of foreign exchange contracts where hedge accounting is not applied was $239,318.
We recognized a gain (loss) of $(1,640) and $1,837, in other income and expense, for the three months ended June 30, 2014 and 2013, respectively, and $649 and $8,787, for the six months ended June 30, 2014 and 2013, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at June 30, 2014 and December 31, 2013:

	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$13,018	Other current liabilities	$19,729
Foreign exchange forward contracts	Other non-current assets	4,115	Other non-current liabilities	11,285
Total fair value of derivative instruments		$17,133		$31,014

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$21,815	Other current liabilities	$20,228
Foreign exchange forward contracts	Other non-current assets	9,839	Other non-current liabilities	14,864
Total fair value of derivative instruments		$31,654		$35,092

The fair value of our foreign exchange forward contracts that are not designated as hedging instruments was zero as of June 30, 2014 and December 31, 2013.

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

	June 30, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$17,133	$—	$17,133	$(15,934)	$—	$1,199
Derivative liabilities	(31,014)	—	(31,014)	15,934	—	(15,080)

	December 31, 2013
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$31,654	$—	$31,654	$(27,256)	$—	$4,398
Derivative liabilities	(35,092)	—	(35,092)	27,256	—	(7,836)

9.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at the Company's discretion. Under the program, we repurchased 1,012 and 353 shares of our common stock at a cost of $156,458 and $31,029 during the three months ended June 30, 2014 and 2013,

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

respectively, and 1,149 and 758 shares of our common stock at a cost of $178,515 and $66,136 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there is a total of $143,796 remaining for repurchases under the program.
Subsequent to June 30, 2014, we repurchased 180 shares of our common stock under our repurchase program at a cost of $28,968.

10.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2014 and 2013:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2013	$(11,502)	$(146)	$(3,827)	$(7,382)	$(22,857)
Other comprehensive income before reclassifications	(3,086)	1,111	(8,063)	552	(9,486)
Amounts reclassified from other comprehensive income	401	(1)	(507)	—	(107)
Net other comprehensive income (loss)	(2,685)	1,110	(8,570)	552	(9,593)
Balances, June 30, 2014	$(14,187)	$964	$(12,397)	$(6,830)	$(32,450)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2012	$(5,712)	$—	$15,156	$(2,809)	$6,635
Other comprehensive income before reclassifications	(2,873)	(225)	29,537	(1,529)	24,910
Amounts reclassified from other comprehensive income	189	(1)	(12,207)	—	(12,019)
Net other comprehensive income (loss)	(2,684)	(226)	17,330	(1,529)	12,891
Balances, June 30, 2013	$(8,396)	$(226)	$32,486	$(4,338)	$19,526

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2014	2013	2014	2013
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$(695)	$7,502	$571	$12,655	Net product sales
Ineffective portion of foreign exchange contracts	187	214	8	686	Foreign currency gain (loss)
	(508)	7,716	579	13,341
	64	(656)	(72)	(1,134)	Income tax provision
	$(444)	$7,060	$507	$12,207
Unrealized Gains (Losses) from Marketable Securities
Realized gains (losses) on sale of securities	$—	$2	$2	$2	Investment income
	—	2	2	2
	—	(1)	(1)	(1)	Income tax provision
	$—	$1	$1	$1
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(359)	$(131)	$(438)	$(207)	(a)
	(359)	(131)	(438)	(207)
	31	11	37	18	Income tax provision
	$(328)	$(120)	$(401)	$(189)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 13 for additional details).

11.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2014
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$256,300	$—	$256,300	$—
Marketable securities	Mutual funds	$2,857	$2,857	$—	$—
Marketable securities	Commercial paper	$66,448	$—	$66,448	$—
Marketable securities	Corporate bonds	$485,384	$—	$485,384	$—
Marketable securities	Municipal bonds	$207,894	$—	$207,894	$—
Marketable securities	Other government-related obligations	$201,725	$—	$201,725	$—
Marketable securities	Bank certificates of deposit	$18,009	$—	$18,009	$—
Other current assets	Foreign exchange forward contracts	$13,018	$—	$13,018	$—
Other assets	Foreign exchange forward contracts	$4,115	$—	$4,115	$—
Other current liabilities	Foreign exchange forward contracts	$19,729	$—	$19,729	$—
Other liabilities	Foreign exchange forward contracts	$11,285	$—	$11,285	$—
Other current liabilities	Acquisition-related contingent consideration	$36,395	$—	$—	$36,395
Contingent consideration	Acquisition-related contingent consideration	$108,232	$—	$—	$108,232

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

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2014.

Valuation Techniques
We classify mutual fund investments, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy consist of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Our derivative assets and liabilities include foreign exchange derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk, as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.
Contingent consideration liabilities related to acquisitions are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of June 30, 2014, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of June 30, 2014, the fair value of acquisition-related contingent consideration was $144,627. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six months ended
June 30, 2014
Balance at beginning of period	$(142,676)
Changes in fair value	(1,951)
Balance at end of period	$(144,627)

12.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Provision for income taxes	$52,151	$41,378	$104,708	$75,902
Effective tax rate	23.9%	30.1%	24.3%	29.9%

The tax provision for the three and six months ended June 30, 2014 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the six months ended June 30, 2014 is $2,128 of tax attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The tax provision for the three and six months ended June 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the six months ended June 30, 2013 is a benefit of $3,033 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The reduction in the effective tax rate for the

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

three and six months ended June 30, 2014 as compared to the same periods in the prior year is primarily attributable to the centralization of our global supply chain and technical operations in Ireland.
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
The U.S. Federal tax credit for research and experimentation expenses expired again on December 31, 2013. In connection with this expiration, our 2014 tax provision does not include any benefit from the U.S. Federal tax credit for research and experimentation.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.

13.	Employee Benefit Plans
Deferred Compensation Plan
Effective June 15, 2013, we began sponsoring a nonqualified deferred compensation plan which allows certain highly-compensated employees to make voluntary deferrals of up to 80% of their base salary and incentive bonuses. The plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee's eligible earnings, up to the IRS annual 401(k) contribution limitations. Employee deferrals and employer matching contributions under the plan began in the third quarter of 2013. Matching contributions were not material for the three and six months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, we recorded a liability of $2,857 and $1,097 associated with our nonqualified deferred compensation plan. We invest employee deferrals and employer matching contributions in mutual fund investments. These investments, which are recorded at the same value as the liability, are classified as trading securities and are included in marketable securities in our condensed consolidated balance sheet.
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual's base salary and incentive cash bonus. For the three months ended June 30, 2014 and 2013, we recorded matching contributions of approximately $2,279, and $1,497, respectively. For the six months ended June 30, 2014 and 2013, we recorded matching contributions of approximately $4,936 and $3,264, respectively.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The components of net periodic benefit cost were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$2,622	$1,326	$4,185	$2,711
Interest cost	200	123	400	249
Expected return on plan assets	(232)	(156)	(463)	(314)
Employee contributions	(482)	(358)	(877)	(713)
Amortization	359	131	438	207
Total net periodic benefit cost	$2,467	$1,066	$3,683	$2,140

14.	Leases

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
Construction of the new facility began in June 2013 and is expected to be completed in 2015. As of June 30, 2014, we recorded a construction-in-process asset of $62,157, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $59,515 associated with the new facility.

15.	License Agreements
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
In addition to the option agreement, we purchased $25,000 of non-voting preferred equity of Moderna LLC, Moderna's non-public parent company. We recorded this investment at cost within other assets in our condensed consolidated balance sheets. We regularly monitor the investment to evaluate whether there has been an other-than-temporary decline in its fair value, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions. The carrying value of this investment was not impaired as of June 30, 2014.

16.	Commitments and Contingencies
Commitments
Lonza Agreement
We have supply agreements with Lonza Group AG and its affiliates (Lonza), a third party manufacturer, relating to the manufacture of Soliris and asfotase alfa. We have various agreements with Lonza, with remaining total commitments of approximately $146,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Contingent Liabilities
We are currently involved in various claims, lawsuits and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results.
In March 2013, we received a Warning Letter from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA in April 2013. We continue to manufacture products, including Soliris, in this facility. In the first quarter of 2014, we submitted our request for inspection to the FDA, and we are currently awaiting this re-inspection of ARIMF. While the resolution of this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In 2013 and 2014, we initiated voluntary recalls and replacements of certain lots of Soliris due to the presence of visible particles detected in a limited number of vials in these lots. These recalls did not interrupt the supply of Soliris to patients. Following investigation, we believe that we have identified the filling process step that resulted in the presence of the visible particles and we have implemented the changes necessary to modify the process step. During the fourth quarter of 2013, we recorded expense of $14,277 in cost of sales resulting from the expected disposal of inventory in 2014, and we do not expect a material impact from these recalls in 2014.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration in the March 2013 Warning Letter, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission (the SEC).
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Soliris is the first and only therapy approved for the treatment of patients with PNH, a debilitating and life-threatening ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. .  Additionally, we are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body (TMA) leading to kidney failure, stroke, heart attack and death. Soliris is the first and only therapy approved for the treatment of adult and pediatric patients with aHUS. Pursuant to a post marketing requirement imposed by the FDA, we have now completed both a prospective open-label trial in adults with aHUS, as well as, a prospective trial of pediatric patients with aHUS. In May 2014, based on data from these trials, the FDA approved conversion of Soliris accelerated approval in aHUS to regular approval for the treatment of adult and pediatric patients with aHUS to inhibit complement-mediated TMA.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Clinical Development Program
Our significant programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Transplant	Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
		Delayed Kidney Transplant Graft Function*	Phase II
	Nephrology	STEC-HUS (Shiga-toxin producing E. Coli Hemolytic Uremic Syndrome)*	Phase II
	Neurology	Neuromyelitis Optica (NMO)	Phase III
		Myasthenia Gravis (MG)	Phase III
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase II
ALXN 1007	Inflammatory Disorders	Anti-phospholipid Syndrome	Phase II
* Investigator Initiated Trial

Soliris (eculizumab)

Transplant
Acute Antibody Mediated Rejection (AMR) in Presensitized Kidney Transplant Patients
AMR is the term used to describe a type of transplant rejection that occurs when the recipient has antibodies to the donor organ. Enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from deceased organ donors was completed in March 2013. The study was re-opened in October 2013 to enroll additional patients at the request of participating investigators. Enrollment in this expanded trial has been completed and patient follow-up in the trial is continuing. In September 2013, researchers presented positive preliminary data from the eculizumab deceased-donor AMR kidney transplant study at the European Society of Organ Transplant in Vienna, Austria.
Enrollment in a multi-national, multi-site randomized controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from living donors has been completed and patient follow-up in the trial is ongoing. Enrollment in a U.S., multi-site, open-label, randomized, controlled, investigator-initiated trial of eculizumab to treat kidney transplant patients who are diagnosed with biopsy proven acute AMR has been initiated.
In April 2014, the EC granted orphan drug designation to eculizumab for the prevention of graft rejection following solid organ transplantation.
Delayed Kidney Transplant Graft Function
DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. Enrollment has been completed in an investigator-initiated Phase II study of eculizumab in patients at elevated risk for delayed graft function (DGF) following kidney transplant. Eculizumab has been granted orphan drug designation for DGF by the FDA and, in the first quarter of 2014, the EC granted orphan drug designation to eculizumab for prevention of DGF after solid organ transplantation. Following positive discussions with regulators in the U.S. and EU, we plan to initiate a single multinational DGF registration trial in the third quarter of 2014.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Nephrology
Shiga-toxin producing E. coli Hemolytic Uremic Syndrome (STEC-HUS)
STEC-HUS is an ultra-rare disorder, comprising only a small sub-set of the already rare population of patients with enterohemorrhagic Escherichia coli (EHEC). We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with STEC-HUS.
Neurology
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. In an investigator-initiated Phase II clinical trial of eculizumab in severe and relapsing NMO, eculizumab reduced the median number of NMO attacks at 12 months with a high degree of statistical significance. In the first half of 2014, a single pivotal trial in patients with relapsing NMO commenced patient enrollment. The FDA and the EC have each granted orphan designation for eculizumab as a treatment for patients with NMO.
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with refractory generalized MG indicated improvement in clinical measures. In the second quarter of 2014, we commenced a Phase III pivotal trial to evaluate eculizumab as a treatment for patients with refractory generalized MG. In addition, the FDA has granted orphan designation for eculizumab as a treatment for patients with MG.

Asfotase Alfa
Hypophosphatasia (HPP)
HPP is an ultra-rare, genetic, and life-threatening metabolic disease characterized by impaired phosphate and calcium regulation, leading to progressive damage to multiple vital organs including destruction and deformity of bones, profound muscle weakness, seizures, impaired renal function, and respiratory failure.
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse its severe, crippling and life-threatening complications in patients with HPP. Initial studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. In 2013, asfotase alfa received Breakthrough Therapy Designation from the FDA.
We continue to enroll and dose patients in a separate multinational Phase II open-label study of infants and children with HPP. Interim results of this trial were presented at the European Society of Pediatric Endocrinology meeting held in September 2013. Results of 15 enrolled and treated patients representing a range of HPP characteristics were summarized, showing that the primary efficacy endpoint was achieved with a high degree of clinical and statistical significance and several key secondary endpoints were also achieved.
We have completed enrollment in a natural history study in infantile-onset patients with HPP and have completed our initial analysis for the study. The natural history study in juveniles with HPP is ongoing and is expected to be completed in the fall. We have commenced a rolling submission of our U.S. Biologics License Application (BLA) for asfotase alfa, which allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis.  We submitted certain portions of the BLA to the FDA during the second quarter and expect to complete the submission of the remaining sections in the fall of 2014. In July 2014, we announced that the European Medicines Agency (EMA) informed us that it had validated, and granted accelerated assessment to, our Marketing Authorization Application (MAA) for asfotase alfa for the treatment of HPP.  We believe the analysis of our clinical data is supportive of our regulatory filings in the U.S. and EU and anticipated regulatory filing in Japan.

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is a rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables production of certain enzymes, the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the cPMP replacement therapy in a small number of children with MoCD Type A, and we have initiated a natural history study in patients

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

with MoCD Type A. In October 2013, cPMP received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic cPMP replacement therapy in a Phase I healthy volunteer study is complete. As a result, we have initiated a multi-center, multinational, open-label clinical trial of synthetic cPMP in patients with MoCD Type A being treated with recombinant Escherichia coli-derived cPMP.

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. As a result of meetings with the FDA, we commenced screening in a Phase II proof-of-concept study in patients with anti-phospholipid syndrome, a severe life-threatening and ultra-rare disorder, in the second quarter of 2014. A second proof-of-concept study in another severe life-threatening and ultra-rate disorder is expected to start in the second half of 2014.
Manufacturing
We currently rely on three manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and two facilities operated by Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical bulk quantities of Soliris, and we rely on a facility operated by Lonza for clinical quantities of asfotase alfa. We produce our clinical and preclinical quantities of our other product candidates at ARIMF. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including manufacturing services, product finishing, packaging, filling and labeling.
In March 2013, we received a Warning Letter from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA in April 2013. We continue to manufacture products, including Soliris, in this facility. In the first quarter of 2014, we submitted our request for inspection to the FDA, and we are currently awaiting this re-inspection of ARIMF. While the resolution of the issues raised in this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
The EMA inspected ARIMF in January 2013, and a good manufacturing practices certificate was issued in May 2013.
In 2013 and 2014, we initiated voluntary recalls and replacements of certain lots of Soliris due to the presence of visible particles detected in a limited number of vials in these lots. These recalls did not interrupt the supply of Soliris to patients. Following investigation, we believe that we have identified the filling process step that resulted in the presence of the visible particles and we have implemented the changes necessary to modify the process step. During the fourth quarter of 2013, we recorded expense of $14,277 in cost of sales resulting from the expected disposal of inventory in 2014, and we do not expect a material impact from these recalls in 2014.
In April 2014, we purchased a filling facility in Athlone, Ireland.  Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned filling and packaging facility for Soliris and other clinical and commercial products. Our plans for future expansion in Ireland also include the purchase of property in Dublin, Ireland, in April 2014, for the construction of office and laboratory facilities.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.
Results of Operations
Net Product Sales
The following table summarizes net product sales for the three and six months ended June 30, 2014 and 2013:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2014	2013	Variance	2014	2013	Variance
Net product sales	$512,495	$370,091	$142,404	$1,079,111	$709,032	$370,079
In March 2014, we entered into an agreement with the French government which positively impacts prospective reimbursement of Soliris and also provides for reimbursement for shipments made in years prior to January 1, 2014. As a result of the agreement, in the first quarter of 2014, we recognized $87,830 of net product sales from Soliris in France relating to years prior to January 1, 2014.
Exclusive of the $87,830 recognized related to prior years, the increase of 38% and 40% in revenue for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to an increased volume of unit shipments and increased price, partially offset by a negative impact of foreign exchange. The increase in revenue of 38.5% and 40% for the three and six months ended June 30, 2014, respectively, was due to an increase in unit volumes of 34.4% and 35.6% and a positive price impact of 5.4% and 5.9%, offset by a negative impact on foreign exchange of 1.3% and 1.7%. The increase in volume was largely due to physicians globally requesting Soliris therapy for additional patients. The positive price impact of 5.4% and 5.9% for the three and six months ended June 30, 2014, respectively, was primarily due to the agreement with the French government and a reduction in estimated rebates in Germany, offset by an increase in rebates in certain countries in Europe.
The negative impact on foreign exchange of $4,885 and $11,747, or 1.3% and 1.7%, for the three and six months ended June 30, 2014 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three and six months ended June 30, 2013. The negative impact was primarily due to changes in the Japanese Yen and the Russian Ruble. We recorded a (loss) gain in revenue of $(695) and $7,502 for the three months ended June 30, 2014 and 2013, respectively, and $571 and $12,655 for the six months ended June 30, 2014 and 2013, respectively, related to our foreign currency cash flow hedging program.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
In the first quarter of 2014, we entered into a settlement agreement with a third party related to the calculation of royalties payable to such third party under a pre-existing license agreement. Based on this settlement agreement, the Company recorded a reversal of accrued royalties of $5,124 as a reduction of cost of sales.
In the first quarter of 2014, we also recorded an incremental impact in cost of sales of $2,055 for additional royalties related to the $87,830 of net product sales from prior year shipments.
Exclusive of the royalty items noted above, cost of sales were $39,626 and $39,377 for the three months ended June 30, 2014 and 2013, respectively, and $75,634 and $74,646 for the six months ended June 30, 2014 and 2013, respectively. Exclusive of the royalty items noted above, cost of sales as a percentage of product revenue (exclusive of the $87,830 recognized related to prior years), was 7.7% and 10.6% for the three months ended June 30, 2014 and 2013, respectively, and 7.6% and 10.5% for the six months ended June 30, 2014 and 2013, respectively. The decrease in cost of sales as a percentage of sales resulted from a decrease in royalties on sales of Soliris.
Research and Development Expense
Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs. We group our research and development expenses into two major categories: external direct expenses and all other research and development (R&D) expenses.
External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research, as well as costs associated with strategic licensing agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of eculizumab and other product candidates. Licensing agreement costs include upfront and milestone payments made in connection with strategic licensing arrangements we have entered into with third parties. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2014	2013	Variance	2014	2013	Variance
Clinical development	$26,382	$16,501	$9,881	$50,299	$27,996	$22,303
Product development	12,142	12,921	(779)	25,181	36,516	(11,335)
Licensing agreements	—	—	—	101,925	3,000	98,925
Discovery research	2,349	2,648	(299)	4,930	3,978	952
Total external direct expenses	40,873	32,070	8,803	182,335	71,490	110,845
Payroll and benefits	44,480	32,066	12,414	88,499	62,784	25,715
Operating and occupancy	3,765	1,973	1,792	6,641	4,209	2,432
Depreciation and amortization	3,436	2,454	982	6,536	4,616	1,920
Total other R&D expenses	51,681	36,493	15,188	101,676	71,609	30,067
Research and development expense	$92,554	$68,563	$23,991	$284,011	$143,099	$140,912

For the three months ended June 30, 2014, the increase of $23,991 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $9,881 in external clinical development expenses related primarily to an expansion of studies within our eculizumab programs (see table below).

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•	Increase of $12,414 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.
For the six months ended June 30, 2014, the increase of $140,912 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $22,303 in external clinical development expenses related primarily to an expansion of studies within our eculizumab programs and additional clinical costs associated with our asfotase alfa program (see table below).

•	Decrease of $11,335 in external product development expenses related primarily to a decrease in costs associated with the production of asfotase alfa for clinical trials.

•	Increase of $98,925 in licensing agreements primarily related to the upfront payment of $100,000 on the license agreement entered into with Moderna Therapeutics, Inc. in the first quarter of 2014.

•	Increase of $25,715 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2014	2013	Variance	2014	2013	Variance
External direct expenses
Eculizumab	$17,235	$9,578	$7,657	$32,731	$16,321	$16,410
Asfotase alfa	5,105	4,019	1,086	9,347	6,284	3,063
cPMP	1,855	1,468	387	3,408	2,788	620
Other programs	1,212	975	237	2,813	1,783	1,030
Unallocated	975	461	514	2,000	820	1,180
	$26,382	$16,501	$9,881	$50,299	$27,996	$22,303
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2014	2013	Variance	2014	2013	Variance
Salary, benefits and other labor expense	$95,338	$73,233	$22,105	$177,756	$141,162	$36,594
External selling, general and administrative expense	64,139	49,956	14,183	111,012	90,853	20,159
Total selling, general and administrative expense	$159,477	$123,189	$36,288	$288,768	$232,015	$56,753

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

For the three months ended June 30, 2014, the increase of $36,288 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $22,105. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $13,200 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $8,900 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $14,183. The increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, as well as an increase in other administrative functions to support our infrastructure growth.

For the six months ended June 30, 2014, the increase of $56,753 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $36,594. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $22,100 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $14,500 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $20,159. This increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, as well as an increase in other administrative functions to support our infrastructure growth.

Impairment of Intangible Asset
During the first quarter of 2014, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to the Taligen acquisition. We initiated such review based on a reassessment of scientific findings associated with this acquired asset. As a result, in the first quarter of 2014, we recognized an impairment of $3,464 to adjust this asset to fair value, which was determined to be de minimis. We did not recognize any impairment loss for intangible assets during the three and six months ended June 30, 2013.
Acquisition-related Costs
For the three and six months ended June 30, 2014 and 2013, acquisition-related costs associated with our business combinations included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Separately-identifiable employee costs	$—	$—	$—	$248
Professional fees	—	—	—	775
Changes in fair value of contingent consideration	1,989	1,167	1,951	3,378
	$1,989	$1,167	$1,951	$4,401
The following table provides information for acquisition-related costs for each business combination:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Enobia Pharma Corp.	$2,087	$719	$4,537	$3,710
Taligen Therapeutics, Inc.	23	56	(2,435)	171
Orphatec Pharmaceuticals GmbH	(121)	392	(151)	520
	$1,989	$1,167	$1,951	$4,401

Included in the acquisition-related costs for Taligen for the six months ended June 30, 2014 is a benefit of $2,458 related to the decrease in the fair value of contingent consideration related to this acquisition during the first quarter of 2014. The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to a reassessment of scientific findings associated with an early stage Phase I asset.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2014	2013	Variance	2014	2013	Variance
Investment income	$1,714	$718	$996	$3,927	$1,155	$2,772
Interest expense	(715)	(1,056)	341	(1,778)	(2,227)	449
Foreign currency gain (loss)	(1,202)	(90)	(1,112)	56	413	(357)
Total other income and expense	$(203)	$(428)	$225	$2,205	$(659)	$2,864
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $1,714 and $718, for the three months ended, and $3,927 and $1,155 for the six months ended June 30, 2014 and 2013, respectively.
We incur interest on our term notes and revolving credit facility. Interest expense was $715 and $1,056, for the three months ended, and $1,778 and $2,227 for the six months ended June 30, 2014 and 2013, respectively.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction gains (losses) totaled $(1,202) and $(90), for the three months ended, and $56 and $413, for the six months ended June 30, 2014 and 2013, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the three and six months ended June 30, 2014, we recorded an income tax provision of $52,151 and $104,708 and an effective tax rate of 23.9% and 24.3%, compared to an income tax provision of $41,378 and $75,902 and an effective tax rate of 30.1% and 29.9% for the three and six months ended June 30, 2013. The reduction in the effective tax rate is primarily attributable to the centralization of our global supply chain and technical operations in Ireland.
The tax provision for the three and six months ended June 30, 2014 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the six months ended June 30, 2014 is $2,128 of tax attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The tax provision for the three and six months ended June 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the six months ended June 30, 2013 is a benefit of $3,033 attributable to the 2012 U.S. Federal tax credit for research and experimentation.
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
The U.S. Federal tax credit for research and experimentation expenses expired again on December 31, 2013. In connection with this expiration, our 2014 tax provision does not include any benefit from the U.S. Federal tax credit for research and experimentation.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	$ Variance
Cash and cash equivalents	$612,045	$529,857	$82,188
Marketable securities	$982,317	$984,994	$(2,677)
Long-term debt (includes current portion)	$81,500	$113,000	$(31,500)

Current assets	$2,341,306	$2,186,857	$154,449
Current liabilities	417,701	582,429	(164,728)
Working capital	$1,923,605	$1,604,428	$319,177

The increase in cash and cash equivalents was primarily attributable to cash generated from operations, proceeds from the maturity or sale of available-for-sale securities, and net proceeds from the exercise of stock options. Offsetting these increases in cash were purchases of marketable securities, payments on our outstanding term loan, purchases of property, plant and equipment, and the repurchase of common stock. We also paid an upfront fee of $100,000 during the first quarter of 2014 related to an option agreement we entered into with Moderna Therapeutics, Inc. and an additional $25,000 for the purchase of Moderna LLC preferred equity.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At June 30, 2014, two individual customers accounted for 21% and 10% of the accounts receivable balance. At December 31, 2013, two individual customers accounted for 20% and 10% of the accounts receivable balance. For the three and six months ended June 30, 2014, one customer accounted for 19% and 18% of our product sales, respectively. For the three and six months ended June 30, 2013, one customer accounted for 20% of our product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. The adverse credit and economic conditions in Italy and Spain, among other members of the European Union, have improved in recent periods and, although collection of our accounts receivables due from these countries may extend beyond our standard credit terms, we do not expect any such delays to have a material impact on our financial condition or results of operations.
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2014, we have foreign exchange forward contracts with notional amounts totaling $1,649,707. These outstanding foreign exchange forward contracts had a net fair value of $(13,881), of which an unrealized gain of $17,133 is included in other assets, offset by an unrealized loss of $31,014 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

At June 30, 2014, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, marketable securities and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $876,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $561,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments totaling approximately $40,000.   As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Leases
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of June 30, 2014, we recorded a construction-in-process asset of $62,157, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $59,515 associated with the new facility.
License Agreements
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
Long-term Debt
In February 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of June 30, 2014, we had $81,500 outstanding on the term loan. As of June 30, 2014, we had open letters of credit of $12,445, and our borrowing availability under the revolving facility was $187,555. We expect that cash generated from operations will be sufficient to meet debt service obligations.
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
We have various agreements with Lonza, with remaining total commitments of approximately $146,000 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At June 30, 2014, approximately $281,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Under the program, we repurchased 1,149 and 758 shares of our common stock at a cost of $178,515 and $66,136 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there is a total of $143,796 remaining for repurchases under the program.
Subsequent to June 30, 2014, we repurchased 180 shares of our common stock under our repurchase program at a cost of $28,968.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,
	2014	2013	$ Variance
Net cash provided by operating activities	$75,095	$144,193	$(69,098)
Net cash used in investing activities	(90,116)	(197,539)	107,423
Net cash provided by financing activities	96,632	2,659	93,973
Effect of exchange rate changes on cash	577	(2,350)	2,927
Net change in cash and cash equivalents	$82,188	$(53,037)	$135,225
The increase in cash and cash equivalents was primarily attributable to cash generated from operations, proceeds from the maturity or sale of available-for-sale securities, and net proceeds from the exercise of stock options. Offsetting these increases in cash were purchases of marketable securities, payments on our outstanding term loan, purchases of property, plant and equipment, and the repurchase of common stock. We also paid an upfront fee of $100,000 during the first quarter of 2014 related to an option agreement we entered into with Moderna Therapeutics, Inc. and an additional $25,000 for the purchase of Moderna LLC preferred equity.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•
Our net income was $325,849 and $178,102 for the six months ended June 30, 2014 and 2013, respectively. During the first quarter of 2014, we recorded expense of $100,000 for an upfront payment related to an option agreement we entered into with Moderna Therapeutics, Inc.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, deferred taxes, unrealized foreign currency gains, and unrealized gains and losses on forward contracts, and were $(31,288) and $76,219 for the six months ended June 30, 2014 and 2013, respectively.

•
We reclassified $254,547 and $57,317 of windfall tax benefits from cash flows from operations to cash flows from financing activities, which caused a decrease in cash from operations during the six months ended June 30, 2014 and 2013. The amount of the windfall tax benefit was significantly higher during the six months ended June 30, 2014 due to an increased stock price and increased level of stock option exercises.

•
Net cash inflow (outflow) due to changes in operating assets and liabilities was $35,081 and $(52,811) for the six months ended June 30, 2014 and 2013, respectively. The $35,081 change in operating assets and liabilities primarily relates to:

•
Increase in inventory of $34,972 related to increased production of inventory to support commercial growth and the capitalization of $9,627 of inventory produced for commercial sale for products awaiting regulatory approval.

•	Increase of $17,815 in prepaid expenses and other assets primarily related to an increase in prepaid manufacturing expenses and prepaid taxes.

•
Increase of $78,298 in accounts payable, accrued expenses and other liabilities primarily related to an increase in trade accounts payable and a change in accrued income taxes, offset by a decrease in accruals for rebates of approximately $87,800 resulting from the agreement with the French government for reimbursement of prior year shipments and a decrease in accruals for royalties of approximately $20,100 resulting from the settlement agreement we entered into with a third party related to the calculation of royalties under a pre-existing license agreement.

•	Increase in deferred revenue of $18,749 due to increased shipments in advance of recognizing revenue.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $278,134 and $185,322 for the six months ended June 30, 2014 and 2013, respectively, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $275,946 and $2,002, respectively, during the same periods.

•	Purchase of $25,000 of preferred equity of Moderna LLC during the six months ended June 30, 2014.

•	Additions to property, plant and equipment of $61,189 and $14,012 for the six months ended June 30, 2014 and 2013, respectively.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $52,181 and $23,577 for the six months ended June 30, 2014 and 2013, respectively. Net cash flows for the six months ended June 30, 2014 and 2013 also include $254,547 and $57,317, respectively, of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
In connection with the acquisition of Enobia in February 2012, we borrowed $240,000 under the term loan facility. During the six months ended June 30, 2014 and 2013, we made payments of $31,500 and $12,000, respectively, against the term loan facility and the facility had $81,500 remaining outstanding as of June 30, 2014.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

During the six months ended June 30, 2014 and 2013, we repurchased $178,515 and $66,136 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of June 30, 2014, there is a total of $143,796 remaining for repurchases under the program.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2013, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.” There have not been any material changes to such contractual obligations since December 31, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except percentages)
Interest Rate Risk
As of June 30, 2014, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we invest in, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(11,697) and $6,918, respectively.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. As of June 30, 2014, we had approximately $81,500 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $815.
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Japanese Yen, and British Pound against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, and product sales denominated in foreign currencies. Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. We have operations based in Switzerland, and accordingly, our expenses are also impacted by fluctuations in the value of the Swiss Franc against the U.S. dollar.
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
As of June 30, 2014 and December 31, 2013, we held foreign exchange forward contracts with notional amounts totaling $1,649,707 and $1,222,464, respectively. As of June 30, 2014 and December 31, 2013, our outstanding foreign exchange forward contracts had a net fair value of $(13,881) and $(3,438), respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted intercompany revenues.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at June 30, 2014, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $152,000 at June 30, 2014. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.

Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. The adverse credit and economic conditions in Italy and Spain, among other members of the European Union, have improved in recent periods and, although collection of our accounts receivables due from these countries may extend beyond our standard credit terms, we do not expect any such delays to have a material impact on our financial condition or results of operations.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, filling, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA's approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy (REMS) program, approved by the FDA in 2010. The REMS program requires mandatory physician certification in the United States. Each physician must certify that the physician is aware of the potential risks associated with the administration of Soliris and that the physician will inform each patient of these risks using educational material approved by the FDA.
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
The discovery of any previously unknown problems with Soliris, a manufacturer or a facility may result in restrictions on Soliris, a manufacturer or a facility, including withdrawal of Soliris from the market, batch failures, or interruption of production or a product recall such as the recalls we announced and voluntarily initiated in 2013 and 2014. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing Soliris will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities, such as the inspections that resulted in issuance of the Warning Letter. We and any third party we would use to manufacture Soliris for sale, including Lonza, must also be licensed by applicable regulatory authorities.
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
Commercial quantities of Soliris are manufactured by Alexion at ARIMF and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we do not resolve outstanding concerns expressed by the FDA in the Warning Letter to the satisfaction of the FDA, EMA or any other regulatory agency, or we or our third-party providers, including our product fillers, packagers and labelers, fail to comply fully with applicable regulations then we may be required to initiate a recall or withdrawal of our products. We may also lose any redundancy in our manufacturing capabilities if we are no longer able to perform operations at ARIMF or any other facility. Regulatory agencies could take action that leads to product shortages. Such action may include:

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
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, filling and labeling. We have changed or added third party fillers in the past in order to support uninterrupted supply, and may do so in the future.  We currently rely on two third party fillers to support our commercial requirements in the United States, three to support requirements in the European Union, and two to support requirements in Japan. No guarantee can be made that any third party filler will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, competent authorities of the European Union member states, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements, including $14,277 with respect to the recall initiated in November 2013. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recalls that we initiated and announced in 2013 and 2014 due to the presence of visible particles in a limited number of vials in specific lots.
In April 2014, we acquired a filling facility in Ireland to support global distribution of Soliris and Alexion's other clinical and commercial products. To date, we have relied entirely on third party fillers and have never operated our own filling facility. We cannot guarantee that we will be able to successfully complete the appropriate validation processes or obtain the necessary regulatory approvals, or that we will be able to perform filling services at this facility to support our product requirements.
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
For the six months ended June 30, 2014, our largest customer accounted for 18% of our global Soliris net product sales, and our three largest customers accounted for approximately 33% of our global net product sales. As of June 30, 2014, our single largest customer accounted for 21% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
 Several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Similar legislation is being considered in other states. Additionally, as part of the Patient Protection and Affordable Care Act, the Federal government has enacted the Physician Payment Sunshine provisions, which requires manufacturers to publicly report gifts and payments made to physicians and teaching hospitals. Many of these requirements are new and uncertain, and the penalties for failure to comply with these requirements are unclear. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.
Similar strict restrictions are imposed on the promotion and marketing of drug products in the European Union, where a large portion of our non-U.S. business is conducted, and other territories. Laws in the European Union, including in the individual European Union member states, require promotional materials and advertising for drug products to comply with the product's Summary of Product Characteristics (SmPC), which is approved by the competent authorities. Promotion of a drug product which does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of drug products is prohibited in the European Union and in other territories. Laws in the European Union, including in the individual European Union member states, also prohibit the direct-to-consumer advertising of prescription-only drug products. Violations of the rules governing the promotion of drug products in the European Union and in other territories could be penalized by administrative measures, fines and imprisonment.
Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct in the individual European Union member states. The provision of any inducements to physicians to prescribe, recommend, endorse, order, purchase, supply, use or administer a drug product is prohibited. A number of European Union member states have introduced additional rules requiring pharmaceutical companies to publicly disclose their interactions with physicians and to obtain approval from employers, professional organizations and/or competent authorities before entering into agreements with physicians. Additional countries may consider or implement similar laws and regulations. Violations of these rules could lead to the imposition of fines or imprisonment.
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
Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, filling and labeling. We have changed or added third party fillers in the past in order to support uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party fillers in a timely manner or at all, or that any third party filler will be able to perform such services for sufficient product volumes for any country or territory. A regulator may also refuse to approve a BLA if the manufacturing facility or service provider for the relevant product candidate is not approved. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from third parties. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA, EMA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. For example, if future inspections by regulatory authorities of our facilities or the facilities of our third party providers identify issues, including issues similar to those raised in the Warning Letter, then manufacture of some of our product candidates and our business may be adversely affected. Further, we cannot assure you that we or our third party providers will successfully comply with all requirements and regulations. In the past we have had to write-off and incur other charges and expenses for production that failed to meet requirements and in 2013 and 2014 we instituted voluntary recalls due to the presence of visible particles in a limited number of vials in specific lots. Failure to comply with all requirements and regulations by third parties in the future could have a material adverse effect on our business.
 We can provide no assurance that we will be able to successfully manufacture our drug products in volumes that would be necessary to support commercial sales. We acquired ARIMF in July 2006. The EC, the FDA and MHLW have approved the use of ARIMF for the production of Soliris, and we are authorized to sell Soliris manufactured in ARIMF in the United States, the European Union, Japan and certain other territories. We are entirely dependent on only one third party provider for commercial filling in certain territories, including Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at ARIMF under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. ARIMF is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.
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
Until the quarter ended June 30, 2008, we had never been profitable since we were incorporated in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We launched Soliris for sale for the treatment of patients with PNH in the United States and Europe during 2007. We obtained marketing approval from the FDA and the EC for Soliris for the treatment of patients with aHUS in September and November 2011, respectively. In September 2013, the MHLW approved Soliris for the treatment of patients with aHUS in Japan. We have not obtained marketing approval for aHUS in any other country or territory. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, the European Union and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of Soliris in additional countries and regions and for aHUS and other indications, our ability to successfully market Soliris in additional countries and regions, our ability to successfully manufacture and commercialize our drug candidates and our ability to successfully bring our other product candidates to the major commercial markets throughout the world.
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
 We are highly dependent upon the efforts of our executive officers, and other key personnel in our commercial and technical organizations. There is intense competition in the biopharmaceutical industry for qualified commercial and technical personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the qualified personnel necessary for developing, manufacturing and commercializing our products and product candidates.

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
We continue to monitor economic conditions, including volatility associated with U.S. and international economies, associated impacts on the financial markets and our business, and the sovereign debt issues in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union have deteriorated over the last several years. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of June 30, 2014.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2014	547	$149.34	547	$218,500
May 1-31, 2014	255	$157.10	255	$178,439
June 1-30, 2014	210	$164.97	210	$143,796
Total	1,012	$154.54	1,012
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: July 25, 2014		Leonard Bell, M.D. Chief Executive Officer, Treasurer and Director (principal executive officer)

	By:	/s/ Vikas Sinha
Date: July 25, 2014		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)