Form 10-Q
period 2014-09-30
ALEXION PHARMACEUTICALS INC
filed 2014-10-24
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	198,286,879
Class	Outstanding as of October 22, 2014

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$752,164	$529,857
Marketable securities	1,029,543	984,994
Trade accounts receivable, net	436,467	421,752
Inventories	140,044	102,602
Deferred tax assets	54,381	41,432
Prepaid expenses and other current assets	147,279	106,220
Total current assets	2,559,878	2,186,857
Property, plant and equipment, net	328,476	201,109
Intangible assets, net	597,260	609,719
Goodwill	254,073	254,073
Deferred tax assets	49,620	3,394
Other assets	101,580	62,544
Total assets	$3,890,887	$3,317,696
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$23,175	$21,596
Accrued expenses	278,265	402,344
Deferred revenue	98,811	53,801
Current portion of long-term debt	48,000	48,000
Other current liabilities	54,286	56,688
Total current liabilities	502,537	582,429
Long-term debt, less current portion	21,500	65,000
Contingent consideration	107,073	106,744
Facility lease obligation	87,030	32,230
Deferred tax liabilities	4,971	101,241
Other liabilities	44,737	47,973
Total liabilities	767,848	935,617
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 201,074 and 197,941 shares issued at September 30, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	2,555,354	2,106,183
Treasury stock, at cost, 2,774 and 985 shares at September 30, 2014 and December 31, 2013, respectively	(363,513)	(80,365)
Accumulated other comprehensive income (loss)	48,500	(22,857)
Retained earnings	882,678	379,098
Total stockholders' equity	3,123,039	2,382,079
Total liabilities and stockholders' equity	$3,890,887	$3,317,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net product sales	$555,146	$400,405	$1,634,257	$1,109,437
Cost of sales:
Cost of sales	51,858	42,177	124,423	116,823
Change in contingent liability from intellectual property settlement	—	9,181	—	9,181
Total cost of sales	51,858	51,358	124,423	126,004
Operating expenses:
Research and development	100,661	88,209	384,672	231,308
Selling, general and administrative	157,665	122,886	446,433	354,901
Impairment of intangible asset	—	—	3,464	—
Acquisition-related costs	8,303	2,573	10,254	6,974
Amortization of purchased intangible assets	—	104	—	312
Total operating expenses	266,629	213,772	844,823	593,495
Operating income	236,659	135,275	665,011	389,938
Other income and expense:
Investment income	2,250	638	6,177	1,793
Interest expense	(655)	(1,078)	(2,433)	(3,305)
Foreign currency loss	(2,045)	(547)	(1,989)	(134)
Income before income taxes	236,209	134,288	666,766	388,292
Income tax provision	58,478	40,503	163,186	116,405
Net income	$177,731	$93,785	$503,580	$271,887
Earnings per common share
Basic	$0.90	$0.48	$2.54	$1.40
Diluted	$0.88	$0.47	$2.50	$1.37
Shares used in computing earnings per common share
Basic	198,052	195,662	197,910	194,520
Diluted	201,313	199,711	201,528	198,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$177,731	$93,785	$503,580	$271,887
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,996)	986	(2,444)	(543)
Unrealized gains (losses) on marketable securities	(776)	210	334	(17)
Unrealized losses on pension obligation	(570)	—	(3,255)	(2,682)
Unrealized (losses) gains on hedging activities, net of tax of $12,194, $(2,982), $10,423 and $(1,059), respectively	85,292	(32,945)	76,722	(15,616)
Other comprehensive income (loss), net of tax	80,950	(31,749)	71,357	(18,858)
Comprehensive income	$258,681	$62,036	$574,937	$253,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$503,580	$271,887
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28,395	20,239
Impairment of intangible asset	3,464	—
Change in fair value of contingent consideration	10,254	5,951
Share-based compensation expense	80,620	56,409
Premium amortization of available-for-sale securities	12,114	579
Deferred taxes	(160,456)	17,036
Unrealized foreign currency loss (gain)	9,253	(3,426)
Unrealized loss (gain) on forward contracts	(1,335)	(1,571)
Excess tax benefit from stock options	(286,325)	(95,832)
Other	253	177
Changes in operating assets and liabilities:
Accounts receivable	(22,731)	(98,432)
Inventories	(26,217)	(4,992)
Prepaid expenses and other assets	(6,241)	(3,629)
Accounts payable, accrued expenses and other liabilities	166,545	99,784
Deferred revenue	45,443	24,288
Net cash provided by operating activities	356,616	288,468
Cash flows from investing activities:
Purchases of available-for-sale securities	(451,842)	(420,515)
Proceeds from maturity or sale of available-for-sale securities	398,071	27,951
Purchases of trading securities	(2,412)	(473)
Purchases of other investments	(25,000)	—
Purchases of property, plant and equipment	(83,879)	(20,628)
Other	(628)	(205)
Net cash used in investing activities	(165,690)	(413,870)
Cash flows from financing activities:
Payments on term loan	(43,500)	(24,000)
Excess tax benefit from stock options	286,325	95,832
Repurchase of common stock	(283,148)	(66,136)
Net proceeds from the exercise of stock options	77,680	44,560
Payment of contingent consideration	—	(3,000)
Other	(119)	(133)
Net cash provided by financing activities	37,238	47,123
Effect of exchange rate changes on cash	(5,857)	(811)
Net change in cash and cash equivalents	222,307	(79,090)
Cash and cash equivalents at beginning of period	529,857	989,501
Cash and cash equivalents at end of period	$752,164	$910,411

Supplemental cash flow disclosures from investing and financing activities:
Construction in process related to facility lease obligation	$54,799	$12,251
Increase in accrued expenses for purchases of property, plant and equipment	$14,293	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening ultra-rare disorders.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	September 30,	December 31,
	2014	2013
Raw materials	$13,902	$12,170
Work-in-process	65,213	62,192
Finished goods	60,929	28,240
	$140,044	$102,602

As of September 30, 2014, we capitalized $9,876 of inventory produced for commercial sale for products awaiting regulatory approval. At December 31, 2013, we did not capitalize any inventory associated with such products.

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	September 30, 2014	December 31, 2013
Licenses, patents and purchased technology, net	$2,210	$11,205
Acquired in-process research and development	595,050	598,514
Intangible assets	$597,260	$609,719
Goodwill	$254,073	$254,073
During first quarter of 2014, we reviewed for impairment the value of an early stage, Phase I indefinite-lived intangible asset related to our acquisition of Taligen Therapeutics, Inc. We initiated such review based on a reassessment of scientific findings associated with this acquired asset. As a result, during the nine months ended September 30, 2014, we recognized an impairment of $3,464 to adjust this asset to fair value, which was determined to be de minimis.

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
As of September 30, 2014, we had $69,500 outstanding on the term loan. As of September 30, 2014, we had open letters of credit of $11,621, and our borrowing availability under the revolving facility was $188,379.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income used for basic and diluted calculation	$177,731	$93,785	$503,580	$271,887
Shares used in computing earnings per common share—basic	198,052	195,662	197,910	194,520
Weighted-average effect of dilutive securities:
Stock awards	3,261	4,049	3,618	4,135
Dilutive potential common shares	3,261	4,049	3,618	4,135
Shares used in computing earnings per common share—diluted	201,313	199,711	201,528	198,655
Earnings per common share:
Basic	$0.90	$0.48	$2.54	$1.40
Diluted	$0.88	$0.47	$2.50	$1.37
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and nine months ended September 30, 2014 were 1,346 and 1,005 shares of common stock, respectively, because their effect is anti-dilutive. Similarly, we excluded 2,015 and 2,300 shares from the calculation of EPS for the three and nine months ended September 30, 2013, respectively, because their effect was anti-dilutive.

7.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$41,471	$—	$—	$41,471
Corporate bonds	524,942	555	(389)	525,108
Municipal bonds	205,559	212	(3)	205,768
Other government-related obligations:
U.S.	71,966	21	(85)	71,902
Foreign	166,593	111	(113)	166,591
Bank certificates of deposit	21,000	—	—	21,000
	$1,031,531	$899	$(590)	$1,031,840

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

The aggregate fair value of available-for-sale securities in an unrealized loss position as of September 30, 2014 and December 31, 2013 was $426,839 and $461,634, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months are not material. As of September 30, 2014, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$5,698	$43,780
Marketable securities	1,026,142	983,977
	$1,031,840	$1,027,757

The fair values of available-for-sale debt securities at September 30, 2014, by contractual maturity, are summarized as follows:

September 30, 2014
Due in one year or less	$443,038
Due after one year through three years	588,802
Due after three years through five years	—
$1,031,840

As of September 30, 2014 and December 31, 2013, the fair value of our trading securities was $3,401 and $1,017, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our trading securities and available-for-sale investments were not material for the three and nine months ended September 30, 2014 and 2013.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

We enter into foreign exchange forward contracts, with durations of up to 36 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At September 30, 2014, we held open contracts with notional amounts totaling $1,425,927 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Gain (loss) recognized in AOCI, net of tax	$89,959	$(28,523)	$81,896	$1,011
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$2,873	$5,225	$3,372	$16,803
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion), net of tax	$1,794	$(803)	$1,802	$(176)
Assuming no change in foreign exchange rates from market rates at September 30, 2014, $45,679 of gains recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2014, the notional amount of foreign exchange contracts where hedge accounting is not applied was $211,754.
We recognized a gain (loss) of $12,491 and $(2,640), in other income and expense, for the three months ended September 30, 2014 and 2013, respectively, and $13,140 and $6,146, for the nine months ended September 30, 2014 and 2013, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$49,578	Other current liabilities	$2,175
Foreign exchange forward contracts	Other non-current assets	38,300	Other non-current liabilities	661
Total fair value of derivative instruments		$87,878		$2,836

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

The fair value of our foreign exchange forward contracts that are not designated as hedging instruments was zero as of September 30, 2014 and December 31, 2013.

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

	September 30, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$87,878	$—	$87,878	$(2,836)	$—	$85,042
Derivative liabilities	(2,836)	—	(2,836)	2,836	—	—

	December 31, 2013
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$31,654	$—	$31,654	$(27,256)	$—	$4,398
Derivative liabilities	(35,092)	—	(35,092)	27,256	—	(7,836)

9.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at the Company's discretion. Under the program, we repurchased 640 shares of our common stock at a cost of $104,633 during the three months ended September 30, 2014. There was no common stock

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

repurchase activity during the third quarter of 2013. Under the program, we repurchased 1,789 and 758 shares of our common stock at a cost of $283,148 and $66,136 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there is a total of $39,163 remaining for repurchases under the program.
Subsequent to September 30, 2014, we repurchased 100 shares of our common stock under our repurchase program at a cost of $16,890.

10.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2014 and 2013:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2013	$(11,502)	$(146)	$(3,827)	$(7,382)	$(22,857)
Other comprehensive income (loss) before reclassifications	(3,714)	344	81,896	(2,444)	76,082
Amounts reclassified from other comprehensive income	459	(10)	(5,174)	—	(4,725)
Net other comprehensive income (loss)	(3,255)	334	76,722	(2,444)	71,357
Balances, September 30, 2014	$(14,757)	$188	$72,895	$(9,826)	$48,500

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2012	$(5,712)	$—	$15,156	$(2,809)	$6,635
Other comprehensive income (loss) before reclassifications	(2,967)	(76)	1,011	(543)	(2,575)
Amounts reclassified from other comprehensive income	285	59	(16,627)	—	(16,283)
Net other comprehensive income (loss)	(2,682)	(17)	(15,616)	(543)	(18,858)
Balances, September 30, 2013	$(8,394)	$(17)	$(460)	$(3,352)	$(12,223)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2014 and 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2014	2013	2014	2013
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$3,283	$5,710	$3,854	$18,364	Net product sales
Ineffective portion of foreign exchange contracts	2,051	(878)	2,059	(192)	Foreign currency gain (loss)
	5,334	4,832	5,913	18,172
	(667)	(410)	(739)	(1,545)	Income tax provision
	$4,667	$4,422	$5,174	$16,627
Unrealized Gains (Losses) from Marketable Securities
Realized gains (losses) on sale of securities	$14	$(96)	$16	$(94)	Investment income
	14	(96)	16	(94)
	(5)	36	(6)	35	Income tax provision
	$9	$(60)	$10	$(59)
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(213)	$(104)	$(651)	$(311)	(a)
	(213)	(104)	(651)	(311)
	63	9	192	26	Income tax provision
	$(150)	$(95)	$(459)	$(285)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 13 for additional details).

11.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2014
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$217,354	$—	$217,354	$—
Cash equivalents	Commercial paper	$2,000	$—	$2,000	$—
Cash equivalents	Municipal bonds	$3,000	$—	$3,000	$—
Cash equivalents	Corporate Bonds	$698	$—	$698	$—
Marketable securities	Mutual funds	$3,401	$3,401	$—	$—
Marketable securities	Commercial paper	$39,471	$—	$39,471	$—
Marketable securities	Corporate bonds	$524,410	$—	$524,410	$—
Marketable securities	Municipal bonds	$202,768	$—	$202,768	$—
Marketable securities	Other government-related obligations	$238,493	$—	$238,493	$—
Marketable securities	Bank certificates of deposit	$21,000	$—	$21,000	$—
Other current assets	Foreign exchange forward contracts	$49,578	$—	$49,578	$—
Other assets	Foreign exchange forward contracts	$38,300	$—	$38,300	$—
Other current liabilities	Foreign exchange forward contracts	$2,175	$—	$2,175	$—
Other liabilities	Foreign exchange forward contracts	$661	$—	$661	$—
Other current liabilities	Acquisition-related contingent consideration	$45,857	$—	$—	$45,857
Contingent consideration	Acquisition-related contingent consideration	$107,073	$—	$—	$107,073

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

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2014.

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
As of September 30, 2014, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of September 30, 2014, the fair value of acquisition-related contingent consideration was $152,930. The following table represents a roll-forward of our acquisition-related contingent consideration:

Nine months ended
September 30, 2014
Balance at beginning of period	$(142,676)
Changes in fair value	(10,254)
Balance at end of period	$(152,930)

12.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and nine months ended September 30, 2014 and 2013:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Provision for income taxes	58,478	40,503	163,186	116,405
Effective tax rate	24.8%	30.2%	24.5%	30.0%

The tax provision for the three and nine months ended September 30, 2014 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the nine months ended September 30, 2014 is $2,148 of tax attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The tax provision for the three and nine months ended September 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the nine months ended September 30, 2013 is a benefit of $2,854 attributable to the 2012 U.S. Federal tax credit for research and experimentation. The reduction in the

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

effective tax rate for the three and nine months ended September 30, 2014 as compared to the same periods in the prior year is primarily attributable to the centralization of our global supply chain and technical operations in Ireland.
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
The components of net periodic benefit cost were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$2,040	$1,376	$6,225	$4,087
Interest cost	195	127	595	376
Expected return on plan assets	(225)	(157)	(688)	(471)
Employee contributions	(427)	(358)	(1,304)	(1,071)
Amortization	213	104	651	311
Total net periodic benefit cost	$1,796	$1,092	$5,479	$3,232

14.	Leases

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
Construction of the new facility began in June 2013 and is expected to be completed in 2015. As of September 30, 2014, we recorded a construction-in-process asset of $91,759, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $87,030 associated with the new facility.

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
In addition to the option agreement, we purchased $25,000 of non-voting preferred equity of Moderna LLC, Moderna's parent company. We recorded this investment at cost within other assets in our condensed consolidated balance sheets. We regularly monitor the investment to evaluate whether there has been an other-than-temporary decline in its fair value, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions. The carrying value of this investment was not impaired as of September 30, 2014.

16.	Commitments and Contingencies
Commitments
Lonza Agreement
We have supply agreements with Lonza Group AG and its affiliates (Lonza), a third party manufacturer, relating to the manufacture of Soliris and asfotase alfa. We have various agreements with Lonza, with remaining total commitments of approximately $111,500 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF).

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
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA in April 2013. At the conclusion of another inspection of ARIMF in August 2014, the FDA issued a Form 483 with three inspectional observations, none of which was designated as a repeat observation to the Warning Letter. The observations are inspectional and do not represent a final FDA determination of compliance. We continue to manufacture products, including Soliris, at ARIMF. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
Independent of the Warning Letter, we initiated voluntary recalls and replacements of certain lots of Soliris in 2013 and 2014 due to the presence of visible particles detected in a limited number of vials in these lots. These recalls did not interrupt the supply of Soliris to patients. Following investigation, we believe that we have identified the filling process step at our third party fill/finish provider that resulted in the presence of the visible particles and we have implemented the changes necessary to modify the process step. During the fourth quarter of 2013, we recorded expense of $14,277 in cost of sales resulting from the expected disposal of inventory in 2014, and we do not expect a material impact from these recalls in 2014.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission (the SEC).
Business
Overview
We are a biopharmaceutical company focused on serving patients with severe and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. We are also evaluating additional potential indications for Soliris in severe and devastating diseases in which we believe that uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional biotechnology product candidates as treatments for patients with severe and life-threatening ultra-rare disorders.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Clinical Development Program
Our significant programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Transplant	Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
		Delayed Kidney Transplant Graft Function*	Phase III
	Neurology	Neuromyelitis Optica (NMO)	Phase III
		Myasthenia Gravis (MG)	Phase III
Asfotase alfa	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase II
ALXN 1007	Inflammatory Disorders	Anti-phospholipid Syndrome	Phase II
		Acute GI Graft versus Host Disease	Phase II
* Investigator Initiated Trial

Soliris (eculizumab)

Transplant
Acute Antibody Mediated Rejection (AMR) in Presensitized Kidney Transplant Patients
AMR is the term used to describe a type of transplant rejection that occurs when the recipient has antibodies to the donor organ. Enrollment in a multi-national, multi-site controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from deceased organ donors was completed in March 2013. The study was re-opened in October 2013 to enroll additional patients at the request of participating investigators. Enrollment and dosing in this expanded trial has been completed and patient follow-up in the trial is continuing. In September 2013, researchers presented positive preliminary data from the eculizumab deceased-donor AMR kidney transplant study at the European Society of Organ Transplant in Vienna, Austria.
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
Delayed Kidney Transplant Graft Function
Delayed graft function (DGF) is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. Enrollment has been completed in an investigator-initiated Phase II study of eculizumab in patients at elevated risk for DGF following kidney transplant. Eculizumab has been granted orphan drug designation for DGF by the FDA and, in the first quarter of 2014, the EC granted orphan drug designation to eculizumab for prevention of DGF after solid organ transplantation. In August 2014, we announced the initiation of dosing in a single, multinational, placebo-controlled DGF registration trial based on positive discussions with regulators in the U.S. and EU.

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
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Data from a Phase II trial evaluating the safety and efficacy of eculizumab in patients with refractory generalized MG indicated improvement in clinical measures. In the second quarter of 2014, we commenced a Phase III pivotal trial to evaluate eculizumab as a treatment for patients with refractory generalized MG. In addition, the FDA has granted orphan drug designation for eculizumab as a treatment for patients with MG. In August 2014, the EC granted orphan drug designation for eculizumab as treatment for patients with MG.

Asfotase Alfa
Hypophosphatasia (HPP)
HPP is an ultra-rare, genetic, and life-threatening metabolic disease characterized by impaired phosphate and calcium regulation, leading to progressive damage to multiple vital organs including destruction and deformity of bones, profound muscle weakness, seizures, impaired renal function, and respiratory failure.
Asfotase alfa, a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address the morbidities and mortality of HPP by targeting alkaline phosphatase directly to the deficient tissue. In this way, asfotase alfa is designed to normalize the genetically defective metabolic process and prevent or reverse its severe, crippling and life-threatening complications in patients with HPP. Studies with asfotase alfa in HPP patients indicate that the treatment significantly decreases the levels of targeted metabolic substrates. In 2013, asfotase alfa received Breakthrough Therapy Designation from the FDA. In September 2014, the MHLW granted orphan drug designation to asfotase alfa for the treatment of patients with HPP.
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
We have completed a natural history study in infantile-onset patients with HPP and have completed our initial analysis for the study. The natural history study in juveniles with HPP has completed enrollment and data evaluation is ongoing. We have commenced a rolling submission of our U.S. Biologics License Application (BLA) for asfotase alfa, which allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis.  We submitted certain portions of the BLA to the FDA during the second quarter and expect to complete the submission of the remaining sections in the fourth quarter of 2014. In July 2014, we announced that the European Medicines Agency (EMA) informed us that it had validated, and granted accelerated assessment to, our Marketing Authorization Application (MAA) for asfotase alfa for the treatment of HPP.  We believe the analysis of our clinical data supports our regulatory filings in the U.S., EU, and Japan.
In September 2014, results of several HPP trials were presented at the 2014 Annual Meeting of the American Society of Bone and Mineral Research (ASBMR). Results of these trials indicate that in HPP patients at high risk of death, overall survival rates significantly greater in asfotase alfa patients compared with survival in historical control patients. In addition, patients receiving asfotase alfa significantly improved ventilator-free survival.

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

complete. As a result, we have initiated a multi-center, multinational, open-label clinical trial of synthetic cPMP in patients with MoCD Type A being treated with recombinant Escherichia coli-derived cPMP.

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. As a result of meetings with the FDA, we commenced screening in a Phase II proof-of-concept study in patients with anti-phospholipid syndrome (APS), in the second quarter of 2014. APS is an autoimmune, hypercoagulable state caused by antiphospholipid antibodies. A second proof-of-concept study in patients with graft versus host disease (GVHD) is expected to start in the fourth quarter of 2014. Patients with GVHD following bone marrow or hematopoietic stem cell transplant experience engrafted hematopoietic cells that attack host gastrointestinal tissues in the first 100 days post-transplant causing damage to the GI tract, liver and skin.
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
In March 2013, we received a Warning Letter (Warning Letter) from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA in April 2013. At the conclusion of another inspection of ARIMF in August 2014, the FDA issued a Form 483 with three inspectional observations, none of which were designated as a repeat observation to the March 2013 Warning Letter. The observations are inspectional and do not represent a final FDA determination of compliance. We continue to manufacture products, including Soliris, iat ARIMF. While the resolution of the issues raised in this Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
The EMA inspected ARIMF in January 2013 and issued a cGMP certificate in May 2013.
Independent of the Warning Letter, we initiated voluntary recalls and replacements of certain lots of Soliris in 2013 and 2014 due to the presence of visible particles detected in a limited number of vials in these lots. These recalls did not interrupt the supply of Soliris to patients. Following investigation, we believe that we have identified the fill/finish process step at our third party provider that resulted in the presence of the visible particles and we have implemented the changes necessary to modify the process step. During the fourth quarter of 2013, we recorded expense of $14,277 in cost of sales resulting from the expected disposal of inventory in 2014, and we do not expect a material impact from these recalls in 2014.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland.  Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned fill/finish and packaging facility for Soliris and other clinical and commercial products. Our plans for future expansion in Ireland also include the construction of office and laboratory facilities on property in Dublin, Ireland, which we purchased in April 2014.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Results of Operations
Net Product Sales
The following table summarizes net product sales for the three and nine months ended September 30, 2014 and 2013:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2014	2013	Variance	2014	2013	Variance
Net product sales	$555,146	$400,405	$154,741	$1,634,257	$1,109,437	$524,820
In March 2014, we entered into an agreement with the French government which positively impacts prospective reimbursement of Soliris and also provides for reimbursement for shipments made in years prior to January 1, 2014. As a result of the agreement, in the first quarter of 2014, we recognized $87,830 of net product sales from Soliris in France relating to years prior to January 1, 2014.
The factors driving of the increase in revenues for the three and nine months ended September 30, 2014, exclusive of the $87,830 recognized related to prior years, are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2014	2014
Total change in net product sales	38.6%	39.4%
Factors of change:
Price	7.3%	6.4%
Volume	31.9%	34.2%
Foreign exchange	(0.6)%	(1.2)%
Total change in net product sales	38.6%	39.4%

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The increase in net product sales for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to an increase in unit volumes of 31.9% and 34.2%, due to increased physician demand globally for Soliris therapy for patients with PNH or aHUS during the respectively periods.
Price had a positive impact on net product sales of 7.3% and 6.4% for the three and nine months ended September 30, 2014, respectively. The positive price impact was primarily due to the agreement with the French government and a reduction in estimated rebates in Germany, offset by an increase in rebates in certain countries in Europe.
The positive impacts of volume and price on net product sales were offset by the negative impact of foreign exchange of 0.6% and 1.2% for the three and nine months ended September 30, 2014, as compared to the same periods in 2013. The negative impact on foreign exchange of $2,334 and $14,081, or 0.6% and 1.2%, for the three and nine months ended September 30, 2014 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three and nine months ended September 30, 2013. The negative impact was primarily due to changes in the Japanese Yen and the Russian Ruble, partly offset by the positive impacts of the Euro during the same respective periods. We recorded a gain in revenue of $3,283 and $5,709 for the three months ended September 30, 2014 and 2013, respectively, and $3,854 and $18,364 for the nine months ended September 30, 2014 and 2013, respectively, related to our foreign currency cash flow hedging program.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
The following table summarizes cost of sales for the three and nine months ended September 30, 2014 and 2013:

	Three months ended			Nine months ended
	September 30,			September 30,
	2014	2013	Variance	2014	2013	Variance
Cost of sales	51,858	42,177	$9,681	124,423	116,823	$7,600
Cost of sales as a percentage of net product sales	9.3%	10.5%	(1.2)%	7.6%	10.5%	(2.9)%
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
The remaining decrease in cost of sales for the three and nine months ended September 30, 2014 as a percentage of sales resulted from a decrease in royalties paid on sales of Soliris.
In October 2013, we entered into a settlement agreement and dismissal with Novartis Vaccines and Diagnostics, Inc. pursuant to which Alexion was granted a nonexclusive, fully paid license and the case was dismissed with prejudice. As a result, we recorded expense of $9,181 in cost of sales in the third quarter 2013 related to this litigation settlement agreement.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

All other R&D expenses consist of costs to compensate personnel, to maintain our facility, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following table provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2014	2013	Variance	2014	2013	Variance
Clinical development	$28,254	$20,719	$7,535	$78,553	$48,715	$29,838
Product development	17,758	12,435	5,323	42,939	48,951	(6,012)
Licensing agreements	—	11,500	(11,500)	101,925	14,500	87,425
Discovery research	3,388	254	3,134	8,318	4,232	4,086
Total external direct expenses	49,400	44,908	4,492	231,735	116,398	115,337
Payroll and benefits	45,112	38,504	6,608	133,611	101,288	32,323
Operating and occupancy	2,809	2,099	710	9,450	6,308	3,142
Depreciation and amortization	3,340	2,698	642	9,876	7,314	2,562
Total other R&D expenses	51,261	43,301	7,960	152,937	114,910	38,027
Research and development expense	$100,661	$88,209	$12,452	$384,672	$231,308	$153,364

For the three months ended September 30, 2014, the increase of $12,452 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $7,535 in external clinical development expenses related primarily to an expansion of studies within our eculizumab programs and additional clinical costs associated with our asfotase alfa program (see table below).

•	Decrease of $11,500 in licensing agreement costs primarily due to the upfront payment on the license agreement entered into in the third quarter of 2013.

•	Increase of $6,608 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.
For the nine months ended September 30, 2014, the increase of $153,364 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $29,838 in external clinical development expenses related primarily to an expansion of studies within our eculizumab programs and additional clinical costs associated with our asfotase alfa program (see table below).

•
Decrease of $6,012 in external product development expenses related primarily to a decrease in costs associated with the production of asfotase alfa for clinical trials, which have been capitalized to inventory starting in the second quarter of 2014.

•	Increase of $87,425 in licensing agreement costs primarily related to the upfront payment of $100,000 on the option agreement entered into with Moderna Therapeutics, Inc. in the first quarter of 2014.

•	Increase of $32,323 in R&D payroll and benefit expense related primarily to the continued global expansion of staff supporting our increasing number of clinical and development programs.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2014	2013	Variance	2014	2013	Variance
External direct expenses
Eculizumab	$18,427	$14,234	$4,193	$51,158	$30,555	$20,603
Asfotase alfa	5,491	2,234	3,257	14,838	8,518	6,320
cPMP	1,782	1,965	(183)	5,190	4,753	437
Other programs	1,515	1,686	(171)	4,328	3,469	859
Unallocated	1,039	600	439	3,039	1,420	1,619
	$28,254	$20,719	$7,535	$78,553	$48,715	$29,838
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
Selling, General and Administrative Expense
Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support the marketing and sales of our commercialized products. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; marketing and sales operations in support of Soliris; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit, government affairs and our global corporate compliance program.
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2014	2013	Variance	2014	2013	Variance
Salary, benefits and other labor expense	$102,672	$75,222	$27,450	$280,427	$216,384	$64,043
External selling, general and administrative expense	54,993	47,664	7,329	166,006	138,517	27,489
Total selling, general and administrative expense	$157,665	$122,886	$34,779	$446,433	$354,901	$91,532
For the three months ended September 30, 2014, the increase of $34,779 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $27,450. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $10,626 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $16,824 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $7,329. The increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, as well as an increase in other administrative functions to support our infrastructure growth.

For the nine months ended September 30, 2014, the increase of $91,532 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $64,043. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $32,737 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

benefits of $31,306 within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $27,489. This increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, as well as an increase in other administrative functions to support our infrastructure growth.

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
Acquisition-related Costs
For the three and nine months ended September 30, 2014 and 2013, acquisition-related costs associated with our business combinations included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Separately-identifiable employee costs	$—	$—	$—	$248
Professional fees	—	—	—	775
Changes in fair value of contingent consideration	8,303	2,573	10,254	5,951
	$8,303	$2,573	$10,254	$6,974
The following table provides information for acquisition-related costs for each business combination:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Enobia Pharma Corp.	$8,145	$2,210	$12,682	$5,920
Taligen Therapeutics, Inc.	24	(53)	(2,411)	118
Orphatec Pharmaceuticals GmbH	134	416	(17)	936
	$8,303	$2,573	$10,254	$6,974

Included in the acquisition-related costs for Taligen for the nine months ended September 30, 2014 is a benefit of $2,458 related to the decrease in the fair value of contingent consideration related to this acquisition during the first quarter of 2014. The decrease in fair value was a result of a decreased likelihood of payments for contingent consideration due to a reassessment of scientific findings associated with an early stage Phase I asset.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2014	2013	Variance	2014	2013	Variance
Investment income	$2,250	$638	$1,612	$6,177	$1,793	$4,384
Interest expense	(655)	(1,078)	423	(2,433)	(3,305)	872
Foreign currency loss	(2,045)	(547)	(1,498)	(1,989)	(134)	(1,855)
Total other income and expense	$(450)	$(987)	$537	$1,755	$(1,646)	$3,401
We recognize investment income primarily from our portfolio of cash equivalents and marketable securities. Investment income was $2,250 and $638, for the three months ended, and $6,177 and $1,793 for the nine months ended September 30, 2014 and 2013, respectively.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

We incur interest on our term notes and revolving credit facility. Interest expense was $655 and $1,078, for the three months ended, and $2,433 and $3,305 for the nine months ended September 30, 2014 and 2013, respectively.
Foreign currency transaction gains and losses relate to changes in the fair value of monetary assets and liabilities denominated in foreign currencies. The foreign currency transaction losses totaled $2,045 and $547, for the three months ended, and $1,989 and $134, for the nine months ended September 30, 2014 and 2013, respectively. The amounts recorded in these periods were a result of the costs of hedging our exposures, as well as the fluctuation in exchange rates on the portion of our monetary assets and liabilities that were not fully hedged as part of our hedging programs.
Income Taxes
During the three and nine months ended September 30, 2014, we recorded an income tax provision of $58,478 and $163,186 and an effective tax rate of 24.8% and 24.5% , compared to an income tax provision of $40,503 and $116,405 and an effective tax rate of 30.2% and 30.0% for the three and nine months ended September 30, 2013. The reduction in the effective tax rate is primarily attributable to the centralization of our global supply chain and technical operations in Ireland.
The tax provision for the three and nine months ended September 30, 2014 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the nine months ended September 30, 2014 is $2,148 of tax attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The tax provision for the three and nine months ended September 30, 2013 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, included in the nine months ended September 30, 2013 is a benefit of $2,854 attributable to the 2012 U.S. Federal tax credit for research and experimentation.
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
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	$ Variance
Cash and cash equivalents	$752,164	$529,857	$222,307
Marketable securities	$1,029,543	$984,994	$44,549
Long-term debt (includes current portion)	$69,500	$113,000	$(43,500)

Current assets	$2,559,878	$2,186,857	$373,021
Current liabilities	502,537	582,429	(79,892)
Working capital	$2,057,341	$1,604,428	$452,913

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At September 30, 2014, three individual customers accounted for 21%, 11% and 10% of the accounts receivable balance. At December 31, 2013, two individual customers accounted for 20% and 10% of the accounts receivable balance. For the three and nine months ended September 30, 2014, one customer accounted for 18% of our product sales. For the three and nine months ended September 30, 2013, one customer accounted for 20% of our product sales.
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
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2014, we have foreign exchange forward contracts with notional amounts totaling $1,637,681. These outstanding foreign exchange forward contracts had a net fair value of $85,042, of which an unrealized gain of $87,878 is included in other assets, offset by an unrealized loss of $2,836 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At September 30, 2014, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, marketable securities and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $876,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $561,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments totaling approximately $50,000.  As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Leases
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of September 30, 2014, we recorded a

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

construction-in-process asset of $91,759, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $87,030 associated with the new facility.
License Agreements
In January 2014, we entered into an agreement with Moderna Therapeutics, Inc. (Moderna) that allows us to purchase ten product options to develop and commercialize treatments for rare diseases with Moderna's messenger RNA (mRNA) therapeutics platform. Alexion will lead the discovery, development and commercialization of the treatments produced through this broad, long-term strategic agreement, while Moderna will retain responsibility for the design and manufacture of the messenger RNA against selected targets. Due to the early stage of these assets, we recorded expense for an upfront payment of $100,000.  We will also be responsible for funding research activities under the program.  In addition, for each drug target, up to a maximum of ten targets, we could be required to make an option exercise payment of $15,000 and to pay up to an additional $120,000 with respect to a rare disease product and $400,000 with respect to a non-rare disease product in development and sales milestones if the specific milestones are met over time as well as royalties on commercial sales.  In addition to the option agreement, we purchased $25,000 of non-voting preferred equity of Moderna LLC, Moderna's parent company.
Long-term Debt
In February 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of September 30, 2014, we had $69,500 outstanding on the term loan. As of September 30, 2014, we had open letters of credit of $11,621, and our borrowing availability under the revolving facility was $188,379. We expect that cash generated from operations will be sufficient to meet debt service obligations.
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
We have various agreements with Lonza, with remaining total commitments of approximately $111,500 through 2018. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At September 30, 2014, approximately $505,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Common Stock Repurchase Program
In November 2012, we announced that our Board of Directors authorized the repurchase of up to $400,000 of our common stock. This repurchase program does not have an expiration date. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Under the program, we repurchased 1,789 and 758 shares of our common stock at a cost of $283,148 and $66,136 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there is a total of $39,163 remaining for repurchases under the program.
Subsequent to September 30, 2014, we repurchased 100 shares of our common stock under our repurchase program at a cost of $16,890.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,
	2014	2013	$ Variance
Net cash provided by operating activities	$356,616	$288,468	$68,148
Net cash used in investing activities	(165,690)	(413,870)	248,180
Net cash provided by financing activities	37,238	47,123	(9,885)
Effect of exchange rate changes on cash	(5,857)	(811)	(5,046)
Net change in cash and cash equivalents	$222,307	$(79,090)	$301,397
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

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•
Our net income was $503,580 and $271,887 for the nine months ended September 30, 2014 and 2013, respectively. During the first quarter of 2014, we recorded expense of $100,000 for an upfront payment related to an option agreement we entered into with Moderna Therapeutics, Inc.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, deferred taxes, unrealized foreign currency gains, and unrealized gains and losses on forward contracts, and were (decreases) increases to reconcile net income to net cash flows from operating activities of $(17,438) and $95,394 for the nine months ended September 30, 2014 and 2013, respectively.

•
We reclassified $286,325 and $95,832 of windfall tax benefits from cash flows from operations to cash flows from financing activities, which caused a decrease in cash from operations during the nine months ended September 30, 2014 and 2013, respectively. The amount of the windfall tax benefit was significantly higher during the nine months ended September 30, 2014 due to an increased stock price and increased level of stock option exercises.

•
Net cash inflow due to changes in operating assets and liabilities was $156,799 and $17,019 for the nine months ended September 30, 2014 and 2013, respectively. The $156,799 change in operating assets and liabilities primarily relates to:

•
Increase in inventory of $26,217 related to increased production of inventory to support commercial growth and the capitalization of $9,876 of inventory produced for commercial sale for products awaiting regulatory approval.

•	Increase of $6,241 in prepaid expenses and other assets primarily related to an increase in prepaid manufacturing expenses.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•
Increase of $166,545 in accounts payable, accrued expenses and other liabilities primarily related to an increase in trade accounts payable and a change in accrued income taxes, offset by a decrease in accruals for rebates of approximately $87,800 resulting from the agreement with the French government for reimbursement of prior year shipments and a decrease in accruals for royalties of approximately $20,100 resulting from the settlement agreement we entered into with a third party related to the calculation of royalties under a pre-existing license agreement.

•	Increase in deferred revenue of $45,443 due to increased shipments in advance of recognizing revenue.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $451,842 and $420,515 for the nine months ended September 30, 2014 and 2013, respectively, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $398,071 and $27,951, respectively, during the same periods.

•	Purchase of $25,000 of preferred equity of Moderna LLC during the nine months ended September 30, 2014.

•	Additions to property, plant and equipment of $83,879 and $20,628 for the nine months ended September 30, 2014 and 2013, respectively.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $77,680 and $44,560 for the nine months ended September 30, 2014 and 2013, respectively. Net cash flows for the nine months ended September 30, 2014 and 2013 also include $286,325 and $95,832, respectively, of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
In connection with the acquisition of Enobia Pharma Corp. in February 2012, we borrowed $240,000 under the term loan facility. During the nine months ended September 30, 2014 and 2013, we made payments of $43,500 and $24,000, respectively, against the term loan facility and the facility had $69,500 remaining outstanding as of September 30, 2014.
During the nine months ended September 30, 2014 and 2013, we repurchased $283,148 and $66,136 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. As of September 30, 2014, there is a total of $39,163 remaining for repurchases under the program.
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
(amounts in thousands, except percentages)
Interest Rate Risk
As of September 30, 2014, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we invest in, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(12,085) and $8,335, respectively.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. As of September 30, 2014, we had approximately $69,500 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $695.

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
As of September 30, 2014 and December 31, 2013, we held foreign exchange forward contracts with notional amounts totaling $1,637,681 and $1,222,464, respectively. As of September 30, 2014 and December 31, 2013, our outstanding foreign exchange forward contracts had a net fair value of $85,042 and $(3,438), respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted intercompany revenues.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at September 30, 2014, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $47,589 at September 30, 2014. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 In certain countries where we sell or are seeking or may seek to commercialize Soliris, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize Soliris in every, or even most countries in which we seek to sell Soliris.
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
We cannot guarantee that we will be able to maintain our regulatory approvals for Soliris. If we do not maintain our regulatory approvals for Soliris, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by the FDA, other federal and state agencies, and governmental authorities in other territories. For example, in March 2013, we received the Warning Letter from the FDA relating to compliance with cGMP at ARIMF. In August 2014 we announced that we received a Form 483 with three observations following an FDA inspection at ARIMF. While we believe that we will successfully resolve outstanding concerns expressed by the FDA in the Warning Letter and the Form 483, we cannot guarantee that we will do so to the satisfaction of the FDA, EMA or other regulatory agencies and, if we fail to do so, approval of ARIMF by any such agencies could be withdrawn as a result.
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
Although we obtained regulatory approval to market and sell Soliris for PNH and aHUS in the United States, the European Union, Japan, and other territories, we cannot guarantee that we will obtain the regulatory approval or reimbursement approval for Soliris for the treatment of PNH, aHUS or other diseases in each territory where we seek approvals.
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
Commercial quantities of Soliris are manufactured by Alexion at ARIMF and by Lonza. Manufacturing processes must comply with applicable regulations and manufacturing practices, as well as our own quality standards. In particular, the manufacture of Soliris is heavily regulated by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we do not resolve outstanding concerns expressed by the FDA in the Warning Letter and the August 2014 Form 483 to the satisfaction of the FDA, EMA or any other regulatory agency, or we or our third-party providers, including our product fill/finish providers, packagers and labelers, fail to comply fully with applicable regulations then we may be required to initiate a recall or withdrawal of our products. We may also lose any redundancy in our manufacturing capabilities if we are no longer able to perform operations at ARIMF or any other facility. Regulatory agencies could take action that leads to product shortages. Such action may include:

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
 In September and November 2011, we received marketing approval for Soliris for the treatment of patients with aHUS in the United States and European Union, respectively. In September 2013, the MHLW approved Soliris for the treatment of patients with aHUS in Japan. If Soliris is approved in other territories for the treatment of patients with aHUS, or for additional indications, we expect that the demand for Soliris will increase. We may underestimate demand, or experience product interruptions at ARIMF, Lonza or a facility of a third party provider, including as a result of risks and uncertainties described in this report. If we, Lonza or our other third party providers do not manufacture sufficient quantities of Soliris to satisfy demand, our business will be materially harmed.
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, filling and labeling. We have changed or added third party fill/finish providers in the past in order to support uninterrupted supply, and may do so in the future.  We currently rely on two third party fill/finish providers to support our commercial requirements in the United States, three to support requirements in the European Union, and two to support requirements in Japan. No guarantee can be made that any third party fill/finish providers will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, competent authorities of the European Union member states, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements, including $14,277 with respect to the recall initiated in November 2013. Any difficulties or delays in our third party manufacturing of Soliris, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for Soliris from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recalls that we initiated and announced in 2013 and 2014 due to the presence of visible particles in a limited number of vials in specific lots.
In April 2014, we acquired a fill/finish facility in Ireland to support global distribution of Soliris and Alexion's other clinical and commercial products. To date, we have relied entirely on third party fill/finish providers and have never operated our own fill/finish facility. We cannot guarantee that we will be able to successfully complete the appropriate validation processes or obtain the necessary regulatory approvals, or that we will be able to perform fill/finish services at this facility to support our product requirements.
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
For the nine months ended September 30, 2014, our largest customer accounted for 18% of our global Soliris net product sales, and our three largest customers accounted for approximately 34% of our global net product sales. As of September 30, 2014, our single largest customer accounted for 21% of the global accounts receivable balance. We expect such customer concentration to continue for the foreseeable future. We typically sell Soliris to third party distributors, such as specialty pharmacies, who in turn sell to patient health care providers. We do not promote Soliris to these distributors, and they do not set or determine demand for Soliris. Our ability to successfully commercialize Soliris will depend, in part, on the extent to which we are able to provide adequate distribution of Soliris to patients. Although a number of specialty distributors and specialty pharmacies, which supply physician office clinics, hospital outpatient clinics, infusion clinics, home health care providers, and governmental organizations, distribute Soliris, they generally carry a very limited inventory and may be reluctant to distribute Soliris in the future if demand for the product does not increase. Further, it is possible that our distributors could decide to change their policies or fees, or both, at some time in the future. This could result in their refusal to distribute smaller volume products such as Soliris, or cause higher product distribution costs, lower margins or the need to find alternative methods of distributing our product. Although we believe we can find alternative distributors on a relatively short notice, our revenue during that period of time may suffer and we may incur additional costs to replace a distributor. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us or any failure to pay for the products we have shipped to them could materially and adversely affect our results of operations and financial condition.
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
All of our product candidates except Soliris and asfotase alfa are in early stages of development, and we do not expect our early stage product candidates to be commercially available for several years, if at all. Similarly, Soliris has not been approved for any indication other than for the treatment of patients with PNH in the United States, the European Union, Japan and other territories, and for patients with aHUS in the United States, the European Union and Japan. Although we are preparing for a commercial launch of asfotase alfa for the treatment of hypophosphatasia, we do not know when or if asfotase alfa will be approved by the FDA, EMA or any other regulatory agency. We have commenced a rolling submission of our BLA for asfotase alfa, which allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. While we believe a rolling submission will allow us to expedite the review of the application, we cannot predict how long the approval process will take or when we will receive approval, if at all. We do not know when or if our other product candidates will be approved. Our product candidates are subject to strict regulation by regulatory authorities in the United States, in the European Union and in other territories. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for any of our product candidates. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Data that we believe is highly clinically significant, including the results of our HPP trials, could be interpreted differently by the FDA or other regulatory agencies. The results generated in clinical studies of asfotase alfa which we believe to be positive, do not ensure that the produce will be approved and the FDA or other regulatory agency could require additional preclinical or clinical data. Failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of other problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
Clinical quantities of eculizumab are manufactured by us at ARIMF and by Lonza. Clinical quantities of our other product candidates are manufactured by us at ARIMF or by a third party. We also depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product finishing, packaging, filling and labeling. We have changed or added third party fill/finish providers in the past in order to support uninterrupted supply, and may do so in the future.  No guarantee can be made that regulators will approve additional third party fill/finish providers in a timely manner or at all, or that any third party fill/finish provider will be able to perform such services for sufficient product volumes for any country or territory. A regulator may also refuse to approve a BLA if the manufacturing facility or service provider for the relevant product candidate is not approved. Manufacture of our drug products is highly technical, and only a small number of companies have the ability and capacity to manufacture our drug products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our drug products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our drug products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture the drug products in accordance with regulatory requirements and to our quality specifications and volume requirements. Further, we have limited experience manufacturing the drug candidates that we acquired from third parties. We cannot guarantee that we or any third party provider will be able to manufacture or supply such drug candidates, or that we or a third party provider will be able to manufacture or supply sufficient quantities to satisfy our requirements.
Manufacture of drug products, including the need to develop and utilize manufacturing processes that consistently produce our drug products to their required quality specifications, is highly regulated by the FDA, EMA and other domestic and foreign authorities. Regulatory authorities must approve the facilities in which our products are manufactured vialed, packaged and labeled prior to granting marketing approval for any product candidate. Such facilities are also subject to ongoing inspections, and minor changes in manufacturing or other related processes may require additional regulatory approvals. For example, if future inspections by regulatory authorities of our facilities or the facilities of our third party providers identify issues, including issues similar to those raised in the Warning Letter or the August 2014 Form 483, then manufacture of some of our product candidates and our business may be adversely affected. Further, we cannot assure you that we or our third party providers will successfully comply with all requirements and regulations. In the past we have had to write-off and incur other charges and expenses for production that failed to meet requirements and in 2013 and 2014 we instituted voluntary recalls due to the presence of visible particles in a limited number of vials in specific lots. Failure to comply with all requirements and regulations by third parties in the future could have a material adverse effect on our business.
 We can provide no assurance that we will be able to successfully manufacture our drug products in volumes that would be necessary to support commercial sales. We acquired ARIMF in July 2006. The EC, the FDA and MHLW have approved the use of ARIMF for the production of Soliris, and we are authorized to sell Soliris manufactured in ARIMF in the United States, the European Union, Japan and certain other territories. We are entirely dependent on only one third party provider for commercial fill/finish activities in certain territories, including Japan. We have limited experience in developing commercial-scale manufacturing. We can provide no assurance that we will be able to manufacture our drug products at ARIMF under conditions required by the FDA or foreign regulatory agencies on a timely basis, if at all. ARIMF is subject to approval by other national and regional regulatory agencies before we can begin sales of Soliris or other drug products manufactured in this facility in the applicable countries or regions, and we will continue to be subject to ongoing regulatory inspections thereafter.
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
We continue to monitor economic conditions, including volatility associated with U.S. and international economies, associated impacts on the financial markets and our business, and the sovereign debt issues in Europe. The credit and economic conditions in Greece, Italy and Spain, among other members of the European Union have deteriorated over the last several years. These conditions have in the past resulted in an increase in the average length of time it takes to collect our outstanding accounts receivable in these countries. We have recorded an allowance related to all or a portion of receivables in each of Greece, Italy and Spain that have been outstanding for greater than one year as of September 30, 2014.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2014	220	$162.06	220	$108,142
August 1-31, 2014	210	$164.07	210	$73,689
September 1-30, 2014	210	$164.41	210	$39,163
Total	640	$163.49	640
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Leonard Bell
Date: October 24, 2014		Leonard Bell, M.D. Chairman and Chief Executive Officer, (principal executive officer)

	By:	/s/ Vikas Sinha
Date: October 24, 2014		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)