Form 10-Q
period 2015-03-31
ALEXION PHARMACEUTICALS INC
filed 2015-04-24
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	199,576,769
Class	Outstanding as of April 21, 2015

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$916,814	$943,999
Marketable securities	1,008,278	1,017,567
Trade accounts receivable, net	479,883	432,888
Inventories	174,498	176,441
Prepaid expenses and other current assets	273,514	225,134
Total current assets	2,852,987	2,796,029
Property, plant and equipment, net	440,487	392,248
Intangible assets, net	587,035	587,046
Goodwill	254,073	254,073
Other assets	280,343	172,566
Total assets	$4,414,925	$4,201,962
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$52,869	$44,016
Accrued expenses	308,407	395,232
Deferred revenue	106,616	58,837
Current portion of long-term debt	45,500	48,000
Other current liabilities	67,047	60,655
Total current liabilities	580,439	606,740
Long-term debt, less current portion	—	9,500
Contingent consideration	126,862	116,425
Facility lease obligation	114,912	107,099
Other liabilities	75,810	60,180
Total liabilities	898,023	899,944
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.0001 par value; 290,000 shares authorized; 202,876 and 201,944 shares issued at March 31, 2015 and December 31, 2014, respectively	20	20
Additional paid-in capital	2,713,050	2,592,167
Treasury stock, at cost, 3,222 and 2,888 shares at March 31, 2015 and December 31, 2014, respectively	(442,990)	(382,964)
Accumulated other comprehensive income	119,489	56,785
Retained earnings	1,127,333	1,036,010
Total stockholders' equity	3,516,902	3,302,018
Total liabilities and stockholders' equity	$4,414,925	$4,201,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Net product sales	$600,333	$566,616
Cost of sales	69,399	32,939
Operating expenses:
Research and development	221,080	191,457
Selling, general and administrative	187,116	129,291
Impairment of intangible asset	—	3,464
Acquisition-related costs	11,979	(38)
Restructuring expenses	7,052	—
Total operating expenses	427,227	324,174
Operating income	103,707	209,503
Other income and expense:
Investment income	2,884	2,213
Interest expense	(651)	(1,063)
Foreign currency gain	1,005	1,258
Income before income taxes	106,945	211,911
Income tax provision	15,622	52,557
Net income	$91,323	$159,354
Earnings per common share
Basic	$0.46	$0.81
Diluted	$0.45	$0.79
Shares used in computing earnings per common share
Basic	199,361	197,797
Diluted	202,034	201,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2015	2014
Net income	$91,323	$159,354
Other comprehensive income (loss), net of tax:
Foreign currency translation	(5,388)	506
Unrealized gains on marketable securities	1,057	811
Unrealized losses on pension obligation	(252)	—
Unrealized gains (losses) on hedging activities, net of tax of $38,175, and $(1,245), respectively	67,287	(4,895)
Other comprehensive income (loss), net of tax	62,704	(3,578)
Comprehensive income	$154,027	$155,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$91,323	$159,354
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,578	9,268
Impairment of intangible asset	—	3,464
Change in fair value of contingent consideration	11,979	(38)
Share-based compensation expense	42,797	23,840
Premium amortization of available-for-sale securities	3,178	4,175
Deferred taxes	(24,823)	(58,311)
Reduction in taxes payable due to excess tax benefit from stock options	(52,521)	(130,407)
Other	3,027	597
Changes in operating assets and liabilities:
Accounts receivable	(58,918)	63
Inventories	2,626	(20,900)
Prepaid expenses and other assets	(38,980)	33,633
Accounts payable, accrued expenses and other liabilities	(13,659)	(60,680)
Deferred revenue	46,427	4,887
Net cash provided by (used in) operating activities	23,034	(31,055)
Cash flows from investing activities:
Purchases of available-for-sale securities	(166,319)	(145,565)
Proceeds from maturity or sale of available-for-sale securities	176,256	99,250
Purchases of trading securities	(2,236)	(1,219)
Purchases of other investments	—	(25,000)
Purchases of property, plant and equipment	(57,075)	(17,733)
Other	951	70
Net cash used in investing activities	(48,423)	(90,197)
Cash flows from financing activities:
Payments on term loan	(12,000)	(19,500)
Excess tax benefit from stock options	52,521	130,407
Repurchase of common stock	(60,026)	(22,057)
Net proceeds from the exercise of stock options	24,882	30,404
Other	(303)	(42)
Net cash provided by financing activities	5,074	119,212
Effect of exchange rate changes on cash	(6,870)	468
Net change in cash and cash equivalents	(27,185)	(1,572)
Cash and cash equivalents at beginning of period	943,999	529,857
Cash and cash equivalents at end of period	$916,814	$528,285

Supplemental cash flow disclosures from investing and financing activities:
Construction in process related to facility lease obligation	$7,813	$6,187
Accrued expenses for purchases of property, plant and equipment	$11,436	$—
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods ending after December 15, 2017, along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	March 31,	December 31,
	2015	2014
Raw materials	$14,425	$14,570
Work-in-process	77,932	107,170
Finished goods	82,141	54,701
	$174,498	$176,441

As of March 31, 2015 and December 31, 2014, we capitalized $23,377 and $22,005 of inventory produced for commercial sale for products awaiting regulatory approval, respectively. We recorded an expense of $24,352 in the first quarter of 2015 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq™ (asfotase alfa). The costs are comprised of raw materials, internal overhead and external production costs.

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	March 31,	December 31,
	2015	2014
Licenses, patents and purchased technology, net	$35	$46
Acquired in-process research and development	587,000	587,000
Intangible assets	$587,035	$587,046
Goodwill	$254,073	$254,073

5.	Debt
In February 2012, we entered into a credit agreement, as amended (the Credit Agreement) with a syndicate of banks that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility through February 7, 2017. In addition to borrowings upon prior notice, the revolving credit facility includes borrowing capacity in the form of letters of credit up to $60,000 and borrowings on same-day notice, referred to as swingline loans, of up to $10,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility by an aggregate amount not to exceed $150,000.
As of March 31, 2015, we had $45,500 outstanding on the term loan. As of March 31, 2015, we had open letters of credit of $9,938, and our borrowing availability under the revolving facility was $190,062.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014
Net income used for basic and diluted calculation	$91,323	$159,354
Shares used in computing earnings per common share—basic	199,361	197,797
Weighted-average effect of dilutive securities:
Stock awards	2,673	4,007
Shares used in computing earnings per common share—diluted	202,034	201,804
Earnings per common share:
Basic	$0.46	$0.81
Diluted	$0.45	$0.79
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended March 31, 2015 and 2014 were 2,248 and 1,641 shares of common stock, respectively, because their effect is anti-dilutive.

7.	Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$181,764	$—	$—	$181,764
Corporate bonds	539,271	1,071	(154)	540,188
Municipal bonds	214,707	126	(66)	214,767
Other government-related obligations:
U.S.	141,810	43	(23)	141,830
Foreign	225,566	330	(31)	225,865
Bank certificates of deposit	59,002	—	—	59,002
	$1,362,120	$1,570	$(274)	$1,363,416

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$142,495	$—	$—	$142,495
Corporate bonds	494,032	415	(581)	493,866
Municipal bonds	174,759	132	(46)	174,845
Other government-related obligations:
U.S.	99,668	14	(71)	99,611
Foreign	193,439	100	(174)	193,365
Bank certificates of deposit	77,000	—	—	77,000
	$1,181,393	$661	$(872)	$1,181,182

The aggregate fair value of available-for-sale securities in an unrealized loss position as of March 31, 2015 and December 31, 2014 was $359,768 and $472,241, respectively. These investments have been in a continuous unrealized loss

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

position for less than 12 months. As of March 31, 2015, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$361,685	$167,892
Marketable securities	1,001,731	1,013,290
	$1,363,416	$1,181,182

The fair values of available-for-sale debt securities at March 31, 2015, by contractual maturity, are summarized as follows:

March 31, 2015
Due in one year or less	$782,688
Due after one year through three years	580,728
$1,363,416

As of March 31, 2015 and December 31, 2014, the fair value of our trading securities was $6,547 and $4,277, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three months ended March 31, 2015.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At March 31, 2015, we have open contracts with notional amounts totaling $1,728,774 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
	March 31,
	2015	2014
Gain (loss) recognized in AOCI, net of tax	$93,809	$(3,944)
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$25,447	$1,108
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion), net of tax	$1,075	$(157)
Assuming no change in foreign exchange rates from market rates at March 31, 2015, $112,908 of gain recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2015, the notional amount of foreign exchange contracts where hedge accounting is not applied was $187,976.
We recognized a gain of $6,423 and $2,289, in other income and expense, for the three months ended March 31, 2015 and 2014, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$116,092	Other current liabilities	$336
Foreign exchange forward contracts	Other non-current assets	125,374	Other non-current liabilities	66
Total fair value of derivative instruments		$241,466		$402

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$77,348	Other current liabilities	$794
Foreign exchange forward contracts	Other non-current assets	58,698	Other non-current liabilities	86
Total fair value of derivative instruments		$136,046		$880

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The fair value of our foreign exchange forward contracts that are not designated as hedging instruments was zero as of March 31, 2015 and December 31, 2014.

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

	March 31, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$241,466	$—	$241,466	$(402)	$—	$241,064
Derivative liabilities	(402)	—	(402)	402	—	—

	December 31, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$136,046	$—	$136,046	$(880)	$—	$135,166
Derivative liabilities	(880)	—	(880)	880	—	—

9.    Other Investments
Other investments include our investment of $37,500 in the preferred stock of Moderna LLC. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of March 31, 2015.

10.	Stockholders' Equity
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock and in December of 2014 they authorized the repurchase of an additional $500,000 of our common stock. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The program may be discontinued at any time at the Company's discretion. Under the program, we repurchased 334 and 137 shares of our common stock at a cost of $60,026 and $22,057 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there is a total of $459,686 remaining for repurchases under the repurchase program.
Subsequent to March 31, 2015, we repurchased 126 shares of our common stock under our repurchase program at a cost of $22,413.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

11.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2015 and 2014:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16,570)	$(234)	$87,308	$(13,719)	$56,785
Other comprehensive income before reclassifications	(488)	1,065	93,809	(5,388)	88,998
Amounts reclassified from other comprehensive income	236	(8)	(26,522)	—	(26,294)
Net other comprehensive income (loss)	(252)	1,057	67,287	(5,388)	62,704
Balances, March 31, 2015	$(16,822)	$823	$154,595	$(19,107)	$119,489

	Defined Benefit Pension Plan	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2013	$(11,502)	(146)	$(3,827)	$(7,382)	$(22,857)
Other comprehensive income before reclassifications	(72)	812	(3,944)	506	(2,698)
Amounts reclassified from other comprehensive income	72	(1)	(951)	—	(880)
Net other comprehensive income (loss)	—	811	(4,895)	506	(3,578)
Balances, March 31, 2014	$(11,502)	$665	$(8,722)	$(6,876)	$(26,435)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2015	2014
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$29,083	$1,266	Net product sales
Ineffective portion of foreign exchange contracts	1,228	(179)	Foreign currency gain
	30,311	1,087
	(3,789)	(136)	Income tax provision
	$26,522	$951
Unrealized Gains (Losses) from Marketable Securities
Realized gains on sale of securities	$13	$2	Investment income
	13	2
	(5)	(1)	Income tax provision
	$8	$1
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(311)	$(79)	(a)
	(311)	(79)
	75	7	Income tax provision
	$(236)	$(72)

(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 14 for additional details).

12.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2015
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$192,281	$—	$192,281	$—
Cash equivalents	Commercial paper	$151,879	$—	$151,879	$—
Cash equivalents	Corporate bonds	$39,088	$—	$39,088	$—
Cash equivalents	Municipal bonds	$51,750	$—	$51,750	$—
Cash equivalents	Bank certificates of deposit	$57,002	$—	$57,002	$—
Cash equivalents	Other government-related obligations	$61,966	$—	$61,966	$—
Marketable securities	Mutual funds	$6,547	$6,547	$—	$—
Marketable securities	Commercial paper	$29,885	$—	$29,885	$—
Marketable securities	Corporate bonds	$501,100	$—	$501,100	$—
Marketable securities	Municipal bonds	$163,017	$—	$163,017	$—
Marketable securities	Other government-related obligations	$305,729	$—	$305,729	$—
Marketable securities	Bank certificates of deposit	$2,000	$—	$2,000	$—
Other current assets	Foreign exchange forward contracts	$116,092	$—	$116,092	$—
Other assets	Foreign exchange forward contracts	$125,374	$—	$125,374	$—
Other current liabilities	Foreign exchange forward contracts	$336	$—	$336	$—
Other liabilities	Foreign exchange forward contracts	$66	$—	$66	$—
Other current liabilities	Acquisition-related contingent consideration	$48,088	$—	$—	$48,088
Contingent consideration	Acquisition-related contingent consideration	$126,862	$—	$—	$126,862

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

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2015.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

As of March 31, 2015, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory and reimbursement approvals or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt of 4.8% for developmental milestones and a weighted average cost of capital ranging from 12% to 21% for sales-based milestones.
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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of March 31, 2015, the fair value of acquisition-related contingent consideration was $174,950. The following table represents a roll-forward of our acquisition-related contingent consideration:

March 31, 2015
Balance at beginning of period	$(162,971)
Changes in fair value	(11,979)
Balance at end of period	$(174,950)

13.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014
Provision for income taxes	15,622	52,557
Effective tax rate	14.6%	24.8%

The tax provision for the three months ended March 31, 2015 and 2014 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three months ended March 31, 2014 also includes $2,652 attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The remaining reduction in the effective tax rate for the three months ended March 31, 2015 as compared to the same period in the prior year is primarily attributable to an increase in our Federal Orphan Drug Credit and an increase in the amount of income taxed in jurisdictions with rates lower than the rate in the U.S.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.

14.	Defined Benefit Plans
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The components of net periodic benefit cost are as follows:

	Three months ended
	March 31,
	2015	2014
Service cost	$2,421	$1,563
Interest cost	180	200
Expected return on plan assets	(243)	(231)
Employee contributions	(427)	(395)
Amortization	311	79
Total net periodic benefit cost	$2,242	$1,216

15.	Leases
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
Construction of the new facility began in June 2013 and is expected to be completed in late 2015. As of March 31, 2015, we recorded a construction-in-process asset of $148,470, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $114,912 associated with the new facility.

16.	License Agreements
In March 2015, we entered into an agreement with a third party that allowed us to exercise an option with another third party for exclusive, worldwide, perpetual license rights to a specialized technology and other intellectual property, and we simultaneously exercised the option. Due to the early stage of these assets, we recorded expense for the payments of $47,000 during the first quarter 2015.
In March 2015, we entered into a collaboration agreement with a third party that allows us to identify and optimize drug candidates. Alexion will have the exclusive worldwide rights to develop and commercialize products arising from the collaboration. Due to the early stage of the assets we are licensing in connection with the collaboration, we recorded expense for the upfront payment of $15,000 during the first quarter 2015. In addition, we could be required to pay up to an additional $252,500 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.
In January 2015, we entered into a license agreement with a third party to obtain an exclusive research, development and commercial license for specific therapeutic molecules. Due to the early stage of these assets, we recorded expense for the upfront payment of $50,000 during the first quarter 2015. In addition, we could be required to pay up to an additional $830,000 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

17.	Commitments and Contingencies
Commitments
Lonza Agreement
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical and commercial quantities of Strensiq (asfotase alfa). We have various agreements with Lonza, with remaining total non-cancellable future commitments of approximately $413,150. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.

Contingent Liabilities
On an ongoing basis, we are involved in various claims and legal proceedings, none of which we deem material to our operations. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustments to our operating results.
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
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. At the conclusion of another inspection of ARIMF in August 2014, the FDA issued a Form 483 with three inspectional observations, none of which was designated as a repeat observation to the Warning Letter. The observations are inspectional and do not represent a final FDA determination of compliance. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonable estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

18.	Restructuring
In the fourth quarter 2014, we announced plans to relocate our European headquarters from Lausanne to Zurich, Switzerland. The relocation of the European headquarters will support our operational needs based on growth in the European region. The activities primarily occurring at our Lausanne site will be relocated to our Zurich, Cheshire, Connecticut, and Dublin, Ireland locations. As a result of this action, we recorded restructuring expenses of $15,365 related to employee costs in the fourth quarter of 2014. During the three months ended March 31, 2015 we incurred additional restructuring costs of $7,052. The following table presents a reconciliation of the restructuring reserve for the three months ended March 31, 2015:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Balance at 12/31/2014	$15,365	$—	$—	$15,365
Restructuring Charges	4,287	—	91	4,378
Cash Settlements	—	—	—	—
Adjustments to previous estimates	2,674	—	—	2,674
Balance at 3/31/2015	$22,326	$—	$91	$22,417
The restructuring reserve of $22,417 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of March 31, 2015.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483 issued by the FDA in August 2014, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of Strensiq (asfotase alfa) and our other product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.
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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Soliris is the first and only therapy approved for the treatment of patients with PNH, a debilitating and life-threatening ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. In 2013, the EC extended the Soliris label to include pediatric patients with PNH. The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) recommends that the renewal be granted with unlimited validity.  We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In April of 2014 the EC approved an update to the EU label that supports Soliris treatment for patients with PNH regardless of history of transfusion and additional updates to inform physicians to make treatment decisions based on elevated hemolysis and the presence of common symptoms associated with PNH.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body or TMA leading to kidney failure, stroke, heart attack and death. Soliris is the first and only therapy approved for the treatment of pediatric and adult patients with aHUS. In May 2014, the FDA approved conversion of Soliris accelerated approval in aHUS to regular approval for the treatment of adult and pediatric patients with aHUS to inhibit complement-mediated TMA. In April of 2014 the EC approved an update to the EU label for Soliris treatment for patients with aHUS that included new efficacy data which specifies that longer-term treatment with Soliris is associated with a greater proportion of patients achieving clinically significant benefits, including complete TMA response and hematologic normalization, as well as the importance of sustained Soliris therapy.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Myasthenia Gravis (MG)	Phase III
		Neuromyelitis Optica (NMO)	Phase III
	Transplant	Delayed Kidney Transplant Graft Function	Phase III
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
Strensiq (asfotase alfa)	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase II
ALXN 1007	Inflammatory Disorders	GI Graft versus Host Disease	Phase II
		Anti-phospholipid Syndrome	Phase II
ALXN 1210	Next Generation		Phase I
ALXN 5500	Next Generation		Phase I

*	Investigator sponsored clinical program

Soliris (eculizumab)
Neurology
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. Enrollment of patients in a Phase III multinational, placebo-controlled registration trial of eculizumab in patients with refractory generalized MG is ongoing and expected to be completed in 2015. The FDA, EC and MHLW have granted orphan drug designation for eculizumab as a treatment for patients with MG.
Neuromyelitis Optica (NMO)
NMO is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Enrollment and dosing are ongoing in a global, randomized, double-blind, placebo-controlled to evaluate eculizumab as a treatment for patients with relapsing NMO. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with NMO.
Transplant
Delayed Kidney Transplant Graft Function (DGF)
DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. Enrollment is ongoing in a single, multinational, placebo-controlled DGF registration trial. Eculizumab has been granted orphan drug designation for DGF by the FDA and the EC granted orphan drug designation to eculizumab for prevention of DGF after solid organ transplantation.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
 In January 2015, we reported results from a randomized, open-label, multicenter Phase II clinical trial of eculizumab presensitized kidney transplant patients at an elevated risk of AMR who received kidneys from living donors. The primary composite endpoint of the trial did not reach statistical significance. Patient follow-up and data analyses are ongoing and based on discussions with regulators, we are developing plans to commence a clinical trial with eculizumab as a treatment for patients with AMR.
The EC granted orphan drug designation to eculizumab for the prevention of graft rejection following solid organ transplantation.

Strensiq (asfotase alfa)
Hypophosphatasia (HPP)
HPP is an ultra-rare, genetic, and life-threatening metabolic disease characterized by impaired phosphate and calcium regulation, leading to progressive damage to multiple vital organs including destruction and deformity of bones, profound muscle weakness, seizures, impaired renal function, and respiratory failure.
Strensiq (asfotase alfa), a targeted enzyme replacement therapy in Phase II clinical trials for patients with HPP, is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. In 2013, Strensiq (asfotase alfa) received Breakthrough Therapy Designation from the FDA. In September 2014, the MHLW granted orphan drug designation to Strensiq (asfotase alfa) for the treatment of patients with HPP.
In 2014, we filed for regulatory approval with the FDA, EMA and MHLW. In July 2014, the European Medicines Agency (EMA) validated our Marketing Authorization Application (MAA) for Strensiq (asfotase alfa) for the treatment of HPP.  In March 2015, the FDA accepted for Priority Review our Biologics License Application (BLA) for Strensiq (asfotase alfa) for treatment of patients with infantile- and juvenile-onset HPP.

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we are conducting a natural history study in patients with MoCD Type A. In October 2013, cPMP received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic form of cPMP replacement therapy in a Phase I healthy volunteer study is complete. As a result, we are conducting a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A switched from treatment with recombinant cPMP.

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. A proof-of-concept study in patients with an ultra-rare disorder, gastrointestinal graft versus host disease (GI-GVHD), is ongoing. Patients with GI-GVHD following bone marrow or hematopoietic stem cell transplant experience engrafted hematopoietic cells that attack host gastrointestinal tissues in the first 100 days post-transplant causing damage to the GI tract, liver and skin. In addition, enrollment is ongoing in a Phase II proof-of-concept study in patients with non-criteria manifestations of anti-phospholipid syndrome (APS). APS is an ultra-rare autoimmune, hypercoagulable state caused by antiphospholipid antibodies.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Manufacturing
We currently rely on two manufacturing facilities, Alexion's Rhode Island manufacturing facility (ARIMF) and a facility operated by Lonza Group AG and its affiliates (Lonza), to produce commercial and clinical bulk quantities of Soliris, and we rely on another facility operated by Lonza for clinical and commercial quantities of Strensiq (asfotase alfa). We produce our clinical and preclinical quantities of our other product candidates at ARIMF. We have entered into an agreement with Lonza to manufacture commercial and clinical supplies of Soliris and Strensiq (asfotase alfa) at an additional site. We also depend on a limited number of third party providers for other services with respect to our clinical and commercial requirements, including manufacturing services, product finishing, packaging, filling and labeling.
We have various agreements with Lonza through 2026, with remaining total non-cancellable commitments of approximately $413,150 through 2019. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In March 2013, we received a Warning Letter (Warning Letter) from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed an FDA inspection which concluded in August 2012. At the conclusion of that inspection, the FDA issued a Form 483 Inspectional Observations, to which we responded in August 2012 and provided additional information to the FDA in September and December 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. At the conclusion of another inspection of ARIMF in August 2014, the FDA issued a Form 483 with three inspectional observations, none of which were designated as a repeat observation to the Warning Letter. We continue to manufacture products, including Soliris at ARIMF. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated. To the extent that circumstances related to this matter change, the impact could have a material adverse effect on our financial operations.
The EMA inspected ARIMF in January 2013, and issued a cGMP certificate in May 2013.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland.  Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned fill/finish facility for Soliris and other clinical and commercial products. We have also initiated the construction of office, laboratory and packaging facilities on property in Dublin, Ireland, which we purchased in April 2014.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2014.  We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to periods ending after December 15, 2017 along with an option to permit companies to early adopt the standard for annual periods beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.
Results of Operations

Net Product Sales
The following table summarizes net product sales for the three months ended March 31, 2015 and 2014:

	Three months ended
	March 31,		$
	2015	2014	Variance
Net product sales	$600,333	$566,616	$33,717

In March 2014, we entered into an agreement with the French government which positively impacts prospective reimbursement of Soliris and also provides for reimbursement for shipments in years prior to January 1, 2014. As a result of this agreement, in the first quarter of 2014, we reduced the rebate payable and recognized $87,830 of net product sales from Soliris in France relating to years prior to January 1, 2014.
Exclusive of the $87,830 recognized in 2014 related to prior years, net product revenues increased by $121,547 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The components of this increase in revenues, are as follows:

Components of change:
Price	1.0%
Volume	31.0%
Foreign exchange	(7.0)%
Total change in net product sales	25.0%
The increase in net product sales for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to an increase in unit volumes of 31.0%, due to increased physician demand globally for Soliris therapy for patients with PNH or aHUS during the respectively periods.
Price had a positive impact on net product sales of 1.0% for the three months ended March 31, 2015.
Foreign exchange had a negative impact of 7.0% for the three months ended March 31, 2015, as compared to the same period in 2014. The negative impact on foreign exchange of $31,400 or 7.0%, was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three months ended March 31, 2015. The negative impact was primarily due to the weakening of the Euro, Japanese Yen and Russian Ruble. Offsetting the impact of the stronger dollar, we recorded a gain in revenue of $29,082 and $1,266 related to our foreign currency cash flow hedging program for the three months ended March 31, 2015 and 2014, respectively. We expect the strong dollar compared to other currencies, especially the Euro, Japanese Yen and Russian Ruble, to continue to have a negative impact on revenue in 2015 compared to 2014.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The following table summarizes cost of sales for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Variance
Cost of sales	$69,399	$32,939	$36,460
Cost of sales as a percentage of net product sales	11.6%	5.8%	5.8%
We recorded an expense of $24,352 in the first quarter of 2015 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq (asfotase alfa). The costs are comprised of raw materials, internal overhead and external production costs. We do not expect this expense will not impact the clinical supply of inventory or the expected commercial launch of Strensiq (asfotase alfa) later in 2015, and we do not expect further material financial impact related to this campaign.
In the first quarter of 2014, we entered into a settlement agreement with a third party related to the calculation of royalties payable to such third party under a pre-existing license agreement. Based on this settlement agreement, we recorded a reversal of accrued royalties of $5,124 as a reduction of cost of sales. Also, in the first quarter of 2014, we recorded the incremental impact in cost of sales of $2,055 for additional royalties related to the $87,830 of net product sales from prior year shipments.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 7.5% for the three months ended March 31, 2015 and 2014.
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
The following table provides information regarding research and development expenses:

	Three months ended
	March 31,		$
	2015	2014	Variance
Clinical development	$29,007	$23,917	$5,090
Product development	21,326	13,039	8,287
Licensing agreements	112,500	101,925	10,575
Discovery research	6,044	2,581	3,463
Total external direct expenses	168,877	141,462	27,415
Payroll and benefits	44,492	44,019	473
Operating and occupancy	3,090	2,876	214
Depreciation and amortization	4,621	3,100	1,521
Total other R&D expenses	52,203	49,995	2,208
Research and development expense	$221,080	$191,457	$29,623

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

For the three months ended March 31, 2015, the increase of $29,623 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $5,090 in external clinical development expenses related primarily to an expansion of clinical studies (see table below).

•
Increase of $8,287 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies as compared to the first quarter of 2014.

•	Increase of $10,575 in upfront licensing agreement costs primarily due to the upfront payments of $112,000 in the first quarter of 2015 as compared to $100,000 in the first quarter of 2014.

•	Increase of $3,463 in discovery research expenses primarily related to increases in external research expenses associated with our Moderna agreement.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended
	March 31,		$
	2015	2014	Variance
External direct expenses
Eculizumab	$17,909	$15,496	$2,413
Asfotase alfa	4,271	4,242	29
cPMP	1,554	1,553	1
Other programs	2,956	1,601	1,355
Unallocated	2,317	1,025	1,292
	$29,007	$23,917	$5,090
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended
	March 31,		$
	2015	2014	Variance
Salary, benefits and other labor expense	$124,103	$82,418	$41,685
External selling, general and administrative expense	63,013	46,873	16,140
Total selling, general and administrative expense	$187,116	$129,291	$57,825
For the three months ended March 31, 2015, the increase of $57,825 in selling, general and administrative expense, as compared to the same period in the prior year, was related to the following:

•
Increase in salary, benefits and other labor expenses of $41,685. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs of $11,400 related to our global commercial staff to support global expansion. This increase was also due to increases in payroll and benefits of $30,300 within our general and administrative functions to support our infrastructure growth as a global commercial entity including additional stock-based compensation of $15,300.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

•
Increase in external selling, general and administrative expenses of $16,140. The increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, increased costs associated with new product candidates, and an increase in other administrative costs to support our infrastructure growth.

Acquisition-related Costs
For the three months ended March 31, 2015 and 2014, acquisition-related costs consisted of changes in the fair value of contingent consideration of $11,979 and $(38), respectively. The increase in the fair value of contingent consideration is primarily due to increases in the likelihood of payments for contingent consideration.
Restructuring Expenses
In the fourth quarter of 2014, we announced plans to relocate our European headquarters from Lausanne, Switzerland to Zurich, Switzerland. The relocation of the European headquarters will support our operational needs based on growth in the European region. For the three months ended March 31, 2015 we incurred additional employee separation costs resulting in restructuring expenses of $7,052. We expect to pay all accrued amounts related to this restructuring activity in 2015.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended
	March 31,		$
	2015	2014	Variance
Investment income	$2,884	$2,213	$671
Interest expense	(651)	(1,063)	412
Foreign currency gain	1,005	1,258	(253)
Total other income and expense	$3,238	$2,408	$830
Income Taxes
During the three months ended March 31, 2015, we recorded an income tax provision of $15,622 and an effective tax rate of 14.6%, compared to an income tax provision of $52,557 and an effective tax rate of 24.8% for the three months ended March 31, 2014.
The tax provision for the three months ended March 31, 2015 and 2014 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The tax provision for the three months ended March 31, 2014 also includes $2,652 attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The remaining reduction in the effective tax rate for the three months ended March 31, 2015 as compared to the same period in the prior year is primarily attributable to an increase in our Federal Orphan Drug Credit and an increase in the amount of income earned in jurisdictions outside the U.S.
We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	$ Variance
Cash and cash equivalents	$916,814	$943,999	$(27,185)
Marketable securities	$1,008,278	$1,017,567	$(9,289)
Long-term debt (includes current portion)	$45,500	$57,500	$(12,000)

Current assets	$2,852,987	$2,796,029	$56,958
Current liabilities	580,439	606,740	(26,301)
Working capital	$2,272,548	$2,189,289	$83,259

The decrease in cash and cash equivalents was primarily attributable to purchases of marketable securities, payments on our outstanding term loan, purchases of property, plant and equipment, and the repurchase of common stock, offset by cash generated from operations, proceeds from the maturity or sale of available-for-sale securities, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At March 31, 2015, four individual customers accounted for an aggregate of 55% of the accounts receivable balance, with individual customers ranging from 11% to 20% of the accounts receivable balance. At December 31, 2014, four individual customers accounted for an aggregate of 58% of the accounts receivable balance, with individual customers ranging from 10% to 23% of the accounts receivable balance. For the three months ended March 31, 2015, three customers accounted for an aggregate of 39% of our product sales, with individual customers ranging from 10% to 18% of our product sales. For the three months ended March 31, 2014 , one customer accounted for 16% of our product sales.
We continue to monitor economic conditions, including volatility associated with global economies and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Although collection of our accounts receivables from certain countries may extend beyond our standard credit terms, we do not expect any such delays to have a material impact on our financial condition or results of operations.
We manage our foreign currency exposure within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk mitigation purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2015, we have foreign exchange forward contracts with notional amounts totaling $1,916,750. These outstanding foreign exchange forward contracts had a net fair value of $241,064, of which an unrealized gain of $241,466 is included in other assets, offset by an unrealized loss of $402 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At March 31, 2015, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
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
Financing Lease Obligation
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of March 31, 2015, we recorded a construction-in-process asset of $148,470, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $114,912 associated with the new facility.
License Agreements
In March 2015, we entered into an agreement with a third party that allowed us to exercise an option with another third party for exclusive, worldwide, perpetual license rights to a specialized technology and other intellectual property and we simultaneously exercised the option. Due to the early stage of these assets, we recorded expense for the payments of $47,000 during the first quarter 2015.
In March 2015, we entered into a collaboration agreement with a third party that allows us to identify and optimize drug candidates. Alexion will have the exclusive worldwide rights to develop and commercialize products arising from the collaboration. Due to the early stage of the assets we are licensing in connection with the collaboration, we recorded expense for the upfront payment of $15,000 during the first quarter 2015. In addition, we could be required to pay up to an additional $252,500 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.
In January 2015, we entered into a license agreement with a third party to obtain an exclusive research, development and commercial license for specific therapeutic molecules. Due to the early stage of these assets, we recorded expense for the upfront payment of $50,000 during the first quarter 2015. In addition, we could be required to pay up to an additional $830,000 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.
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
Long-term Debt
In February 2012, we entered into a Credit Agreement (Credit Agreement) with a syndicate of lenders and other parties named in the Credit Agreement that provides for a $240,000 senior secured term loan facility payable in equal quarterly installments of $12,000 starting June 30, 2012 and a $200,000 senior secured revolving credit facility, which includes up to a $60,000 sublimit for letters of credit and a $10,000 sublimit for swingline loans. We may also use the facilities for working capital requirements, acquisitions and other general corporate purposes. Any of Alexion's wholly-owned foreign subsidiaries may borrow funds under the facilities upon satisfaction of certain conditions described in the Credit Agreement. As of

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

March 31, 2015, we had $45,500 outstanding on the term loan of which $12,000 was paid in April 2015. As of March 31, 2015, we had open letters of credit of $9,938, and our borrowing availability under the revolving facility was $190,062 at March 31, 2015. We expect that cash generated from operations will be sufficient to meet debt service obligations.
Lonza Agreement
We have supply agreements with Lonza through 2026 relating to the manufacture of Soliris and Strensiq (asfotase alfa), which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $413,150 through 2019. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
Taxes
We do not record U.S. tax expense on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries because these earnings are intended to be permanently reinvested offshore. At December 31, 2014, the cumulative amount of these earnings was approximately $359,000. During the fourth quarter of 2013, in connection with the centralization of our global supply chain and technical operations in Ireland, our U.S. parent company became a direct partner in a foreign partnership subsidiary. To the extent that our U.S. parent company receives its allocation of partnership taxable income, the amounts will be taxable in the U.S. and therefore the permanent reinvestment assertion will no longer apply.
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At March 31, 2015, approximately $608,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized the repurchase of up to $400,000 of our common stock and in December 2014 they authorized the repurchase of an additional $500,000 of our common stock. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
Under the program, we repurchased 334 and 137 shares of our common stock at a cost of $60,026 and $22,057 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there is a total of $459,686 remaining for repurchases under the program.
Subsequent to December 31, 2014, we repurchased 126 shares of our common stock under our repurchase program at a cost of $22,413.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,
	2015	2014	$ Variance
Net cash provided by (used in) operating activities	$23,034	$(31,055)	$54,089
Net cash used in investing activities	(48,423)	(90,197)	41,774
Net cash provided by financing activities	5,074	119,212	(114,138)
Effect of exchange rate changes on cash	(6,870)	468	(7,338)
Net change in cash and cash equivalents	$(27,185)	$(1,572)	$(25,613)
The decrease in cash and cash equivalents was primarily attributable to purchases of marketable securities, payments on our outstanding term loan, purchases of property, plant and equipment, and the repurchase of common stock, offset by cash generated from operations, proceeds from the maturity or sale of available-for-sale securities, net proceeds from the exercise of stock options and a reduction of income taxes payable due to excess tax benefits from stock options.

Operating Activities
The components of cash flows from operating activities, as reported in our Condensed Consolidated Statements of Cash Flows, are as follows:

•
Our net income was $91,323 and $159,354 for the three months ended March 31, 2015 and 2014, respectively. During the first quarter of 2015 we recorded expense of $112,000 for upfront payments associated with license agreements we entered into with a third parties. During the first quarter of 2014, we recorded expense of $100,000 for an upfront payment related to an option agreement we entered into with Moderna Therapeutics, Inc.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, and deferred taxes, and were increases (decreases) to reconcile net income to net cash flows from operating activities of $46,736 and $(17,005) for the three months ended March 31, 2015 and 2014, respectively.

•
Non-cash items also included $52,521 and $130,407 of windfall tax benefits for three months ended March 31, 2015 and 2014, respectively. The amount of the windfall tax benefit was significantly higher for the three months ended March 31, 2014 due to an increased level of stock option exercises.

•
Net cash outflow due to changes in operating assets and liabilities was $62,504 and $42,997 for the three months ended March 31, 2015 and 2014, respectively. The $62,504 change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $58,918 due primarily to increasing revenue.
Increase of $38,980 in prepaid expenses and other assets related to increases in prepaid manufacturing costs and prepaid taxes.

•
Decrease of $13,659 in accounts payable, accrued expenses and other liabilities primarily related to decreases in accrued compensation and accrued taxes, offset by increases in accrued distribution fees and trade accounts payable.

•	Increase in deferred revenue of $46,427 due to increased shipments in advance of recognizing revenue.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $166,319 and $145,565 for the three months ended March 31, 2015 and 2014, respectively, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $176,256 and $99,250 during the same periods.

•	Additions to property, plant and equipment of $57,075 and $17,733 for the three months ended March 31, 2015 and 2014, respectively.
Financing Activities
Net cash flows from financing activities reflect proceeds from the exercise of stock options of $24,882 and $30,404 for the three months ended March 31, 2015 and 2014, respectively. Net cash flows from financing activities for the three months ended March 31, 2015 and 2014 also include $52,521 and $130,407 respectively, of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
During the three months ended March 31, 2015, we made payments of $12,000 against the term loan facility. The facility had $45,500 remaining outstanding as of March 31, 2015.
During the three months ended March 31, 2015 and 2014, we repurchased $60,026 and $22,057 worth of shares of our common stock under a repurchase program that was approved by our Board of Directors in November 2012. In December 2014, our Board of Directors approved an additional $500,000 for the repurchase of shares. As of March 31, 2015, there is a total of $459,686 remaining for repurchases under the repurchase program.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2014, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
As of March 31, 2015, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates increase. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the length of time to maturity of our investments. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(11,230) and $7,723, respectively.
In February 2012, we entered into the Credit Agreement with a floating rate of interest based on LIBOR, Prime Rate, Federal Funds Rate or Eurodollar Rate, at our election, plus an applicable credit spread. We do not expect changes in interest rates related to the Credit Agreement to have a material effect on our financial statements. At March 31, 2015, we had approximately $45,500 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $455.
Foreign Exchange Market Risk
Our operations include activities in many countries outside the United States, including countries in Europe, Latin America and Asia Pacific.  As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate.  We have exposure to movements in foreign currency exchange rates, the most significant of which are the Euro and Japanese Yen, against the U.S. dollar.  We are a net recipient of many foreign currencies, and our consolidated financial results benefit from a weaker U.S. dollar and are adversely impacted by a stronger U.S. dollar relative to foreign currencies in which we sell our product.
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies.  Approximately 54% of our product sales were denominated in foreign currencies during the three months ended March 31, 2015, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time.  In certain foreign countries, we may sell in U.S. Dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact us in the future.

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
We currently have a derivative program in place to achieve the following: 1) mitigate the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using forward contracts with durations of up to 30 days and 2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, using contracts with durations of up to 60 months. The objectives of this program are to reduce the volatility of our operating results due to fluctuation of foreign exchange and to increase the visibility of the foreign exchange impact on forecasted revenues. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of March 31, 2015 and December 31, 2014, we held foreign exchange forward contracts with notional amounts totaling $1,916,750 and $1,748,931, respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted revenues and, for certain currencies, extended duration of hedges. As of March 31, 2015 and December 31, 2014, our outstanding foreign exchange forward contracts had a net fair value of $241,064 and $135,166, respectively. The increase in the net fair value of outstanding foreign exchange forward contracts is primarily due to the strengthening of the U.S. dollar in 2015.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at March 31, 2015, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $147,794 at March 31, 2015. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. Although collection of our accounts receivables from certain countries may extend beyond our standard credit terms, we currently do not expect such delays to have a material impact on our financial condition or results of operations.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	our ability to obtain sufficient coverage or reimbursement by government or third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	establishment and maintenance of our commercial manufacturing capabilities ourselves or through third-party manufacturers;

•	the number of patients with PNH and aHUS, and the number of those patients who are diagnosed with PNH and aHUS and identified to us;

•	the number of patients with PNH and aHUS that may be treated with Soliris;

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
Payers in the U.S. also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price (ASP), average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare and Medicaid Services (CMS), the federal agency that administers Medicare and the Medicaid Drug Rebate Program, has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost (NADAC) files, which reflect retail community pharmacy invoice costs, and National Average Retail Price (NARP) files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payers to cover Soliris.
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
We are also focusing development efforts on the use of eculizumab for the treatment of additional diseases. The success of these programs depends on many factors, including those described in this Quarterly Report on Form 10-Q. As Soliris is approved by regulatory agencies for indications other than PNH and aHUS, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse coverage or reimbursement for Soliris for the treatment of PNH, aHUS or for any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.
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
If we or our contract manufacturers fail to comply with United States and foreign regulations, we or our manufacturers could lose our approvals to market Soliris or our product candidates, and our business would be seriously harmed.
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

•
delays in approving or refusal to approve our products including pending Biologics License Applications (BLAs) or BLA supplements for Soliris or asfotase alfa, or a facility that manufactures our products;

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
In addition to FDA and related regulatory requirements, we are subject to health care "fraud and abuse" laws, such as the federal False Claims Act (FCA), the anti-kickback provisions of the federal Social Security Act, and other state and federal laws and regulations. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind to induce, or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federal health care programs. This statute has been interpreted to apply broadly to arrangements between pharmaceutical manufacturers on the one hand and prescribers, patients, purchasers and formulary managers on the other. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the FCA. A conviction for violation of the Anti-kickback Statute requires mandatory exclusion from participation in federal health care programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical products, including certain discounts, education and research grants, purchase of speaking or consulting services, and patient assistance programs, may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to case-by-case scrutiny.

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
 The majority of states also have statutes similar to the federal anti-kickback law and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.  In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Some state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain health care providers. Similar legislation is being considered in other states. Additionally, PPACA enacted the Physician Payment Sunshine Act, being implemented as the Open Payments program, that requires manufacturers to track and report to the federal government, for public dissemination, payments and other transfers of value made to physicians and teaching hospitals. Many of these requirements are new and there is limited guidance on many aspects of how they will be interpreted, implemented and enforced. Nonetheless, if we are found not to be in full compliance with these laws, we could face enforcement action and fines and other penalties, and could receive adverse publicity.
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
 Although physicians in the United States are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. In the United States, we market Soliris for PNH and aHUS and provide promotional materials and training programs to physicians regarding the use of Soliris for PNH and aHUS. Although we believe our marketing materials and training programs for physicians do not constitute off-label promotion of Soliris, the FDA, the U.S. Justice Department, or other federal or state government agencies may disagree. If the FDA or other government agencies determine that our promotional materials, training or other activities constitute off-label promotion of Soliris, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal or state enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.
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
Recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission (SEC), increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We may operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. From time-to-time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition. Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies also has been observed in a number of European Union member states.
Laws, including those governing promotion, marketing and anti-kickback/anti-bribery provisions, and industry regulations are often strictly enforced. In the United States, additional governmental resources are being added to enforce these laws and to prosecute companies and individuals believed to be violating them. For example, PPACA included a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers for government authorities, and amendments to the FCA that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. We anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and whistleblower lawsuits. Responding to a government investigation or whistleblower lawsuit would be expensive and time-consuming, and could have a material adverse effect on our business and financial condition and growth prospects.
None of our product candidates except for Soliris has received regulatory approvals. Soliris has not been approved for any indication other than for the treatment of patients with PNH and aHUS. If we are unable to obtain regulatory approvals to market one or more of our product candidates, including asfotase alfa and Soliris for other indications, our business may be adversely affected.
All of our product candidates except Soliris and asfotase alfa are in early stages of development, and we do not expect our early stage product candidates to be commercially available for several years, if at all. Although we are preparing for a commercial launch of Strensiq (asfotase alfa) for the treatment of hypophosphatasia, we do not know when or if Strensiq (asfotase alfa) will be approved by the FDA, EMA or any other regulatory agency. We completed a rolling submission of our BLA for Strensiq (asfotase alfa) in the U.S., which allowed completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. While the FDA accepted the application in March 2015, we cannot predict how long the approval process will take or when we will receive approval, if at all. We do not know when or if our other product candidates will be approved. Unfavorable clinical trial results, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.

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
Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the design or results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Data that we believe is highly clinically significant, including the results of our HPP trials, could be interpreted differently by the FDA or other regulatory agencies. The results generated in clinical studies of Strensiq (asfotase alfa) which we believe to be positive, do not ensure that the product will be approved and the FDA or other regulatory agency could require additional preclinical or clinical data. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, our company could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint, such as the Phase II Soliris trial for AMR that we announced in January 2015, generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.
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
In March 2015, the FDA accepted our application for Strensiq (asfotase alfa) as a treatment for patients with HPP. In July 2014, the MAA for Strensiq (asfotase alfa) was validated by the EMA. In October 2014, Alexion submitted a New Drug Application for Strensiq (asfotase alfa) to Japan’s MHLW.
The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States, the European Union and other territories. We must obtain regulatory approval for each of our product candidates, such as Strensiq (asfotase alfa), before marketing or selling any of them. It is not possible to predict how long the approval processes of the FDA or any other applicable federal or foreign regulatory authority or agency for any of our product candidates will take or whether any such approvals ultimately will be granted. For example, the EMA transitioned the MAA for Strensiq (asfotase alfa) from an accelerated assessment to a regular assessment. The FDA and foreign regulatory agencies have substantial discretion in the drug approval process, and positive results in preclinical testing or early phases of clinical studies offer no assurance of success in later phases of the approval process. The approval process varies from country to country and the requirements governing the conduct of clinical trials, product manufacturing, product licensing, pricing and reimbursement vary greatly from country to country. Generally, preclinical and clinical testing of product candidates can take many years and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If we encounter significant delays in the regulatory process, this may prevent us from continuing to develop our product candidates due to excessive costs or otherwise. Any delay in obtaining, or failure to obtain, approvals could adversely affect the marketing of our products and our ability to generate product revenue. The risks associated with the approval process include:

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

The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data, to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that is not desirable for the successful commercialization of that product candidate. In addition, if our product candidate produces undesirable side effects or safety issues, the FDA may require the establishment of REMS or a comparable foreign regulatory authority may require the establishment of a similar strategy, that may, for instance, restrict distribution of our products and impose burdensome implementation requirements on us. Any of the foregoing scenarios could materially harm the commercial prospects of our product candidates.

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
In addition, our business requires using sensitive technology, techniques and proprietary molecules that we protect as trade secrets. However, we may also rely heavily on collaboration with, or discuss the potential for collaboration with, suppliers, outside scientists and other drug companies. Collaboration and discussion of potential collaboration present a strong risk of exposing our trade secrets. If our trade secrets were exposed, it would help our competitors and adversely affect our business prospects.
If we are found to be infringing on patents owned by others, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our drugs. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our drugs, including Soliris, which would adversely affect our business.
Parts of our technology, techniques and proprietary molecules and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We previously reported that Novartis and other third parties have filed civil lawsuits against us claiming infringement of their intellectual property rights. Each of these matters has been resolved, however, additional third parties may claim that the manufacture, use or sale of Soliris or other drugs under development infringes patents owned or granted to such third parties. In addition to the civil actions referenced above, we have in the past received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of Soliris or some of our drug candidates. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of Soliris and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to such other patents, we have determined in our judgment that:

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
In addition, the United States government and other governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in countries where we and our affiliates operate have focused on issues related to the taxation of multinational corporation, including, for example, in the area of “base erosion and profit shifting,” where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. We established operations in Ireland in 2013 and recently, Ireland tax authorities announced changes to the treatment of non-resident Irish entities. The changes are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes and other prospective changes in the United States and other countries in which we and our affiliates operate could increase our effective tax rate, and harm our financial position and results of operations.
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
We conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates in the normal course of our business and we expect these exposures to increase during 2015 if the strengthening of the U.S. dollar continues. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, including the Euro, Japanese Yen, British Pound, Swiss Franc, and Russian Ruble. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced.
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
For example, the PPACA was adopted in the United States in March 2010. This law substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, and fraud and abuse enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.
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
PPACA also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B "ceiling price" for the manufacturer’s covered outpatient drugs. PPACA expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by PPACA. PPACA exempts "orphan drugs"-those designated under section 526 of the FDCA, such as Soliris-from the ceiling price requirements for these newly-eligible entities. On July 21, 2014, the Health Resources and Services Administration (HRSA) which administers the 340B program, issued an interpretive rule to implement the orphan drug exception which interprets the orphan drug exception narrowly. It exempts orphan drugs from the ceiling price requirements for the newly-eligible entities only when the orphan drug is used for its orphan indication. The newly-eligible entities are entitled to purchase orphan drugs at the ceiling price when the orphan drug is not used for its orphan indication. A manufacturer trade group has filed a lawsuit challenging the interpretive rule as inconsistent with the statutory language. That challenge remains ongoing. The uncertainty regarding how the statutory orphan drug exception will be applied will increase the complexity of compliance, will make compliance more time-consuming, and could negatively impact our results of operations. If HRSA’s narrow interpretation of the scope of the orphan drug exemption prevails, it could potentially negatively impact the price we are paid for Soliris by certain entities for some uses and increase the complexity of compliance with the 340B program.
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
Medicare is a U.S. federal government insurance program that covers individuals aged 65 years or older, certain younger individuals with certain disabilities, and individuals with End-Stage Renal Disease. The primary Medicare programs that may affect reimbursement for Soliris are Medicare Part B, which covers physician services and outpatient care, and Medicare Part D, which provides a voluntary outpatient prescription drug benefit. Medicare Part B provides limited coverage of certain outpatient drugs and biologicals that are reasonable and necessary for diagnosis or treatment of an illness or injury. Under Part B, reimbursement is based on a fixed percentage of the applicable product’s ASP. Manufacturers calculate ASP based on a statutory formula and must report ASP information to the CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate Program, on a quarterly basis.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-

defined covered entities no more than the 340B "ceiling price" for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program.
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
We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price, ASP, or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit monthly/quarterly average manufacturer price, ASP, and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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
Federal law requires that for a company to be eligible to have its products paid for with federal funds under the Medicaid program as well as to be purchased by certain federal agencies and grantees, it also must participate in the Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator "covered drugs" available to the "Big Four" federal agencies - the VA, the Department of Defense (DoD) the Public Health Service, and the Coast Guard - at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992 (VHCA). The FCP is based on a weighted average non-federal average manufacturer price (Non-FAMP) which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.
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

If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., some of the laws that may apply include state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions. Accordingly, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the federal Health Insurance Portability and Accountability Act of 1996, as amended (HIPAA) or for aiding and abetting the violation of HIPAA.
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
Anti-takeover provisions of Delaware law, provisions in our charter and bylaws could make a third-party acquisition of us difficult and may frustrate any attempt to remove or replace our current management.
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
Our corporate charter and by-law provisions may discourage certain types of transactions involving an actual or potential change of control that might be beneficial to us or our stockholders. Our bylaws provide that special meetings of our stockholders may be called only by the Chairman of the Board, the President, the Secretary, or a majority of the Board of Directors, or upon the written request of stockholders who together own of record 50% of the outstanding stock of all classes entitled to vote at such meeting. Our bylaws also specify that the authorized number of directors may be changed only by resolution of the board of directors. Our charter does not include a provision for cumulative voting for directors, which may have enabled a minority stockholder holding a sufficient percentage of a class of shares to elect one or more directors. Under our charter, our board of directors has the authority, without further action by stockholders, to designate up to 5,000 shares of preferred stock in one or more series. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.
Our Board of Directors decided to accelerate the expiration of our shareholder rights plan after reviewing our governance profile and current practices, considering the vote results on a related non-binding shareholder proposal presented at our 2014 annual meeting of shareholders, and determining that it was in the best interests of Alexion and our shareholders. The shareholder rights plan expired in March 2015.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2015	61	$177.71	61	$508,857
February 1-28, 2015	127	$178.04	127	$486,233
March 1-31, 2015	146	$181.82	146	$459,686
Total	334	$179.63	334

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) Notes To Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David Hallal
Date: April 24, 2015		David Hallal Chief Executive Officer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: April 24, 2015		Vikas Sinha, M.B.A., C.A., C.P.A. Executive Vice President and Chief Financial Officer (principal financial officer)