Form 10-Q
period 2015-06-30
ALEXION PHARMACEUTICALS INC
filed 2015-07-31
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	226,154,636
Class	Outstanding as of July 29, 2015

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,322,123	$943,999
Marketable securities	172,229	1,017,567
Trade accounts receivable, net	535,824	432,888
Inventories	234,347	176,441
Prepaid expenses and other current assets	268,715	225,134
Total current assets	2,533,238	2,796,029
Property, plant and equipment, net	555,388	392,248
Intangible assets, net	4,824,520	587,046
Goodwill	5,007,142	254,073
Other assets	247,431	172,566
Total assets	$13,167,719	$4,201,962
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$47,039	$44,016
Accrued expenses	407,345	395,232
Deferred revenue	88,366	58,837
Current portion of long-term debt	131,250	48,000
Deferred tax liabilities	42,018	12,476
Other current liabilities	53,151	48,179
Total current liabilities	769,169	606,740
Long-term debt, less current portion	3,368,750	9,500
Facility lease obligation	129,560	107,099
Contingent consideration	129,546	116,425
Other liabilities	217,823	60,180
Total liabilities	4,614,848	899,944
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 229,371 and 201,944 shares issued at June 30, 2015 and December 31, 2014, respectively	23	20
Additional paid-in capital	7,659,311	2,592,167
Treasury stock, at cost, 3,354 and 2,888 shares at June 30, 2015 and December 31, 2014, respectively	(466,527)	(382,964)
Accumulated other comprehensive loss	62,516	56,785
Retained earnings	1,297,548	1,036,010
Total stockholders' equity	8,552,871	3,302,018
Total liabilities and stockholders' equity	$13,167,719	$4,201,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net product sales	$635,983	$512,495	$1,236,316	$1,079,111
Other revenue	227	—	227	—
Total revenues	636,210	512,495	1,236,543	1,079,111
Cost of sales	52,007	39,626	121,406	72,565
Operating expenses:
Research and development	131,693	92,554	352,773	284,011
Selling, general and administrative	221,383	159,477	408,499	288,768
Impairment of intangible asset	—	—	—	3,464
Acquisition-related costs	33,821	1,989	45,800	1,951
Restructuring expenses	16,224	—	23,276	—
Total operating expenses	403,121	254,020	830,348	578,194
Operating income	181,082	218,849	284,789	428,352
Other income and expense:
Investment income	2,226	1,714	5,110	3,927
Interest expense	(3,971)	(715)	(4,622)	(1,778)
Foreign currency (loss) gain	(2,045)	(1,202)	(1,040)	56
Income before income taxes	177,292	218,646	284,237	430,557
Income tax provision	7,077	52,151	22,699	104,708
Net income	$170,215	$166,495	$261,538	$325,849
Earnings per common share
Basic	$0.84	$0.84	$1.30	$1.65
Diluted	$0.83	$0.83	$1.29	$1.62
Shares used in computing earnings per common share
Basic	202,234	197,880	200,806	197,838
Diluted	204,546	201,524	203,302	201,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$170,215	$166,495	$261,538	$325,849
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,170	46	(4,218)	552
Unrealized (losses) gains on marketable securities	(803)	299	254	1,110
Unrealized losses on pension obligation	(7,193)	(2,685)	(7,445)	(2,685)
Unrealized (losses) gains on hedging activities, net of tax of $(27,623), $(526), $11,010 and $(1,771), respectively	(50,147)	(3,675)	17,140	(8,570)
Other comprehensive (loss) income, net of tax	(56,973)	(6,015)	5,731	(9,593)
Comprehensive income	$113,242	$160,480	$267,269	$316,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$261,538	$325,849
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,141	19,042
Impairment of intangible asset	—	3,464
Change in fair value of contingent consideration	16,023	1,951
Share-based compensation expense	109,797	52,254
Premium amortization of available-for-sale securities	5,690	8,163
Deferred taxes	(3,565)	(112,425)
Reduction in taxes payable due to excess tax benefit from stock options	(10,763)	(254,547)
Unrealized foreign currency gain	(10,434)	(4,046)
Other	404	309
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(108,984)	(9,179)
Inventories	4,722	(34,972)
Prepaid expenses and other assets	(48,069)	(17,815)
Accounts payable, accrued expenses and other liabilities	(10,761)	78,298
Deferred revenue	32,517	18,749
Net cash provided by operating activities	261,256	75,095
Cash flows from investing activities:
Purchases of available-for-sale securities	(187,416)	(278,134)
Proceeds from maturity or sale of available-for-sale securities	1,030,825	275,946
Purchases of trading securities	(3,769)	(1,765)
Purchases of other investments	—	(25,000)
Purchases of property, plant and equipment	(130,171)	(61,189)
Payment for acquisition of business, net of cash acquired	(3,939,268)	—
Other	1,410	26
Net cash used in investing activities	(3,228,389)	(90,116)
Cash flows from financing activities:
Debt issuance costs	(45,492)	—
Proceeds from revolving credit facility	200,000	—
Proceeds from term loan	3,500,000	—
Payments on revolving credit facility	(200,000)	—
Payments on term loan	(57,500)	(31,500)
Equity issuance costs for shares issued in connection with acquisition of business	(3,864)	—
Excess tax benefit from stock options	10,763	254,547
Repurchase of common stock	(83,563)	(178,515)
Net proceeds from the exercise of stock options	31,684	52,181
Other	(613)	(81)
Net cash provided by financing activities	3,351,415	96,632
Effect of exchange rate changes on cash	(6,158)	577
Net change in cash and cash equivalents	378,124	82,188
Cash and cash equivalents at beginning of period	943,999	529,857
Cash and cash equivalents at end of period	$1,322,123	$612,045

Supplemental cash flow disclosures from investing and financing activities:
Common stock issued in acquisition of business	$4,917,849	$—
Construction in process related to facility lease obligation	$19,065	$27,284
Accrued expenses for purchases of property, plant and equipment	$21,299	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with devastating and rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris® is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease.
We are also establishing a global metabolic rare disease franchise with the development of two late-stage therapies, Strensiq® (asfotase alfa) for the treatment of hypophasphatasia (HPP) and Kanuma® (Sebelipase alfa) for the treatment of lysosomal acid lipase deficiency (LAL-D). HPP is a genetic ultra-rare disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the LAL enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues.
We are also evaluating additional potential indications for Soliris in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening rare disorders.
We were incorporated in 1992 and began commercial sale of Soliris in 2007.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities are also allowed to early adopt the standard for annual

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

periods beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.
In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and requires a retrospective method of adoption. We will adopt the provisions of the guidance for the balance sheet disclosures of debt issuance costs in 2016.

3.	Acquisitions

Acquisition of Synageva BioPharma Corp.
On May 6, 2015, we announced that we entered into a definitive agreement to acquire Synageva BioPharma Corp. (Synageva), a publicly-held clinical-stage biotechnology company based in Lexington, Massachusetts for per share consideration of $115 in cash and 0.6581 shares of Alexion stock. At this date, the announced purchase consideration was estimated at approximately $8,400,000, net of Synageva cash, based on the closing price of Alexion stock on May 5, 2015 of $168.55.
On June 22, 2015, we completed the acquisition of Synageva, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Synageva were recorded as of the acquisition date at their respective fair values. Synageva's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition was intended to further our objective to develop and commercialize life-transforming therapies to an increasing number of patients with devastating and rare diseases. Synageva's lead product candidate, Kanuma™ (sebelipase alfa), is an enzyme replacement therapy for patients suffering with LAL-D, a life-threatening, ultra-rare disease for which there are no approved treatments.
We acquired all of the outstanding shares of common stock of Synageva for $4,565,485 in cash and 26,125 shares of common stock. At closing of the business combination on June 22, 2015, the purchase consideration was approximately $8,860,000, net of Synageva cash, based Alexion's closing share price on the date of acquisition of $188.24. We financed the cash consideration with existing cash and proceeds from our new credit facility described further in Note 6.
The aggregate consideration to acquire Synageva consisted of:

Stock consideration	$4,917,849
Cash consideration	4,565,485
Total purchase price	$9,483,334
The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Cash	$626,217
Inventory	61,710
Other current assets	13,761
In-process research and development (IPR&D)	4,236,000
Other noncurrent assets	278,584
Assets acquired	5,216,272
Deferred tax liability	(179,212)
Other liabilities assumed	(306,795)
Liabilities assumed	(486,007)
Goodwill	4,753,069
Total purchase price	$9,483,334

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets and tax-related items.
We acquired $61,710 of Kanuma (sebelipase alfa) inventory produced for commercial sale that is awaiting regulatory approval. The estimated fair value of work-in-process and finished goods inventory was determined utilizing the comparative sales method, based on the expected selling price of the inventory, adjusted for incremental costs to complete the manufacturing process and for direct selling efforts, as well as for a reasonable profit allowance. The estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory.
Intangible assets associated with IPR&D projects primarily relate to Synageva's lead product candidate, Kanuma (sebelipase alfa). The estimated fair value of IPR&D assets of $4,236,000 was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Synageva of 10.0%, which represents a rate of return that a market participant would expect for these assets.
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill, which is not tax-deductible, has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The goodwill represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and expected synergies that are specific to our business and not available to market participants, including our unique ability to commercialize therapies for rare diseases, our existing relationships with specialty physicians who can identify patients with LAL-D and a global distribution network to facilitate immediate drug delivery and other benefits that we believe will result from combining the operations of Synageva within our operations.
We recorded a net deferred tax liability of $179,212. This amount was primarily comprised of $586,720 and $22,393, of deferred tax liabilities related to the IPR&D and inventory acquired, respectively, offset by $231,281 and $198,620 of deferred tax assets related to NOLs and tax credits, respectively, which we expect to utilize.
For the three and six months ended June 30, 2015, we recorded $4,862 of operating expenses associated with the continuing operations of Synageva in our condensed consolidated statements of operations.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of Alexion and Synageva as if the acquisition of Synageva had been completed on January 1, 2014, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that would have had we completed the transaction on January 1, 2014.

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Pro forma revenue	$637,491	$514,838	$1,238,751	$1,083,040
Pro forma net income	98,568	116,251	130,289	69,393
Earnings per common share
Basic	$0.44	$0.52	$0.58	$0.31
Diluted	$0.43	$0.51	$0.57	$0.30
The unaudited pro forma consolidated results include the following pro forma adjustments related to non-recurring activity:

•
Alexion and Synageva expenses of $33,150 and $127,290, respectively, associated with the accelerated vesting of stock based compensation as a result of the acquisition were excluded from net income for the three and six months ended June 30, 2015. These expenses were included in net income for the six months ended June 30, 2014;

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

•
Alexion and Synageva acquisition-related and restructuring costs of $40,099 and $62,071, respectively, were excluded from income for the three and six months ended June 30, 2015. These expenses were included in net income for the six months ended June 30, 2014.

Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the three and six months ended June 30, 2015 and 2014 include the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Transaction costs (1)	$26,799	$—	$26,799	$—
Integration costs	2,978	—	2,978	—
Changes in fair value of contingent consideration	4,044	1,989	16,023	1,951
	$33,821	$1,989	$45,800	$1,951

(1) Transaction costs include investment advisory, legal, and accounting fees

The acquisition of Synageva also resulted in $10,322 of restructuring related charges for the three and six months ended June 30, 2015. See Note 19 for additional details.

4.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	June 30,	December 31,
	2015	2014
Raw materials	$21,287	$14,570
Work-in-process	99,575	107,170
Finished goods	113,485	54,701
	$234,347	$176,441

As of June 30, 2015 and December 31, 2014, we capitalized $79,154 and $22,005, respectively, of inventory produced for commercial sale for products awaiting regulatory approval, respectively. Included in this amount as of June 30, 2015, is $61,710 of Kanuma (sebelipase alfa) inventory.
In the first quarter 2015, we recorded an expense of $24,352 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq™ (asfotase alfa). The costs are comprised of raw materials, internal overhead and external production costs.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

5.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

	June 30, 2015	December 31, 2014
Licenses, patents and purchased technology, net	$1,520	$46
Acquired IPR&D	4,823,000	587,000
Intangible assets	$4,824,520	$587,046
Goodwill	$5,007,142	$254,073
During the second quarter 2015, we recorded indefinite-lived intangible assets of $4,236,000 of purchased IPR&D from our acquisition of Synageva.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2014	$254,073
Goodwill resulting from the Synageva acquisition	4,753,069
Balance at June 30, 2015	$5,007,142

6.	Debt
On June 22, 2015, Alexion entered into a credit agreement (Credit Agreement) with a syndicate of banks, which provides for a $3,500,000 term loan facility and a $500,000 revolving credit facility maturing in five years. Borrowings under the term loan are payable in quarterly installments equal to 1.25% of the original loan amount, beginning December 31, 2015. Final repayment of the term loan and revolving credit loans are due on June 22, 2020. In addition to borrowings in which prior notice is required, the revolving credit facility includes a sublimit of $100,000 in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, of up to $25,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent, and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility in an amount that does not cause our consolidated net leverage ratio to exceed the maximum allowable amount.
Under the Credit Agreement we may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case depending upon our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement).
Our obligations under the credit facilities are guaranteed by certain of Alexion's foreign and domestic subsidiaries and secured by liens on certain of Alexion's and its subsidiaries' equity interests, subject to certain exceptions.
The Credit Agreement requires us to comply with certain financial covenants on a quarterly basis. Further, the Credit Agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, and engage in certain investment, acquisition and disposition transactions. The Credit Agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the loan.
In connection with entering into the Credit Agreement, we paid $45,492 in financing costs which are being amortized as interest expense over the life of the debt.
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under the term loan facility and $200,000 under the revolving facility, and we used our available cash for the remaining cash consideration. In June 2015, we repaid the revolving facility in full. At June 30, 2015, we had $3,500,000 outstanding on the term loan and zero outstanding on the revolving facility. At June 30, 2015, we had open letters of credit of $5,672, and our borrowing availability under the revolving facility was $494,328.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

On June 22, 2015, in connection with, and simultaneously with, the execution of the Credit Agreement described above, the 2012 Credit Agreement (Prior Credit Agreement) dated February 7, 2012 was terminated, and outstanding borrowings of $33,500 were repaid.

7.	Earnings Per Common Share
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
The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income used for basic and diluted calculation	$170,215	$166,495	$261,538	$325,849
Shares used in computing earnings per common share—basic	202,234	197,880	200,806	197,838
Weighted-average effect of dilutive securities:
Stock awards	2,312	3,644	2,496	3,877
Shares used in computing earnings per common share—diluted	204,546	201,524	203,302	201,715
Earnings per common share:
Basic	$0.84	$0.84	$1.30	$1.65
Diluted	$0.83	$0.83	$1.29	$1.62
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and six months ended June 30, 2015 were 2,435 and 2,387 shares of common stock, respectively, because their effect is anti-dilutive. Similarly, we excluded 1,698 and 1,151 shares from the calculation of EPS for the three and six months ended June 30, 2014, respectively, because their effect was anti-dilutive.

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$44,921	$—	$—	$44,921
Corporate bonds	88,828	59	(21)	88,866
Municipal bonds	57,519	6	(2)	57,523
Other government-related obligations:
U.S.	8,399	—	—	8,399
Foreign	49,464	17	(15)	49,466
Bank certificates of deposit	33,550	—	—	33,550
	$282,681	$82	$(38)	$282,725

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

The aggregate fair value of available-for-sale securities in an unrealized loss position as of June 30, 2015 and December 31, 2014 was $68,024 and $472,241, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months are not material. As of June 30, 2015, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$118,193	$167,892
Marketable securities	164,532	1,013,290
	$282,725	$1,181,182

The fair values of available-for-sale debt securities at June 30, 2015, by contractual maturity, are summarized as follows:

June 30, 2015
Due in one year or less	$250,374
Due after one year through three years	32,351
$282,725

As of June 30, 2015 and December 31, 2014, the fair value of our trading securities was $7,697 and $4,277, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three and six months ended June 30, 2015 and 2014.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

upon contract inception. At June 30, 2015, we had open contracts with notional amounts totaling $1,843,491 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
(Loss) gain recognized in AOCI, net of tax	$(22,221)	$(4,119)	$71,588	$(8,063)
Gain (loss) reclassified from AOCI to net product sales (effective portion), net of tax	$27,670	$(608)	$53,117	$500
Gain reclassified from AOCI to other income and expense (ineffective portion), net of tax	$256	$164	$1,331	$7
Assuming no change in foreign exchange rates from market rates at June 30, 2015, $84,046 of gains recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2015, the notional amount of foreign exchange contracts where hedge accounting is not applied was $184,392.
We recognized a (loss) gain of $(6,660) and $(1,640), in other income and expense, for the three months ended June 30, 2015 and 2014, respectively, and $(237) and $649, for the six months ended June 30, 2015 and 2014, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$89,327	Other current liabilities	$2,934
Foreign exchange forward contracts	Other non-current assets	82,343	Other non-current liabilities	5,486
Total fair value of derivative instruments		$171,670		$8,420

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

The fair value of our foreign exchange forward contracts that are not designated as hedging instruments was zero as of June 30, 2015 and December 31, 2014.

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

	June 30, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$171,670	$—	$171,670	$(8,420)	$—	$163,250
Derivative liabilities	(8,420)	—	(8,420)	8,420	—	—

	December 31, 2014
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$136,046	$—	$136,046	$(880)	$—	$135,166
Derivative liabilities	(880)	—	(880)	880	—	—

10.	Other Investments
Other investments include our investment of $37,500 in the preferred stock of Moderna LLC. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of June 30, 2015.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. During the three months ended June 30, 2015 and 2014, we repurchased 132 and 1,012 shares of our common stock at a cost of $23,537 and $156,458, respectively, and during the six months ended June 30, 2015 and 2014, we repurchased 466 and 1,149 shares of our common stock at a cost of $83,563 and $178,515, respectively. In May 2015, our Board of Directors increased the authorization of shares up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. As previously disclosed, the Company did not repurchase any shares during the pendency of the Synageva acquisition. As of June 30, 2015, there is a total of $1,000,000 remaining for repurchases under the repurchase program.
In June 2015, in connection with our acquisition of Synageva, we issued 26,125 shares of common stock to Synageva shareholders and employees. The value of the stock was $4,917,849, and we incurred $3,864 of issuance costs.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2015 and 2014:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16,570)	$(234)	$87,308	$(13,719)	$56,785
Other comprehensive income before reclassifications	(8,153)	276	71,588	(4,218)	59,493
Amounts reclassified from other comprehensive income	708	(22)	(54,448)	—	(53,762)
Net other comprehensive income (loss)	(7,445)	254	17,140	(4,218)	5,731
Balances, June 30, 2015	$(24,015)	$20	$104,448	$(17,937)	$62,516

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2013	$(11,502)	$(146)	$(3,827)	$(7,382)	$(22,857)
Other comprehensive income before reclassifications	(3,086)	1,111	(8,063)	552	(9,486)
Amounts reclassified from other comprehensive income	401	(1)	(507)	—	(107)
Net other comprehensive income (loss)	(2,685)	1,110	(8,570)	552	(9,593)
Balances, June 30, 2014	$(14,187)	$964	$(12,397)	$(6,830)	$(32,450)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2015	2014	2015	2014
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$31,622	$(695)	$60,705	$571	Net product sales
Ineffective portion of foreign exchange contracts	293	187	1,521	8	Foreign currency (loss) gain
	31,915	(508)	62,226	579
	(3,989)	64	(7,778)	(72)	Income tax provision
	$27,926	$(444)	$54,448	$507
Unrealized Gains (Losses) from Marketable Securities
Realized gains on sale of securities	$22	$—	$35	$2	Investment income
	22	—	35	2
	(8)	—	(13)	(1)	Income tax provision
	$14	$—	$22	$1
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(626)	$(359)	$(937)	$(438)	(a)
	(626)	(359)	(937)	(438)
	153	31	229	37	Income tax provision
	$(473)	$(328)	$(708)	$(401)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 15 for additional details).

13.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2015
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$605,523	$—	$605,523	$—
Cash equivalents	Commercial paper	$44,921	$—	$44,921	$—
Cash equivalents	Municipal bonds	$31,323	$—	$31,323	$—
Cash equivalents	Bank certificates of deposit	$33,550	$—	$33,550	$—
Cash equivalents	Other government-related obligations	$8,399	$—	$8,399	$—
Marketable securities	Mutual funds	$7,697	$7,697	$—	$—
Marketable securities	Corporate bonds	$88,866	$—	$88,866	$—
Marketable securities	Municipal bonds	$26,200	$—	$26,200	$—
Marketable securities	Other government-related obligations	$49,466	$—	$49,466	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$89,327	$—	$89,327	$—
Other assets	Foreign exchange forward contracts	$82,343	$—	$82,343	$—
Other current liabilities	Foreign exchange forward contracts	$2,934	$—	$2,934	$—
Other liabilities	Foreign exchange forward contracts	$5,486	$—	$5,486	$—
Other current liabilities	Acquisition-related contingent consideration	$49,448	$—	$—	$49,448
Contingent consideration	Acquisition-related contingent consideration	$129,546	$—	$—	$129,546

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

		Fair Value Measurement at December 31, 2014
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$176,331	$—	$176,331	$—
Cash equivalents	Commercial paper	$117,529	$—	$117,529	$—
Cash equivalents	Corporate bonds	$9,315	$—	$9,315	$—
Cash equivalents	Municipal bonds	$12,050	$—	$12,050	$—
Cash equivalents	Other government-related obligations	$23,998	$—	$23,998	$—
Cash equivalents	Bank certificates of deposit	$5,000	$—	$5,000	$—
Marketable securities	Mutual funds	$4,277	$4,277	$—	$—
Marketable securities	Commercial paper	$24,966	$—	$24,966	$—
Marketable securities	Corporate bonds	$484,551	$—	$484,551	$—
Marketable securities	Municipal bonds	$162,795	$—	$162,795	$—
Marketable securities	Other government-related obligations	$268,978	$—	$268,978	$—
Marketable securities	Bank certificates of deposit	$72,000	$—	$72,000	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$77,348	$—	$77,348	$—
Other assets	Foreign exchange forward contracts	$58,698	$—	$58,698	$—
Other current liabilities	Foreign exchange forward contracts	$794	$—	$794	$—
Other liabilities	Foreign exchange forward contracts	$86	$—	$86	$—
Other current liabilities	Acquisition-related contingent consideration	$46,546	$—	$—	$46,546
Contingent consideration	Acquisition-related contingent consideration	$116,425	$—	$—	$116,425

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2015.

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
As of June 30, 2015, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $876,000 if all development, regulatory and sales-based milestones are reached. As of June 30, 2015, the fair value of acquisition-related contingent consideration was $178,994. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six months ended
June 30, 2015
Balance at beginning of period	$(162,971)
Changes in fair value	(16,023)
Balance at end of period	$(178,994)

14.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Provision for income taxes	$7,077	$52,151	$22,699	$104,708
Effective tax rate	4.0%	23.9%	8.0%	24.3%

The tax provision for the three and six months ended June 30, 2015 and 2014 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. Additionally, reflected in the tax provision for the for the three and six months ended June 30, 2015 are the benefits realized in connection with our acquisition of Synageva. These benefits primarily include current year operating losses. The tax provision for the three and six months ended June 30, 2014 also includes $2,128 attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

January 1, 2014. The remaining reduction in the effective tax rate for the three and six months ended June 30, 2015 as compared to the same period in the prior year is primarily attributable to an increase in our Federal Orphan Drug Credit and an increase in the amount of income taxed in jurisdictions with rates lower than the rate in the U.S.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain.

15.	Defined Benefit Plans
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
The components of net periodic benefit cost were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$4,861	$2,622	$7,282	$4,185
Interest cost	372	200	552	400
Expected return on plan assets	(508)	(232)	(751)	(463)
Employee contributions	(900)	(482)	(1,327)	(877)
Amortization	626	359	937	438
Total net periodic benefit cost	$4,451	$2,467	$6,693	$3,683

16.	Leases

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
Construction of the new facility began in June 2013 and is expected to be completed in late 2015. As of June 30, 2015, we recorded a construction-in-process asset of $196,480, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $126,164 associated with the new facility.

17.	License Agreements
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

18.	Commitments and Contingencies
Commitments
Manufacturing obligations
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical and commercial quantities of Strensiq (asfotase alfa). We have various agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,226,360. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities. In July 2015, we announced a new supply agreement with Lonza whereby Lonza will construct a new manufacturing line dedicated to Alexion at their existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $40,950 with other third party manufacturers.

Contingent Liabilities
On an ongoing basis, we are involved in various claims, and legal proceedings, none of which we deem material to our operations. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustments to our operating results.
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
As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with the SEC’s investigation, which is in its early stages. At this time, Alexion is unable to predict the duration, scope or outcome of the SEC investigation. Given the early stage of this investigation, management does not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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

19.	Restructuring
In conjunction with the acquisition and integration of Synageva, we recorded restructuring expense of $10,322 related to employee costs in the second quarter 2015. We currently estimate incurring approximately $5,000 to $10,000 of additional restructuring related charges in 2015. We expect to pay all accrued amounts related to this restructuring activity within twelve months.
In the fourth quarter 2014, we announced plans to relocate our European headquarters from Lausanne to Zurich, Switzerland. The relocation of the European headquarters will support our operational needs based on growth in the European region. The activities primarily occurring at our Lausanne site will be relocated to our Zurich, Cheshire, Connecticut, and Dublin, Ireland locations. As a result of this action, we recorded restructuring expenses of $15,365 related to employee costs in the fourth quarter 2014. During the three and six months ended June 30, 2015 we incurred additional restructuring costs of $5,902 and $12,954, respectively.
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and six months ended June 30, 2015:

	Three months ended June 30,				Six months ended June 30,
	2015				2015
	Employee Separation Costs	Contract Termination Costs	Other Costs	Total	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$22,326	$—	$91	$22,417	$15,365	$—	$—	$15,365
Restructuring expenses	14,324	—	1,027	15,351	18,611	—	1,118	19,729
Cash settlements	(1,816)	—	(841)	(2,657)	(1,816)	—	(841)	(2,657)
Adjustments to previous estimates	873	—	—	873	3,547	—	—	3,547
Liability, end of period	$35,707	$—	$277	$35,984	$35,707	$—	$277	$35,984

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris® (eculizumab) for its approved indications and any expanded uses, timing and effect of sales of Soliris in various markets worldwide, pricing for Soliris, level of insurance coverage and reimbursement for Soliris, level of future Soliris sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories for Soliris, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483 issued by the FDA in August 2014, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about Soliris and our drug candidates in the patient, physician and payer communities, the safety and efficacy of Soliris and our product candidates, estimates of the potential markets and estimated commercialization dates for Soliris and our drug candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for Soliris or our drug candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa, sebelipase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of Strensiq (asfotase alfa) and our other product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of Soliris infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support Soliris and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell Soliris, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding government investigations, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.
Business
We are a biopharmaceutical company focused on serving patients with devastating and rare disorders through the innovation, development and commercialization of life-transforming therapeutic products. Our marketed product Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease.
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
We are also establishing a global metabolic rare disease franchise with the development of two late-stage therapies, Strensiq® (asfotase alfa) for the treatment of hypophasphatasia (HPP) and Kanuma® (Sebelipase alfa) for the treatment of lysosomal acid lipase deficiency (LAL-D). HPP is a genetic ultra-rare disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the LAL enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues.
We are also evaluating additional potential indications for Soliris in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening rare disorders.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

We were incorporated in 1992 and began commercial sale of Soliris in 2007. In June 2015, we acquired all of the outstanding shares of common stock of Synageva BioPharma Corp. (Synageva), a publicly-held clinical-stage biotechnology company. We financed the acquisition with existing cash, proceeds from a new credit facility and exchange of shares of common stock.
Products and Development Programs
We focus our product development programs on life-transforming therapeutics for severe and life-threatening ultra-rare diseases for which current treatments are either non-existent or inadequate.
Marketed Products
Our marketed products include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Registry	Phase IV
In addition to our marketed products above, we received regulatory approval for Strensiq (asfotase alfa) for the treatment of patients with HPP in Japan in July 2015.
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Soliris is the first and only therapy approved for the treatment of patients with PNH, a debilitating and life-threatening ultra-rare blood disorder in which an acquired genetic deficiency causes uncontrolled complement activation which leads to life-threatening complications. We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. In 2013, the EC extended the Soliris label to include pediatric patients with PNH. The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) recommends that the renewal be granted with unlimited validity.  We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In April 2014, the EC approved an update to the EU label that supports Soliris treatment for patients with PNH regardless of history of transfusion and additional updates to inform physicians to make treatment decisions based on elevated hemolysis and the presence of common symptoms associated with PNH.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a chronic and life-threatening ultra-rare genetic disease in which uncontrolled complement activation causes blood clots in small blood vessels throughout the body or TMA leading to kidney failure, stroke, heart attack and death. Soliris is the first and only therapy approved for the treatment of pediatric and adult patients with aHUS. In May 2014, the FDA approved conversion of Soliris accelerated approval in aHUS to regular approval for the treatment of adult and pediatric patients with aHUS to inhibit complement-mediated TMA. In April 2014, the EC approved an update to the EU label for Soliris treatment for patients with aHUS that included new efficacy data which specifies that longer-term treatment with Soliris is associated with a greater proportion of patients achieving clinically significant benefits, including complete TMA response and hematologic normalization, as well as the importance of sustained Soliris therapy.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Myasthenia Gravis (MG)	Phase III
		Neuromyelitis Optica (NMO)	Phase III
	Transplant	Delayed Kidney Transplant Graft Function	Phase III
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
Strensiq (asfotase alfa)	Metabolic Disorders	Hypophosphatasia (HPP)	Phase II
Kanuma (sebelipase alfa)	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)	Phase III
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase II
ALXN 1007	Inflammatory Disorders	GI Graft versus Host Disease	Phase II
		Anti-phospholipid Syndrome	Phase II
SBC-103	Metabolic Disorders	Mucopolysaccharidoses IIIB (MPS IIIB)	Phase I / II
ALXN 1210	Next Generation Complement Inhibitor		Phase I
ALXN 5500	Next Generation Complement Inhibitor		Phase I
* Investigator Initiated Trial

Soliris (eculizumab)
Neurology
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. We have completed enrollment of patients in a Phase III multinational, placebo-controlled registration trial of eculizumab in patients with refractory generalized MG. The FDA, EC and MHLW have granted orphan drug designation for eculizumab as a treatment for patients with MG.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Antibody Mediated Rejection (AMR) in Presensitized Kidney Transplant Patients
AMR is the term used to describe a type of transplant rejection that occurs when the recipient has antibodies to the donor organ. Enrollment in a multi-national, multi-center controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from deceased organ donors was completed in March 2013. The study was re-opened in October 2013 to enroll additional patients at the request of participating investigators. Enrollment and dosing in this expanded trial have been completed and patient follow-up in the trial is continuing. In September 2013, researchers presented positive preliminary data from the eculizumab deceased-donor AMR kidney transplant study at the European Society of Organ Transplant in Vienna, Austria. In May 2015, new data from the Phase II single-arm deceased-donor transplant trial of eculizumab in prevention of acute AMR was presented at the American Transplant Congress and were consistent with previous positive reports.
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
Shiga-toxin producing Escherichia coli-hemolytic uremic syndrome (STEC-HUS)
Following an evaluation of our development portfolio and our STEC-HUS program, we notified European regulators that we elected to discontinue development of eculizumab for treatment of patients with STEC-HUS. We are aware that independent investigators are examining the role of eculizumab for the treatment of patients with STEC-HUS.

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
In 2014, we filed for regulatory approval with the FDA, EMA and MHLW. In March 2015, the FDA accepted, for Priority Review, our Biologics License Application (BLA) for Strensiq (asfotase alfa) for treatment of patients with infantile- and juvenile-onset HPP. In June 2015, the CHMP adopted a positive opinion recommending marketing authorization of Strensiq (asfotase alfa) for long-term enzyme treatment of patients with pediatric onset HPP. Based on the CHMP's positive recommendation, final decision from the EC is expected in the third quarter of 2015. In July 2015, Japan’s MHLW approved Strensiq (asfotase alfa) for the treatment of patients with HPP.
Kanuma (sebelipase alfa)
Lysosomal Acid Lipase Deficiency (LAL Deficiency or LAL-D)
LAL-D is a serious, life-threatening rare disease associated with premature mortality and significant morbidity. LAL-D is a chronic disease in which genetic mutations result in decreased activity of the LAL enzyme. This leads to marked accumulation of lipids in vital organs, blood vessels, and other tissues, resulting in progressive and systemic organ damage including hepatic fibrosis, cirrhosis, liver failure, accelerated atherosclerosis, cardiovascular disease, and other devastating consequences. LAL-D affects patients of all ages with sudden and unpredictable clinical complications manifesting from infancy through adulthood. The decreased LAL enzyme activity can be diagnosed with a simple blood test.
Kanuma (sebelipase alfa), a recombinant form of the human LAL enzyme, is an enzyme-replacement therapy under development for patients with LAL-D. The U.S. Food and Drug Administration (FDA) has accepted for review the BLA for Kanuma (sebelipase alfa) and granted the request for Priority Review, and the EMA has validated the MAA for Kanuma (sebelipase alfa) and granted the request for accelerated assessment. In addition, a New Drug Application (NDA) for Kanuma (sebelipase alfa) has been submitted to Japan’s MHLW.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

In June 2015, the CHMP adopted a positive opinion recommending marketing authorization of Kanuma (sebelipase alfa) for long-term enzyme replacement therapy in patients of all ages with LAL-D. Based on the CHMP’s positive recommendation, final decision from the EC is expected in the third quarter 2015.

cPMP (ALXN 1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we are conducting a natural history study in patients with MoCD Type A. In October 2013, cPMP received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic form of cPMP replacement therapy in a Phase I healthy volunteer study is complete. In addition, we completed enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A switched from treatment with recombinant cPMP.

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

SBC-103
Mucopolysaccharidosis IIIB (MPS IIIB)
MPS IIIB is a rare, devastating and life-threatening disease which typically presents in children during the first few years of life. Genetic mutations result in decreased activity of the alpha-N-acetyl-glucosaminidase (NAGLU) enzyme, which leads to a buildup of abnormal amounts of heparan sulfate (HS) in the brain and throughout the body. Over time, this unrelenting systemic accumulation of HS causes progressive and severe cognitive decline, behavioral problems, speech loss, increasing loss of mobility, and premature death. Current treatments are palliative for the behavioral problems, sleep disturbances, seizures, and other complications, and these treatments do not address the root cause of MPS IIIB or stop disease progression.
SBC-103, a recombinant form of natural human NAGLU is designed to replace the missing (or deficient) NAGLU enzyme. SBC-103 was granted orphan drug designation by the U.S. Food and Drug Administration (FDA) in April 2013 and by the EMA in June 2013. It received Fast Track designation by the FDA in January 2015. In June 2015, the first-in-human trial of patients with MPS IIIB reached its targeted enrollment of nine patients, and the trial is ongoing.
Manufacturing
We currently rely on internal manufacturing facilities and third party contract manufacturers to supply clinical and commercial quantities of our commercial products and product candidates. Our internal manufacturing facilities include Alexion's Rhode Island manufacturing facility (ARIMF), and facilities in Massachusetts and Georgia. We also utilize third party contract manufacturers for other manufacturing services including purification, product finishing, packaging, filling and labeling.
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,226,360 through 2028. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. In July 2015, we announced a new supply agreement with Lonza whereby Lonza will construct a new manufacturing line dedicated to Alexion manufacturing at their existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $40,950 through 2019 with other third party manufacturers.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
In April 2014, we purchased a fill/finish facility in Athlone, Ireland.  Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned fill/finish facility for Soliris and other clinical and commercial products. We have also initiated the construction of office, laboratory and packaging facilities on property in Dublin, Ireland, which we purchased in April 2014. In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, which is expected to be completed by 2020.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities are also allowed to early adopt the standard for annual periods beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.
In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

direct deduction from the carrying amount of the related debt. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and requires a retrospective method of adoption. We will adopt the provisions of the guidance for the balance sheet disclosures of debt issuance costs in 2016.
Results of Operations
Net Product Sales
The following table summarizes net product sales for the three and six months ended June 30, 2015 and 2014:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Net product sales	$635,983	$512,495	$123,488	$1,236,316	$1,079,111	$157,205
In March 2014, we entered into an agreement with the French government which positively impacts prospective reimbursement of Soliris and also provides for reimbursement for shipments made in years prior to January 1, 2014. As a result of the agreement, in the first quarter of 2014, we recognized $87,830 of net product sales from Soliris in France relating to years prior to January 1, 2014.
Exclusive of the $87,830 recognized related to prior years, net product revenues increased by $123,488 and $245,035 for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014. The components of this increase in revenues, are as follows:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Components of change:
Price	1.0%	1.0%
Volume	31.0%	31.0%
Foreign exchange	(8.0)%	(7.0)%
Total change in net product sales	24.0%	25.0%
The increase in net product sales for the three and six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase in unit volumes of 31.0% due to increased physician demand globally for Soliris therapy for patients with PNH or aHUS during the respective periods.
Price had a positive impact on net product sales of 1.0% for the three and six months ended June 30, 2015.
Foreign exchange had a negative impact of 8.0% and 7.0% for the three and six months ended June 30, 2015, as compared to the same period in 2014. The negative impact on foreign exchange of $38,999 and $70,398, or 8.0% and 7.0%, was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three and six months ended June 30, 2015. The negative impact was primarily due to the weakening of the Euro, Japanese Yen and Russian Ruble. Offsetting the impact of the stronger dollar, we recorded a gain in revenue of $31,623 and $60,705 related to our foreign currency cash flow hedging program for the three and six months ended June 30, 2015. We expect the strong dollar compared to other currencies, especially the Euro, Japanese Yen and Russian Ruble, to continue to have a negative impact on revenue in 2015 compared to 2014.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
The following table summarizes cost of sales the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of sales	$52,007	$39,626	$121,406	$72,565
Cost of sales as a percentage of net product sales	8.2%	7.7%	9.8%	6.7%
We recorded an expense of $24,352 in the first quarter of 2015 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq (asfotase alfa). The costs are comprised of raw materials, internal overhead and external production costs. We do not expect this expense will impact the clinical supply of inventory or the expected

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

commercial launch of Strensiq (asfotase alfa) later in 2015, and we do not expect further material financial impact related to this campaign.
In the first quarter 2014, we entered into a settlement agreement with a third party related to the calculation of royalties payable to such third party under a pre-existing license agreement. Based on this settlement agreement, we recorded a reversal of accrued royalties of $5,124 as a reduction of cost of sales. Also, in the first quarter of 2014, we recorded the incremental impact in cost of sales of $2,055 for additional royalties related to the $87,830 of net product sales from prior year shipments.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 8.2% and 7.9% for the three and six months ended June 30, 2015 and 7.7% and 7.6% for the three and six months ended June 30, 2014.
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
The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Clinical development	$33,859	$26,382	$7,477	$62,866	$50,299	$12,567
Product development	27,843	12,142	15,701	49,169	25,181	23,988
Licensing agreements	1,750	—	1,750	114,250	101,925	12,325
Discovery research	9,022	2,349	6,673	15,066	4,930	10,136
Total external direct expenses	72,474	40,873	31,601	241,351	182,335	59,016
Payroll and benefits	47,827	44,480	3,347	92,319	88,499	3,820
Operating and occupancy	5,786	3,765	2,021	8,876	6,641	2,235
Depreciation and amortization	5,606	3,436	2,170	10,227	6,536	3,691
Total other R&D expenses	59,219	51,681	7,538	111,422	101,676	9,746
Research and development expense	$131,693	$92,554	$39,139	$352,773	$284,011	$68,762

For the three months ended June 30, 2015, the increase of $39,139 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $7,477 in external clinical development expenses related primarily to an expansion of studies within our eculizumab and other clinical programs (see table below).

•
Increase of $15,701 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $6,673 in discovery research expenses primarily related to increases in external research expenses associated with our Moderna agreement and other external research fees.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

For the six months ended June 30, 2015, the increase of $68,762 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $12,567 in external clinical development expenses related primarily to an expansion of studies within our eculizumab and other clinical programs (see table below).

•
Increase of $23,988 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $12,325 in licensing agreements primarily due to the upfront payments of $112,000 in the first quarter of 2015 as compared to $100,000 in the first quarter of 2014.

•	Increase of $10,136 in discovery research expenses primarily related to increases in external research expenses associated with our Moderna agreement and other external research fees.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
External direct expenses
Eculizumab	$18,670	$17,235	$1,435	$36,579	$32,731	$3,848
Asfotase alfa	5,411	5,105	306	9,682	9,347	335
cPMP	2,346	1,855	491	3,900	3,408	492
Other programs	6,746	1,212	5,534	9,702	2,813	6,889
Unallocated	686	975	(289)	3,003	2,000	1,003
	$33,859	$26,382	$7,477	$62,866	$50,299	$12,567
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Salary, benefits and other labor expense	$148,634	$95,338	$53,296	$272,737	$177,756	$94,981
External selling, general and administrative expense	72,749	64,139	8,610	135,762	111,012	24,750
Total selling, general and administrative expense	$221,383	$159,477	$61,906	$408,499	$288,768	$119,731
For the three months ended June 30, 2015, the increase of $61,906 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $53,296. The increase was primarily due to $29,634 of stock-based compensation expense related to the acceleration of Alexion stock awards for former Synageva employees and increases in payroll and benefits within our general and administrative functions to support our infrastructure growth as a global commercial entity.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•	Increase in external selling, general and administrative expenses of $8,610. The increase was primarily due to an increase in professional services to support our continuing infrastructure growth.
For the six months ended June 30, 2015, the increase of $119,731 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $94,981. The increase was primarily due to $29,634 of stock-based compensation expense related to the acceleration of Alexion stock awards for former Synageva employees and increases in payroll and benefits within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $24,750. The increase was primarily due to an increase in marketing costs to support the continued growth in global sales of Soliris, increased costs associated with new product candidates, and an increase in other administrative costs to support our infrastructure growth.

Acquisition-related Costs
Acquisition-related costs for the three and six months ended June 30, 2015 and 2014 associated with our business combinations included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Transaction costs (1)	$26,799	$—	$26,799	$—
Integration costs	2,978	—	2,978	—
Changes in fair value of contingent consideration	4,044	1,989	16,023	1,951
	$33,821	$1,989	$45,800	$1,951

(1) Transaction costs include investment advisory, legal, and accounting fees

Transaction and integration costs for the three and six months ended June 30, 2015 are due to the acquisition of Synageva.
Restructuring Expenses
In conjunction with the acquisition of Synageva we recorded restructuring expenses of $10,322 related to employee costs in June 2015. We expect to pay all accrued amounts related to this restructuring activity within twelve months.
In the fourth quarter of 2014, we announced plans to relocate our European headquarters from Lausanne, Switzerland to Zurich, Switzerland. The relocation of the European headquarters will support our operational needs based on growth in the European region. For the three and six months ended June 30, 2015 we incurred additional restructuring expenses of $5,902 and $12,954, respectively. We expect to pay all accrued amounts related to this restructuring activity in 2015.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2015	2014	Variance	2015	2014	Variance
Investment income	$2,226	$1,714	$512	$5,110	$3,927	$1,183
Interest expense	(3,971)	(715)	(3,256)	(4,622)	(1,778)	(2,844)
Foreign currency gain (loss)	(2,045)	(1,202)	(843)	(1,040)	56	(1,096)
Total other income and expense	$(3,790)	$(203)	$(3,587)	$(552)	$2,205	$(2,757)
Interest expense increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 due to the issuance of new debt in connection with the acquisition of Synageva in June 2015 and amortization of deferred financing fees associated with our previous credit agreement.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Income Taxes
During the three and six months ended June 30, 2015, we recorded an income tax provision of $7,077 and $22,699 and an effective tax rate of 4.0% and 8.0%, compared to an income tax provision of $52,151 and $104,708 and an effective tax rate of 23.9% and 24.3% for the three and six months ended June 30, 2014. We expect to continue to benefit from a reduced tax rate compared to periods prior to January 1, 2014 as a result of centralizing our global supply chain and technical operations in Ireland in the fourth quarter of 2013.
The tax provision for the three and six months ended June 30, 2015 is attributable to the U.S. federal, state and foreign income taxes on our operations. Additionally, reflected in the tax provision for the for the three and six months ended June 30, 2015 are the benefits realized in connection with our acquisition of Synageva. These benefits primarily include current year operating losses. Additionally, included in the six months ended June 30, 2014 is $2,128 of tax attributable to our agreement with the French government that provided reimbursement for shipments of Soliris made prior to January 1, 2014. The remaining reduction in the effective tax rate for the three and six months ended June 30, 2015 as compared to the same period in the prior year is primarily attributable to an increase in our Federal Orphan Drug Credit and an increase in the amount of income earned in jurisdictions outside the U.S.
We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	$ Variance
Cash and cash equivalents	$1,322,123	$943,999	$378,124
Marketable securities	$172,229	$1,017,567	$(845,338)
Long-term debt (includes current portion)	$3,500,000	$57,500	$3,442,500

Current assets	$2,533,238	$2,796,029	$(262,791)
Current liabilities	769,169	606,740	162,429
Working capital	$1,764,069	$2,189,289	$(425,220)

The net decrease in cash and cash equivalents and marketable securities was primarily attributable payments related to the acquisition of Synageva. The increase in long-term debt is due to issuance of the new term loan to finance the Synageva acquisition.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At June 30, 2015, three individual customers accounted for an aggregate of 45% of the accounts receivable balance, with individual customers ranging from 12% to 20% of the accounts receivable balance. At December 31, 2014, four individual customers accounted for an aggregate of 58% of the accounts receivable balance, with individual customers ranging from 10% to 23% of the accounts receivable balance. For the

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

three and six months ended June 30, 2015, two customers accounted for 18% and 11%, respectively, of our product sales. For the three and six months ended June 30, 2014, one customer accounted for 19% and 18%, respectively, of our product sales.
We continue to monitor economic conditions, including volatility associated with global economies and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. Although collection of our accounts receivables from certain countries may extend beyond our standard credit terms, we do not expect any such delays to have a material impact on our financial condition or results of operations. Our exposure in Greece is limited as we do not have a material amount of revenue and accounts receivable in Greece.
We manage our foreign currency exposure within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk mitigation purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2015, we have foreign exchange forward contracts with notional amounts totaling $2,027,883. These outstanding foreign exchange forward contracts had a net fair value of $163,250, of which an unrealized gain of $171,670 is included in other assets, offset by an unrealized loss of $8,420 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At June 30, 2015, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts and long term debt. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for some of our business combinations include contingent payments totaling up to $876,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $561,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments totaling approximately $50,000.  As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of June 30, 2015, we recorded a construction-in-process asset of $196,480, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $126,164 associated with the new facility.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $17,000.
Long-term Debt
On June 22, 2015, Alexion entered into a credit agreement (the Credit Agreement) with a syndicate of banks, which provides for a $3,500,000 term loan facility and a $500,000 revolving facility. Borrowings under the credit facilities are payable in quarterly installments equal to 1.25% of the original loan amount, beginning December 31, 2015. Final repayment of the term loan and revolving credit loans are due on June 22, 2020. In addition to borrowings in which prior notice is required, the revolving credit facility includes a sublimit of $100,000 in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, of up to $25,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes.
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under the term loan facility and $200,000 under the revolving facility, and we used our available cash for the remaining cash consideration. In June 2015, we repaid the revolving facility in full. As of June 30, 2015, we had $3,500,000 outstanding on the term loan. As of June 30, 2015, we had open letters of credit of $5,672, and our borrowing availability under the revolving facility was $494,328.
Manufacturing Obligations
We have supply agreements with Lonza through 2028 relating to the manufacture of Soliris and Strensiq (asfotase alfa), which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,226,360 through 2028. Such commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. In July 2015, we announced a new long term supply agreement with Lonza whereby Lonza will construct a new manufacturing line dedicated to Alexion manufacturing at their existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $40,950 through 2019 with other third party manufacturers.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At June 30, 2015, approximately $726,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Due to the liability position of our foreign subsidiaries, these

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

subsidiaries will repay any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. We expect that cash generated from operations and our existing available cash and cash equivalents are sufficient to fund any share repurchases.
During the six months ended June 30, 2015 and 2014, we repurchased 466 and 1,149 shares of our common stock at a cost of $83,563 and $178,515, respectively. In May 2015, our Board of Directors increased the authorization of shares up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. As previously disclosed, the Company did not repurchase any shares during the pendency of the Synageva acquisition. As of June 30, 2015, there is a total of $1,000,000 remaining for repurchases under the program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,		$
	2015	2014	Variance
Net cash provided by operating activities	$261,256	$75,095	$186,161
Net cash used in investing activities	(3,228,389)	(90,116)	(3,138,273)
Net cash provided by financing activities	3,351,415	96,632	3,254,783
Effect of exchange rate changes on cash	(6,158)	577	(6,735)
Net change in cash and cash equivalents	$378,124	$82,188	$295,936
The increase in cash and cash equivalents was primarily attributable to proceeds of $3,700,000 from our new term loan and revolving credit facility, proceeds from the maturity or sale of available-for-sale securities, net proceeds from the exercise of stock options, a reduction of income taxes payable due to excess tax benefits from stock options and cash generated from operations. These increases were offset by the cash payment of $3,939,268 related to the acquisition of Synageva, repayments against outstanding loans, purchases of marketable securities, and purchases of property, plant and equipment.

Operating Activities
The components of cash flows from operating activities, as reported in our condensed consolidated statements of cash flows, are as follows:

•
Our net income was $261,538 and $325,849 for the six months ended June 30, 2015 and 2014, respectively. During the first quarter of 2015, we recorded expense of $112,000 for upfront payments associated with license agreements we entered into with third parties and acquisition-related costs of $45,800. During the first quarter of 2014, we recorded expense of $100,000 for an upfront payment related to an option agreement we entered into with Moderna Therapeutics, Inc.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale securities, unrealized foreign currency gains, and deferred taxes, and were increases (decreases) to reconcile net income to net cash flows from operating activities of $141,056 and $(31,288) for the six months ended June 30, 2015 and 2014, respectively.

•
Non-cash items also included $10,763 and $254,547 of windfall tax benefits for the six months ended June 30, 2015 and 2014, respectively. The amount of the windfall tax benefit was significantly higher for the six months ended June 30, 2014 due to an increased level of stock option exercises.

•
Net cash (outflow) inflow due to changes in operating assets and liabilities was $(130,575) and $35,081 for the six months ended June 30, 2015 and 2014, respectively. The $(130,575) change in operating assets and liabilities primarily relates to:

•	Increase in accounts receivable of $108,984 due primarily to increasing revenue.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•	Increase of $48,069 in prepaid expenses and other assets primarily related to increases in prepaid manufacturing costs.

•
Decrease of $10,761 in accounts payable, accrued expenses and other liabilities primarily related to decreases in accrued compensation and accrued income taxes, offset by increases in accrued clinical costs, accrued distribution fees and accrued severance.

•	Increase in deferred revenue of $32,517 due to increased shipments in advance of recognizing revenue.
Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $187,416 and $278,134 for the six months ended June 30, 2015 and 2014, respectively, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $1,030,825 and $275,946, respectively, during the same periods.

•	Additions to property, plant and equipment of $130,171 and $61,189 for the six months ended June 30, 2015 and 2014, respectively.

•	Payment of $3,939,268 for the six months ended June 30, 2015 related to the Synageva acquisition.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $31,684 and $52,181 for the six months ended June 30, 2015 and 2014, respectively. Net cash flows for the six months ended June 30, 2015 and 2014 also include $10,763 and $254,547, respectively, of excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under our new term loan facility and $200,000 under our new revolving credit facility, and incurred debt issuance costs of $45,492. In June 2015, we repaid the revolving facility in full. In addition, in conjunction with our new financing, all outstanding borrowings under our prior credit agreement were repaid in the second quarter of 2015. As of June 30, 2015, we had $3,500,000 outstanding on the term loan and zero outstanding on the revolver.
During the six months ended June 30, 2015 and 2014, we repurchased $83,563 and $178,515 worth of shares of our common stock under our repurchase programs.
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
(amounts in thousands, except percentages)
Interest Rate Risk
As of June 30, 2015, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates increase. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the length of time-to-maturity of our investments. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(886) and $574, respectively.
In June 2015, we entered into the Credit Agreement with interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case depending upon our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement). Changes in interest rates related to the Credit Agreement could have a material effect on our financial statements. As of June 30, 2015, we had approximately $3,500,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $35,000.

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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies.  Approximately 52% and 53% of our net product sales were denominated in foreign currencies during for the three and six months ended June 30, 2015, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time.  In certain foreign countries, we may sell in U.S. Dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact us in the future.
Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are only partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses.  Additionally, we have operations based in Switzerland and Ireland, and accordingly, our expenses are impacted by fluctuations in the value of the Swiss Franc and Euro against the U.S. dollar.
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
As of June 30, 2015 and December 31, 2014, we held foreign exchange forward contracts with notional amounts totaling $2,027,883 and $1,748,931, respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted revenues and, for certain currencies, extended duration of hedges. As of June 30, 2015 and December 31, 2014, our outstanding foreign exchange forward contracts had a net fair value of $163,250 and $135,166, respectively. The increase in the net fair value of outstanding foreign exchange forward contracts is primarily due to the strengthening of the U.S. dollar in 2015.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at June 30, 2015, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $166,723 at June 30, 2015. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. Substantially all of our accounts receivable due from these countries are due from or backed by sovereign or local governments, and the amount of non-sovereign accounts receivable is not material. We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. Although collection of our accounts receivables from certain countries may extend beyond our standard credit terms, we currently do not expect such delays to have a material impact on our financial condition or results of operations. Our exposure in Greece is limited as we do not have a material amount of revenue and accounts receivable in Greece.

Item 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with the SEC’s investigation, which is in its early stages. At this time, Alexion is unable to predict the duration, scope or outcome of the SEC investigation. Given the early stage of this investigation, management does not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

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
Risks Related to Our Products
We depend heavily on the success of our lead product, Soliris. If we are unable to increase sales of Soliris, or sales of Soliris are adversely affected, our business may be materially harmed.
Currently, our ability to generate revenues depend on the commercial success of Soliris and whether physicians, patients and health care payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the United States in April 2007, essentially all of our revenue has been attributed to sales of Soliris. In July 2015, we received marketing approval of our second marketed product, Strensiq (asfotase alfa) for the treatment of HPP, in Japan. In 2015, we also believe we will receive marketing approval of Kanuma for the treatment of LAL-D in the U.S. and other countries, and of Strensiq in additional countries. However, we anticipate that Soliris product sales will continue to contribute to a significant percentage of our total revenue over the next several years.
The commercial success of Soliris and our ability to generate and increase revenues depends on several factors, and is subject to risks and uncertainties, discussed in more detail below, including reimbursement, pricing, safety, and manufacturing.
Our future commercial success depends on gaining regulatory approval for products in development, including Strensiq and Kanuma, and obtaining approvals for Soliris for additional indications.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from the FDA and other regulatory agencies in other countries. Our future revenues would be adversely affected if we are delayed or do not obtain the necessary regulatory approvals in the U.S. and other countries for products in development, including Strensiq and Kanuma, and approvals for Soliris for additional indications.

Several factors could affect our ability to obtain and maintain regulatory approvals, including:

•
Preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide or regulators may require us, to conduct additional preclinical testing prior to initiating clinical trials, or to suspend ongoing studies;

•	we may decide, or regulators may require us, to modify the design of our preclinical studies or clinical trials which may cause us to delay or abandon the study;

•	we may be required to suspend or terminate one or more of clinical trials if we or a regulator determines that the participants are being exposed to unacceptable health risks;

•
even if a product is approved, the scope of the approval may limit the indicated uses or the patient population, or may include significant limitations that could adversely affect the sales and profitability of the product;

•
after a product is approved, the FDA or other regulatory agencies in other countries may withdraw or modify an approval or request that we perform additional clinical trials or change the labeling of the product due to a number of reasons, including safety concerns, adverse events and side effects; and

•
approved products, and our manufacturers, are subject to continuing and ongoing review by regulatory agencies, and the discovery of previously unknown problems with these products or the failure to comply with manufacturing or quality control requirements may result in restrictions on the manufacture, sale or use of a product or its withdrawal from the market.

We dedicate significant resources to the worldwide commercialization of our products. We have established sales and marketing capabilities in the United States and in many countries throughout the world. We cannot guarantee that any marketing application for our products will be approved or maintained in any country where we seek marketing authorization. In certain countries, we must finalize operational, reimbursement, price approval and funding processes for each product so that we may, upon conclusion of such discussions, commence commercial sales of in those countries. Our ability to complete such processes successfully is subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q. We cannot guarantee that we will be able to obtain reimbursement for our products or successfully commercialize our products in any additional countries, or that we will be able to maintain coverage or reimbursement at anticipated levels in any country in which we have already received marketing approval. As a result, sales in certain countries may be delayed or never occur, or may be subsequently reduced.
The commercial success of our products and our ability to generate and increase revenues will depend on several factors, including the following:

•	receipt of marketing approvals in new territories, and the maintenance of marketing approvals for Soliris in the United States, the European Union, Japan and other territories;

•	our ability to obtain sufficient coverage or reimbursement by government or third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	establishment and maintenance of our commercial manufacturing capabilities ourselves or through third-party manufacturers;

•	the number of patients with PNH, aHUS, HPP, and LAL-D and the number of those patients who are diagnosed and identified to us;

•
the number of patients with PNH and aHUS that may be treated with Soliris, the number of patients with HPP that may be treated with Strensiq, and the number of patients with LAL-D that may be treated with Kanuma;

•	successful continuation of commercial sales in the United States, Japan and in European countries where we are already selling Soliris for the treatment of PNH and aHUS;

•	successful launch of our products in countries where we have not yet obtained, or only recently obtained, marketing approval or commenced sales;

•	acceptance of our products and maintenance of safety and efficacy in the medical community; and

•	our ability to develop, register and commercialize Soliris for indications other than PNH and aHUS.
 If we are not successful in increasing sales of our products in the United States, Europe and Japan and commercializing in the rest of the world, or are significantly delayed or limited in doing so, we may experience surplus inventory, our business may be materially harmed and we may need to significantly curtail operations.
If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products, including Soliris, from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.
We may not be able to sell our products, including Soliris, on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Soliris is significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on governmental payers, such as Medicare and Medicaid in the United States or country specific governmental organizations in foreign countries, and private third-party payers to defray the cost of Soliris or our other products to patients. These entities may refuse to provide coverage and reimbursement, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms. In any such case, our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.
 In certain countries where we sell or are seeking or may seek to commercialize our products, including certain countries where we both sell Soliris for the treatment of PNH and sell or seek to commercialize Soliris for the treatment of aHUS, if approved by the appropriate regulatory authority, pricing, coverage and level of reimbursement of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing, and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, and we cannot guarantee that we will have the capabilities or resources to successfully conclude the necessary processes and commercialize our products in every, or even most countries in which we seek to sell Soliris.
Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, the European Union member states' authorities may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and adopt additional measures to control the prices of medicinal products for human use. This includes the use of reference pricing and Health Technology Assessment (HTA). HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. These elements of medicinal products are compared with other treatment options available on the market. The national authorities of some European Union member states may from time to time approve a specific price for the medicinal product. Others may adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the national market. Some countries have and others may seek to impose limits on the aggregate reimbursement for Soliris or for the use of Soliris for certain indications. In such cases, our commercial operations in such countries and our results of operations and our business are and may be adversely affected. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market Soliris or our other products in such foreign countries or if coverage and reimbursement for Soliris is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell our products in such countries, or we could decide to sell our products at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, or both indications.
Changes in pricing or the amount of reimbursement in countries where we currently commercialize our products may also reduce our profitability and worsen our financial condition. In the United States, the European Union member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce health care costs. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers in the United States and the European Union member states are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs.
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
We may not be able to maintain market acceptance of our products among the medical community or patients, or gain market acceptance of our products in the future, which could prevent us from maintaining profitability or growth.
We cannot be certain that our products will maintain market acceptance in a particular country among physicians, patients, health care payers, and others. Although we have received regulatory approval for Soliris in certain territories, including the United States, Japan and the European Union, and for Strensiq in Japan, such approvals do not guarantee future revenue. We cannot predict whether physicians, other health care providers, government agencies or private insurers will determine or continue to accept that our products are safe and therapeutically effective relative to its cost. Physicians' willingness to prescribe, and patients' willingness to accept, our products, depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, the timing of the market introduction of competitive drugs, lower demonstrated clinical safety and efficacy compared to other drugs, perceived lack of cost-effectiveness, pricing and lack of availability of reimbursement from third-party payers, convenience and ease of administration, effectiveness of our marketing strategy, publicity concerning the product, our other product candidates or competing products, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of physicians to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that medical doctors have determined not to continue Soliris treatment for some patients with aHUS.
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
If our products fail to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or any third party manufacturer or provider fails to provide sufficient quantities of our products or our product candidates, including Soliris for new indications, we could experience product shortages, commercialization of our products may be stopped or delayed, our clinical trials could be disrupted or regulatory approvals could be delayed.
Soliris is manufactured by Alexion at ARIMF and by Lonza. Strensiq is manufactured by Lonza. We depend on a very limited number of third party providers for the manufacture and supply of Soliris, Strensiq and our product candidates. The manufacture of our products and our product candidates is difficult, requiring a multi-step controlled process and even minor problems or deviations could result in defects or failures. Manufacture of our products, including Soliris, is highly technical, and only a small number of companies have the ability and capacity to manufacture our products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture our products in accordance with regulatory requirements and to our quality specifications and volume requirements.
We cannot be certain that we, Lonza or our other third party providers will be able to perform uninterrupted supply chain services. The failure to manufacture appropriate supplies of our products, on a timely basis, or at all, may prevent or interrupt commercialization. If we, Lonza or our other third party providers were unable to manufacture our products for any period for any reason, including due to the loss of approvals, or if we, Lonza or our other third party providers do not obtain approval for the manufacturing of our products in the respective facility by the applicable regulatory agencies, we may incur substantial loss of sales. See also our Risk Factor "If we or our contract manufacturers fail to comply with United States and foreign regulations, we or our manufacturers could lose our approvals to market our products, including Soliris, or our product candidates, and our business would be seriously harmed." We may also lose any redundancy in our manufacturing capabilities if we are no longer able to perform operations at ARIMF or any other facility. The failure to manufacture appropriate supplies of our product candidates, on a timely basis, or at all, may prevent or interrupt clinical development of our products, including Soliris for new indications. If we are forced to find an alternative supplier or other third party providers, in addition to loss of sales and disruption to patients, we may also incur significant costs and experience significant delay in establishing a new arrangement.
We are authorized to sell Soliris that is manufactured by Lonza and at ARIMF in the United States, the European Union, Japan and certain other territories. However, manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility until such time as we have received the required regulatory approval for an additional facility, if ever. We will continue to depend entirely on one facility to manufacture Soliris for commercial sale in such other territories until that time. We also depend entirely on one facility to manufacture Strensiq. Similarly, we also depend on a single manufacturing facility for the purification of Kanuma for commercial sale.
We have obtained marketing approval for Soliris for the treatment of patients with aHUS in the United States, the European Union, Japan and other territories. We expect that the demand for Soliris will increase. We may underestimate demand, or experience product interruptions at ARIMF, Lonza or a facility of a third party provider, including as a result of risks and uncertainties described in this report. If we, Lonza or our other third party providers do not manufacture sufficient quantities of our products to satisfy demand, our business will be materially harmed.
We depend on a very limited number of third party providers for other services with respect to our clinical and commercial requirements, including product filling, finishing, packaging, and labeling. We have changed or added third party fill/finish providers in the past in order to support uninterrupted supply, and may do so in the future.  We currently rely on a small number of third party fill/finish providers to support our commercial requirements. No guarantee can be made that regulators will approve additional third party fill/finish providers in a timely manner or at all, or that any third party fill/finish providers will be able to perform such services for sufficient product volumes for any country or territory. We do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of the FDA, EMA, competent authorities of the European Union member states, MHLW or any other applicable regulations or standards. In the past, we have had to write off and incur other charges and expenses for production that failed to meet requirements, including with respect to recalls initiated in 2013 and 2014.
We have limited experience manufacturing commercial quantities of Strensiq. We acquired Kanuma upon consummating the acquisition of Synageva in June 2015. We have limited experience manufacturing Kanuma. We expect to substantially rely on the technical expertise and experience of Synageva-legacy employees and operations to manufacture sufficient quantities of Kanuma to satisfy our commercial requirements.
Certain of the raw materials required in the manufacturing and the formulation of our products are derived from biological sources. Such raw materials are difficult to procure and may be subject to contamination or recall. Also, some countries in which we may operate could restrict the use of certain biologically derived substances in the manufacture of drugs. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and limited to single-source suppliers. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. The failure of these single-source suppliers to supply adequate quantities of raw materials for the production process in a timely manner may impact our ability to produce sufficient quantities of our products for clinical or commercial requirements. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances or any raw material used in the manufacture of our products could adversely impact or disrupt manufacturing , could result in a product shortage of clinical or commercial requirements, could result in a withdrawal of our product candidates or any approved products, or could cause us to incur significant expenses. As a result, our business, financial condition, and results of operations might be materially harmed.
Any difficulties or delays in our third party manufacturing, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for our products from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recalls, that we initiated in 2013 and 2014 due to the presence of visible particles in a limited number of vials in specific lots. Even if we are able to find alternatives they may ultimately be insufficient for our needs.
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
If we or our contract manufacturers fail to comply with United States and foreign regulations, we or our manufacturers could lose our approvals to market our products, including Soliris, or our product candidates, and our business would be seriously harmed.
We cannot guarantee that we will be able to maintain our regulatory approvals for our products, including Soliris. If we do not maintain our regulatory approvals, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us. For example, in March 2013, we received the Warning Letter from the FDA relating to compliance with cGMP at ARIMF. In August 2014 we announced that we received a Form 483 with three observations following an FDA inspection at ARIMF. If we do not resolve outstanding concerns expressed by the FDA in the Warning Letter and the August 2014 Form 483 to the satisfaction of the FDA, EMA or any other regulatory agency, or we or our third-party providers, including our product fill/finish providers, packagers and labelers, fail to comply fully with applicable regulations then we may be required to initiate a recall or withdrawal of our products.
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

 As a condition of approval for marketing our products, governmental authorities may require us to conduct additional studies. For example, in connection with the approval of Soliris in the United States, European Union and Japan, for the treatment of PNH, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. Further, in connection with the approval of Soliris in the United States for the treatment of aHUS, we agreed to establish an aHUS Registry and complete additional human clinical studies in adult and pediatric patients. In the United States, for example, the FDA can propose to withdraw approval for a product if it determines that such additional studies are inadequate or if new clinical data or information shows that a product is not safe for use in an approved indication. We are required to report any serious and unexpected adverse experiences and certain quality problems with our products to the FDA, the EMA, the competent authorities of the European Union member states, MHLW, and certain other health agencies. We or any health agency may have to notify health care providers of any such developments.
The discovery of any previously unknown problems with our products, a manufacturer or a facility may result in restrictions on the product, a manufacturer or a facility, including withdrawal of the product from the market, batch failures, or interruption of production or a product recall such as the Soliris recalls we announced and voluntarily initiated in 2013 and 2014. Certain changes to an approved product, including the way it is manufactured or promoted, often require prior regulatory approval before the product as modified may be marketed. Our manufacturing and other facilities and those of any third parties manufacturing our products will be subject to inspection prior to grant of marketing approval by each regulatory authority where we seek marketing approval and subject to continued review and periodic inspections by the regulatory authorities, such as the inspections that resulted in issuance of the Warning Letter. We and any third party we would use to manufacture our products for sale, including Lonza, must also be licensed by applicable regulatory authorities.
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

•
delays in approving or refusal to approve our products including pending Biologics License Applications (BLAs) or BLA supplements for Soliris, asfotase alfa, or sebelipase alfa or a facility that manufactures our products;

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
We tested our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. Our products treat ultra-rare diseases. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as Soliris is studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling , reformulate our products or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
We may be sued by people who use our products, whether as a prescribed therapy, during a clinical trial, during an investigator initiated study, or otherwise. Many patients who use our products are already very ill. Any informed consents or waivers obtained from people who enroll in our trials or use our products may not protect us from liability or litigation. Our product liability insurance may not cover all potential types of liabilities or may not cover certain liabilities completely. Moreover, we may not be able to maintain our insurance on acceptable terms. In addition, negative publicity relating to the use of our products or a product candidate, or to a product liability claim, may make it more difficult, or impossible, for us to market and sell. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
Patients who use our products already often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our products. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals that our products receive or maintain.
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
If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize our products.
We are marketing and selling our products ourselves in the United States, Europe, Japan and several other territories. With the acquisition of Synageva, we now expect to launch two products in 2015, which would be the second and third new product launches in Alexion's history. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell our products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales. We cannot guarantee that we will be successful in commercializing any of our products.
If we market our products in a manner that violates health care fraud and abuse laws and other laws regulating marketing and promotion, we may be subject to investigations and civil or criminal penalties.
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
 Although physicians in the United States are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. In the United States, we market Soliris for PNH and aHUS and provide promotional materials and training programs to physicians regarding the use of Soliris for PNH and aHUS. Although we believe our marketing materials and training programs for physicians do not constitute off-label promotion of Soliris, the FDA, the U.S. Justice Department, or other federal or state government agencies may disagree. If the FDA or other government agencies determine that our promotional materials, training or other activities constitute off-label promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal or state enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.
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
If we fail to comply with the Foreign Corrupt Practices Act or other similar legal requirements, we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse effect on our reputation, business, results of operations or financial condition.
We are subject to the United States Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, and other anti-corruption laws and regulations that generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Worldwide regulators are increasing their regulatory and enforcement efforts in this area. For example, the Bribery Act in the United Kingdom, effective as of July 2011 applies to any company incorporated in or "carrying on business" in the United Kingdom, regardless of the country in which the alleged bribery activity occurs and even if the inappropriate activity is undertaken by our international distribution partners. Our policies mandate compliance with these anti-bribery laws. We may operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect Alexion from reckless or criminal acts committed by its employees or third-party intermediaries.
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
Laws, including those governing promotion, marketing and anti-kickback/anti-bribery provisions, and industry regulations are often strictly enforced. In the United States, additional governmental resources are being added to enforce these laws and to prosecute companies and individuals believed to be violating them. For example, PPACA included a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers for government authorities, and amendments to the FCA that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations. We anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and whistleblower lawsuits. If we fail to comply with laws governing promotion, marketing and anti-kickback/anti-bribery provisions, we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse effect on its reputation, business, results of operations or financial condition.
As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with the SEC’s investigation, which is in its early stages. At this time, Alexion is unable to predict the duration, scope or outcome of the SEC investigation.
Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations, including by the SEC pursuant to its investigation of our compliance with the FCPA and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, interruptions of business, debarment from government contracts, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on its reputation, business, results of operations or financial condition. Cooperating with and responding to the SEC in connection with its investigation of our FCPA practices and other matters, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.

If we are unable to obtain regulatory approvals to market one or more of our product candidates, including asfotase alfa, sebelipase alfa, and Soliris for other indications, our business may be adversely affected.
We currently market and sell one product, Soliris, for the treatment of PNH and aHUS. In July 2015, we obtained marketing authorization in Japan for our second product, Strensiq (asfotase alfa), and we expect to commence sales of Strensiq in Japan in the third quarter of 2015. Upon the acquisition of Synageva in June 2015, we acquired rights to Kanuma (sebelipase alfa), a late stage enzyme-replacement therapy under development for patients with LAL-D. Although we are preparing for commercial launches of Strensiq and Kanuma, we do not know when or if these products will be approved by the FDA, EMA or any other regulatory agency, or available for sale. We completed a rolling submission of our BLA for Strensiq in the U.S., which allowed completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis, and the FDA has accepted for review the BLA for Kanuma. While the FDA accepted the applications, we cannot predict how long the approval process will take or when we will receive approval of Strensiq or Kanuma, if at all. All of our product candidates except Soliris, asfotase alfa, and sebelipase alfa are in early stages of development, and we do not expect our early stage product candidates to be commercially available for several years, if at all. We do not know when or if our other product candidates will be approved. Unfavorable clinical trial results, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the design or results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Data that we believe is highly clinically significant, including the results of our HPP and LAL-D trials, could be interpreted differently by the FDA or other regulatory agencies. The results generated in clinical studies of Strensiq (asfotase alfa) and Kanuma (sebelipase alfa) which we believe to be positive, do not ensure that the products will be approved and the FDA or other regulatory agency could require additional preclinical or clinical data. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, our company could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint, such as the Phase II Soliris trial for AMR that we announced in January 2015, generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.
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
Risks Related to Our Acquisition of Synageva Biopharma Corporation
If we do not successfully integrate Synageva into our operations, our business could be adversely affected. Even if we do successfully integrate Synageva, we may not achieve the expected benefits of the acquisition as rapidly or to the extent anticipated.
We must successfully integrate the operations of Synageva with our business. We are focused on achieving the necessary synergies that we expect to experience from expanding our existing metabolic disease franchise with the acquisition of Kanuma (sebelipase alfa). Kanuma has not yet received marketing approval and as of the time of the acquisition, Synageva was making preparations to launch Kanuma in the U.S., Europe, Japan and other territories. We must successfully integrate Synageva with our business, which will require that we successfully launch both Kanuma and Strensiq to realize the anticipated synergies and benefits from the acquisition. Integrating Synageva operations will be a complex and time-consuming process. Prior to the acquisition, Synageva operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in the integration of Synageva, including:

•	distracting our management from day-to-day operations, which could also negatively affect the launches of Strensiq or Kanuma;

•	the loss of qualified employees and our inability to retain Synageva employees;

•	an inability to achieve financial synergies as planned; and

•	costs and delays in combining our financial and other systems and procedures.
One or more of these factors may increase our operating costs or adversely affect our financial performance, including a number of factors that are outside of our control. Achieving anticipated synergies and the potential benefits underlying our reasons for the acquisition will depend on successful integration of our businesses. In addition, we may not achieve the expected benefits of the acquisition as rapidly or to the extent anticipated, including to the extent that we are unable to effectively identify patients with LAL-D or as a result of adverse legal or regulatory developments. Synageva’s business may not perform as anticipated, including if preclinical and clinical trials of Kanuma and Synageva’s other product candidates do not produce positive results or are delayed, if serious side effects are identified during drug development, if a narrow label is received or if regulatory and marketing approval and commercialization of Kanuma and Synageva’s other product candidates is not achieved on the expected time frame or at all.
The failure to integrate the business operations of Synageva successfully or the occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.
The actual impact of the acquisition on our capital structure and financial results may be worse than our assumptions or forecasts.
We have made a number of assumptions relating to the impact of the acquisition on our capital structure and financial results, including:

•	our expected capital structure after the acquisition;

•	the amount of goodwill and intangibles that will result from the acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the acquisition;

•	acquisition-related costs, including restructuring expenses and transaction costs; and

•	other financial and strategic risks of the acquisition.

Even if we successfully integrate Synageva, and regardless of our assumptions, the effect of the acquisition on our financial results may not meet our expectations or the expectations of financial analysts or our shareholders, or our creditworthiness may be adversely affected as a result of the increased indebtedness incurred to finance the acquisition, or our operating, transaction and integration costs may be higher than expected. If one or more of these events occurs, or our assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the acquisition may not be realized.
We may have exposure to additional tax liabilities as a result of the acquisition, or our anticipated efficiency of the combined corporate structure may not be realized.
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities. Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. As we integrate Synageva’s corporate structure into our own, we expect to realize near-term and long-term financial and tax efficiencies. For example, we believe that future tax payments may be reduced by utilizing Synageva’s net operating loss and orphan drug credit carry forwards, however, these deferred tax assets also may be subject to substantial annual limitations due to the acquisition under Section 382 of the Internal Revenue Code (Code). As part of the merger of Trimeris Inc. and Synageva BioPharma Corp., a privately held Delaware corporation in 2011, Synageva acquired federal tax attributes that were significantly limited under Section 382 of the Code.

The application of the tax laws and regulations of various countries in which we operate as an integrated structure and to our global operations is subject to interpretation. Our effective tax rate following the acquisition is subject to a number of risks and uncertainties, including the risks and uncertainties described under the Risk Factor - “The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.” The realization of such risks and uncertainties could have an adverse effect on our business and operating results.
We will incur significant transaction, integration and restructuring costs in connection with the acquisition.
We have incurred significant transaction costs related to the acquisition. In addition, the combined business will incur integration and restructuring costs following the completion of the acquisition as we integrate Synageva’s businesses with our businesses. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset over time these transaction and integration and restructuring costs, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.
If we are unable to commercialize Kanuma or experience significant delays in doing so, our business, financial condition and results of operations may be materially adversely affected.
Our ability to generate product revenues from Synageva will depend heavily on the successful development and eventual commercialization of Kanuma. Although Kanuma met the pre-specified primary and six secondary endpoints in the Phase 3 clinical trial for children and adults, potential regulatory approval could be limited to the treatment of LAL-D only in infants, and that would represent a small portion of the total LAL-D patient population. The results of clinical trials may not prove sufficient to satisfy the FDA, EMA or any other regulatory agency, or result in a restricted product label that could negatively impact commercialization. We may need to conduct additional clinical trials at significant delay and cost or abandon development of altogether.
Even if we receive regulatory approval for and are able to commercialize Kanuma, our success will be subject to the following risks:

•	we may not achieve market acceptance of Kanuma by physicians, patients and third-party payers;

•	Kanuma may not have an acceptable safety profile following approval;

•	we may not be able to manufacture Kanuma in compliance with requirements of the EMA, the FDA and similar regulatory agencies in commercial quantities sufficient to meet market demand;

•	we may not achieve sufficient pricing for Kanuma to compensate for future development and commercialization costs and to recoup our cost to acquire Synageva; and

•	we may not successfully enforce and defend our intellectual property rights and claims.
The occurrence of any of these events could materially adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property
If we cannot obtain new patents, maintain, defend and enforce our existing patents and protect the confidentiality and proprietary nature of our trade secrets and other intellectual property, our business and competitive position will be harmed.
In order to protect our drugs and technology more effectively, we need to obtain, maintain, defend and enforce patents covering the drugs and technologies we develop. We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Changes in the law may limit our ability to obtain new patents and may limit our ability to defend and enforce our current patents. Third parties may challenge our patents, and have challenged our patents in the past. If any of our patents are narrowed, invalidated or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Our products and our product candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not strong enough or broad enough to protect our drugs from copycat products.
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
If we are found to be infringing on patents owned by others, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our drugs. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our products, which would adversely affect our business.
Parts of our technology, techniques, processes, proprietary molecules and potential drug candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We previously reported that Novartis and other third parties filed civil lawsuits against us claiming infringement of their intellectual property rights. Each of those matters has been resolved. However, additional third parties may claim that the research, development, manufacture, use or sale of Soliris, Strensiq, Kanuma or other drugs under development infringes patents owned or granted to such third parties. In addition to the civil actions referenced above, we have in the past received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the research, development, manufacture, use or sale of our products or some of our drug candidates. We are aware of patent rights owned by third parties that might be claimed by such third parties to be infringed by the research, development and commercialization of our products and some of our drug candidates. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have determined in our judgment that:

•	Our activities, products and our product candidates do not infringe the patents;

•	the patents are not valid; or

•	we have identified and tested or are testing various modifications that we believe do not infringe the patents.
Holders of these patents or other patents could sue us for damages and seek to prevent us from manufacturing, selling or developing our drugs. Legal disputes can be costly and time consuming to defend. If we cannot successfully defend against future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling our products, which would adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce further costs and the risk of a court determination that our product infringes the third party's patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.
There can be no assurance that we would prevail in a patent infringement action or that we would be able to obtain a license to any third-party patent on commercially reasonable terms or any terms at all; successfully develop non-infringing alternatives on a timely basis; or license alternative non-infringing technology, if any exists, on commercially reasonable terms. Any impediment to our ability to research, develop, manufacture, use or sell Soliris, Strensiq, Kanuma or other products could have a material adverse effect on our business and prospects.

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
Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of Soliris, Strensiq and Kanuma patent rights vary from country to country and are dependent on the availability of meaningful legal remedies in each country. The failure to obtain patent and other intellectual property rights, or limitations on the use, or loss of such rights, could be material to our business. In some countries, patent protections may not exist because certain countries did not historically offer the right to obtain specific types of patents or we did not file patents in those markets.  Also, the patent environment is unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, biosimilar or generic versions of the product can be approved and marketed.  Even prior to the expiration of regulatory exclusivity, a competitor could seek to obtain marketing approval by submitting its own clinical trial data.
Risks Related to Our Operations
We cannot guarantee that we will achieve our financial goals, including our ability to maintain profitability on a quarterly or annual basis in the future.
Until the quarter ended June 30, 2008, we had never been profitable since we were incorporated in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We cannot guarantee that we will be successful in marketing and selling Soliris on a continued basis in countries or regions where we have obtained marketing approval, including the United States, Europe and Japan, and we do not know when we will have Soliris available for sale in territories where we have applied or will apply for marketing approval, if ever. We incurred significant debt to finance the acquisition of Synageva and as we advance our most robust pipeline in our history and prepare to launch our second and third products worldwide, we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris in the United States, the European Union and Japan and other territories, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of our drug candidates, such as asfotase alfa, and for Soliris in additional territories and other indications, our ability to successfully market Soliris in additional territories, our ability to successfully manufacture and commercialize our drug candidates and our ability to successfully bring our other product candidates to the major commercial markets throughout the world.
If our competitors get to the marketplace before we do, or with better or less expensive drugs, it may not be profitable to continue to produce Soliris and our product candidates.
The FDA, EC and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and EC granted orphan drug designation for aHUS. Orphan drug status entitles Soliris to market exclusivity for a total of seven years in the United States and for ten years in the European Union and Japan. However, if a competitive product that is the same as or similar to Soliris, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH or aHUS, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware of companies that have initiated or are planning to initiate clinical studies for the treatment of diseases that we are also targeting. Pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs and these companies may introduce products that are competitive with ours. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than our products or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
If we fail to recruit and retain personnel, we may not be able to implement our business strategy.
We are highly dependent upon the efforts of our executive officers, and other key personnel in our commercial and technical organizations, including personnel from Synageva. There is intense competition in the biopharmaceutical industry for qualified commercial and technical personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the qualified personnel necessary for developing, manufacturing and commercializing our products and product candidates.
If we fail to satisfy our debt service obligations or obtain the capital necessary to fund our operations, we may be unable to commercialize our products or continue or complete our product development.
In June 2015, we acquired Synageva and used a substantial portion of our cash on hand and incurred $3.7 billion of debt under the terms of a senior secured credit facility to finance the acquisition. We also issued approximately issued approximately 26.1 million shares of common stock to finance the acquisition. In addition, the definitive agreements for the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $470,000, $367,000 and $39,000, respectively, if and when certain development and commercial milestones are achieved. Our consolidated indebtedness after giving effect to the Synageva acquisition is approximately $3.5 billion. Our substantially increased indebtedness, and the demands on our cash resources, following completion of the acquisition could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our interest expense. Our indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower indebtedness levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service its indebtedness may be adversely impacted.
We believe that revenues and collections from sales of Soliris, along with our existing cash and cash equivalents will provide sufficient capital to satisfy our debt service obligations and the contingent consideration required by the acquisitions, and to fund our operations and product development for at least 12 months. We may need to raise additional capital before or after that time to complete or continue the development or commercialization of our products and product candidates or for other purposes, such as additional acquisitions and strategic transactions. We are currently selling or preparing for the commercialization of our products, including our second and third products, in the U.S., the European Union, Japan, and several other territories, evaluating and preparing regulatory submissions for our products in several countries, and conducting, preparing or evaluating several clinical trials. Funding needs may shift between projects and potentially accelerate and increase as we continue launch and commercialization activities throughout the world and as we initiate or continue clinical trials for our product candidates.
Additional financing could take the form of public or private debt or equity offerings, equity line facilities, bank loans, including additional borrowing under our existing credit facility, collaborative research and development arrangements with corporate partners and/or the sale or licensing of some of our property. The amount of capital we may need depends on many factors, including:

•	the cost necessary to sell, market and distribute our products;

•	the rate of new patient sales and drug utilization by treated patients;

•	the time and cost necessary to obtain and maintain regulatory approvals for our products in multiple countries;

•	the ability to obtain and maintain reimbursement approvals and funding for our products and the time necessary to obtain such approvals and funding;

•	the time and cost necessary to develop sales, marketing and distribution capabilities outside the United States;

•
the time and cost necessary to purchase or to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain and maintain the necessary regulatory approvals for those facilities;

•	changes in applicable governmental regulatory policies or requests by regulatory agencies for additional information or data;

•	the progress, timing and scope of our research and development programs;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the integration of the Synageva businesses;

•	any new collaborative, licensing or other commercial relationships that we may establish; and

•	the cost of any acquisition.
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
We are significantly leveraged.
In June 2015, we entered into a credit agreement (Credit Agreement) with a syndicate of banks in connection with the acquisition of Synageva. The Credit Agreement provides for a $3.5 billion term loan facility and a $500,000 revolving credit facility, which includes up to a $100 million sublimit for letters of credit and a $25 million sublimit for swingline loans. Our obligations under the credit facilities are unconditionally guaranteed, jointly and severally, by certain of our existing foreign and domestic subsidiaries and secured by liens on certain of Alexion's and its subsidiaries' equity interests, subject to certain exceptions. All obligations of each borrower under the credit facilities, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of each borrower's assets and the assets of certain guarantors, including the pledge of the equity interests of certain of our subsidiaries and real estate located in Smithfield, Rhode Island, but excluding intellectual property and assets of certain foreign subsidiaries. We may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case depending upon our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement).

The credit facilities, and the contingent consideration payable in connection with our earlier acquisitions remain outstanding or available, and the degree to which we are leveraged could, among other things:

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
Our business strategy includes expanding our products and capabilities. In addition to Synageva, we may seek other acquisitions or in-licensing of businesses or products to expand our products and capabilities. Acquisitions of new businesses or products and in-licensing of new products may involve numerous risks, including:

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
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to Alexion’s grant-making activities and compliance with the FCPA, as well as securities disclosures related to the recalls of specific lots of Soliris. Legal proceedings, government investigations, including the SEC investigation, and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.
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
We have designed our corporate structure, the manner in which we develop and use our intellectual property, and our intercompany transactions between our affiliates in a way that is intended to enhance our operational and financial efficiency and increase our overall profitability. We are also integrating the Synageva corporate structure into our own in a manner that is also intended to achieve similar efficiencies. The application of the tax laws and regulations of various countries in which we operate and to our global operations is subject to interpretation. We also must operate our business in a manner consistent with our corporate structure to realize such efficiencies. The tax authorities of the countries in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing. If tax authorities determine that the manner in which we operate results in our business not achieving the intended tax consequences, our effective tax rate could increase and harm our financial position and results of operations.
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
Our business and marketing methods are also subject to regulation by the governments of the countries in which we operate. The FCPA and similar anti-bribery laws in other countries prohibit companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business. We have policies and procedures designed to help ensure that we and our representatives, including our employees, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by our representatives. Although we conducted due diligence of Synageva's operations prior to the acquisition, we may discover or identify deficiencies or non-compliance with such laws as we complete the integration of the Synageva business and conduct operations. Failure to comply with the laws and regulations of the countries in which we operate could materially harm our business.
Further, we conduct, or anticipate that we will conduct, a substantial portion of our business in currencies other than the U.S. dollar and we are exposed to fluctuations in foreign currency exchange rates in the normal course of our business. See also Risk Factor "Currency fluctuations and changes in exchange rates could adversely affect our revenue growth, increase our costs and negatively affect our profitability."
The credit and financial market conditions may aggravate certain risks affecting our business.
Sales of our products are or will be dependent, in large part, on reimbursement from government health administration organizations and private and governmental third-party payers, and also co-payments from individual patients in certain situations. As a result of adverse credit and financial market conditions, and the overall financial climate, these governmental organizations and payers, and/or individuals, may reduce or delay initiation of treatment, may be unable to satisfy their reimbursement obligations, may delay payment or may seek to reduce reimbursement for our products, including Soliris, in the future, which could have a material adverse effect on our business and results of operations.
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
We expect that the implementation of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of our products, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling Soliris and materially harm our business, financial condition and results of operations.

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
We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by malicious third parties with a wide range of motives and expertise, including organized criminal groups, “hactivists,” patient groups, disgruntled current or former employees, and others. Hacker attacks are of ever-increasing levels of sophistication, and despite our security measures, and those of Synageva, our information technology and infrastructure may be vulnerable to such attacks or may be breached due to employee error or malfeasance. We have implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. However, despite these measures, and due to the ever changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks perpetrated by individuals that attempt to compromise our security controls. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. if our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses, and Synageva experienced similar attacks prior to the acquisition. If our systems were to fail or be disrupted for an extended period of time we could lose product sales and our revenue and reputation would suffer. In the event our systems were to be breached by an unauthorized third-party, they could potentially access confidential personal information, which could cause us to suffer reputational damage and loss of customer confidence. Such incidents would result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Risks Related to Our Common Stock
If the trading price of our common stock continues to fluctuate in a wide range, our stockholders will have uncertainty with respect to an investment in our common stock.
The trading price of our common stock has been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors' operating results or clinical or scientific results, fluctuations in the trading prices or business prospects of our competitors and collaborators, changes in our prospects, particularly with respect to sales of Soliris, failure to resolve, delays in resolving or other developments with respect to the issues raised in the Warning Letter, acquisitions or other strategic transactions, and market conditions for biopharmaceutical stocks in general could have a significant impact on the future trading prices of our common stock. In particular, the trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. This is due to several factors, including general market conditions, sales of Soliris, the announcement of the results of our clinical trials or product development and the results of our efforts to obtain regulatory approval for our products. While we cannot predict our future performance, if our stock price continues to fluctuate in a wide range, an investment in our common stock may result in considerable uncertainty for an investor.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2015	132	$178.23	132	$436,149
May 1-31, 2015	—	$—	—	$1,000,000
June 1-30, 2015	—	$—	—	$1,000,000
Total	132	$178.23	132
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date. In May 2015, our Board of Directors increased the authorization of shares up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. As previously disclosed, the Company did not repurchase any shares during the pendency of the Synageva acquisition.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)	Exhibits:

10.1	Registration Rights Agreement, dated July 8, 2015, between Alexion Pharmaceuticals, Inc. and the investors who are signatories to the agreement.

10.2
Non-Exclusive Sub-License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Alexion Pharmaceuticals, Inc.) and Pangenix, dated April 1, 2003, incorporated by reference to Synageva BioPharma Corp.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.+

10.3
Exclusive Sublicense Agreement, between Shire AG and Alexion Pharma LLC (successor in interest to Synageva BioPharma Corp.), dated April 5, 2013, incorporated by reference to Synageva BioPharma Corp.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2013.+

10.4
Second Amended and Restated License Agreement between Alexion Pharma LLC (successor in interest to Synageva BioPharma Corp.) and the University of Georgia Research Foundation, Inc., effective as of December 3, 2013, incorporated by reference to Synageva BioPharma Corp.’s Annual Report on Form 10-K filed with the SEC on March 3, 2014.+

10.5
Exclusive Patent License Agreement, between Abbey BioPharma Corp. (a wholly owned subsidiary of Alexion Pharmaceuticals, Inc.) and the University of Minnesota, dated May 13, 2009, incorporated by reference to Synageva BioPharma Corp.’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2011.+

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

+ Confidential treatment was granted for portions of such exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David Hallal
Date: July 31, 2015		David Hallal Chief Executive Officer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: July 31, 2015		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)