Form 10-Q
period 2015-09-30
ALEXION PHARMACEUTICALS INC
filed 2015-11-02
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	225,324,303
Class	Outstanding as of October 28, 2015

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,163,281	$943,999
Marketable securities	295,211	1,017,567
Trade accounts receivable, net	512,253	432,888
Inventories	236,542	176,441
Prepaid expenses and other current assets	272,932	225,134
Total current assets	2,480,219	2,796,029
Property, plant and equipment, net	618,733	392,248
Intangible assets, net	4,787,901	587,046
Goodwill	5,015,519	254,073
Other assets	250,643	172,566
Total assets	$13,153,015	$4,201,962
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$46,974	$44,016
Accrued expenses	357,987	395,232
Deferred revenue	49,944	58,837
Deferred tax liabilities	132,619	12,476
Current portion of long-term debt	175,000	48,000
Other current liabilities	4,336	48,179
Total current liabilities	766,860	606,740
Long-term debt, less current portion	3,325,000	9,500
Deferred tax liabilities	417,319	7,046
Facility lease obligation	149,604	107,099
Contingent consideration	158,678	116,425
Other liabilities	82,685	53,134
Total liabilities	4,900,146	899,944
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 290,000 shares authorized; 229,895 and 201,944 shares issued at September 30, 2015 and December 31, 2014, respectively	23	20
Additional paid-in capital	7,642,974	2,592,167
Treasury stock, at cost, 3,910 and 2,888 shares at September 30, 2015 and December 31, 2014, respectively	(558,347)	(382,964)
Accumulated other comprehensive income	54,428	56,785
Retained earnings	1,113,791	1,036,010
Total stockholders' equity	8,252,869	3,302,018
Total liabilities and stockholders' equity	$13,153,015	$4,201,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net product sales	$665,791	$555,146	$1,902,107	$1,634,257
Other revenue	846	—	1,073	—
Total revenues	666,637	555,146	1,903,180	1,634,257
Cost of sales	54,057	51,858	175,463	124,423
Operating expenses:
Research and development	165,664	100,661	518,437	384,672
Selling, general and administrative	212,520	157,665	621,019	446,433
Amortization of purchased intangible assets	36,608	—	36,608	—
Acquisition-related costs	35,759	8,303	81,559	10,254
Restructuring expenses	7,461	—	30,737	—
Impairment of intangible asset	—	—	—	3,464
Total operating expenses	458,012	266,629	1,288,360	844,823
Operating income	154,568	236,659	439,357	665,011
Other income and expense:
Investment income	1,967	2,250	7,077	6,177
Interest expense	(19,971)	(655)	(24,593)	(2,433)
Foreign currency gain (loss)	2,795	(2,045)	1,755	(1,989)
Income before income taxes	139,359	236,209	423,596	666,766
Income tax provision	323,116	58,478	345,815	163,186
Net income (loss)	$(183,757)	$177,731	$77,781	$503,580
Earnings (loss) per common share
Basic	$(0.81)	$0.90	$0.37	$2.54
Diluted	$(0.81)	$0.88	$0.37	$2.50
Shares used in computing earnings per common share
Basic	226,228	198,052	209,373	197,910
Diluted	226,228	201,313	211,808	201,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(183,757)	$177,731	$77,781	$503,580
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1,847)	(2,996)	(6,065)	(2,444)
Unrealized gain (loss) on marketable securities	135	(776)	389	334
Unrealized gain (loss) on pension obligation	8,932	(570)	1,487	(3,255)
Unrealized (loss) gain on hedging activities, net of tax of $(8,011), $12,194, $2,998 and $10,423, respectively	(15,308)	85,292	1,832	76,722
Other comprehensive income (loss), net of tax	(8,088)	80,950	(2,357)	71,357
Comprehensive income (loss)	$(191,845)	$258,681	$75,424	$574,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$77,781	$503,580
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72,863	28,395
Impairment of intangible asset	—	3,464
Change in fair value of contingent consideration	45,707	10,254
Share-based compensation expense	160,853	80,620
Premium amortization of available-for-sale securities	6,156	12,114
Deferred taxes	385,915	(160,456)
Change in excess tax benefit from stock options	76,291	(286,325)
Unrealized foreign currency (gain) loss	(8,865)	9,253
Other	1,641	(1,082)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(90,952)	(22,731)
Inventories	(7,368)	(26,217)
Prepaid expenses and other assets	(80,015)	(6,241)
Accounts payable, accrued expenses and other liabilities	(147,108)	166,545
Deferred revenue	(8,557)	45,443
Net cash provided by operating activities	484,342	356,616
Cash flows from investing activities:
Purchases of available-for-sale securities	(372,537)	(451,842)
Proceeds from maturity or sale of available-for-sale securities	1,092,968	398,071
Purchases of trading securities	(12,249)	(2,412)
Proceeds from sale of trading securities	8,287	79
Purchases of other investments	—	(25,000)
Purchases of property, plant and equipment	(206,224)	(83,879)
Payment for acquisition of business, net of cash acquired	(3,939,307)	—
Other	5,479	(707)
Net cash used in investing activities	(3,423,583)	(165,690)
Cash flows from financing activities:
Debt issuance costs	(45,492)	—
Proceeds from revolving credit facility	200,000	—
Proceeds from term loan	3,500,000	—
Payments on revolving credit facility	(200,000)	—
Payments on term loan	(57,500)	(43,500)
Equity issuance costs for shares issued in connection with acquisition of business	(4,053)	—
Change in excess tax benefit from stock options	(76,291)	286,325
Repurchase of common stock	(175,383)	(283,148)
Net proceeds from the exercise of stock options	50,824	77,680
Payments of contingent consideration	(50,000)	—
Proceeds from development-related grants	26,000	—
Other	(1,718)	(119)
Net cash provided by financing activities	3,166,387	37,238
Effect of exchange rate changes on cash	(7,864)	(5,857)
Net change in cash and cash equivalents	219,282	222,307
Cash and cash equivalents at beginning of period	943,999	529,857
Cash and cash equivalents at end of period	$1,163,281	$752,164

Supplemental cash flow disclosures from investing and financing activities:
Common stock issued in acquisition of business	$4,917,810	$—
Construction in process related to facility lease obligation	$40,185	$54,799
Accrued expenses for purchases of property, plant and equipment	$25,165	$14,293
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
In our complement franchise, Soliris® is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease.
In our metabolic franchise we market Strensiq™ (asfotase alfa) for the treatment of hypophasphatasia (HPP) and Kanuma™ (sebelipase alfa) for the treatment of lysosomal acid lipase deficiency (LAL-D). HPP is a genetic ultra-rare disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the LAL enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues. We initiated sales of these products in the third quarter 2015.
We are also evaluating additional potential indications for eculizumab in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening rare disorders.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.
In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and requires a retrospective method of adoption. We will adopt the provisions of the new standard for the balance sheet disclosures of debt issuance costs beginning in the first quarter 2016.
In September 2015, the FASB issued a new standard simplifying the accounting for measurement-period adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.The standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.

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
On June 22, 2015, we completed the acquisition of Synageva, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Synageva were recorded as of the acquisition date at their respective fair values. Synageva's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition was intended to further our objective to develop and commercialize life-transforming therapies to an increasing number of patients with devastating and rare diseases. Synageva's lead product candidate, Kanuma (sebelipase alfa), is an enzyme replacement therapy for patients suffering with LAL-D, a life-threatening, ultra-rare disease for which there are no approved treatments.
We acquired all of the outstanding shares of common stock of Synageva for $4,565,524 in cash and 26,125 shares of common stock. At closing of the business combination on June 22, 2015, the purchase consideration was approximately $8,860,000, net of Synageva cash, based on Alexion's closing share price on the date of acquisition of $188.24. We financed the cash consideration with existing cash and proceeds from our new credit facility described further in Note 6.
The aggregate consideration to acquire Synageva consisted of:

Stock consideration	$4,917,810
Cash consideration	4,565,524
Total purchase price	$9,483,334
The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Cash	$626,217
Inventory	51,068
In-process research and development (IPR&D)	4,236,000
Deferred tax liabilities, net	(175,431)
Other assets and liabilities	(15,966)
Net assets acquired	4,721,888
Goodwill	4,761,446
Total purchase price	$9,483,334

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to inventory, identifiable intangible assets and tax-related items. During the third quarter 2015, we recorded approximately $8,400 of adjustments to the amounts initially recorded for the assets acquired and liabilities assumed as of the acquisition date. These adjustments related primarily to the valuation of acquired inventory.
We acquired $51,068 of Kanuma (sebelipase alfa) inventory. The estimated fair value of work-in-process and finished goods inventory was determined utilizing the comparative sales method, based on the expected selling price of the inventory, adjusted for incremental costs to complete the manufacturing process and for direct selling efforts, as well as for a reasonable profit allowance. The estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory.
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
The excess of purchase price over the fair value amounts of the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill, which is not tax-deductible, has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The goodwill represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and expected synergies that are specific to our business and not available to market participants, including our unique ability to commercialize therapies for rare diseases, our existing relationships with specialty physicians who can identify patients with LAL-D, a global distribution network to facilitate drug delivery and other benefits that we believe will result from combining the operations of Synageva within our operations.
We recorded a net deferred tax liability of $175,431. This amount was primarily comprised of $588,559 and $18,593, of deferred tax liabilities related to the IPR&D and inventory acquired, respectively, offset by $232,182, $177,128, and $22,411 of deferred tax assets related to NOLs, tax credits, and other temporary differences, respectively, which we expect to utilize.
For the three and nine months ended September 30, 2015, we recorded $53,721 and $58,356 of pre-tax operating losses, respectively, associated with the continuing operations of Synageva in our condensed consolidated statements of operations.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of Alexion and Synageva as if the acquisition of Synageva had been completed on January 1, 2014, with adjustments to give effect to pro forma events that are directly attributable to the acquisition, including the impact of acquisition financing and the related tax effects. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may result from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations that we would have recognized had we completed the transaction on January 1, 2014.

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Pro forma revenue	$666,637	$556,472	$1,905,388	$1,639,512
Pro forma net (loss) income	(177,854)	111,485	(47,565)	180,739
Earnings (loss) per common share
Basic	$(0.79)	$0.50	$(0.21)	$0.81
Diluted	$(0.79)	$0.49	$(0.21)	$0.79

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The unaudited pro forma consolidated results include the following pro forma adjustments related to non-recurring activity:

•
Alexion acquisition-related and restructuring costs of $9,223 were excluded from income for the three months ended September 30, 2015. These expenses were included in net income for the three months ended September 30, 2014.

•
Alexion and Synageva expenses of $33,150 and $127,290, respectively, associated with the accelerated vesting of stock based compensation as a result of the acquisition were excluded from net income for the nine months ended September 30, 2015. These expenses were included in net income for the nine months ended September 30, 2014;

•
Alexion and Synageva acquisition-related and restructuring costs of $49,367 and $62,071, respectively, were excluded from income for the nine months ended September 30, 2015. These expenses were included in net income for the nine months ended September 30, 2014.

Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the three and nine months ended September 30, 2015 and 2014 include the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Transaction costs (1)	$—	$—	$26,799	$—
Integration costs	6,075	—	9,053	—
Changes in fair value of contingent consideration	29,684	8,303	45,707	10,254
	$35,759	$8,303	$81,559	$10,254

(1) Transaction costs include investment advisory, legal, and accounting fees

The acquisition of Synageva also resulted in $3,149 and $13,470 of restructuring related charges for the three and nine months ended September 30, 2015, respectively. See Note 19 for additional details.

4.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory using the weighted-average cost method.
The components of inventory are as follows:

	September 30,	December 31,
	2015	2014
Raw materials	$17,574	$14,570
Work-in-process	106,921	107,170
Finished goods	112,047	54,701
	$236,542	$176,441

As of December 31, 2014, we capitalized $22,005 of inventory produced for commercial sale for products awaiting regulatory approval, respectively. As a result of receiving regulatory approval, we have no inventory capitalized for products awaiting regulatory approval as of September 30, 2015.
In the first quarter 2015, we recorded an expense of $24,352 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq (asfotase alfa). The costs are comprised of raw materials, internal overhead and external production costs.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

5.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		September 30, 2015			December 31, 2014
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$28,507	$(28,493)	$14	$28,507	$(28,461)	$46
Patents	7	10,517	(10,517)	—	10,517	(10,517)	—
Purchased technology	6-16	4,708,495	(36,608)	4,671,887	—	—	—
Acquired IPR&D	Indefinite	116,000	—	116,000	587,000	—	587,000
Total		$4,863,519	$(75,618)	$4,787,901	$626,024	$(38,978)	$587,046
Goodwill	Indefinite	$5,018,420	$(2,901)	$5,015,519	$256,974	$(2,901)	$254,073

In the third quarter 2015 we received regulatory approval for Strensiq and Kanuma. As a result, $587,000 and $4,120,000 of acquired IPR&D assets associated with Strensiq and Kanuma, respectively, were reclassified from acquired IPR&D to purchased technology.
Amortization expense was $36,619 and $2,526 for the three months ended September 30, 2015 and 2014, respectively, and $36,640 and $8,994 for the nine months ended September 30, 2015 and 2014, respectively. Total estimated amortization expense for finite-lived intangible assets is $80,067 for the three months ending December 31, 2015, $320,145 for the year ending December 31, 2016 and $320,142 for each of the years ending December 31, 2017 through December 31, 2020.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2014	$254,073
Goodwill resulting from the Synageva acquisition	4,761,446
Balance at September 30, 2015	$5,015,519

6.	Debt
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
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under the term loan facility and $200,000 under the revolving facility, and we used our available cash for the remaining cash consideration. In June 2015, we repaid the revolving facility in full. At September 30, 2015, we had $3,500,000 outstanding on the term loan and zero outstanding on the revolving facility. At September 30, 2015, we had open letters of credit of $5,710, and our borrowing availability under the revolving facility was $494,290.
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
The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) used for basic and diluted calculation	$(183,757)	$177,731	$77,781	$503,580
Shares used in computing earnings per common share—basic	226,228	198,052	209,373	197,910
Weighted-average effect of dilutive securities:
Stock awards	—	3,261	2,435	3,618
Shares used in computing earnings per common share—diluted	226,228	201,313	211,808	201,528
Earnings (loss) per common share:
Basic	$(0.81)	$0.90	$0.37	$2.54
Diluted	$(0.81)	$0.88	$0.37	$2.50
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. For the three months ended September 30, 2015, we reported a net loss; therefore, no outstanding stock awards were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. Excluded from the calculation of EPS for the nine months ended September 30, 2015 were 2,437 shares of common stock because their effect was anti-dilutive. Similarly, we excluded 1,346 and 1,005 shares from the calculation of EPS for the three and nine months ended September 30, 2014, respectively, because their effect was anti-dilutive.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$279,274	$—	$—	$279,274
Corporate bonds	133,738	167	(48)	133,857
Municipal bonds	88,706	15	—	88,721
Other government-related obligations:
U.S.	81,500	3	(14)	81,489
Foreign	137,998	172	(32)	138,138
Bank certificates of deposit	58,022	—	—	58,022
	$779,238	$357	$(94)	$779,501

	December 31, 2014
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$142,495	$—	$—	$142,495
Corporate bonds	494,032	415	(581)	493,866
Municipal bonds	174,759	132	(46)	174,845
Other government-related obligations:
U.S.	99,668	14	(71)	99,611
Foreign	193,439	100	(174)	193,365
Bank certificates of deposit	77,000	—	—	77,000
	$1,181,393	$661	$(872)	$1,181,182

The aggregate fair value of available-for-sale securities in an unrealized loss position as of September 30, 2015 and December 31, 2014 was $111,545 and $472,241, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months are not material. As of September 30, 2015, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$492,239	$167,892
Marketable securities	287,262	1,013,290
	$779,501	$1,181,182

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The fair values of available-for-sale debt securities at September 30, 2015, by contractual maturity, are summarized as follows:

September 30, 2015
Due in one year or less	$622,525
Due after one year through three years	156,976
$779,501

As of September 30, 2015 and December 31, 2014, the fair value of our trading securities was $7,949 and $4,277, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three and nine months ended September 30, 2015 and 2014.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At September 30, 2015, we had open contracts with notional amounts totaling $1,862,706 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gain recognized in AOCI, net of tax	$10,206	$89,959	$81,794	$81,896
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$25,842	$2,873	$78,959	$3,372
(Loss) gain reclassified from AOCI to other income and expense (ineffective portion), net of tax	$(328)	$1,794	$1,003	$1,802
Assuming no change in foreign exchange rates from market rates at September 30, 2015, $73,904 of gains recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2015, the notional amount of foreign exchange contracts where hedge accounting is not applied was $276,391.
We recognized a gain of $2,676 and $12,491, in other income and expense, for the three months ended September 30, 2015 and 2014, respectively, and $2,439 and $13,140, for the nine months ended September 30, 2015 and 2014, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables summarize the fair value of outstanding derivatives at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$78,776	Other current liabilities	$3,184
Foreign exchange forward contracts	Other non-current assets	69,486	Other non-current liabilities	5,806
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	463	Other current liabilities	508
Total fair value of derivative instruments		$148,725		$9,498

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$77,348	Other current liabilities	$794
Foreign exchange forward contracts	Other non-current assets	58,698	Other non-current liabilities	86
Total fair value of derivative instruments		$136,046		$880

The fair value of our foreign exchange forward contracts that are not designated as hedging instruments was zero as of December 31, 2014.

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

	September 30, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$148,725	$—	$148,725	$(9,498)	$—	$139,227
Derivative liabilities	(9,498)	—	(9,498)	9,498	—	—

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
Other investments include our investment of $37,500 in the preferred stock of Moderna LLC. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of September 30, 2015.

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In May 2015, our Board of Directors increased the authorization of shares up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. During the three months ended September 30, 2015 and 2014, we repurchased 556 and 640 shares of our common stock at a cost of $91,820 and $104,633, respectively, and during the nine months ended September 30, 2015 and 2014, we repurchased 1,022 and 1,789 shares of our common stock at a cost of $175,383 and $283,148, respectively. As previously disclosed, the Company did not repurchase any shares during the pendency of the Synageva acquisition and the Company began repurchasing shares in the third quarter 2015. Subsequent to September 30, 2015, we repurchased 776 shares of our common stock under our repurchase program at a cost of $123,311. As of November 2, 2015, there is a total of $784,869 remaining for repurchases under the repurchase program.
In June 2015, in connection with our acquisition of Synageva, we issued 26,125 shares of common stock to Synageva shareholders and employees. The value of the stock was $4,917,810, and we incurred $4,053 of issuance costs.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2015 and 2014:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16,570)	$(234)	$87,308	$(13,719)	$56,785
Other comprehensive income before reclassifications	1,394	412	81,794	(6,065)	77,535
Amounts reclassified from other comprehensive income	93	(23)	(79,962)	—	(79,892)
Net other comprehensive income (loss)	1,487	389	1,832	(6,065)	(2,357)
Balances, September 30, 2015	$(15,083)	$155	$89,140	$(19,784)	$54,428

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2013	$(11,502)	$(146)	$(3,827)	$(7,382)	$(22,857)
Other comprehensive income before reclassifications	(3,714)	344	81,896	(2,444)	76,082
Amounts reclassified from other comprehensive income	459	(10)	(5,174)	—	(4,725)
Net other comprehensive income (loss)	(3,255)	334	76,722	(2,444)	71,357
Balances, September 30, 2014	$(14,757)	$188	$72,895	$(9,826)	$48,500

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2015 and 2014:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2015	2014	2015	2014
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$29,534	$3,283	$90,240	$3,854	Net product sales
Ineffective portion of foreign exchange contracts	(375)	2,051	1,146	2,059	Foreign currency gain (loss)
	29,159	5,334	91,386	5,913
	(3,645)	(667)	(11,424)	(739)	Income tax provision
	$25,514	$4,667	$79,962	$5,174
Unrealized Gains (Losses) from Marketable Securities
Realized gains on sale of securities	$—	$14	$35	$16	Investment income
	—	14	35	16
	—	(5)	(12)	(6)	Income tax provision
	$—	$9	$23	$10
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(313)	$(213)	$(939)	$(651)	(a)
Other	821	—	821	—	(a)
	508	(213)	(118)	(651)
	(107)	63	25	192	Income tax provision
	$401	$(150)	$(93)	$(459)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 15 for additional details).

13.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2015
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$133,776	$—	$133,776	$—
Cash equivalents	Commercial paper	$279,274	$—	$279,274	$—
Cash equivalents	Corporate bonds	$6,061	$—	$6,061	$—
Cash equivalents	Municipal bonds	$71,365	$—	$71,365	$—
Cash equivalents	Other government-related obligations	$77,517	$—	$77,517	$—
Cash equivalents	Bank certificates of deposit	$58,022	$—	$58,022	$—
Marketable securities	Mutual funds	$7,949	$7,949	$—	$—
Marketable securities	Corporate bonds	$127,796	$—	$127,796	$—
Marketable securities	Municipal bonds	$17,356	$—	$17,356	$—
Marketable securities	Other government-related obligations	$142,110	$—	$142,110	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$79,239	$—	$79,239	$—
Other assets	Foreign exchange forward contracts	$69,486	$—	$69,486	$—
Other current liabilities	Foreign exchange forward contracts	$3,692	$—	$3,692	$—
Other liabilities	Foreign exchange forward contracts	$5,806	$—	$5,806	$—
Contingent consideration	Acquisition-related contingent consideration	$158,678	$—	$—	$158,678

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

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2015.

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
As of September 30, 2015, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $826,000 if all development, regulatory and sales-based milestones are reached. As of September 30, 2015, the fair value of acquisition-related contingent consideration was $158,678. The following table represents a roll-forward of our acquisition-related contingent consideration:

Nine months ended
September 30, 2015
Balance at beginning of period	$(162,971)
Milestone payments	50,000
Changes in fair value	(45,707)
Balance at end of period	$(158,678)

14.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Provision for income taxes	$323,116	$58,478	$345,815	$163,186
Effective tax rate	231.9%	24.8%	81.6%	24.5%

The tax provision for the three and nine months ended September 30, 2015 and 2014 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. In connection with the integration of the Synageva business with and into the Alexion business, we incurred a one-time tax expense of $315,569. This tax expense is attributable to the change in

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

our deferred tax liability associated with the outside basis difference related to the movement of assets into our captive foreign partnership. Additionally, reflected in the tax provision for the three and nine months ended September 30, 2015 are the benefits realized in connection with our acquisition of Synageva. These benefits include current year operating losses.
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
The components of net periodic benefit cost were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$2,380	$2,040	$7,241	$6,225
Interest cost	179	195	551	595
Expected return on plan assets	(248)	(225)	(756)	(688)
Employee contributions	(442)	(427)	(1,342)	(1,304)
Amortization	313	213	939	651
Other	(821)	—	(821)	—
Total net periodic benefit cost	$1,361	$1,796	$5,812	$5,479

16.	Leases

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
Construction of the new facility began in June 2013 and is expected to be completed in late 2015. As of September 30, 2015, we recorded a construction-in-process asset of $203,494, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $130,254 associated with the new facility.
In connection with the planned construction of facilities in New Haven, Connecticut, we entered into an agreement with the State of Connecticut Department of Economic and Community Development which provides for a forgivable loan and grants totaling $26,000 and tax credits of up to $25,000. The program requires that we meet certain criteria in order to prevent forfeiture or repayment of the loan, grants and credits, which include (i) maintaining corporate headquarters in Connecticut for ten years; (ii) satisfying minimum employment obligations; and (iii) minimum capital spending requirements. In the third quarter 2015, we received $26,000 for the forgivable loan and grants. The proceeds reduce the costs of our construction-in-process asset associated with the project. As of September 30, 2015, we have not received any tax credits associated with our agreement with the State of Connecticut.

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
Commitments
Manufacturing obligations
We rely on Lonza Group AG and its affiliates (Lonza), a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and for clinical and commercial quantities of Strensiq (asfotase alfa). We have various agreements with Lonza with remaining total non-cancellable future commitments of approximately $1,204,070. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at their existing Portsmouth, New Hampshire facility. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As we have full capacity rights to the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. During the third quarter 2015, we recorded a construction-in-process asset and an offsetting facility lease obligation of $17,030 associated with the manufacturing facility.
Payments made to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. During the third quarter 2015, we made $8,000 of payments to Lonza, of which $1,040 was applied against the outstanding facility lease obligation and $6,960 was recognized as a prepayment of inventory.
In addition, we have non-cancellable commitments of approximately $39,048 with other third party manufacturers.

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
We have in the past received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of our products. Under the guidance of ASC 450, Contingencies, we record a royalty accrual based on our best estimate of the fair value percent of net sales of Soliris that we could be required to pay the owners of patents for technology used in the manufacture and sale of our products. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our financial results.
As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. Given the ongoing nature of these investigations, management does not currently believe a loss related to these matters is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously announced, the FDA issued Form 483s in August 2014 and August 2015 relating to observations at ARIMF. The inspectional observations from the August 2015 letter have since been closed out by the FDA. The observations are inspectional and do not represent a final FDA determination of compliance. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

19.	Restructuring
In conjunction with the acquisition and integration of Synageva, we recorded restructuring expense of $10,321 related to employee costs in the second quarter 2015. During the three months ended September 30, 2015, we incurred additional restructuring costs of $3,149. We expect to pay all remaining accrued amounts related to this restructuring activity by the end of 2016.
In the fourth quarter 2014, we announced plans to relocate our European headquarters from Lausanne to Zurich, Switzerland. The relocation of the European headquarters supports our operational needs based on growth in the European region. The activities that primarily occurred at our Lausanne site were relocated to our Zurich, Cheshire, Connecticut, and Dublin, Ireland locations. As a result of this action, we recorded restructuring expenses of $15,365 related to employee costs in the fourth quarter 2014. During the three and nine months ended September 30, 2015, we incurred additional restructuring costs of $4,312 and $17,267, respectively. We expect to pay all remaining accrued amounts related to this restructuring activity by the end of 2016.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and nine months ended September 30, 2015:

	Three months ended September 30,				Nine months ended September 30,
	2015				2015
	Employee Separation Costs	Contract Termination Costs	Other Costs	Total	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$35,707	$—	$277	$35,984	$15,365	$—	$—	$15,365
Restructuring expenses	2,518	1,029	1,634	5,181	21,129	1,029	2,752	24,910
Cash settlements	(23,148)	—	(1,467)	(24,615)	(24,964)	—	(2,308)	(27,272)
Adjustments to previous estimates	2,280	—	—	2,280	5,827	—	—	5,827
Liability, end of period	$17,357	$1,029	$444	$18,830	$17,357	$1,029	$444	$18,830

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, StrensiqTM and KanumaTM for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for our products in additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483s issued by the FDA, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for our product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding government investigations, including the SEC and DOJ investigations, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission.
Business
We are a biopharmaceutical company focused on serving patients with devastating and rare disorders through the innovation, development and commercialization of life-transforming therapeutic products.
In our complement franchise, Soliris is the first and only therapeutic approved for patients with either of two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system: paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, and atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease.
In our metabolic franchise, we market Strensiq (asfotase alfa) for the treatment of hypophasphatasia (HPP) and Kanuma (sebelipase alfa) for the treatment of lysosomal acid lipase deficiency (LAL-D). HPP is a genetic ultra-rare disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the LAL enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues.
We are also evaluating additional potential indications for eculizumab in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening rare disorders.
We were incorporated in 1992. In June 2015, we acquired all of the outstanding shares of common stock of Synageva BioPharma Corp. (Synageva), a publicly-held clinical-stage biotechnology company. We financed the acquisition with existing cash, proceeds from a new credit facility and exchange of shares of common stock.
Products and Development Programs
We focus our product development programs on life-transforming therapeutics for severe and life-threatening ultra-rare diseases for which current treatments are either non-existent or inadequate.
Marketed Products
Our marketed products include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Commercial
		PNH Registry	Phase IV
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)	Commercial
		aHUS Registry	Phase IV
Strensiq (asfotase alfa)	Metabolic Disorders	Hypophosphatasia (HPP)	Commercial
		HPP Registry	Phase IV
Kanuma (sebelipase alfa)	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)	Commercial
		LAL-D Registry	Phase IV
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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). We

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Soliris was approved for the treatment of PNH by the FDA and the European Commission (EC) in 2007 and by Japan’s Ministry of Health, Labour and Welfare (MHLW) in 2010, and has been approved in several other territories. In 2013, the EC extended the Soliris label to include pediatric patients with PNH. The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) recommends that the renewal be granted with unlimited validity.  We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In April 2015, the EC approved an update to the EU label that supports Soliris treatment for patients with PNH regardless of history of transfusion and additional updates to inform physicians to make treatment decisions based on elevated hemolysis and the presence of common symptoms associated with PNH. Additionally, Soliris has been granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a severe and life-threatening genetic ultra-rare disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. In September and November 2011, Soliris was approved by the FDA and EC, respectively, for the treatment of pediatric and adult patients with aHUS in the United States and Europe. In September 2013, the MHLW approved Soliris for the treatment of pediatric and adult patients with aHUS in Japan. In May 2014, the FDA approved conversion of Soliris accelerated approval in aHUS to regular approval for the treatment of adult and pediatric patients with aHUS to inhibit complement-mediated TMA. In April 2015, the EC approved an update to the EU label for Soliris treatment for patients with aHUS that included new efficacy data which specifies that longer-term treatment with Soliris is associated with a greater proportion of patients achieving clinically significant benefits, including complete TMA response and hematologic normalization, as well as the importance of sustained Soliris therapy. In addition, the FDA and EC have granted Soliris orphan drug designation for the treatment of patients with aHUS.
Strensiq (asfotase alfa)
Hypophosphatasia (HPP)
HPP is an ultra-rare genetic and progressive metabolic disease in which patients experience devastating effects on multiple systems of the body, leading to debilitating or life-threatening complications. HPP is characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities, as well as systemic complications such as profound muscle weakness, seizures, pain, and respiratory failure leading to premature death in infants.
Strensiq (asfotase alfa), a targeted enzyme replacement therapy, is the first and only approved therapy for patients with HPP, and is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. In July 2015, Japan’s MHLW approved Strensiq (asfotase alfa) for the treatment of patients with HPP. On September 1, 2015, Alexion announced that the EC granted marketing authorization for Strensiq (asfotase alfa) for the treatment of patients with pediatric-onset HPP. On October 23, 2015, we announced the FDA approved Strensiq for patients with perinatal-, infantile- and juvenile-onset HPP.
Kanuma (sebelipase alfa)
Lysosomal Acid Lipase Deficiency (LAL Deficiency or LAL-D)
LAL-D is a serious, life-threatening ultra-rare disease associated with premature mortality and significant morbidity. LAL-D is a chronic disease in which genetic mutations result in decreased activity of the LAL enzyme that leads to marked accumulation of lipids in vital organs, blood vessels, and other tissues, resulting in progressive and systemic organ damage including hepatic fibrosis, cirrhosis, liver failure, accelerated atherosclerosis, cardiovascular disease, and other devastating consequences.
Kanuma (sebelipase alfa), a recombinant form of the human LAL enzyme, is the only enzyme-replacement therapy that is approved treatment for patients with LAL-D. On September 1, 2015, Alexion announced that the European Commission granted marketing authorization of Kanuma (sebelipase alfa) for long-term enzyme replacement therapy in patients of all ages with LAL-D.
The FDA has accepted for review the BLA for Kanuma (sebelipase alfa) and granted the request for Priority Review. In addition, a New Drug Application (NDA) for Kanuma (sebelipase alfa) has been submitted to Japan’s MHLW. On September 4, 2015, the FDA extended the Prescription Drug User Fee Act (PDUFA) date for its Priority Review of the Company's Biologics License Application (BLA) for Kanuma (sebelipase alfa). The previously disclosed September 8, 2015 PDUFA date has been extended by the standard extension period of three months.

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
* Investigator Initiated Trial

Soliris (eculizumab)
Neurology
Myasthenia Gravis (MG)
MG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. We have completed enrollment of patients in a Phase III multinational, placebo-controlled registration trial of eculizumab in patients with refractory generalized MG, and dosing continues. The FDA, EC and MHLW have granted orphan drug designation for eculizumab as a treatment for patients with MG.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Antibody Mediated Rejection (AMR) in Presensitized Kidney Transplant Patients
AMR is the term used to describe a type of transplant rejection that occurs when the recipient has antibodies to the donor organ. Enrollment in a multi-national, multi-center controlled clinical trial of eculizumab in presensitized kidney transplant patients at elevated risk for AMR who received kidneys from deceased organ donors was completed in March 2013 and patient follow-up in the trial is continuing. In September 2013, researchers presented positive preliminary data from the eculizumab deceased-donor AMR kidney transplant study In May 2015, new data from the Phase II single-arm deceased-donor transplant trial of eculizumab in prevention of acute AMR was presented and was consistent with previous positive reports.
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

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. A proof-of-concept study in patients with an ultra-rare disorder, gastrointestinal graft versus host disease (GI-GVHD), is ongoing. The study is evaluating patients with GI-GVHD following bone marrow or hematopoietic stem cell transplant experience engrafted hematopoietic cells that attack host gastrointestinal tissues in the first 100 days post-transplant causing damage to the GI tract, liver and skin. In addition, enrollment has concluded in a Phase II proof-of-concept study in patients with non-criteria manifestations of anti-phospholipid syndrome (APS). APS is an ultra-rare autoimmune, hypercoagulable state caused by antiphospholipid antibodies.

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,204,070 through 2028. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During the third quarter 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at their existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $39,048 through 2019 with other third party manufacturers.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously announced, the FDA issued Form 483s in August 2014 and August 2015 relating to observations at ARIMF. The inspectional observations from the August 2015 letter have since been closed out by the FDA. The observations are inspectional and do not represent a final FDA determination of compliance. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland.  Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned fill/finish facility for Soliris and other clinical and commercial products. We are also constructing office, laboratory and packaging facilities on property in Dublin, Ireland, which we purchased in April 2014. In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, which is expected to be completed by 2020.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. We are currently assessing the method of adoption and the expected impact the new standard has on our financial position and results of operations.
In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. The standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and requires a retrospective method of adoption. We will adopt the provisions of the new standard for the balance sheet disclosures of debt issuance costs in 2016.
In September 2015, the FASB issued a new standard simplifying the accounting for measurement-period adjustments. The new standard eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.The standard is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a material impact on our financial condition or results of operations.
Results of Operations
Net Product Sales
The following table summarizes net product sales for the three and nine months ended September 30, 2015 and 2014:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Net product sales	$665,791	$555,146	$110,645	$1,902,107	$1,634,257	$267,850
Net product sales consist primarily of sales of Soliris.
In March 2014, we entered into an agreement with the French government which positively impacts prospective reimbursement of Soliris and also provides for reimbursement for shipments made in years prior to January 1, 2014. As a result of the agreement, in the first quarter of 2014, we recognized $87,830 of net product sales from Soliris in France relating to years prior to January 1, 2014.
Exclusive of the $87,830 recognized related to prior years, net product revenues increased by $110,645 and $355,680 for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. The components of this increase in revenues, are as follows:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Components of change:
Price	—%	1.0%
Volume	29.0%	30.0%
Foreign exchange	(9.0)%	(8.0)%
Total change in net product sales	20.0%	23.0%

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The increase in net product sales for the three and nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase in unit volumes of 29.0% due to increased physician demand globally for Soliris therapy for patients with PNH or aHUS during the respective periods.
Foreign exchange had a negative impact of 9.0% and 8.0% for the three and nine months ended September 30, 2015, as compared to the same period in 2014. The negative impact on foreign exchange of $49,430 and $119,828, or 9.0% and 8.0%, was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three and nine months ended September 30, 2015. The negative impact was primarily due to the weakening of the Euro, Japanese Yen and Russian Ruble. Offsetting the impact of the stronger dollar, we recorded a gain in revenue of $29,535 and $90,240 related to our foreign currency cash flow hedging program for the three and nine months ended September 30, 2015. We expect the strong dollar compared to other currencies, especially the Euro, Japanese Yen and Russian Ruble, to continue to have a negative impact on revenue in 2015 compared to 2014.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
The following table summarizes cost of sales the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of sales	$54,057	$51,858	$175,463	$124,423
Cost of sales as a percentage of net product sales	8.1%	9.3%	9.2%	7.6%
We recorded an expense of $24,352 in the first quarter of 2015 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq (asfotase alfa). The costs are comprised of raw materials, internal overhead and external production costs. We do not expect this expense will impact the clinical supply of inventory or the expected commercial launch of Strensiq (asfotase alfa) later in 2015, and we do not expect further material financial impact related to this campaign.
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
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 8.1% and 7.9% for the three and nine months ended September 30, 2015 and 9.3% and 8.2% for the three and nine months ended September 30, 2014.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Clinical development	$39,681	$28,254	$11,427	$102,547	$78,553	$23,994
Product development	40,981	17,758	23,223	90,150	42,939	47,211
Licensing agreements	—	—	—	114,250	101,925	12,325
Discovery research	13,056	3,388	9,668	28,122	8,318	19,804
Total external direct expenses	93,718	49,400	44,318	335,069	231,735	103,334
Payroll and benefits	62,487	45,112	17,375	154,806	133,611	21,195
Operating and occupancy	4,749	2,809	1,940	13,625	9,450	4,175
Depreciation and amortization	4,710	3,340	1,370	14,937	9,876	5,061
Total other R&D expenses	71,946	51,261	20,685	183,368	152,937	30,431
Research and development expense	$165,664	$100,661	$65,003	$518,437	$384,672	$133,765

For the three months ended September 30, 2015, the increase of $65,003 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $11,427 in external clinical development expenses related primarily to an expansion of studies within our ALXN1007 and sebelipase alfa clinical programs (see table below).

•
Increase of $23,223 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $9,668 in discovery research expenses primarily related to increases in external research expenses associated with our Moderna agreement and other external research fees.

•
Increase of $17,375 in R&D payroll and benefit expense related primarily to the additional headcount acquired as part of the Synageva acquisition in the second quarter of 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

For the nine months ended September 30, 2015, the increase of $133,765 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $23,994 in external clinical development expenses related primarily to an expansion of studies within our ALXN1007, eculizumab and sebelipase alfa clinical programs (see table below)

•
Increase of $47,211 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $12,325 in licensing agreements primarily due to the upfront payments of $112,000 in the first quarter of 2015 as compared to $100,000 in the first quarter of 2014.

•	Increase of $19,804 in discovery research expenses primarily related to increases in external research expenses associated with our Moderna agreement and other external research fees.

•
Increase of $21,195 in R&D payroll and benefit expense related primarily to the additional headcount acquired as part of the Synageva acquisition in the second quarter of 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
External direct expenses
Eculizumab	$18,296	$18,053	$243	$54,875	$50,526	$4,349
Asfotase alfa	5,203	5,491	(288)	14,885	14,838	47
cPMP	2,113	1,782	331	6,013	5,190	823
ALXN 1007	3,985	531	3,454	10,915	1,936	8,979
Sebelipase alfa	2,533	—	2,533	3,533	—	3,533
ALXN 1210	1,644	374	1,270	2,555	632	1,923
Other programs	4,542	984	3,558	5,403	2,392	3,011
Unallocated	1,365	1,039	326	4,368	3,039	1,329
	$39,681	$28,254	$11,427	$102,547	$78,553	$23,994
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Salary, benefits and other labor expense	$132,739	$102,672	$30,067	$405,476	$280,427	$125,049
External selling, general and administrative expense	79,781	54,993	24,788	215,543	166,006	49,537
Total selling, general and administrative expense	$212,520	$157,665	$54,855	$621,019	$446,433	$174,586
For the three months ended September 30, 2015, the increase of $54,855 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $30,067. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs related to our global commercial staff to support global expansion and product launches, including additional global commercial staff costs due to our acquisition of Synageva in the second quarter of 2015. The increase was also attributable to increases in payroll and benefits within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $24,788. The increase was primarily due to an increase in advertising costs to support the global launches of Strensiq and Kanuma and professional services to support the continuing growth of the company.

For the nine months ended September 30, 2015, the increase of $174,586 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•
Increase in salary, benefits and other labor expenses of $125,049. The increase was a result of increased headcount related to commercial development activities, including increases in payroll and benefits costs which includes additional stock-based compensation expense of $29,634 related to the acceleration of Alexion stock awards for former Synageva employees, as well as additional global commercial staff costs due to our acquisition of Synageva in the second quarter of 2015. The increase was also attributable to increases in payroll and benefits within our general and administrative functions to support our infrastructure growth as a global commercial entity.

•
Increase in external selling, general and administrative expenses of $49,537. The increase was primarily due to an increase in advertising costs to support the global launches of Strensiq and Kanuma and professional services to support the continuing growth of the company.

Acquisition-related Costs
Acquisition-related costs for the three and nine months ended September 30, 2015 and 2014 associated with our business combinations included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Transaction costs (1)	$—	$—	$26,799	$—
Integration costs	6,075	—	9,053	—
Changes in fair value of contingent consideration	29,684	8,303	45,707	10,254
	$35,759	$8,303	$81,559	$10,254

(1) Transaction costs include investment advisory, legal, and accounting fees

Transaction and integration costs for the three and nine months ended September 30, 2015 are due to the acquisition of Synageva.
The change in the fair value of contingent consideration during the for the three and nine months ended September 30, 2015 is primarily due to increases in probabilities associated with achieving certain regulatory and sales-based milestones related to Strensiq.
Restructuring Expenses
In conjunction with the acquisition of Synageva we recorded restructuring expenses of $3,149 and $13,470 related to employee costs for the three and nine months ended September, 2015, respectively.
In the fourth quarter of 2014, we announced plans to relocate our European headquarters from Lausanne, Switzerland to Zurich, Switzerland. The relocation of the European headquarters will support our operational needs based on growth in the European region. For the three and nine months ended September 30, 2015 we incurred additional restructuring expenses of $4,312 and $17,267, respectively.
We expect to pay all remaining accrued amounts related to these restructuring activities by the end of 2016.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2015	2014	Variance	2015	2014	Variance
Investment income	$1,967	$2,250	$(283)	$7,077	$6,177	$900
Interest expense	(19,971)	(655)	(19,316)	(24,593)	(2,433)	(22,160)
Foreign currency gain (loss)	2,795	(2,045)	4,840	1,755	(1,989)	3,744
Total other income and expense	$(15,209)	$(450)	$(14,759)	$(15,761)	$1,755	$(17,516)
Interest expense increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due to the issuance of new debt in connection with the acquisition of Synageva in June 2015.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Income Taxes
During the three and nine months ended September 30, 2015, we recorded an income tax provision of $323,116 and $345,815 and an effective tax rate of 231.9% and 81.6%, compared to an income tax provision of $58,478 and $163,186 and an effective tax rate of 24.8% and 24.5% for the three and nine months ended September 30, 2014. We expect to continue to benefit from a reduced tax rate compared to periods prior to January 1, 2014 as a result of centralizing our global supply chain and technical operations in Ireland in the fourth quarter of 2013.
The tax provision for the three and nine months ended September 30, 2015 and 2014 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. In connection with the integration of the Synageva business with and into the Alexion business, we incurred a one-time tax expense of $315,569. This tax expense is attributable to the change in our deferred tax liability associated with the outside basis difference related to the movement of assets into our captive foreign partnership. Additionally, reflected in the tax provision for the three and nine months ended September 30, 2015 are the benefits realized in connection with our acquisition of Synageva. These benefits include current year operating losses.
We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	$ Variance
Cash and cash equivalents	$1,163,281	$943,999	$219,282
Marketable securities	$295,211	$1,017,567	$(722,356)
Long-term debt (includes current portion)	$3,500,000	$57,500	$3,442,500

Current assets	$2,480,219	$2,796,029	$(315,810)
Current liabilities	766,860	606,740	160,120
Working capital	$1,713,359	$2,189,289	$(475,930)

The net decrease in cash and cash equivalents and marketable securities was primarily attributable to payments related to the acquisition of Synageva, offset by cash provided by operating activities. The increase in long-term debt is due to borrowing under the new term loan facility to finance the Synageva acquisition.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At September 30, 2015, three individual customers accounted for an aggregate of 47% of the accounts receivable balance, with individual customers ranging from 13% to 21% of the accounts receivable balance. At December 31, 2014, four individual customers accounted for an aggregate of 58% of the accounts receivable balance, with individual customers ranging from 10% to 23% of the accounts receivable balance. Two customers accounted for 17% and 10% of our product sales for the three months ended September 30, 2015 and

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

18% and 10% of our product sales for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, one customer accounted for 18% of our product sales.
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
We manage our foreign currency exposure within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk mitigation purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2015, we have foreign exchange forward contracts with notional amounts totaling $2,139,097. These outstanding foreign exchange forward contracts had a net fair value of $139,227, of which an unrealized gain of $148,725 is included in other assets, offset by an unrealized loss of $9,498 included in other liabilities. The counterparties to these foreign exchange forward contracts are large multinational commercial banks, and we believe the risk of nonperformance is not material.
At September 30, 2015, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts and long term debt. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for some of our business combinations include contingent payments totaling up to $826,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $511,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We made $50,000 of milestone payments in the third quarter 2015. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make any milestone payments related to our purchase agreements.  As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. As of September 30, 2015, we recorded a construction-in-process asset of $203,494, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $130,254 associated with the new facility.
In addition, as of September 30, 2015, we recorded a construction-in-process asset of $17,030 and an offsetting facility lease obligation of $15,990 for a separate build-to-suit lease associated with a supply agreement with our third party manufacturer, Lonza.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $19,000.
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
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under the term loan facility and $200,000 under the revolving facility, and we used our available cash for the remaining cash consideration. In June 2015, we repaid the revolving facility in full. As of September 30, 2015, we had $3,500,000 outstanding on the term loan. As of September 30, 2015, we had open letters of credit of $5,710, and our borrowing availability under the revolving facility was $494,290.
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
We have various agreements with Lonza, including a new long term supply agreement entered into during the third quarter 2015, with remaining total non-cancellable commitments of approximately $1,204,070 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition, we have non-cancellable commitments of approximately $39,048 through 2019 with other third party manufacturers.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

partnership. To the extent that our U.S. parent company receives its allocation of partnership taxable income, the amounts will be taxable in the U.S. and therefore the permanent reinvestment assertion will no longer apply.

We do not have any present or anticipated future need for cash help by our CFCs. Our captive foreign partnership allows for repatriation of foreign cash on a tax free basis to the extent of the partnership income had been previously taxed in the U.S. Thus, if there is insufficient liquidity in the U.S., we have the ability to repatriate foreign cash in a manner that does not impact our permanent reinvestment assertion. At September 30, 2015, approximately $691,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. Due to the liability position of our foreign subsidiaries, these subsidiaries will repay any outstanding intercompany debt, prior to having excess cash available which could be used to repatriate to our entities in the United States. While our expectation is that all future undistributed earnings of our CFCs will be permanently reinvested, there could be certain unforeseen future events that could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
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
During the nine months ended September 30, 2015 and 2014, we repurchased 1,022 and 1,789 shares of our common stock at a cost of $175,383 and $283,148, respectively. As previously disclosed, the Company did not repurchase any shares during the pendency of the Synageva acquisition and the Company began repurchasing shares in the third quarter 2015. Subsequent to September 30, 2015, we repurchased 776 shares of our common stock under our repurchase program at a cost of $123,311. As of November 2, 2015, there is a total of $784,869 remaining for repurchases under the repurchase program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,		$
	2015	2014	Variance
Net cash provided by operating activities	$484,342	$356,616	$127,726
Net cash used in investing activities	(3,423,583)	(165,690)	(3,257,893)
Net cash provided by financing activities	3,166,387	37,238	3,129,149
Effect of exchange rate changes on cash	(7,864)	(5,857)	(2,007)
Net change in cash and cash equivalents	$219,282	$222,307	$(3,025)
The change in cash and cash equivalents was attributable to proceeds of $3,700,000 from our new term loan and revolving credit facility, proceeds from the maturity or sale of available-for-sale securities, and cash generated from operations. These increases in cash were offset by the cash payment of $3,939,307 related to the acquisition of Synageva, repayments against outstanding loans, repurchases of treasury stock, purchases of marketable securities, and purchases of property, plant and equipment.

Operating Activities
The components of cash flows from operating activities, as reported in our condensed consolidated statements of cash flows, are as follows:

•
Our net income was $77,781 and $503,580 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we recorded expense of $112,000 for upfront payments associated with license agreements we entered into with third parties and acquisition-related costs of $35,852 associated with the acquisition of Synageva. During the nine months ended September 30, 2014, we recorded expense of $100,000 for an upfront payment related to an option agreement we entered into with Moderna Therapeutics, Inc.

•
Non-cash items included depreciation and amortization, impairment of intangible assets, change in fair value of contingent consideration, share-based compensation expense, premium amortization of available-for-sale

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

securities, unrealized foreign currency gains, and deferred taxes, and were increases (decreases) to reconcile net income to net cash flows from operating activities of $664,270 and $(17,438) for the nine months ended September 30, 2015 and 2014, respectively.

•
Non-cash items also included $76,291 and $(286,325) of changes in windfall tax benefits for the nine months ended September 30, 2015 and 2014, respectively. The windfall tax benefit was significantly higher for the nine months ended September 30, 2014 due to an increased level of stock option exercises.

•
Net cash (outflow) inflow due to changes in operating assets and liabilities was $(334,000) and $156,799 for the nine months ended September 30, 2015 and 2014, respectively. The $(334,000) change in operating assets and liabilities for the nine months ended September 30, 2015 primarily relates to:

•	Increase in accounts receivable of $90,952 due primarily to increasing revenue.

•	Increase of $80,015 in prepaid expenses and other assets primarily related to increases in prepaid manufacturing costs.

•
Decrease of $147,108 in accounts payable, accrued expenses and other liabilities primarily related to decreases in accrued income taxes and accrued production costs, offset by increases in accrued clinical costs, accrued distribution fees and trade accounts payable.

Investing Activities
The components of cash flows from investing activities consisted of the following:

•
Purchases of available-for-sale marketable securities of $372,537 and $451,842 for the nine months ended September 30, 2015 and 2014, respectively, offset by proceeds from the maturity or sale of available-for-sale marketable securities of $1,092,968 and $398,071, respectively, during the same periods.

•	Additions to property, plant and equipment of $206,224 and $83,879 for the nine months ended September 30, 2015 and 2014, respectively.

•	Payment of $3,939,307 for the nine months ended September 30, 2015 related to the Synageva acquisition.
Financing Activities
Net cash flows from financing activities reflected proceeds from the exercise of stock options of $50,824 and $77,680 for the nine months ended September 30, 2015 and 2014, respectively. Net cash flows for the nine months ended September 30, 2015 and 2014 also include $(76,291) and $286,325, respectively, related to changes in excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits.
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under our new term loan facility and $200,000 under our new revolving credit facility, and incurred debt issuance costs of $45,492. In June 2015, we repaid the revolving facility in full. In addition, in conjunction with our new financing, all outstanding borrowings under our prior credit agreement were repaid in the second quarter of 2015. As of September 30, 2015, we had $3,500,000 outstanding on the term loan and zero outstanding on the revolver.
During the nine months ended September 30, 2015 and 2014, we repurchased $175,383 and $283,148 worth of shares of our common stock under our repurchase programs.
During the third quarter 2015, we received $26,000 of grants and forgivable loans from the State of Connecticut Department of Economic and Community Development in connection with the ongoing construction of facilities in New Haven, Connecticut. In addition, during the nine months ended September 30, 2015, we paid $50,000 of milestone payments associated with business combinations completed in prior years.
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
(amounts in thousands, except percentages)
Interest Rate Risk
As of September 30, 2015, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates increase. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the length of time-to-maturity of our investments. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(4,388) and $3,664, respectively.
In June 2015, we entered into the Credit Agreement with interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case depending upon our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement). Changes in interest rates related to the Credit Agreement could have a material effect on our financial statements. As of September 30, 2015, we had approximately $3,500,000 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $35,000.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies.  Approximately 52% and 53% of our net product sales were denominated in foreign currencies during for the three and nine months ended September 30, 2015, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time.  In certain foreign countries, we may sell in U.S. Dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact us in the future.
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
As of September 30, 2015 and December 31, 2014, we held foreign exchange forward contracts with notional amounts totaling $2,139,097 and $1,748,931, respectively. The increase in outstanding foreign exchange forward contracts resulted primarily from increases in forecasted revenues and, for certain currencies, extended duration of hedges. As of September 30, 2015 and December 31, 2014, our outstanding foreign exchange forward contracts had a net fair value of $139,227 and $135,166, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at September 30, 2015, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $171,549 at September 30, 2015. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. Given the ongoing nature of these investigations, management does not currently believe a loss related to these matters is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

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
Currently, our ability to generate revenues depend on the commercial success of Soliris and whether physicians, patients and health care payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the United States in 2007, essentially all of our revenue has been attributed to sales of Soliris. In 2015, we received marketing approval in the United States, the European Union and Japan, of our second marketed product, Strensiq, for the treatment of HPP. We also received marketing approval in 2015 in the European Union for our third product, Kanuma, for the treatment of LAL-D. However, we anticipate that Soliris product sales will continue to contribute a significant percentage of our total revenue over the next several years.
The commercial success of Soliris and our ability to generate and increase revenues depends on several factors, and is subject to risks and uncertainties, discussed in more detail below, including reimbursement, pricing, safety, and manufacturing risks.
Our future commercial success depends on gaining regulatory approval for Strensiq and Kanuma in additional territories, obtaining approvals for Soliris for additional indications, and bringing our product candidates to market.
The testing, manufacturing and marketing of our products require regulatory approvals, including approval from the FDA and other regulatory agencies in other countries. Our future revenues would be adversely affected if we are delayed or do not obtain the necessary regulatory approvals in the U.S. or other countries for Strensiq, Kanuma, or our products in development, including Soliris for additional indications.

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
The commercial success of our products and our ability to generate and increase revenues will depend on several factors, including the following:

•	receipt of marketing approvals in new territories, and the maintenance of marketing approvals for Soliris, Strensiq and Kanuma in territories where approvals are already obtained;

•	our ability to obtain sufficient coverage or reimbursement by government or third-party payers and our ability to maintain coverage or reimbursement at anticipated levels;

•	establishment and maintenance of our commercial manufacturing capabilities ourselves or through third-party manufacturers;

•	the number of patients with PNH, aHUS, HPP, and LAL-D and the number of those patients who are diagnosed and identified to us;

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
If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products from government health administration authorities, private health insurers and other organizations, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.
We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Soliris is significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford its cost. Our future revenues and profitability will be adversely affected if we cannot depend on governmental payers, such as Medicare and Medicaid in the United States or country specific governmental organizations in foreign countries, and private third-party payers to defray the cost of Soliris or our other products to patients. These entities may refuse to provide coverage and reimbursement, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms. In any such case, our pricing or reimbursement for our products may be affected and our product sales, results of operations or financial condition could be harmed.

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
Reimbursement sources are different in each country and in each country may include a combination of distinct potential payers, including private insurance and governmental payers. For example, the European Union member states' authorities may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and adopt additional measures to control the prices of medicinal products for human use. This includes the use of reference pricing and Health Technology Assessment (HTA). HTA is the procedure according to which the assessment is conducted of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. These elements of medicinal products are compared with other treatment options available on the market. The national authorities of some European Union member states may from time to time approve a specific price for the medicinal product. Others may adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the national market. Some countries have and others may seek to impose limits on the aggregate reimbursement for Soliris or for the use of Soliris for certain indications. In such cases, our commercial operations in such countries and our results of operations and our business are and may be adversely affected. Our results of operations may suffer if we are unable to successfully and timely conclude reimbursement, price approval or funding processes and market our products in such foreign countries or if coverage and reimbursement is limited or reduced. If we are not able to obtain coverage, pricing or reimbursement on terms acceptable to us or at all, or if such terms should change in any foreign countries, we may not be able to or we may determine not to sell our products in such countries, or we could decide to sell our products at a lower than anticipated price in such countries, and our revenues may be adversely affected as a result.
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, or both indications.
Changes in pricing or the amount of reimbursement in countries where we currently commercialize our products may also reduce our profitability and worsen our financial condition. In the United States, the European Union member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce health care costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers in the United States and the European Union member states are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs.
A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may have a material adverse effect on our business. See additional discussion below under the headings "Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy and Government initiatives that affect coverage and reimbursement of drug products may impact our business in ways that we cannot currently predict and these changes could adversely affect our business and financial condition" and "The credit and financial market conditions may aggravate certain risks affecting our business." In addition, certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. If coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories.
Many third-party payers cover only selected drugs, making drugs that are not preferred by such payer less accessible or more expensive for patients, and often require prior authorization or failure on another type of treatment before covering a particular drug. Third-party payers may be especially likely to impose these obstacles to coverage for higher-priced drugs such as Soliris.
Payers in the U.S. also are increasingly considering metrics as the basis for reimbursement rates, such as average sales price (ASP), average manufacturer price, and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare and Medicaid Services (CMS), the federal agency that administers Medicare and the Medicaid Drug Rebate Program, has begun posting drafts of this retail survey price information on at least a monthly basis in the form of draft National Average Drug Acquisition Cost (NADAC) files, which reflect retail community pharmacy invoice costs, and National Average Retail Price (NARP) files, which reflect retail community pharmacy prices to consumers. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payers to cover Soliris.
Even in countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing Soliris. We have financially supported non-profit organizations which assist patients in accessing treatment for PNH and aHUS, including Soliris. Such organizations assist patients whose insurance coverage imposes prohibitive co-payment amounts or other expensive financial obligations. Such organizations' ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided our products without charge to patients who have no insurance coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.
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
We cannot be certain that our products will maintain market acceptance in a particular country among physicians, patients, health care payers, and others. Although we have received regulatory approval of our products in certain territories, such approvals do not guarantee future revenue. We cannot predict whether physicians, other health care providers, government agencies or private insurers will determine or continue to accept that our products are safe and therapeutically effective relative to its cost. Physicians' willingness to prescribe, and patients' willingness to accept, our products, depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, the timing of the market introduction of competitive drugs, lower demonstrated clinical safety and efficacy compared to other drugs, perceived lack of cost-effectiveness, pricing and lack of availability of reimbursement from third-party payers, convenience and ease of administration, effectiveness of our marketing strategy, publicity concerning the product, our other product candidates or competing products, and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of physicians to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that medical doctors have determined not to continue Soliris treatment for some patients with aHUS.
Health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our drug products may be subject to payer-driven restrictions. In addition, in some foreign countries, the proposed pricing for a drug must be approved before it will be made available to patients. The requirements governing drug pricing vary widely from country to country. For example, European Union member states may restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. A European Union member state may approve a specific price or level of reimbursement for the medicinal product, or it may instead adopt a system of restricted access, or direct or indirect controls on the profitability of the company placing the medicinal product on the market. The reimbursement or budget identified by a government or non-government payer for our products, including Soliris in a new indication, if obtained, may be adversely affected by the reimbursement or budget for Soliris in previously approved indications and/or adversely affect the reimbursement or budget for Soliris in such previously approved indication by that payer.
If our products fail to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell it successfully in such country, which would limit our ability to generate revenue and could harm our overall business.

If we or any third party manufacturer or provider fails to provide sufficient quantities of our products or our product candidates, we could experience product shortages, commercialization of our products may be stopped or delayed, our clinical trials could be disrupted or regulatory approvals could be delayed.
We depend on a very limited number of third party providers for the manufacture and supply of our products and our product candidates. The manufacture of our products and our product candidates is difficult, requiring a multi-step controlled process and even minor problems or deviations could result in defects or failures. Manufacture of Soliris, Strensiq and Kanuma is highly technical, and only a small number of companies have the ability and capacity to manufacture our products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our products despite our and their efforts. In addition, we cannot be certain that any third party will be able or willing to honor the terms of its agreement, including any obligations to manufacture our products in accordance with regulatory requirements and to our quality specifications and volume requirements.
We cannot be certain that we or our third party providers will be able to perform uninterrupted supply chain services. The failure to manufacture appropriate supplies of our products, on a timely basis, or at all, may prevent or interrupt commercialization. If we or our third party providers were unable to manufacture our products for any period for any reason, including due to the loss of approvals, or if we or our third party providers do not obtain approval for the manufacturing of our products in the respective facility by the applicable regulatory agencies, we may incur substantial loss of sales. See also our Risk Factor "If we or our contract manufacturers fail to comply with United States and foreign regulations, we or our manufacturers could lose our approvals to market our products or our product candidates, and our business would be seriously harmed." We may also lose any redundancy in our manufacturing capabilities if we are no longer able to perform operations at ARIMF or any other facility. The failure to manufacture appropriate supplies of our product candidates, on a timely basis, or at all, may prevent or interrupt clinical development of our products. If we are forced to find an alternative supplier or other third party providers, in addition to loss of sales and disruption to patients, we may also incur significant costs and experience significant delay in establishing a new arrangement.
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
We expect that the demand for Soliris will increase. We may underestimate demand, or experience product interruptions at ARIMF or a facility of a third party provider, including as a result of risks and uncertainties described in this report. If we or our third party providers do not manufacture sufficient quantities of our products to satisfy demand, our business will be materially harmed.
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
If we or our contract manufacturers fail to comply with United States and foreign regulations, we or our manufacturers could lose our approvals to market our products or our product candidates, and our business would be seriously harmed.
We cannot guarantee that we will be able to maintain our regulatory approvals for our products. If we do not maintain our regulatory approvals, the value of our company and our results of operations will be materially harmed. We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the European Union member states, and MHLW. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us. For example, in March 2013, we received the Warning Letter from the FDA relating to compliance with cGMP at ARIMF. We also previously announced that we received a Form 483 in 2014 and 2015 following FDA inspections at ARIMF. If we do not resolve outstanding concerns expressed by the FDA in the Warning Letter and the Form 483s to the satisfaction of the FDA, EMA or any other regulatory agency, or we or our third-party providers, including our product fill/finish providers, packagers and labelers, fail to comply fully with applicable regulations then we may be required to initiate a recall or withdrawal of our products.
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
 Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EMA, the competent authorities of the European Union member states, the MHLW or other agencies, including without limitation, failures or delays in resolving the concerns raised by the FDA in the Warning Letter, could result in:

•	a product recall;

•	a product withdrawal;

•	significant administrative and judicial sanctions, including, warning letters or untitled letters;

•	significant fines and other civil penalties;

•	suspension, variation or withdrawal of a previously granted approval for Soliris;

•	interruption of production;

•	operating restrictions, such as a shutdown of production facilities or production lines, or new manufacturing requirements;

•	suspension of ongoing clinical trials;

•	delays in approving or refusal to approve our products including pending Biologics License Applications (BLAs) or BLA supplements for our products or a facility that manufactures our products;

•	seizing or detaining product;

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
We tested our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. Our products treat ultra-rare diseases. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, that began in May 2011. We do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
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
Clinical evaluations of outcomes in the post-marketing setting are required to be reported to appropriate regulatory agencies in accordance with relevant regulations. Determination of significant complications associated with the delay or discontinuation of our products could have a material adverse effect on our ability to sell our products.
If we are unable to establish and maintain effective sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully commercialize our products.
We are marketing and selling our products ourselves in the United States, Europe, Japan and several other territories. With the acquisition of Synageva, we are launching two products in 2015, which would be the second and third new product launches in Alexion's history. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell our products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales. We cannot guarantee that we will be successful in commercializing any of our products.
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
 Although physicians in the United States are permitted to, based on their medical judgment, prescribe products for indications other than those cleared or approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. In the United States, we market Soliris and Strensiq and provide promotional materials and training programs to physicians regarding the use of Soliris for PNH and aHUS and Strensiq for HPP. Although we believe our marketing materials and training programs for physicians do not constitute off-label promotion, the FDA, the U.S. Justice Department, or other federal or state government agencies may disagree. If the FDA or other government agencies determine that our promotional materials, training or other activities constitute off-label promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal or state enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds. Even if it is later determined we are not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our position and have to divert significant management resources from other matters.
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
As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations.
Any determination that our operations or activities are not, or were not, in compliance with existing United States or foreign laws or regulations, including by the SEC or DOJ pursuant to its investigation of our compliance with the FCPA and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, interruptions of business, debarment from government contracts, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on its reputation, business, results of operations or financial condition. Cooperating with and responding to the SEC and the DOJ in connection with its investigation of our FCPA practices and other matters, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
If we are unable to obtain regulatory approvals to market one or more of our product candidates, our business may be adversely affected.
We currently market and sell three products in various territories. Two products received marketing approvals in 2015. Although we are preparing for commercial launches of Strensiq and Kanuma in additional territories, we do not know when or if these products will be approved by any regulatory agency, or available for sale. The FDA has accepted for review the BLA for Kanuma. While the FDA accepted the application, we cannot predict how long the approval process will take or when we will receive approval of Kanuma in the U.S., if at all. All of our product candidates except Soliris, asfotase alfa, and sebelipase alfa are in early stages of development, and we do not expect our early stage product candidates to be commercially available for several years, if at all. We do not know when or if our other product candidates will be approved. Unfavorable clinical trial results, failure to comply with regulatory requirements, resolve pending concerns described in the Warning Letter, and inadequate manufacturing processes are examples of problems that could prevent approval. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the FDA policy. Even if the FDA approves a product, the approval will be limited to those indications covered in the approval.
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
Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the design or results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Data that we believe is highly clinically significant, including the results of our HPP and LAL-D trials, could be interpreted differently by the FDA or other regulatory agencies. The results generated in clinical studies of Strensiq and Kanuma which we believe to be positive, do not ensure that the products will be approved and the FDA or other regulatory agency could require additional preclinical or clinical data. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, our company could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint, such as the Phase II Soliris trial for AMR that we announced in January 2015, generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.
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
Our ability to generate product revenues from Synageva will depend heavily on the successful development and eventual commercialization of Kanuma. Although Kanuma met the pre-specified primary and six secondary endpoints in the Phase 3 clinical trial for children and adults, potential regulatory approval could be limited to the treatment of LAL-D only in infants, and that would represent a small portion of the total LAL-D patient population. The results of clinical trials may not prove sufficient to satisfy the FDA, or any other regulatory agency, or result in a restricted product label that could negatively impact commercialization. We may need to conduct additional clinical trials at significant delay and cost or abandon development of altogether.
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
Until the quarter ended June 30, 2008, we had never been profitable since we were incorporated in January 1992. We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we cannot guarantee that we will be able to generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. Even if we do achieve profitability in any subsequent quarters, we may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our revenue growth in recent periods as indicative of our future performance. Our revenue in future periods could decline. We may make errors in predicting and reacting to relevant business trends or our business may be subject to factors beyond our control, which could harm our operations. Since we began our business, we have focused on research and development of product candidates. We cannot guarantee that we will be successful in marketing and selling our products on a continued basis in countries or regions where we have obtained marketing approval, and we do not know when we will have our products available for sale in territories where we have applied or will apply for marketing approval, if ever. We incurred significant debt to finance the acquisition of Synageva and as we advance our most robust pipeline in our history and prepare to launch our second and third products worldwide, we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities in the United States and abroad. The achievement of our financial goals, including the extent of our future profitability, depends on many factors, including our ability to successfully market Soliris, Strensiq and Kanuma, our ability to obtain regulatory, pricing, coverage, and reimbursement approvals of our products candidates, our ability to successfully market our products in additional territories, our ability to successfully manufacture and commercialize our product candidates and our ability to successfully bring our other product candidates to the major commercial markets throughout the world.
If our competitors get to the marketplace before we do, or with better or less expensive drugs, it may not be profitable to continue to produce Soliris and our product candidates.
The FDA, EC and the MHLW granted orphan drug designation for Soliris in the treatment of PNH and the FDA and EC granted orphan drug designation for aHUS. Orphan drug status entitles Soliris to market exclusivity for a total of seven years in the United States and for ten years in the European Union and Japan. However, if a competitive product that is the same as or similar to Soliris, for example, as defined under the applicable regulations, is shown to be clinically superior to Soliris in the treatment of PNH or aHUS, or if a competitive product is different from Soliris, as defined under the applicable regulations, the orphan drug exclusivity we have obtained may not block the approval of such competitive product. Several biotechnology and pharmaceutical companies throughout the world have programs to develop complement inhibitor therapies or have publicly announced their intentions to develop drugs which target the inflammatory effects of complement in the immune system. We are also aware of companies that have initiated or are planning to initiate clinical studies for the treatment of diseases that we are also targeting. Pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs and these companies may introduce products that are competitive with ours. These and other companies, many of which have significantly greater resources than us, may develop, manufacture, and market better or cheaper drugs than our products or our product candidates. They may establish themselves in the marketplace before us for Soliris for other indications or for any of our other product candidates. Other pharmaceutical companies also compete with us to attract academic research institutions as drug development partners, including for licensing these institutions' proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we will be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
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
In June 2015, we acquired Synageva and used a substantial portion of our cash on hand and incurred $3.7 billion of debt under the terms of a senior secured credit facility to finance the acquisition. We also issued approximately issued approximately 26.1 million shares of common stock to finance the acquisition. In addition, the definitive agreements for the Enobia, Taligen and Orphatec acquisitions include contingent payments totaling $420,000, $367,000 and $39,000, respectively, if and when certain development and commercial milestones are achieved. Our consolidated indebtedness after giving effect to the Synageva acquisition is approximately $3.5 billion. Our substantially increased indebtedness, and the demands on our cash resources, following completion of the acquisition could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our interest expense. Our indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower indebtedness levels. If we do not achieve the expected benefits and cost savings from the acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service its indebtedness may be adversely impacted.
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
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.
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
PPACA contains several provisions that have or could potentially impact our business. PPACA made significant changes to the Medicaid Drug Rebate Program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, PPACA increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, PPACA and subsequent legislation changed the definition of average manufacturer price. Finally, PPACA requires pharmaceutical manufacturers of branded prescription drugs, such as Soliris, to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Sales of "orphan drugs"-those designated under section 526 of the FDCA, are excluded from this fee as long as no non-orphan indications have been approved for the orphan drug.
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
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. European Union member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive, as implemented into national laws by the EU member states, imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states may interpret the EU Data Protection Directive and national laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. The EU Data Protection Directive prohibits the transfer of personal data to countries outside of the EU member states that are not considered by the European Commission to provide an adequate level of data protection. These countries include the United States. Any failure to comply with the rules arising from the EU Data Protection Directive and related national laws of European Union member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. In October 2015, the Court of Justice of the European Union invalidated the U.S.-European Safe Harbor Framework. Alexion relied upon the Safe Harbor Framework for data transfers and we are evaluating alternatives, however, we cannot guarantee that the mechanisms we put in place will satisfy data protection authorities or ensure compliance with existing requirements.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2015	—	$—	—	$1,000,000
August 1-31, 2015	114	$171.02	114	$980,516
September 1-30, 2015	442	$163.81	442	$908,180
Total	556	$165.29	556
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
Subsequent to September 30, 2015, we repurchased 776 shares of our common stock under our repurchase program at a cost of $123,311. As of November 2, 2015, there is a total of $784,869 remaining for repurchases under the repurchase program.

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David Hallal
Date: November 2, 2015		David Hallal Chief Executive Officer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: November 2, 2015		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)