Form 10-Q
period 2016-03-31
ALEXION PHARMACEUTICALS INC
filed 2016-04-29
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	224,020,164
Class	Outstanding as of April 26, 2016

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$710,198	$1,010,111
Marketable securities	317,354	374,904
Trade accounts receivable, net	586,249	532,832
Inventories	293,962	289,874
Prepaid expenses and other current assets	219,746	208,993
Total current assets	2,127,509	2,416,714
Property, plant and equipment, net	749,295	697,025
Intangible assets, net	4,627,817	4,707,914
Goodwill	5,049,321	5,047,885
Other assets	248,503	228,343
Total assets	$12,802,445	$13,097,881
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$42,897	$57,360
Accrued expenses	359,077	403,348
Deferred revenue	78,416	20,504
Current portion of long-term debt	35,358	166,365
Other current liabilities	87,865	62,038
Total current liabilities	603,613	709,615
Long-term debt, less current portion	3,212,772	3,254,536
Contingent consideration	107,085	121,424
Facility lease obligation	172,970	151,307
Deferred tax liabilities	535,910	528,990
Other liabilities	107,818	73,393
Total liabilities	4,740,168	4,839,265
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $.0001 par value; 290,000 shares authorized; 231,136 and 230,498 shares issued at March 31, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	7,793,056	7,726,560
Treasury stock, at cost, 6,934 and 4,851 shares at March 31, 2016 and December 31, 2015, respectively	(1,007,178)	(710,663)
Accumulated other comprehensive income	3,815	62,301
Retained earnings	1,272,561	1,180,395
Total stockholders' equity	8,062,277	8,258,616
Total liabilities and stockholders' equity	$12,802,445	$13,097,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
Net product sales	$700,425	$600,333
Other revenue	613	—
Total revenues	701,038	600,333
Cost of sales	58,986	69,399
Operating expenses:
Research and development	176,290	221,080
Selling, general and administrative	232,561	187,116
Amortization of purchased intangible assets	80,094	—
Change in fair value of contingent consideration	(14,800)	11,979
Acquisition-related costs	1,339	—
Restructuring expenses	722	7,052
Total operating expenses	476,206	427,227
Operating income	165,846	103,707
Other income and expense:
Investment income	1,551	2,884
Interest expense	(23,890)	(651)
Foreign currency gain	91	1,005
Income before income taxes	143,598	106,945
Income tax provision	51,432	15,622
Net income	$92,166	$91,323
Earnings per common share
Basic	$0.41	$0.46
Diluted	$0.41	$0.45
Shares used in computing earnings per common share
Basic	225,060	199,361
Diluted	226,873	202,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2016	2015
Net income	$92,166	$91,323
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,996	(5,388)
Unrealized gains on marketable securities	1,498	1,057
Unrealized gains (losses) on pension obligation	2,121	(252)
Unrealized (losses) gains on hedging activities, net of tax of $(35,650), and $38,175, respectively	(64,101)	67,287
Other comprehensive (loss) income, net of tax	(58,486)	62,704
Comprehensive income	$33,680	$154,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$92,166	$91,323
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	96,783	10,578
Change in fair value of contingent consideration	(14,800)	11,979
Share-based compensation expense	56,889	42,797
Premium amortization of available-for-sale securities	515	3,178
Deferred taxes	29,332	(24,823)
Change in excess tax benefit from stock options	(5,917)	(52,521)
Unrealized foreign currency gain	(13,762)	(3,916)
Unrealized loss (gain) on forward contracts	17,098	(434)
Other	609	7,377
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(37,287)	(58,918)
Inventories	(3,838)	2,626
Prepaid expenses and other assets	(65,216)	(38,980)
Accounts payable, accrued expenses and other liabilities	(42,460)	(13,659)
Deferred revenue	57,872	46,427
Net cash provided by operating activities	167,984	23,034
Cash flows from investing activities:
Purchases of available-for-sale securities	(207,996)	(166,319)
Proceeds from maturity or sale of available-for-sale securities	269,495	176,256
Purchases of trading securities	(3,042)	(2,236)
Purchases of property, plant and equipment	(64,204)	(57,075)
Other	82	951
Net cash used in investing activities	(5,665)	(48,423)
Cash flows from financing activities:
Payments on term loan	(175,000)	(12,000)
Change in excess tax benefit from stock options	5,917	52,521
Repurchase of common stock	(296,515)	(60,026)
Net proceeds from issuance of common stock under share-based compensation arrangements	3,433	24,882
Other	(4,092)	(303)
Net cash (used in) provided by financing activities	(466,257)	5,074
Effect of exchange rate changes on cash	4,025	(6,870)
Net change in cash and cash equivalents	(299,913)	(27,185)
Cash and cash equivalents at beginning of period	1,010,111	943,999
Cash and cash equivalents at end of period	$710,198	$916,814

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$25,647	$7,813
Accrued expenses for purchases of property, plant and equipment	$24,840	$11,436
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
In our complement franchise, Soliris® (eculizumab) is the first and only therapeutic approved for patients with either paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, or atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. PNH and aHUS are two severe and ultra-rare disorders resulting from chronic uncontrolled activation of the complement component of the immune system.
In our metabolic franchise, we market Strensiq® (asfotase alfa) for the treatment of patients with hypophosphatasia (HPP) and Kanuma® (sebelipase alfa) for the treatment of patients with lysosomal acid lipase deficiency (LAL-D). HPP is a genetic ultra-rare disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the LAL enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. We have adopted the provisions of this standard in the first quarter 2016 and reclassified $8,635 of deferred financing costs from other current assets to the current portion of long term debt and $26,714 other non current assets to the long-term debt, less current portion in our consolidated balance sheets as of December 31, 2015.
In April 2015, the FASB issued a new standard clarifying the accounting for a customer's fees paid in a cloud computing arrangement. Under this standard, if a cloud computing arrangement includes a software license, the customer would account for the software license consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer would account for the arrangement as a service contract. We adopted the provisions of this standard in the first quarter 2016. The adoption did not have a material effect on our financial condition or results of operations.
In February 2016, the FASB issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
In March 2016, the FASB issued a new standard simplifying aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

3.	Acquisitions
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
On June 22, 2015, we completed the acquisition of Synageva, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Synageva were recorded as of the acquisition date at their respective fair values. Synageva's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition furthers our objective to develop and commercialize life-transforming therapies to an increasing number of patients with devastating and rare diseases. Synageva's lead product candidate, Kanuma.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Cash	$626,217
Inventory	23,880
In-process research and development (IPR&D)	4,236,000
Deferred tax liabilities, net	(171,638)
Other assets and liabilities	(26,373)
Net assets acquired	4,688,086
Goodwill	4,795,248
Total purchase price	$9,483,334
Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The areas of these preliminary estimates that are not yet finalized relate primarily to tax-related items and potential contingent liabilities.
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
Intangible assets associated with IPR&D projects primarily relate to Synageva's lead product candidate, Kanuma. The estimated fair value of IPR&D assets of $4,236,000 was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Synageva of 10%, which represents a rate of return that a market participant would expect for these assets.
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
We recorded a net deferred tax liability of $171,638. This amount was primarily comprised of $602,887 of deferred tax liabilities related to the IPR&D and inventory acquired, offset by $431,249 of deferred tax assets related to net operating loss carryforwards (NOLs), tax credits, and other temporary differences, which we expect to utilize.
Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the years ended for the three months ended, March 31, 2016 and 2015 include the following:

	Three months ended March 31,
	2016	2015
Transaction costs (1)	$375	$—
Integration costs	964	—
	$1,339	$—

(1) Transaction costs include investment advisory, legal, and accounting fees

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

4.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	March 31,	December 31,
	2016	2015
Raw materials	$16,948	$17,924
Work-in-process	162,979	180,324
Finished goods	114,035	91,626
	$293,962	$289,874

5.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		March 31, 2016			December 31, 2015
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$28,507	$(28,507)	$—	$28,507	$(28,504)	$3
Patents	7	10,517	(10,517)	—	10,517	(10,517)	—
Purchased technology	6-16	4,708,495	(196,678)	4,511,817	4,708,495	(116,584)	4,591,911
Acquired IPR&D	Indefinite	116,000	—	116,000	116,000	—	116,000
Total		$4,863,519	$(235,702)	$4,627,817	$4,863,519	$(155,605)	$4,707,914
Goodwill	Indefinite	$5,052,222	$(2,901)	$5,049,321	$5,050,786	$(2,901)	$5,047,885

Amortization expense was $80,097 and $11 for the three months ended March 31, 2016 and 2015, respectively. Total estimated amortization expense for finite-lived intangible assets is $240,106 for the nine months ending December 31, 2016, and $320,142 for each of the years ending December 31, 2017 through December 31, 2021.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2015	$5,047,885
Change in goodwill associated with prior acquisition	1,436
Balance at March 31, 2016	$5,049,321

6.	Debt
In June 2015, Alexion entered into a credit agreement (Credit Agreement) with a syndicate of banks, which provides for a $3,500,000 term loan facility and a $500,000 revolving credit facility maturing in five years. Borrowings under the term loan are payable in quarterly installments equal to 1.25% of the original loan amount, beginning December 31, 2015. Final repayment of the term loan and revolving credit loans are due on June 22, 2020. In addition to borrowings in which prior notice is required, the revolving credit facility includes a sublimit of $100,000 in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, of up to $25,000. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent, and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility in an amount that does not cause our consolidated net leverage ratio to exceed the maximum allowable amount.
In connection with entering into the Credit Agreement, we paid $45,492 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended March 31, 2016 was $2,513.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

We made principle payments of $175,000 during the three months ended March 31, 2016. As of March 31, 2016, we had $3,281,250 outstanding on the term loan. As of March 31, 2016, we had open letters of credit of $12,970, and our borrowing availability under the revolving facility was $487,030.
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
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
Net income used for basic and diluted calculation	$92,166	$91,323
Shares used in computing earnings per common share—basic	225,060	199,361
Weighted-average effect of dilutive securities:
Stock awards	1,813	2,673
Shares used in computing earnings per common share—diluted	226,873	202,034
Earnings per common share:
Basic	$0.41	$0.46
Diluted	$0.41	$0.45
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended March 31, 2016 and 2015 were 3,975 and 2,248 shares of common stock, respectively, because their effect was anti-dilutive.

8.	Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$3,999	$—	$—	$3,999
Corporate bonds	136,009	553	(3)	136,559
Municipal bonds	50,470	43	(2)	50,511
Other government-related obligations:
U.S.	13,643	43	(27)	13,659
Foreign	141,593	244	(19)	141,818
	$345,714	$883	$(51)	$346,546

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$254,396	$—	$—	$254,396
Corporate bonds	133,062	23	(336)	132,749
Municipal bonds	87,173	1	(63)	87,111
Other government-related obligations:
U.S.	25,244	—	(94)	25,150
Foreign	163,403	—	(504)	162,899
Bank certificates of deposit	27,000	—	—	27,000
	$690,278	$24	$(997)	$689,305

The aggregate fair value of available-for-sale securities in an unrealized loss position as of March 31, 2016 and December 31, 2015 was $62,496 and $293,947, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were not material. As of March 31, 2016, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$40,999	$323,218
Marketable securities	305,547	366,087
	$346,546	$689,305

The fair values of available-for-sale debt securities at March 31, 2016, by contractual maturity, are summarized as follows:

March 31, 2016
Due in one year or less	$140,145
Due after one year through three years	206,401
$346,546

As of March 31, 2016 and December 31, 2015, the fair value of our trading securities was $11,807 and $8,817, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three months ended March 31, 2016.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

upon contract inception. At March 31, 2016, we had open contracts with notional amounts totaling $2,088,952 that qualified for hedge accounting.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange contracts that qualified as cash flow hedges, for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	March 31,
	2016	2015
Gain (loss) recognized in AOCI, net of tax	$(49,442)	$93,809
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$14,659	$25,447
Gain reclassified from AOCI to other income and expense (ineffective portion), net of tax	$—	$1,075
Assuming no change in foreign exchange rates from market rates at March 31, 2016, $39,730 of gain recognized in AOCI will be reclassified to revenue over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 90 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2016, the notional amount of foreign exchange contracts where hedge accounting is not applied was $307,585.
We recognized a (loss) gain of $(12,969) and $6,423, in other income and expense, for the three months ended March 31, 2016 and 2015, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$55,976	Other current liabilities	$15,870
Foreign exchange forward contracts	Other non-current assets	35,019	Other non-current liabilities	30,740
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2,594	Other current liabilities	16,186
Total fair value of derivative instruments		$93,589		$62,796

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$85,058	Other current liabilities	$1,491
Foreign exchange forward contracts	Other non-current assets	66,309	Other non-current liabilities	4,773
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	6,687		4,157
Total fair value of derivative instruments		$158,054		$10,421

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

	March 31, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$93,589	$—	$93,589	$(27,928)	$—	$65,661
Derivative liabilities	(62,796)	—	(62,796)	27,928	—	(34,868)

	December 31, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$158,054	$—	$158,054	$(10,421)	$—	$147,633
Derivative liabilities	(10,421)	—	(10,421)	10,421	—	—

10.	Other Investments
Other investments include our investment of $37,500 in the preferred stock of Moderna LLC. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of March 31, 2016.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In May 2015, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, we repurchased 2,083 and 334 shares of our common stock at a cost of $296,515 and $60,026 during the three months ended March 31, 2016 and 2015, respectively.
Subsequent to March 31, 2016, we repurchased 245 shares of our common stock under our repurchase program at a cost of $34,136. As of April 29, 2016, there is a total of $425,213 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2016 and 2015:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2015	$(9,589)	$(785)	$92,670	$(19,995)	$62,301
Other comprehensive income before reclassifications	2,035	1,333	(49,442)	1,996	(44,078)
Amounts reclassified from other comprehensive income	86	165	(14,659)	—	(14,408)
Net other comprehensive income (loss)	2,121	1,498	(64,101)	1,996	(58,486)
Balances, March 31, 2016	$(7,468)	$713	$28,569	$(17,999)	$3,815

	Defined Benefit Pension Plan	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16,570)	$(234)	$87,308	$(13,719)	$56,785
Other comprehensive income before reclassifications	(488)	1,065	93,809	(5,388)	88,998
Amounts reclassified from other comprehensive income	236	(8)	(26,522)	—	(26,294)
Net other comprehensive income (loss)	(252)	1,057	67,287	(5,388)	62,704
Balances, March 31, 2015	$(16,822)	$823	$154,595	$(19,107)	$119,489

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2016	2015
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$22,812	$29,083	Net product sales
Ineffective portion of foreign exchange contracts	—	1,228	Foreign currency gain
	22,812	30,311
	(8,153)	(3,789)	Income tax provision
	$14,659	$26,522
Unrealized Gains (Losses) from Marketable Securities
Realized (loss) gain on sale of securities	$(262)	$13	Investment income
	(262)	13
	97	(5)	Income tax provision
	$(165)	$8
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(114)	$(311)	(a)
	(114)	(311)
	28	75	Income tax provision
	$(86)	$(236)

(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 15 for additional details).

13.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2016
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$82,416	$—	$82,416	$—
Cash equivalents	Commercial paper	$3,999	$—	$3,999	$—
Cash equivalents	Corporate bonds	$15,000	$—	$15,000	$—
Cash equivalents	Municipal bonds	$22,000	$—	$22,000	$—
Marketable securities	Mutual funds	$11,807	$11,807	$—	$—
Marketable securities	Corporate bonds	$121,559	$—	$121,559	$—
Marketable securities	Municipal bonds	$28,511	$—	$28,511	$—
Marketable securities	Other government-related obligations	$155,477	$—	$155,477	$—
Other current assets	Foreign exchange forward contracts	$58,570	$—	$58,570	$—
Other assets	Foreign exchange forward contracts	$35,019	$—	$35,019	$—
Other current liabilities	Foreign exchange forward contracts	$32,056	$—	$32,056	$—
Other liabilities	Foreign exchange forward contracts	$30,740	$—	$30,740	$—
Other current liabilities	Acquisition-related contingent consideration	$55,343	$—	$—	$55,343
Contingent consideration	Acquisition-related contingent consideration	$107,085	$—	$—	$107,085

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

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2016.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

As of March 31, 2016, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations on the acquisition date using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt of 5.5% for developmental milestones and a weighted average cost of capital ranging from 10% to 21% for sales-based milestones.
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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $826,000 if all development, regulatory and sales-based milestones are reached. As of March 31, 2016, the fair value of acquisition-related contingent consideration was $162,428. The following table represents a roll-forward of our acquisition-related contingent consideration:

Balance at December 31, 2015	$(177,228)
Change in fair value	14,800
Balance at March 31, 2016	$(162,428)

14.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
Provision for income taxes	$51,432	$15,622
Effective tax rate	35.8%	14.6%
The tax provision for the three months ended March 31, 2016 and 2015 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership. This non-cash deferred tax cost increased the effective tax rate by approximately 19%.
In the first quarter of 2016, we identified a correction to our 2015 tax provision of $8,955 due to a calculation error. This understated income tax expense and the deferred tax liability as of December 31, 2015 and was recorded as an out of period adjustment in the first quarter of 2016. The correction was determined to be immaterial to our consolidated financial statements for the periods ending December 31, 2015 and March 31, 2016 as well as our expected results for 2016.
Tax years 2013 and 2014 are currently under review by the Examination Division of the Internal Revenue Service (IRS). As of March 31, 2016, we have not been notified of any significant proposed adjustments by the IRS.
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
The components of net periodic benefit cost are as follows:

	Three months ended
	March 31,
	2016	2015
Service cost	$2,023	$2,421
Interest cost	60	180
Expected return on plan assets	(163)	(243)
Employee contributions	(352)	(427)
Amortization	114	311
Total net periodic benefit cost	$1,682	$2,242

16.	Facility Lease Obligations
New Haven Facility Lease Obligation
In November 2012, we entered into a new lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the new lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we will not legally own the premises, we are deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases because of the substantial amount of tenant improvements we directly funded during the construction period. Due to the substantial tenant improvements directly funded during construction, we will continue to be deemed the owner of the building once construction is complete. Accordingly, the landlord's costs of constructing the facility during construction are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.
Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of March 31, 2016 and December 31, 2015, our facility lease obligation related to this facility was $134,211 and $132,866, respectively.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at its existing Portsmouth, New Hampshire facility. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of March 31, 2016 and December 31, 2015, we recorded a construction-in-process asset of $42,652 and $19,259 and an offsetting facility lease obligation of $35,632 and $15,229 associated with the manufacturing facility, respectively.
Payments made to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2016, we made $23,000 of payments to Lonza under this agreement, of which $2,990 was applied against the outstanding facility lease obligation and $20,010 was recognized as a prepayment of inventory.

17.	Commitments and Contingencies
Commitments
Manufacturing Agreements
We have various manufacturing development agreements to support our clinical and commercial product needs. We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various agreements with Lonza with remaining total non-cancellable future commitments of approximately $1,134,661. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of $35,035 with other third party manufacturers.

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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. Given the ongoing nature of these investigations, management does not currently believe a loss related to these matters is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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

18.	Restructuring
In connection with the acquisition and integration of Synageva in 2015, we recorded a restructuring benefit of $924 for the three months ended March 31, 2016 primarily related to changes in estimates associated with employee costs. We expect to pay all remaining accrued amounts related to this restructuring activity by the end of 2016.
In the fourth quarter 2014, we announced plans to move our European headquarters from Lausanne to Zurich, Switzerland. The relocation of our European headquarters supports our operational needs based on growth in the European region. During the three months ended March 31, 2016, we incurred additional restructuring costs of $1,646. We expect to pay all remaining accrued amounts related to this restructuring activity by the end of 2016.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three months ended March 31, 2016:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$6,390	$682	$169	$7,241
Restructuring expenses	—	35	417	452
Cash settlements	(3,806)	(508)	(570)	(4,884)
Adjustments to previous estimates	(1,148)	1,418	—	270
Liability, end of period	$1,436	$1,627	$16	$3,079
The restructuring reserve of $3,079 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of March 31, 2016.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for our products in additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483s issued by the FDA, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for our product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the short and long term effects of other government healthcare measures, the effect of interest rate increases, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Business
We are a biopharmaceutical company focused on serving patients with devastating and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products.
In our complement franchise, Soliris (eculizumab)is the first and only therapeutic approved for patients with either PNH or aHUS. In our metabolic franchise, we market Strensiq (asfotase alfa) for the treatment of patients with HPP and Kanuma (sebelipase alfa) for the treatment of patients with LAL-D.
We are also evaluating additional potential indications for eculizumab in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with severe and life-threatening rare disorders.

Products and Development Programs
We focus our product development programs on life-transforming therapeutics for devastating and ultra-rare diseases for which current treatments are either non-existent or inadequate.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Soliris is approved for the treatment of PNH in the United States, Europe, Japan and in several other territories. We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In addition, Soliris has been granted orphan drug designation for the treatment of PNH in the United States, Europe, Japan and several other territories.
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
Strensiq, a targeted enzyme replacement therapy, is the first and only approved therapy for patients with HPP, and is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. In 2015, the FDA approved Strensiq for patients with perinatal-, infantile- and juvenile-onset HPP, the European Commission (EC) granted marketing authorization for Strensiq for the treatment of patients with pediatric-onset HPP, and Japan’s Ministry of Health. Labour and Welfare (MHLW) approved Strensiq for the treatment of patients with HPP.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

In April 2016, new long-term data was presented showing clinically significant and sustained improvements in bone healing, respiratory support, and physical function in children with perinatal and infantile-onset HPP treated with Strensiq. In addition, adolescents and adult patients reduced or eliminated their need of ambulatory assistive devices and had improvements in physical function.
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
Kanuma, a recombinant form of the human LAL enzyme, is the only enzyme-replacement therapy that is approved for the treatment for patients with LAL-D. In 2015, the FDA approved Kanuma for the treatment of patients with LAL-D and the EC granted marketing authorization of Kanuma for long-term enzyme replacement therapy in patients of all ages with LAL-D. On March 28, 2016, we announced that Japan's MHLW approved Kanuma for the treatment of patients of all ages in Japan with LAL-D.
In March 2016, researchers presented new two-year data from an ongoing, open-label Phase 2/3 trial of Kanuma in infants with LAL-D. Data from this study demonstrated a substantial survival benefit to beyond 2 years of age for patients with rapidly progressive LAL-D during infancy who were treated with Kanuma. Patients also had improvements in a number of key parameters, including weight gain, important markers of liver disease, gastrointestinal symptoms, anemia, and hepatosplenomegaly (enlargement of both the liver and spleen), and 4 out of 5 patients demonstrated normal development.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Generalized Myasthenia Gravis (gMG)	Phase III
		Neuromyelitis Optica Spectrum Disorder (NMOSD)	Phase III
	Transplant	Delayed Kidney Transplant Graft Function (DGF)	Phase III
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
cPMP (ALXN 1101)	Metabolic Disorders	MoCD Type A	Phase II / III
ALXN 1007	Inflammatory Disorders	GI Graft versus Host Disease	Phase II
		Anti-phospholipid Syndrome	Phase II
SBC-103	Metabolic Disorders	Mucopolysaccharidoses IIIB (MPS IIIB)	Phase I / II
ALXN 1210	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase I / II
ALXN 5500	Next Generation Complement Inhibitor		Phase I

*	Investigator sponsored clinical program

Soliris (eculizumab)
Neurology
Generalized Myasthenia Gravis (gMG)
gMG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. We have completed enrollment of patients in a Phase III multinational, placebo-controlled registration trial of eculizumab in patients with refractory generalized gMG. The FDA, EC and MHLW have granted orphan drug designation for eculizumab as a treatment for patients with gMG.
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

ALXN 1007
ALXN 1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. A proof-of-concept study in patients with an ultra-rare disorder, gastrointestinal graft versus host disease (GI-GVHD), is ongoing. Acute GI-GVHD is an immune-mediated disease and a complication of stem cell transplantation occurring in 10-12 percent of allogenic hematopoietic stem cell transplants. Patients with severe acute GI-GVHD have a 30-40 percent mortality rate within the first six months post-transplant. The study is evaluating patients with GI-GVHD following bone marrow or hematopoietic stem cell transplant experience engrafted hematopoietic cells that attack host gastrointestinal tissues in the first 100 days post-transplant causing damage to the GI tract, liver and skin. In December 2015, we announced that interim data from a Phase II study showed an overall 28 day acute GI-GVHD response rate of 80 percent and a 28 day complete response rate of 70 percent compared to historical response rates of 56 percent and 49 percent, respectively, which supports the continued advancement of ALXN 1007 in GI-GVHD.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

SBC-103, a recombinant form of natural human NAGLU is designed to replace the missing (or deficient) NAGLU enzyme. SBC-103 was granted orphan drug designation by the FDA in April 2013 and by the European Medicines Agency (EMA) in June 2013. It received Fast Track designation by the FDA in January 2015. In June 2015, the first-in-human trial of patients with MPS IIIB reached its targeted enrollment of nine patients, and the trial is ongoing. In March 2016, researchers presented 24-week results from this study that showed a 26.2 percent mean reduction fin heparan sulfate in cerebrospinal fluid at the highest dose studied (3mg/kg every other week) in a Phase I/II study at six months. Further dose escalation of SBC-103 is now ongoing in this trial.
ALXN 1210
ALXN 1210 is a next-generation complement inhibitor in development for PNH and other indications. Phase I data from the first-in-human single-ascending dose study of ALXN 1210 was published in the journal Blood in December 2015. Results showed that ALXN 1210 was well-tolerated in healthy volunteers and the mean terminal half-life was extended to 32 days, compared to Soliris, which has a terminal half-life of 9 days. Based upon longer terminal half-life and healthy volunteer studies, ALXN 1210 is suitable for longer dosing intervals than Soliris. Enrollment has completed in a multiple-ascending dose study of ALXN 1210 to further evaluate the safety and efficacy of ALXN 1210. Preliminary data in a Phase I/II dose-escalating study showed a rapid reduction of lactate dehydrogenase (LDH) following the initial dose. Alexion also has initiated an open-label, multi-dose Phase II study of ALXN 1210 in patients with PNH that is designed to measure change in LDH levels and safety in several dosing cohorts and intervals evaluating monthly and longer dosing intervals.
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
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,134,661. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at its existing Portsmouth, New Hampshire facility.
In addition to Lonza, we have non-cancellable commitments of approximately $35,035 through 2019 with other third party manufacturers.
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
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2015.  We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

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
In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. We have adopted the provisions of this standard in the first quarter 2016 and reclassified $8,635 of deferred financing costs from other current assets to the current portion of long term debt and $26,714 other non current assets to the long-term debt, less current portion in our consolidated balance sheets as of December 31, 2015.
In April 2015, the FASB issued a new standard clarifying the accounting for a customer's fees paid in a cloud computing arrangement. Under this standard, if a cloud computing arrangement includes a software license, the customer would account for the software license consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer would account for the arrangement as a service contract. We adopted the provisions of this standard in the first quarter 2016. The adoption did not have a material effect on our financial condition or results of operations.
In February 2016, the FASB issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
In March 2016, the FASB issued a new standard simplifying aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification on the statement of cash flows. The standard is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Results of Operations

Net Product Sales

Net product sales by product are as follows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	% Change
Net product sales:
Soliris	$664,655	$600,333	11%
Strensiq	33,242	—	N/A
Kanuma	2,528	—	N/A
	$700,425	$600,333	17%
The components of this increase in revenues are as follows:

Components of change:
Price	(2.0)%
Volume	24.0%
Foreign exchange	(5.0)%
Total change in net product sales	17.0%
The increase in net product sales for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in unit volumes of 24.0%, due to increased demand globally for Soliris therapy for patients with PNH or aHUS during the respective periods and sales of Strensiq during 2016.
Price had a negative impact on net product sales of 2.0% for the three months ended March 31, 2016 due to increases in estimated rebates.
Foreign exchange had a negative impact of 5.0% for the three months ended March 31, 2016, as compared to the same period in 2015. The negative impact on foreign exchange of $30,143 or 5.0%, was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three months ended March 31, 2016. The negative impact was primarily due to the weakening of the Euro, Japanese Yen and Russian Ruble. Offsetting the impact of the stronger dollar, we recorded a gain in revenue of $22,812 and $29,082 related to our foreign currency cash flow hedging program for the three months ended March 31, 2016 and 2015, respectively. We expect the strong dollar compared to other currencies to continue to have a negative impact on revenue into 2016 compared to 2015.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of Soliris.
The following table summarizes cost of sales for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Variance
Cost of sales	$58,986	$69,399	$(10,413)
Cost of sales as a percentage of net product sales	8.4%	11.6%	(3.2)%
We recorded an expense of $24,352 in the first quarter of 2015 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq. The costs are comprised of raw materials, internal overhead and external production costs. This expense did not impact the clinical supply of inventory or the commercial launch of Strensiq.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 8.4% and 7.5% for the three months ended March 31, 2016 and 2015.
Research and Development Expense
Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs. We group our research and development expenses into two major categories: external direct expenses and all other research and development (R&D) expenses.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

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
All other R&D expenses consist of costs to compensate personnel, to maintain our facilities, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following table provides information regarding research and development expenses:

	Three months ended
	March 31,		$
	2016	2015	Variance
Clinical development	$49,858	$30,947	$18,911
Product development	29,981	19,540	10,441
Licensing agreements	3,050	112,500	(109,450)
Discovery research	12,867	6,044	6,823
Total external direct expenses	95,756	169,031	(73,275)
Payroll and benefits	71,356	44,338	27,018
Facilities and other costs	9,178	7,711	1,467
Total other R&D expenses	80,534	52,049	28,485
Research and development expense	$176,290	$221,080	$(44,790)

For the three months ended March 31, 2016, the decrease of $44,790 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Decrease of $109,450 in licensing agreement expenses primarily related to upfront payments made in the first quarter 2015.
Partially offset by the following:

•	Increase of $18,911 in external clinical development expenses related primarily to an expansion of clinical studies for eculizumab, sebelipase alfa, ALXN 1210, and other programs (see table below).

•
Increase of $10,441 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies as compared to the first quarter of 2015.

•	Increase of $6,823 in discovery research expenses primarily related to increases in external research expenses associated with our license agreements.

•
Increase of $27,018 in payroll and benefits expense primarily related to the additional headcount acquired as part of the Synageva acquisition in the second quarter 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended
	March 31,		$
	2016	2015	Variance
External direct expenses
Eculizumab	$22,239	$18,024	$4,215
Asfotase alfa	4,927	4,851	76
cPMP	2,117	1,697	420
ALXN 1007	2,598	2,033	565
Sebelipase alfa	4,906	—	4,906
ALXN 1210	4,329	597	3,732
SBC-103	1,223	—	1,223
Other programs	2,966	606	2,360
Unallocated	4,553	3,139	1,414
	$49,858	$30,947	$18,911
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
Selling, General and Administrative Expense
Our selling, general and administrative expense includes commercial and administrative personnel, corporate facility and external costs required to support the marketing and sales of our commercialized products. These selling, general and administrative costs include: corporate facility operating expenses and depreciation; marketing and sales operations in support of our products; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit, government affairs and our global corporate compliance program.
The table below provides information regarding selling, general and administrative expense:

	Three months ended
	March 31,		$
	2016	2015	Variance
Salary, benefits and other labor expense	$148,170	$124,103	$24,067
External selling, general and administrative expense	84,391	63,013	21,378
Total selling, general and administrative expense	$232,561	$187,116	$45,445
For the three months ended March 31, 2016, the increase of $45,445 in selling, general and administrative expense, as compared to the same period in the prior year, was related to the following:

•
Increase in salary, benefits and other labor expenses of $24,067. The increase was a result of increased staff costs related to commercial development activities and increases in payroll and benefits within our general and administrative functions to support our infrastructure growth as a global commercial entity. The increase was also attributable to additional global commercial and general and administrative staff costs due to our acquisition of Synageva in the second quarter 2015.

•
Increase in external selling, general and administrative expenses of $21,378. The increase was primarily due to an increase in external marketing costs to support the global launches of Strensiq and Kanuma and additional facilities costs as a result of continuing growth of operations worldwide.

Amortization of Purchase Intangible Assets
For the three months ended March 31, 2016, we recorded amortization expense of $80,094 primarily associated with intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Acquisition-related Costs
For the three months ended March 31, 2016 and 2015, acquisition-related costs associated with our business combinations included the following:

	Three months ended March 31,
	2016	2015
Transaction costs (1)	$375	$—
Integration costs	964	—
	$1,339	$—

(1) Transaction costs include investment advisory, legal, and accounting fees
Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2016 and 2015, the change in fair value of contingent consideration expense associated with our prior business combinations was $(14,800) and $11,979, respectively. The decrease in the fair value of contingent consideration for the three months ended March 31, 2016 as compared the prior year was primarily due to decreases in the likelihood of payments for contingent consideration.
Restructuring Expenses
In connection with the acquisition and integration of Synageva in 2015 we recorded a benefit of $924 primarily related to changes in estimates for employee costs during the three months ended March 31, 2016. We expect to pay all remaining accrued amounts related to this restructuring activity by the end of 2016.
In the fourth quarter of 2014, we announced plans to relocate our European headquarters from Lausanne, Switzerland to Zurich, Switzerland. The relocation of our European headquarters supports our operational needs based on growth in the European region. For the three months ended March 31, 2016 we incurred additional restructuring costs of $1,646. We expect to pay all accrued amounts related to this restructuring activity in 2016.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended
	March 31,		$
	2016	2015	Variance
Investment income	$1,551	$2,884	$(1,333)
Interest expense	(23,890)	(651)	(23,239)
Foreign currency gain	91	1,005	(914)
Total other income and expense	$(22,248)	$3,238	$(25,486)
The increase in interest expense the three months ended March 31, 2016 as compared to the prior year was due to us borrowing $3,500,000 under a term loan facility in connection with the acquisition of Synageva in the second quarter of 2015.
Income Taxes
During the three months ended March 31, 2016, we recorded an income tax provision of $51,432 and an effective tax rate of 35.8%, compared to an income tax provision of $15,622 and an effective tax rate of 14.6% for the three months ended March 31, 2015.
The tax provision for the three months ended March 31, 2016 and 2015 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership.
We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015	$ Variance
Cash and cash equivalents	$710,198	$1,010,111	$(299,913)
Marketable securities	$317,354	$374,904	$(57,550)
Long-term debt (includes current portion)	$3,281,250	$3,456,250	$(175,000)

Current assets	$2,127,509	$2,416,714	$(289,205)
Current liabilities	603,613	709,615	(106,002)
Working capital	$1,523,896	$1,707,099	$(183,203)

The decrease in cash and cash equivalents was primarily attributable to cash utilized to repurchase shares, principal payments on our term loan, purchases of property, plant, and equipment, and purchases of available for sale securities. Offsetting these decreases in cash were cash generated through operations and proceeds from the maturity or sale of available for sale securities.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At March 31, 2016, three customers accounted for an aggregate of 44% of the accounts receivable balance, with these individual customers ranging from 12% to 19% of the accounts receivable balance. At December 31, 2015, three customers accounted for an aggregate of 51% of the accounts receivable balance, with these individual customers ranging from 14% to 22% of the accounts receivable balance. For the three months ended March 31, 2016, three customers accounted for an aggregate of 39% of our product sales, with these individual customers ranging from 11% to 16% of our product sales. For the three months ended March 31, 2015, three customers accounted for an aggregate of 39% of our product sales, with these individual customers ranging from 10% to 18% of our product sales.
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
We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2016, we have foreign exchange forward contracts with notional amounts totaling $2,396,537. These outstanding foreign exchange forward contracts had a net fair value of $30,793, of which an unrealized gain of $93,589 is included in other assets, offset by an unrealized loss of $62,796 included in other liabilities. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
At March 31, 2016, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $826,000 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $511,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments of approximately $60,000, associated with our prior business combination. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Financing Lease Obligation
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. Although we do not legally own the premises, we were deemed to be the owner of the building during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord's costs of constructing the facility were required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of March 31, 2016 and December 31, 2015, our facility lease obligation related to this facility was $134,211 and $132,866, respectively.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at its existing Portsmouth, New Hampshire facility. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of March 31, 2016 and December 31, 2015, we recorded a construction-in-process asset of $42,652 and $19,259 and an offsetting facility lease obligation of $35,632 and $15,229 associated with the manufacturing facility, respectively.
License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $60,000.
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
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under the term loan facility and $200,000 under the revolving facility, and we used our available cash for the remaining cash consideration. In June 2015, we repaid the revolving facility in full. As of March 31, 2016, we had $3,281,250 outstanding on the term loan. As of March 31, 2016, we had open letters of credit of $12,970, and our borrowing availability under the revolving facility was $487,030.
Manufacturing Obligations
We have supply agreements with Lonza through 2028 relating to the manufacture of Soliris and Strensiq, which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,134,661 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $35,035 through 2019 with other third party manufacturers.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At March 31, 2016, approximately $445,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. These subsidiaries will settle any outstanding trade payables prior to having excess cash available which could be repatriated to our entities in the United States. While we intend to reinvest CFC earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so, certain unforeseen future events could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In May 2015, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to 1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. We expect that cash generated from operations and our existing available cash and cash equivalents will be sufficient to fund any share repurchases.
Under the program, we repurchased 2,083 and 334 shares of our common stock at a cost of $296,515 and $60,026 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there is a total of $459,349 remaining for repurchases under the program.
Subsequent to March 31, 2016, we repurchased 245 shares of our common stock under our repurchase program at a cost of $34,136. As of April 29, 2016, there is a total of $425,213 remaining for repurchases under the repurchase program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,
	2016	2015	$ Variance
Net cash provided by operating activities	$167,984	$23,034	$144,950
Net cash used in investing activities	(5,665)	(48,423)	42,758
Net cash (used in) provided by financing activities	(466,257)	5,074	(471,331)
Effect of exchange rate changes on cash	4,025	(6,870)	10,895
Net change in cash and cash equivalents	$(299,913)	$(27,185)	$(272,728)

Operating Activities
Cash flows provided by operations for the three months ended March 31, 2016 were $167,984 compared to $23,034 for the three months ended March 31, 2015. The increase was primarily due to an increase in gross margin on product sales of $111,118 resulting primarily from an increase in global demand for Soliris and a decrease in cash outflows related to our

Alexion Pharmaceuticals, Inc.
(amounts in thousands except per share amounts)

licensing arrangements of $109,450, offset by an increase in clinical development costs and selling, general and administrative expenses during 2016.
We expect increases in cash flow from operations which will be highly dependent on sales levels, and the related cash collections from sales of our products. We also expect additional cash outflows of approximately $60,000 over the next 12 months related to milestone payments on our license agreements.
Investing Activities
Cash used for investing activities for the three months ended March 31, 2016 were $5,665 compared to $48,423 for the three months ended March 31, 2015. The decrease in cash used was primarily due to the following:

•	Proceeds from the maturity or sale of available-for-sale marketable securities of $269,495 for the three months ended March 31, 2016, compared to $176,256 for the three months ended March 31, 2015.
Partially offset by the following:

•	Purchases of available-for-sale marketable securities of $207,996 for the three months ended March 31, 2016, compared to $166,319 for the three months ended March 31, 2015.

•
Purchases of property, plant and equipment of $64,204 during the three months ended March 31, 2016, compared to $57,075 for the three months ended March 31, 2015 due to increased capital spending associated with the construction of our New Haven headquarters and our manufacturing facility in Ireland.

We expect to continue to have significant spending on property, plant and equipment during 2016 related to the construction of our new biologics manufacturing facility in Ireland.
Financing Activities
Cash flows (used in) provided by financing activities for the three months ended March 31, 2016 were $(466,257) compared to $5,074 for the three months ended March 31, 2015. The decrease was primarily due to the following:

•	Principal payments of $175,000 during the three months ended March 31, 2016 related to our credit facility.

•	Repurchases of common stock of $296,515 for the three months ended March 31, 2016, compared to $60,026 for the three months ended March 31, 2015.
Partially offset by the following:

•
Change in excess tax benefits from stock options attributable to the utilization of the excess tax benefit portion of federal and state net operating losses and tax credits of $5,917 for the three months ended March 31, 2016, compared to $52,521 for the three months ended March 31, 2015, due to the utilization of the Synageva federal non-excess tax benefit net operating loss carryforwards during the first quarter 2016.

•	Proceeds from the issuance of stock for share-based compensation arrangements of $3,433 for the three months ended March 31, 2016, compared to $24,882 for the three months ended March 31, 2015.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2015, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in thousands, except percentages)
Interest Rate Risk
As of March 31, 2016, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term to maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(4,531) and $4,103, respectively.

In June 2015, we entered into the Credit Agreement with interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case depending upon our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement). Changes in interest rates related to the Credit Agreement could have a material effect on our financial statements. As of March 31, 2016, we had approximately $3,281,250 of variable rate debt outstanding. If interest rates were to increase or decrease by 1% for the year, annual interest expense would increase or decrease by approximately $32,813.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies.  Approximately 52% of our product sales were denominated in foreign currencies during the three months ended March 31, 2016, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time.  In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 90 days and 2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, using contracts with durations of up to 60 months. The objectives of this program are to reduce the volatility of our operating results due to fluctuation of foreign exchange and to increase the visibility of the foreign exchange impact on forecasted revenues. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of March 31, 2016 and December 31, 2015, we held foreign exchange forward contracts with notional amounts totaling $2,396,537 and $2,535,490, respectively. As of March 31, 2016 and December 31, 2015, our outstanding foreign exchange forward contracts had a net fair value of $30,793 and $147,633, respectively. The decrease in the net fair value of outstanding foreign exchange forward contracts is primarily due to the decrease in strength of the U.S. dollar as of March 31, 2016 as compared to December 31, 2015.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at March 31, 2016, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $206,485 at March 31, 2016. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. Given the ongoing nature of these investigations, management does not currently believe a loss related to these matters is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

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
Currently, our ability to generate revenues depends primarily on the commercial success of Soliris and whether physicians, patients and health care payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the United States in 2007, substantially all of our revenue has been attributed to sales of Soliris. In 2015, we received marketing approval in the United States, the European Union and Japan, of our second marketed product, Strensiq, for the treatment of HPP. We also received marketing approval in 2015 in the United States and the European Union for our third product, Kanuma, for the treatment of LAL-D. However, we anticipate that Soliris product sales will continue to contribute a significant percentage of our total revenue over the next several years.
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

Sales of our products depend on reimbursement by government health administration authorities, private health insurers and other organizations. If we are unable to obtain, or maintain at anticipated levels, reimbursement for our products, or coverage is reduced, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.
We may not be able to sell our products on a profitable basis or our profitability may be reduced if we are required to sell our products at lower than anticipated prices or reimbursement is unavailable or limited in scope or amount. Our products are significantly more expensive than traditional drug treatments and almost all patients require some form of third party coverage to afford their cost. We depend, to a significant extent, on governmental payers, such as Medicare and Medicaid in the United States or country specific governmental organizations in foreign countries, and private third-party payers to defray the cost of our products to patients. These entities may refuse to provide coverage and reimbursement, determine to provide a lower level of coverage and reimbursement than anticipated, or reduce previously approved levels of coverage and reimbursement, including in the form of higher mandatory rebates or modified pricing terms.
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
If our products fail to achieve or maintain market acceptance among the medical community or patients in a particular country, we may not be able to market and sell our products successfully in such country, which would limit our ability to generate revenue and could harm our overall business.
Manufacturing issues at our facilities or the facilities of our third party service providers could cause product shortages, stop or delay commercialization of our products, disrupt or delay our clinical trials or regulatory approvals, and adversely affect our business.
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
We depend on a very limited number of third party providers for supply chain services with respect to our clinical and commercial product requirements, including product filling, finishing, packaging, and labeling. Our third party providers operate as independent entities and we do not have control over any third party provider's compliance with our internal or external specifications or the rules and regulations of regulatory agencies, including the FDA, competent authorities of the EU member states, or any other applicable regulations or standards.
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
In addition, Kanuma is a transgenic product. It is produced in the egg whites of genetically modified chickens who receive copies of the human lysosomal acid lipase gene to produce recombinant human lysosomal acid lipase. The facilities on which we rely to produce raw material for recombinant lysosomal acid lipase are the only animal facilities in the world that produces the necessary egg whites from transgenic chickens.  Natural disasters, disease, such as exotic Newcastle disease or avian influenza, or other catastrophic events could have a significant impact on the supply of unpurified Kanuma, or destroy Alexion’s animal operations altogether. If our animal operations are disrupted or destroyed, it will be extremely difficult to set up another animal facility to supply the unpurified Kanuma.  This would adversely affect our ability to satisfy demand for Kanuma, which could materially and adversely affect our operating results.
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
The safety profile of any product continues to be closely monitored by the FDA and other foreign regulatory authorities after approval. Regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, filling, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements, and export of biologics. For example, the risk management program established in 2007 upon the FDA's approval of Soliris for the treatment of PNH was replaced with a Risk Evaluation and Mitigation Strategy (REMS) program, approved by the FDA in 2010, and further revised in December 2015 concerning prescribing information regarding the level of fever needed to seek medical attention and reporting adverse events. Future changes to the Soliris REMS could be costly and burdensome to implement.
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
Our products and our product candidates treat patients with ultra-rare diseases. We generally test our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. We do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH and aHUS in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
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

A substantial portion of our strategic efforts are focused on opportunities for rare disorders and life-saving therapies, but the availability of such opportunities is limited. We may not be able to identify opportunities that satisfy our strategic criteria or are acceptable to us or our stockholders. Several companies have publicly announced intentions to establish or develop rare disease programs and we may compete with these companies for the same opportunities. For these and other reasons, we may not be able to acquire the rights to additional product candidates or approved products on terms that we or our stockholders find acceptable, or at all.
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
As of March 31, 2016, the net carrying value of our goodwill and other intangible assets totaled $9,677,138.  As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired.  Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets.  Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
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
We conduct a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates and fluctuations in foreign currency exchange rates affect our operating results. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, including the Euro, Japanese Yen, British Pound, Swiss Franc, and Russian Ruble. As the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currencies decreases. When the U.S. dollar weakens against these currencies, the relative value of such sales increases. We manage our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. Any significant foreign currency exchange rate fluctuations could adversely affect our financial condition and results of operations.
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
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. European Union member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EC adopted the EU Data Protection Directive, as implemented into national laws by the EU member states, which imposed strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the EU Data Protection Directive and related national laws of European Union member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
In December 2015, a proposal for an EU Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the EC. The EU Data Protection Regulation, which will be officially adopted in early 2016, will introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The EU Data Protection Regulation, which will be applicable two years after the date of its publication in the Official Journal for the European Union, will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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
Anti-takeover provisions in our charter and bylaws and under Delaware law could make a third-party acquisition of us difficult and may frustrate any attempt to remove or replace our current management.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2016	332	$159.70	332	$702,818
February 1-29, 2016	902	$141.51	902	$575,234
March 1-31, 2016	849	$136.43	849	$459,349
Total	2,083	$142.34	2,083
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. In May 2015, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs.

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

10.1	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and David Hallal

10.2	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and Vikas Sinha

10.3	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and Clare Carmichael

10.4	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and Martin Mackay

10.5	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and John Moriarty

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David Hallal
Date: April 29, 2016		David Hallal Chief Executive Officer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: April 29, 2016		Vikas Sinha, M.B.A., C.A., C.P.A. Executive Vice President and Chief Financial Officer (principal financial officer)