Form 10-Q
period 2016-06-30
ALEXION PHARMACEUTICALS INC
filed 2016-07-29
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number: 0-27756

ALEXION PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3648318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 College Street, New Haven Connecticut 06510
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	224,247,998
Class	Outstanding as of July 27, 2016

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$597,550	$1,010,111
Marketable securities	582,501	374,904
Trade accounts receivable, net	609,297	532,832
Inventories	329,847	289,874
Prepaid expenses and other current assets	242,014	208,993
Total current assets	2,361,209	2,416,714
Property, plant and equipment, net	825,301	697,025
Intangible assets, net	4,547,762	4,707,914
Goodwill	5,037,444	5,047,885
Other assets	257,631	228,343
Total assets	$13,029,347	$13,097,881
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$28,978	$57,360
Accrued expenses	407,289	403,348
Deferred revenue	53,422	20,504
Current portion of long-term debt	79,136	166,365
Other current liabilities	89,637	62,038
Total current liabilities	658,462	709,615
Long-term debt, less current portion	3,171,092	3,254,536
Facility lease obligation	196,439	151,307
Contingent consideration	109,565	121,424
Deferred tax liabilities	570,074	528,990
Other liabilities	124,376	73,393
Total liabilities	4,830,008	4,839,265
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.0001 par value; 290,000 shares authorized; 231,403 and 230,498 shares issued at June 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	7,852,432	7,726,560
Treasury stock, at cost, 7,179 and 4,851 shares at June 30, 2016 and December 31, 2015, respectively	(1,041,314)	(710,663)
Accumulated other comprehensive income	694	62,301
Retained earnings	1,387,504	1,180,395
Total stockholders' equity	8,199,339	8,258,616
Total liabilities and stockholders' equity	$13,029,347	$13,097,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net product sales	$752,546	$635,983	$1,452,971	$1,236,316
Other revenue	570	227	1,183	227
Total revenues	753,116	636,210	1,454,154	1,236,543
Cost of sales	60,627	52,007	119,613	121,406
Operating expenses:
Research and development	179,311	131,693	355,601	352,773
Selling, general and administrative	231,802	221,383	464,363	408,499
Amortization of purchased intangible assets	80,055	—	160,149	—
Change in fair value of contingent consideration	5,186	4,044	(9,614)	16,023
Acquisition-related costs	974	29,777	2,313	29,777
Restructuring expenses	455	16,224	1,177	23,276
Total operating expenses	497,783	403,121	973,989	830,348
Operating income	194,706	181,082	360,552	284,789
Other income and expense:
Investment income	1,872	2,226	3,423	5,110
Interest expense	(23,793)	(3,971)	(47,683)	(4,622)
Foreign currency loss	(2,820)	(2,045)	(2,729)	(1,040)
Income before income taxes	169,965	177,292	313,563	284,237
Income tax provision	55,022	7,077	106,454	22,699
Net income	$114,943	$170,215	$207,109	$261,538
Earnings per common share
Basic	$0.51	$0.84	$0.92	$1.30
Diluted	$0.51	$0.83	$0.92	$1.29
Shares used in computing earnings per common share
Basic	224,089	202,234	224,593	200,806
Diluted	225,756	204,546	226,328	203,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$114,943	$170,215	$207,109	$261,538
Other comprehensive income (loss), net of tax:
Foreign currency translation	125	1,170	2,121	(4,218)
Unrealized gains (losses) on marketable securities	1,965	(803)	3,463	254
Unrealized (losses) gains on pension obligation	(911)	(7,193)	1,210	(7,445)
Unrealized (losses) gains on hedging activities, net of tax of $(1,712), $(27,623), $(37,362) and $11,010, respectively	(4,300)	(50,147)	(68,401)	17,140
Other comprehensive (loss) income, net of tax	(3,121)	(56,973)	(61,607)	5,731
Comprehensive income	$111,822	$113,242	$145,502	$267,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$207,109	$261,538
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	194,579	23,141
Change in fair value of contingent consideration	(9,614)	16,023
Share-based compensation expense	104,868	109,797
Deferred taxes	76,154	(3,565)
Change in excess tax benefit from stock options	(479)	(10,763)
Unrealized foreign currency gain	(4,073)	(10,434)
Other	9,088	6,094
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(65,223)	(108,984)
Inventories	(39,041)	4,722
Prepaid expenses and other assets	(88,125)	(48,069)
Accounts payable, accrued expenses and other liabilities	(6,702)	(10,761)
Deferred revenue	33,376	32,517
Net cash provided by operating activities	411,917	261,256
Cash flows from investing activities:
Purchases of available-for-sale securities	(495,206)	(187,416)
Proceeds from maturity or sale of available-for-sale securities	294,370	1,030,825
Purchases of trading securities	(4,421)	(3,769)
Purchases of property, plant and equipment	(131,031)	(130,171)
Payment for acquisition of business, net of cash acquired	—	(3,939,268)
Other	(52)	1,410
Net cash used in investing activities	(336,340)	(3,228,389)
Cash flows from financing activities:
Debt issuance costs	—	(45,492)
Proceeds from revolving credit facility	—	200,000
Proceeds from term loan	—	3,500,000
Payments on revolving credit facility	—	(200,000)
Payments on term loan	(175,000)	(57,500)
Equity issuance costs for shares issued in connection with acquisition of business	—	(3,864)
Change in excess tax benefit from stock options	479	10,763
Repurchase of common stock	(330,651)	(83,563)
Net proceeds from issuance of common stock under share-based compensation arrangements	19,595	31,684
Other	(4,773)	(613)
Net cash (used in) provided by financing activities	(490,350)	3,351,415
Effect of exchange rate changes on cash	2,212	(6,158)
Net change in cash and cash equivalents	(412,561)	378,124
Cash and cash equivalents at beginning of period	1,010,111	943,999
Cash and cash equivalents at end of period	$597,550	$1,322,123

Supplemental cash flow disclosures from investing and financing activities:
Common stock issued in acquisition of business	$—	$4,917,849
Capitalization of construction costs related to facility lease obligations	$49,895	$19,065
Accrued expenses for purchases of property, plant and equipment	$26,238	$21,299
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
In our complement franchise, Soliris® (eculizumab) is the first and only therapeutic approved for patients with either paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, or atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. PNH and aHUS are two disorders resulting from chronic uncontrolled activation of the complement component of the immune system.
In our metabolic franchise, we commercialize Strensiq® (asfotase alfa) for the treatment of patients with hypophosphatasia (HPP) and Kanuma® (sebelipase alfa) for the treatment of patients with lysosomal acid lipase deficiency (LAL-D). HPP is a genetic ultra-rare disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the LAL enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. We adopted the provisions of this standard in the first quarter 2016 and reclassified $8,635 of deferred financing costs from other current assets to the current portion of long term debt and $26,714 from other non current assets to long-term debt, less current portion in our consolidated balance sheets as of December 31, 2015.
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
In February 2016, the FASB issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
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
On June 22, 2015, we completed the acquisition of Synageva, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Synageva were recorded as of the acquisition date at their respective fair values. Synageva's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition furthers our objective to develop and commercialize life-transforming therapies to an increasing number of patients with devastating and rare diseases. Synageva's lead product candidate was Kanuma, an enzyme replacement therapy for patients suffering with LAL-D, a life-threatening, ultra-rare disease for which there are no approved treatments.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Cash	$626,217
Inventory	23,880
In-process research and development (IPR&D)	4,236,000
Deferred tax liabilities, net	(159,991)
Other assets and liabilities	(26,143)
Net assets acquired	4,699,963
Goodwill	4,783,371
Total purchase price	$9,483,334
The fair value of the assets acquired and liabilities assumed were initially based upon preliminary calculations, and our estimates and assumptions were subject to change as we obtained additional information for our estimates during the measurement period (up to one year from the acquisition date). During the six months ended June 30, 2016, we recorded fair value adjustments of $10,441, primarily due to tax related items.
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
Intangible assets associated with IPR&D projects primarily relate to Kanuma. The estimated fair value of IPR&D assets of $4,236,000 was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Synageva of 10%, which represents a rate of return that a market participant would expect for these assets.
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
We recorded a net deferred tax liability of $159,991. This amount was primarily comprised of $602,887 of deferred tax liabilities related to the IPR&D and inventory acquired, offset by $442,896 of deferred tax assets related to net operating loss carryforwards (NOLs), tax credits, and other temporary differences, which we expect to utilize.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Pro forma revenue	$637,491	$1,238,751
Pro forma net income	98,568	130,289
Earnings per common share
Basic	$0.44	$0.58
Diluted	$0.43	$0.57
The unaudited pro forma consolidated results include the following pro forma adjustments related to non-recurring activity:

•
Alexion and Synageva expenses of $33,150 and $127,290, respectively, associated with the accelerated vesting of stock based compensation as a result of the acquisition, were excluded from net income for the three and six months ended June 30, 2015.

•	Alexion and Synageva acquisition-related and restructuring costs of $40,099 and $62,071, respectively, were excluded from income for the three and six months ended June 30, 2015.

Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the three and six months ended June 30, 2016 and 2015 include the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Transaction costs (1)	$—	$26,799	$375	$26,799
Integration costs	974	2,978	1,938	2,978
	$974	$29,777	$2,313	$29,777

(1) Transaction costs include investment advisory, legal, and accounting fees

For the three and six months ended June 30, 2015, the acquisition of Synageva resulted in $10,322 of restructuring related charges. Synageva restructuring related charges were not material for the three and six months ended June 30, 2016. See Note 18 for additional details.

4.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	June 30,	December 31,
	2016	2015
Raw materials	$19,780	$17,924
Work-in-process	157,097	180,324
Finished goods	152,970	91,626
	$329,847	$289,874

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

5.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		June 30, 2016			December 31, 2015
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$28,507	$(28,507)	$—	$28,507	$(28,504)	$3
Patents	7	10,517	(10,517)	—	10,517	(10,517)	—
Purchased technology	6-16	4,708,495	(276,733)	4,431,762	4,708,495	(116,584)	4,591,911
Acquired IPR&D	Indefinite	116,000	—	116,000	116,000	—	116,000
Total		$4,863,519	$(315,757)	$4,547,762	$4,863,519	$(155,605)	$4,707,914
Goodwill	Indefinite	$5,040,345	$(2,901)	$5,037,444	$5,050,786	$(2,901)	$5,047,885
Amortization expense for the three and six months ended June 30, 2016 was $80,055 and $160,152, respectively. Amortization expense was not material for the three and six months ended June 30, 2015. Total estimated amortization expense for finite-lived intangible assets is $160,070 for the six months ending December 31, 2016, and $320,142 for each of the years ending December 31, 2017 through December 31, 2021.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2015	$5,047,885
Change in goodwill associated with prior acquisition	(10,441)
Balance at June 30, 2016	$5,037,444

6.	Debt
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
In connection with entering into the Credit Agreement, we paid $45,492 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three and six months ended June 30, 2016 was $2,382 and $4,895, respectively. Amortization expense associated with deferred financing costs for the three and six months ended June 30, 2015 was not material.
We made principle payments of $175,000 during the six months ended June 30, 2016. As of June 30, 2016, we had $3,281,250 outstanding on the term loan. As of June 30, 2016, we had open letters of credit of $13,829, and our borrowing availability under the revolving facility was $486,171.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

7.	Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income used for basic and diluted calculation	$114,943	$170,215	$207,109	$261,538
Shares used in computing earnings per common share—basic	224,089	202,234	224,593	200,806
Weighted-average effect of dilutive securities:
Stock awards	1,667	2,312	1,735	2,496
Shares used in computing earnings per common share—diluted	225,756	204,546	226,328	203,302
Earnings per common share:
Basic	$0.51	$0.84	$0.92	$1.30
Diluted	$0.51	$0.83	$0.92	$1.29
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and six months ended June 30, 2016 were 4,345 and 4,156 shares of common stock, respectively, because their effect was anti-dilutive. Similarly, we excluded 2,435 and 2,387 shares from the calculation of EPS for the three and six months ended June 30, 2015, respectively, because their effect was anti-dilutive.

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$147,523	$—	$—	$147,523
Corporate bonds	209,816	596	(31)	210,381
Municipal bonds	91,884	88	—	91,972
Other government-related obligations:
U.S.	33,144	44	(59)	33,129
Foreign	148,035	393	(8)	148,420
Bank certificates of deposit	13,001	—	—	13,001
Total available-for-sale debt securities	$643,403	$1,121	$(98)	$644,426
Equity securities	—	2,888	—	2,888
Total available-for-sale securities	$643,403	$4,009	$(98)	$647,314

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$254,396	$—	$—	$254,396
Corporate bonds	133,062	23	(336)	132,749
Municipal bonds	87,173	1	(63)	87,111
Other government-related obligations:
U.S.	25,244	—	(94)	25,150
Foreign	163,403	—	(504)	162,899
Bank certificates of deposit	27,000	—	—	27,000
Total available-for-sale securities	$690,278	$24	$(997)	$689,305

The aggregate fair value of available-for-sale securities in an unrealized loss position as of June 30, 2016 and December 31, 2015 were $97,047 and $293,947, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were not material. As of June 30, 2016, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$76,891	$323,218
Marketable securities	570,423	366,087
	$647,314	$689,305

The fair values of available-for-sale debt securities at June 30, 2016, by contractual maturity, are summarized as follows:

June 30, 2016
Due in one year or less	$394,939
Due after one year through three years	249,487
$644,426

As of June 30, 2016 and December 31, 2015, the fair value of our trading securities was $12,078 and $8,817, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three and six months ended June 30, 2016 and 2015.

9.	Derivative Instruments and Hedging Activities
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen. We are also exposed to fluctuations in interest rates on our outstanding term loan debt. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At June 30, 2016, we had open foreign exchange forward contracts with notional amounts totaling $1,987,340 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into two interest rate swap agreements in June 2016 that qualified for and are designated as cash flow hedges. The first agreement has a notional amount of $3,281,250 and is effective from June 30, 2016 through December 30, 2016. This agreement hedges the contractual floating interest rate of our term loan. As a result of this agreement, the interest rate for our term loan has been fixed at 0.535%, plus the borrowing spread, until December 30, 2016. The second agreement has a notional amount of $656,250 and is effective December 31, 2016 through December 31, 2019. The second agreement converts the floating rate on a portion of our term loan to a fixed rate of 0.98%, plus a borrowing spread, from December 31, 2016 through December 2019.
The impact on accumulated other comprehensive income (AOCI) and earnings from derivative instruments that qualified as cash flow hedges, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Foreign Exchange Contracts:
Gain (loss) recognized in AOCI, net of tax	$9,653	$(22,221)	$(39,789)	$71,588
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$10,258	$27,670	$24,917	$53,117
Gain reclassified from AOCI to other income and expense (ineffective portion), net of tax	$—	$256	$—	$1,331
Interest Rate Contracts:
Loss recognized in AOCI, net of tax	$(3,695)	$—	$(3,695)	$—
Loss reclassified from AOCI to interest expense, net of tax	$—	$—	$—	$—
Assuming no change in foreign exchange rates or LIBOR-based interest rates from market rates at June 30, 2016, $36,074 and $(1,010) of gains (losses) recognized in AOCI will be reclassified to revenue and interest expense, respectively, over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 90 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2016, the notional amount of foreign exchange contracts where hedge accounting is not applied was $433,634.
We recognized a loss of $5,146 and $6,660, in other income and expense, for the three months ended June 30, 2016 and 2015, respectively, and $18,115 and $237, for the six months ended June 30, 2016 and 2015, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables summarize the fair value of outstanding derivatives at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$57,505	Other current liabilities	$21,432
Foreign exchange forward contracts	Other assets	44,196	Other liabilities	36,450
Interest rate contracts	Prepaid expenses and other current assets	—	Other current liabilities	1,010
Interest rate contracts	Other assets	—	Other liabilities	4,813
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	5,833	Other current liabilities	8,740
Total fair value of derivative instruments		$107,534		$72,445

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$85,058	Other current liabilities	$1,491
Foreign exchange forward contracts	Other assets	66,309	Other liabilities	4,773
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	6,687	Other current liabilities	4,157
Total fair value of derivative instruments		$158,054		$10,421

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association (ISDA) agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our condensed consolidated balance sheets of offsetting our foreign exchange forward contracts and interest rate contracts subject to such provisions:

	June 30, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$107,534	$—	$107,534	$(42,874)	$—	$64,660
Derivative liabilities	(72,445)	—	(72,445)	42,874	—	(29,571)

	December 31, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$158,054	$—	$158,054	$(10,421)	$—	$147,633
Derivative liabilities	(10,421)	—	(10,421)	10,421	—	—

10.	Other Investments
Other investments include our investment of $37,500 in the preferred stock of Moderna LLC. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of June 30, 2016.

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In May 2015, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, for the three months ended June 30, 2016 and 2015 we repurchased 245 and 132 shares of our common stock at a cost of $34,136 and $23,537, respectively, and during the six months ended June 30, 2016 and 2015, we repurchased 2,328 and 466 shares of our common stock at a cost of $330,651 and $83,563, respectively. As of June 30, 2016, there was a total of $425,213 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2016 and 2015:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2015	$(9,589)	$(785)	$92,670	$(19,995)	$62,301
Other comprehensive income before reclassifications	1,063	3,393	(43,484)	2,121	(36,907)
Amounts reclassified from other comprehensive income	147	70	(24,917)	—	(24,700)
Net other comprehensive income (loss)	1,210	3,463	(68,401)	2,121	(61,607)
Balances, June 30, 2016	$(8,379)	$2,678	$24,269	$(17,874)	$694

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16,570)	$(234)	$87,308	$(13,719)	$56,785
Other comprehensive income before reclassifications	(8,153)	276	71,588	(4,218)	59,493
Amounts reclassified from other comprehensive income	708	(22)	(54,448)	—	(53,762)
Net other comprehensive income (loss)	(7,445)	254	17,140	(4,218)	5,731
Balances, June 30, 2015	$(24,015)	$20	$104,448	$(17,937)	$62,516

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2016	2015	2016	2015
Unrealized Gains (Losses) from Hedging Activity
Foreign exchange contracts (effective portion)	$15,673	$31,622	$38,485	$60,705	Net product sales
Foreign exchange contracts (ineffective portion)	—	293	—	1,521	Foreign currency loss
	15,673	31,915	38,485	62,226
	(5,415)	(3,989)	(13,568)	(7,778)	Income tax provision
	$10,258	$27,926	$24,917	$54,448
Unrealized Gains (Losses) from Marketable Securities
Realized gains (losses) on sale of securities	$151	$22	$(111)	$35	Investment income
	151	22	(111)	35
	(56)	(8)	41	(13)	Income tax provision
	$95	$14	$(70)	$22
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(115)	$(626)	$(229)	$(937)	(a)
	(115)	(626)	(229)	(937)
	54	153	82	229	Income tax provision
	$(61)	$(473)	$(147)	$(708)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 15 for additional details).

13.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2016
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$27,319	$—	$27,319	$—
Cash equivalents	Commercial paper	$30,995	$—	$30,995	$—
Cash equivalents	Corporate bonds	$2,003	$—	$2,003	$—
Cash equivalents	Municipal bonds	$41,892	$—	$41,892	$—
Cash equivalents	Bank certificates of deposit	$2,001	$—	$2,001	$—
Marketable securities	Mutual funds	$12,078	$12,078	$—	$—
Marketable securities	Commercial paper	$116,528	$—	$116,528	$—
Marketable securities	Corporate bonds	$208,378	$—	$208,378	$—
Marketable securities	Municipal bonds	$50,080	$—	$50,080	$—
Marketable securities	Other government-related obligations	$181,549	$—	$181,549	$—
Marketable securities	Bank certificates of deposit	$11,000	$—	$11,000	$—
Marketable securities	Equity securities	$2,888	$2,888	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$63,338	$—	$63,338	$—
Other assets	Foreign exchange forward contracts	$44,196	$—	$44,196	$—
Other current liabilities	Foreign exchange forward contracts	$30,172	$—	$30,172	$—
Other liabilities	Foreign exchange forward contracts	$36,450	$—	$36,450	$—
Other current liabilities	Interest rate contracts	$1,010	$—	$1,010	$—
Other liabilities	Interest rate contracts	$4,813	$—	$4,813	$—
Other current liabilities	Acquisition-related contingent consideration	$58,049	$—	$—	$58,049
Contingent consideration	Acquisition-related contingent consideration	$109,565	$—	$—	$109,565

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

		Fair Value Measurement at December 31, 2015
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$179,898	$—	$179,898	$—
Cash equivalents	Commercial paper	$192,418	$—	$192,418	$—
Cash equivalents	Corporate bonds	$12,250	$—	$12,250	$—
Cash equivalents	Municipal bonds	$60,001	$—	$60,001	$—
Cash equivalents	Other government-related obligations	$31,549	$—	$31,549	$—
Cash equivalents	Bank certificates of deposit	$27,000	$—	$27,000	$—
Marketable securities	Mutual funds	$8,817	$8,817	$—	$—
Marketable securities	Commercial paper	$61,978	$—	$61,978	$—
Marketable securities	Corporate bonds	$120,499	$—	$120,499	$—
Marketable securities	Municipal bonds	$27,110	$—	$27,110	$—
Marketable securities	Other government-related obligations	$156,500	$—	$156,500	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$91,745	$—	$91,745	$—
Other assets	Foreign exchange forward contracts	$66,309	$—	$66,309	$—
Other current liabilities	Foreign exchange forward contracts	$5,648	$—	$5,648	$—
Other liabilities	Foreign exchange forward contracts	$4,773	$—	$4,773	$—
Other current liabilities	Acquisition-related contingent consideration	$55,804	$—	$—	$55,804
Contingent consideration	Acquisition-related contingent consideration	$121,424	$—	$—	$121,424

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2016.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Our derivative assets and liabilities include foreign exchange and interest rate derivatives that are measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk as well as an evaluation of our counterparties’ credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy.
Contingent consideration liabilities related to acquisitions are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of June 30, 2016, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Each reporting period, we adjust the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time.
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $826,000 if all development, regulatory and sales-based milestones are reached. As of June 30, 2016, the fair value of acquisition-related contingent consideration was $167,614. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six months ended
June 30, 2016
Balance at December 31, 2015	$(177,228)
Changes in fair value	9,614
Balance at June 30, 2016	$(167,614)

14.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Provision for income taxes	$55,022	$7,077	$106,454	$22,699
Effective tax rate	32.4%	4.0%	33.9%	8.0%

The tax provision for the three and six months ended June 30, 2016 and 2015 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three and six months ended June 30, 2016 as compared to the same period in the prior year is primarily attributable to the deferred tax costs associated with the distribution of earnings from our captive foreign partnership. This non-cash deferred tax cost increased the effective tax rate by approximately 18%. Additionally, the tax provision for the three and six months ended June 30, 2015 included increased tax benefits associated with Orphan Drug Credits as compared to the same periods in 2016.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Tax years 2013 and 2014 are currently under review by the Examination Division of the Internal Revenue Service (IRS). As of June 30, 2016, we have not been notified of any significant proposed adjustments by the IRS.
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
The components of net periodic benefit cost are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$2,075	$4,861	$4,098	$7,282
Interest cost	56	372	116	552
Expected return on plan assets	(166)	(508)	(329)	(751)
Employee contributions	(403)	(900)	(755)	(1,327)
Amortization	115	626	229	937
Total net periodic benefit cost	$1,677	$4,451	$3,359	$6,693

16.	Facility Lease Obligations
New Haven Facility Lease Obligation
In November 2012 we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded by us during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.
Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of June 30, 2016 and December 31, 2015, our facility lease obligation related to this facility was $135,598 and $132,866, respectively.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at its existing Portsmouth, New Hampshire facility. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of June 30, 2016 and December 31, 2015, we recorded a construction-in-process asset of $65,125 and $19,259 and an offsetting facility lease obligation of $57,715 and $15,229 associated with the manufacturing facility, respectively.
Payments made to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2016, we made $26,000 of payments to Lonza under this agreement, of which $3,380 was applied against the outstanding facility lease obligation and $22,620 was recognized as a prepayment of inventory.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

17.	Commitments and Contingencies
Commitments
Manufacturing Agreements
We have various manufacturing development agreements to support our clinical and commercial product needs. We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,143,638. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $33,670 with other third party manufacturers.

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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion's compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations, which are in the early stages. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. Given the ongoing nature of these investigations, management does not currently believe a loss related to these matters is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously announced, the FDA issued Form 483s in August 2014 and August 2015 related to observations at ARIMF. The inspectional observations from the August 2015 letter have since been closed out by the FDA.
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
In connection with the acquisition and integration of Synageva in 2015, we recorded a restructuring charge of $10,322 for the three and six months ended June 30, 2015 primarily related to employee costs. Synageva restructuring charges were not material for the three and six months ended June 30, 2016.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

In the fourth quarter 2014, we announced plans to relocate our European headquarters from Lausanne to Zurich, Switzerland. The relocation of our European headquarters supports our operational needs based on growth in the European region. During the three and six months ended June 30, 2016, we incurred additional restructuring costs of $369 and $2,015, respectively, as compared to $5,902 and $12,954, for the three and six months ended June 30, 2015, respectively. We expect to pay all remaining accrued amounts related to this restructuring activity by the first quarter of 2017.
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and six months ended June 30, 2016:

	Three months ended June 30,				Six months ended June 30,
	2016				2016
	Employee Separation Costs	Contract Termination Costs	Other Costs	Total	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$1,436	$1,627	$16	$3,079	$6,390	$682	$169	$7,241
Restructuring expenses	—	—	475	475	—	35	892	927
Cash settlements	(537)	(174)	(395)	(1,106)	(4,343)	(682)	(965)	(5,990)
Adjustments to previous estimates	100	(120)	—	(20)	(1,048)	1,298	—	250
Liability, end of period	$999	$1,333	$96	$2,428	$999	$1,333	$96	$2,428

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483s issued by the FDA, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our product and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa, sebelipase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding the government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the short and long term effects of other government healthcare measures, and the effect of shifting

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the Securities and Exchange Commission (SEC).
Business
We are a biopharmaceutical company focused on serving patients with devastating and ultra-rare disorders through the innovation, development and commercialization of life-transforming therapeutic products.
In our complement franchise, Soliris (eculizumab) is the first and only therapeutic approved for patients with either PNH or aHUS. In our metabolic franchise, we commercialize Strensiq (asfotase alfa) for the treatment of patients with HPP and Kanuma (sebelipase alfa) for the treatment of patients with LAL-D.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Refractory Generalized Myasthenia Gravis (gMG)	Phase III
		Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)	Phase III
	Transplant	Delayed Kidney Transplant Graft Function (DGF)	Phase III
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
cPMP (ALXN1101)	Metabolic Disorders	MoCD Type A	Phase II / III
ALXN1007	Inflammatory Disorders	GI Graft versus Host Disease	Phase II
		Anti-phospholipid Syndrome	Phase II
SBC-103	Metabolic Disorders	Mucopolysaccharidoses IIIB (MPS IIIB)	Phase I / II
ALXN1210	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase II
ALXN5500	Next Generation Complement Inhibitor		Phase I

*	Investigator sponsored clinical program

Soliris (eculizumab)
Neurology
Refractory Generalized Myasthenia Gravis (gMG)
Refractory gMG is an ultra-rare autoimmune syndrome characterized by complement activation leading to the failure of neuromuscular transmission. We have completed enrollment of patients in a Phase III multinational, placebo-controlled registration trial of eculizumab in patients with refractory gMG. The FDA, EC and MHLW have granted orphan drug designation for eculizumab as a treatment for patients with refractory gMG.
In June 2016, we announced topline results of the Phase III REGAIN trial. The primary efficacy endpoint of change from baseline in Myasthenia Gravis-Activities of Daily Living Profile (MG-ADL) total score, a patient-reported assessment, at week 26, did not reach statistical significance (p=0.0698) as measured by a worst-rank analysis. The totality of data reviewed to date, including the first three secondary endpoints and a series of prospectively defined sensitivity analyses, shows early and sustained substantial improvements over 26 weeks for patients treated with eculizumab compared to placebo. The safety of eculizumab in this study was consistent with the Soliris labels.
Additional data from the Phase III study was presented in July 2016. The data showed that 18 of 22 pre-defined endpoints and pre-specified analyses in the study, based on the primary and five secondary endpoints, achieved p-values below 0.05. We are in the process of engaging with regulators to develop plans for next steps for eculizumab in refractory gMG.
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Enrollment and dosing are ongoing in a global, randomized, double-blind, placebo-controlled to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

cPMP (ALXN1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we have completed enrollment in a natural history study in patients with MoCD Type A. In October 2013, cPMP received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic form of cPMP replacement therapy in a Phase I healthy volunteer study is complete. In addition, we completed enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A switched from treatment with recombinant cPMP. Enrollment is ongoing in this Phase II/III pivotal open-label, single-arm trial of ALXN1101 for treatment-naïve neonates with MoCD Type A.

ALXN1007
ALXN1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. A proof-of-concept study in patients with an ultra-rare disorder, gastrointestinal graft versus host disease (GI-GVHD), is ongoing. Acute GI-GVHD is an immune-mediated disease and a complication of stem cell transplantation occurring in 10-12 percent of allogenic hematopoietic stem cell transplants. Patients with severe acute GI-GVHD have a 30-40 percent mortality rate within the first six months post-transplant. The study is evaluating patients with GI-GVHD following bone marrow or hematopoietic stem cell transplant experience engrafted hematopoietic cells that attack host gastrointestinal tissues in the first 100 days post-transplant causing damage to the GI tract, liver and skin. In December 2015, we announced that interim data from a Phase II study showed an overall 28 day acute GI-GVHD response rate of 80 percent and a 28 day complete response rate of 70 percent compared to historical response rates of 56 percent and 49 percent, respectively, which supports the continued advancement of ALXN1007 in GI-GVHD. In June 2016, we announced additional interim data from this Phase II study demonstrating an overall 28-day response rate of 77 percent and a complete response rate at days 28 and 56 of 69 percent and 77 percent, respectively in ALXN1007 treated patients.
In addition, enrollment in a Phase II proof-of-concept study in patients with non-criteria manifestations of anti-phospholipid syndrome (APS) was discontinued early due to recruitment difficulties. The study is ongoing for initially enrolled patients. APS is an ultra-rare autoimmune, hypercoagulable state caused by antiphospholipid antibodies.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
SBC-103, a recombinant form of natural human NAGLU is designed to replace the missing (or deficient) NAGLU enzyme. SBC-103 was granted orphan drug designation by the FDA in April 2013 and by the European Medicines Agency (EMA) in June 2013. It received Fast Track designation by the FDA in January 2015.The first-in-human trial of patients with MPS IIIB is ongoing. In March 2016, researchers presented 24-week results from this study that showed a 26.2 percent mean reduction in heparan sulfate in cerebrospinal fluid at the highest dose studied (3mg/kg every other week) in a Phase I/II study at six months. In July 2016, researchers presented preliminary results on brain MRI and neurocognitive assessments performed after 24 weeks of dosing suggesting preliminary evidence of potential for dose-dependent disease stabilization in patients treated with .3, 1, or 3mg/kg every other week of doses of SBC-103. Planned dose escalation of SBC-103 is now ongoing in this trial.
ALXN1210
ALXN1210 is a next-generation complement inhibitor in development for PNH and other indications. Phase I data from the first-in-human single-ascending dose study of ALXN1210 was published in the journal Blood in December 2015. Results showed that ALXN1210 was well-tolerated in healthy volunteers and the mean terminal half-life at least three times longer than that of eculizumab. Based upon longer terminal half-life and healthy volunteer studies, ALXN1210 is suitable for longer dosing intervals than Soliris. Enrollment has completed in a multiple-ascending dose study of ALXN1210 to further evaluate the safety and efficacy of ALXN1210. In June 2016, we announced interim data from this Phase I/II study showing that once-monthly dosing of ALXN1210 achieved rapid and sustained reductions in mean levels of lactate dehydrogenase (LDH) in 100 percent of treated patients. Researchers also reported that, at the time of analysis, 80 percent of patients who required at least 1 blood transfusion in the 12 months prior to treatment with ALXN1210 did not require transfusions while on treatment. Alexion also has initiated an open-label, multi-dose Phase II study of ALXN1210 in patients with PNH that is designed to measure change in LDH levels and safety in several dosing cohorts and intervals evaluating monthly and longer dosing intervals.
Additionally, in June 2016, the EC granted orphan drug designation to ALXN1210, for the treatment of patients with PNH.
Manufacturing
We currently rely on internal manufacturing facilities and third party contract manufacturers, including Lonza to supply clinical and commercial quantities of our commercial products and product candidates. Our internal manufacturing facilities include our Ireland manufacturing facilities, the Rhode Island manufacturing facility (ARIMF), and facilities in Massachusetts and Georgia. We also utilize third party contract manufacturers for other manufacturing services including purification, product filling, finishing, packaging, and labeling.
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,143,638. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing line dedicated to Alexion manufacturing at its existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $33,670 through 2019 with other third party manufacturers.
In March 2013, we received a Warning Letter (Warning Letter) from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously announced, the FDA issued Form 483s in August 2014 and 2015 relating to observations at ARIMF. The inspectional observations from the August 2015 letter have since been closed out by the FDA. We continue to manufacture products, including Soliris, at ARIMF. While the resolution of the issues raised in the Warning Letter is difficult to predict, we

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland. Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned fill/finish facility for our commercial and clinical products. In November 2015, the construction of office, laboratory and packaging facilities in Dublin, Ireland, acquired in April 2014. In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, which is expected to be completed by 2020. In July 2016, we announced plans to construct a new biologics manufacturing facility at our Athlone, Ireland site, which is expected to be completed by 2018.
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
In April 2015, the FASB issued a new standard simplifying the presentation of debt issuance costs. The new standard aligns the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs be presented as a direct deduction from the carrying amount of the related debt. We adopted the provisions of this standard in the first quarter 2016 and reclassified $8,635 of deferred financing costs from other current assets to the current portion of long term debt and $26,714 from other non current assets to long-term debt, less current portion in our consolidated balance sheets as of December 31, 2015.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

In February 2016, the FASB issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
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
Results of Operations
Net Product Sales
Net product sales by product are as follows for the three and six months ended June 30, 2016 and 2015:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2016	2015	Variance	2016	2015	Variance
Net product sales:
Soliris	$701,009	$635,983	10%	$1,365,665	$1,236,316	10%
Strensiq	45,141	—	N/A	78,383	—	N/A
Kanuma	6,396	—	N/A	8,923	—	N/A
	$752,546	$635,983	18%	$1,452,971	$1,236,316	18%
The components of this increase in revenues are as follows:

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Components of change:
Price	(2)%	(2)%
Volume	23%	24%
Foreign exchange	(3)%	(4)%
Total change in net product sales	18%	18%
The increase in net product sales for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to an increase in unit volumes of 23% and 24%, respectively, due to increased demand globally for Soliris therapy for patients with PNH or aHUS and sales of Strensiq and Kanuma during 2016.
Price had a negative impact on net product sales of 2% for the three and six months ended June 30, 2016 due to increases in estimated rebates.
Foreign exchange had a negative impact of 3% and 4% for the three and six months ended June 30, 2016, respectively, as compared to the same period in 2015. The negative impact of $18,346 and $48,488 (inclusive of hedging activity) for the three and six months ended June 30, 2016, respectively, was primarily due to the weakening of the Euro, Japanese Yen and Russian Ruble against the U.S. dollar. We recorded a gain in revenue from our hedging activity of $15,673 and $38,485 related to our foreign currency cash flow hedging program for the three and six months ended June 30, 2016, respectively. We expect the strong dollar compared to other currencies to continue to have a negative impact on revenue in 2016 compared to 2015.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table summarizes cost of sales the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of sales	$60,627	$52,007	$119,613	$121,406
Cost of sales as a percentage of net product sales	8%	8%	8%	10%
We recorded an expense of $24,352 in the first quarter of 2015 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq. The costs were comprised of raw materials, internal overhead and external production costs. This expense did not impact the clinical supply of inventory or the commercial launch of Strensiq.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 8% for the three and six months ended June 30, 2016 and 8% for the three and six months ended June 30, 2015.
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
The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
Clinical development	$54,632	$36,286	$18,346	$104,490	$67,233	$37,257
Product development	31,464	25,529	5,935	61,445	45,069	16,376
Licensing agreements	—	1,750	(1,750)	3,050	114,250	(111,200)
Discovery research	13,547	9,022	4,525	26,414	15,066	11,348
Total external direct expenses	99,643	72,587	27,056	195,399	241,618	(46,219)
Payroll and benefits	69,363	47,714	21,649	140,719	92,052	48,667
Facilities and other costs	10,305	11,392	(1,087)	19,483	19,103	380
Total other R&D expenses	79,668	59,106	20,562	160,202	111,155	49,047
Research and development expense	179,311	131,693	47,618	355,601	352,773	2,828

For the three months ended June 30, 2016, the increase of $47,618 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $21,649 in payroll and benefits expense primarily related to the additional headcount acquired as part of the Synageva acquisition on June 22, 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

•	Increase of $18,346 in external clinical development expenses related primarily to sebelipase alfa and ALXN1210 (see table below).

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

For the six months ended June 30, 2016, the increase of $2,828 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $48,667 in payroll and benefits expense primarily related to the additional headcount acquired as part of the Synageva acquisition on June 22, 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

•	Increase of $37,257 in external clinical development expenses related primarily to sebelipase alfa and ALXN1210, as well as an expansion of studies within our eculizumab program (see table below).

•
Increase of $16,376 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $11,348 in discovery research expenses primarily related to increases in external research expenses associated with our collaboration agreements.
Partially offset by the following:

•	Decrease of $111,200 in licensing agreement expenses primarily related to upfront payments made in the first quarter 2015.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
External direct expenses
Eculizumab	$21,574	$18,428	$3,146	$43,813	$36,452	$7,361
Asfotase alfa	4,595	6,190	(1,595)	9,522	11,041	(1,519)
cPMP	2,780	2,375	405	4,897	4,072	825
ALXN1007	2,182	5,220	(3,038)	4,780	7,253	(2,473)
Sebelipase alfa	6,424	1,000	5,424	11,330	1,000	10,330
ALXN1210	10,042	814	9,228	14,371	1,411	12,960
SBC-103	3,303	—	3,303	4,526	—	4,526
Other programs	1,151	860	291	4,117	1,466	2,651
Unallocated	2,581	1,399	1,182	7,134	4,538	2,596
	$54,632	$36,286	$18,346	$104,490	$67,233	$37,257
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The table below provides information regarding selling, general and administrative expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
Salary, benefits and other labor expense	$141,566	$148,634	$(7,068)	$289,736	$272,737	$16,999
External selling, general and administrative expense	90,236	72,749	17,487	174,627	135,762	38,865
Total selling, general and administrative expense	$231,802	$221,383	$10,419	$464,363	$408,499	$55,864
For the three months ended June 30, 2016, the increase of $10,419 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in external selling, general and administrative expenses of $17,487. The increase was primarily due to an increase in external marketing costs to support the global launches of Strensiq and Kanuma and increased professional fees. The increase was also attributable to additional facilities costs as a result of continuing growth of operations worldwide.

Partially offset by the following:

•
Decrease in salary, benefits and other labor expenses of $7,068. The decrease was primarily a result of a decrease of $29,634 in stock-based compensation expense recorded in June 2015 related to the acceleration of Alexion stock awards for former Synageva employees. This decrease was partially offset by increased staff costs related to commercial development activities to support our infrastructure growth as a global commercial entity and additional global commercial staff costs due to our acquisition of Synageva in the second quarter 2015.

For the six months ended June 30, 2016, the increase of $55,864 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $16,999. The increase was a result of increased staff costs related to commercial development activities to support our infrastructure growth as a global commercial entity and additional global commercial staff costs due to our acquisition of Synageva in the second quarter 2015. This increase was offset by a decrease of $29,634 in stock-based compensation expense recorded in June 2015 related to the acceleration of Alexion stock awards for former Synageva employees.

•
Increase in external selling, general and administrative expenses of $38,865. The increase was primarily due to an increase in external marketing costs to support the global launches of Strensiq and Kanuma and increased professional fees. The increase was also attributable to additional facilities costs as a result of continuing growth of operations worldwide.

Amortization of Purchase Intangible Assets
For the three and six months ended June 30, 2016, we recorded amortization expense of $80,055 and $160,149 respectively, primarily associated with intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Acquisition-related Costs
Acquisition-related costs for the three and six months ended June 30, 2016 and 2015 associated with our business combinations included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Transaction costs (1)	$—	$26,799	$375	$26,799
Integration costs	974	2,978	1,938	2,978
	$974	$29,777	$2,313	$29,777

(1) Transaction costs include investment advisory, legal, and accounting fees
Change in Fair Value of Contingent Consideration
For the three and six months ended June 30, 2016 , the change in fair value of contingent consideration expense associated with our prior business combinations was $5,186 and $(9,614), respectively, as compared to $4,044 and $16,023 for the three and six months ended June 30, 2015, respectively. The change in the fair value of contingent consideration for the six months ended June 30, 2016 as compared the same period in 2015 was primarily due to changes in the likelihood of payments for contingent consideration.
Restructuring Expenses
For the three and six months ended June 30, 2015, we recorded restructuring expenses of $16,224 and $23,276, respectively, primarily related to employee costs in conjunction with the acquisition and integration of Synageva and the relocation of our European headquarters. Restructuring expenses were not material for the three and six months ended June 30, 2016.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2016	2015	Variance	2016	2015	Variance
Investment income	$1,872	$2,226	$(354)	$3,423	$5,110	$(1,687)
Interest expense	(23,793)	(3,971)	(19,822)	(47,683)	(4,622)	(43,061)
Foreign currency gain (loss)	(2,820)	(2,045)	(775)	(2,729)	(1,040)	(1,689)
Total other income and expense	$(24,741)	$(3,790)	$(20,951)	$(46,989)	$(552)	$(46,437)
The increase in interest expense for the three and six months ended June 30, 2016 as compared to the prior year was due to us borrowing $3,500,000 under a term loan facility in connection with the acquisition of Synageva on June 22, 2015.
Income Taxes
During the three and six months ended June 30, 2016, we recorded an income tax provision of $55,022 and $106,454 and an effective tax rate of 32.4% and 33.9%, respectively, compared to an income tax provision of $7,077 and $22,699 and an effective tax rate of 4.0% and 8.0% for the three and six months ended June 30, 2015, respectively.
The tax provision for the three and six months ended June 30, 2016 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three and six months ended June 30, 2016 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership. Additionally, the tax provision for the three and six months ended June 30, 2015 included increased tax benefits associated with Orphan Drug Credits as compared to the same periods in 2016.
We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015	$ Variance
Cash and cash equivalents	$597,550	$1,010,111	$(412,561)
Marketable securities	$582,501	$374,904	$207,597
Long-term debt (includes current portion)	$3,281,250	3,456,250	$(175,000)

Current assets	$2,361,209	$2,416,714	$(55,505)
Current liabilities	658,462	709,615	(51,153)
Working capital	$1,702,747	$1,707,099	$(4,352)

The net decrease in cash and cash equivalents was primarily attributable to cash utilized to repurchase shares, principal payments on our term loan, purchases of property, plant, and equipment and purchases of available for sale securities. Offsetting these decreases in cash were cash generated through operations and proceeds from the maturity or sale of available for sale securities.
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
We have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, including principal and interest payments on our credit facility and contingent payments from our acquisitions, principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary for future acquisitions or other strategic purposes.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At June 30, 2016, three individual customers accounted for an aggregate of 46% of the accounts receivable balance, with these individual customers ranging from 13% to 20% of the accounts receivable balance. At December 31, 2015, three individual customers accounted for an aggregate of 51% of the accounts receivable balance, with these individual customers ranging from 14% to 22% of the accounts receivable balance. For the three and six months ended June 30, 2016, two customers accounted for 16% and 11%, respectively, of our product sales. For the three and six months ended June 30, 2015, two customers accounted for 18% and 11%, respectively, of our product sales.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2016, we have foreign exchange forward contracts with notional amounts totaling $2,420,974. These outstanding foreign exchange forward contracts had a net fair value of $40,912, of which an unrealized gain of $107,534 is included in other current assets and non-current assets, offset by an unrealized loss of $66,622 included in other current liabilities and non-current liabilities. As of June 30, 2016, we have interest rate swaps on our outstanding term loan debt which have a fair value of $(5,823) that is recognized in other current and other non-current liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

At June 30, 2016, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts and interest rate swaps. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $826,000 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $511,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments of approximately $60,000, associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of June 30, 2016 and December 31, 2015, our facility lease obligation related to this facility was $135,598 and $132,866, respectively.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at its existing Portsmouth, New Hampshire facility. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of June 30, 2016 and December 31, 2015, we recorded a construction-in-process asset of $65,125 and $19,259 and an offsetting facility lease obligation of $57,715 and $15,229 associated with the manufacturing facility, respectively.
License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $55,000.
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
In connection with the acquisition of Synageva in June 2015, we borrowed $3,500,000 under the term loan facility and $200,000 under the revolving facility, and we used our available cash for the remaining cash consideration. In June 2015, we repaid the revolving facility in full. As of June 30, 2016, we had $3,281,250 outstanding on the term loan. As of June 30, 2016, we had open letters of credit of $13,829, and our borrowing availability under the revolving facility was $486,171.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,143,638 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $33,670 through 2019 with other third party manufacturers.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At June 30, 2016, approximately $473,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. These subsidiaries will settle any outstanding trade payables prior to having excess cash available which could be repatriated to our entities in the United States. While we intend to reinvest CFC earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so, certain unforeseen future events could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
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
Under the program, for the three months ended June 30, 2016 and 2015 we repurchased 245 and 132 shares of our common stock at a cost of $34,136 and $23,537, respectively, and during the six months ended June 30, 2016 and 2015, we repurchased 2,328 and 466 shares of our common stock at a cost of $330,651 and $83,563, respectively. As of June 30, 2016, there is a total of $425,213 remaining for repurchases under the program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,		$
	2016	2015	Variance
Net cash provided by operating activities	$411,917	$261,256	$150,661
Net cash used in investing activities	(336,340)	(3,228,389)	2,892,049
Net cash (used in) provided by financing activities	(490,350)	3,351,415	(3,841,765)
Effect of exchange rate changes on cash	2,212	(6,158)	8,370
Net change in cash and cash equivalents	$(412,561)	$378,124	$(790,685)
Operating Activities
Cash flows provided by operations for the six months ended June 30, 2016 were $411,917 compared to $261,256 for the six months ended June 30, 2015. The increase was primarily due to an increase in gross margin on product sales of $219,404

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

resulting primarily from an increase in global demand for Soliris and the launch of Strensiq and Kanuma and a decrease in cash outflows related to our licensing arrangements of $111,200. The increase in gross margin was offset by an increase in clinical development costs, interest expense and selling, general and administrative expenses during 2016.
We expect increases in cash flows from operations which will be highly dependent on sales levels, and the related cash collections from sales of our products. We also expect additional cash outflows of approximately $55,000 over the next 12 months related to milestone payments on our license agreements.
Investing Activities
Cash used for investing activities for the six months ended June 30, 2016 were $336,340 compared to $3,228,389 for the six months ended June 30, 2015. The decrease in cash used was primarily due to the payment of $3,939,268 for the six months ended June 30, 2015 related to the Synageva acquisition and net cash flows related to the purchases and maturities of available for sale securities of $(200,836) for the six months ended June 30, 2016, compared to $843,409 for the six months ended June 30, 2015.
Financing Activities
Cash flows (used in) provided by financing activities for the six months ended June 30, 2016 were $(490,350) compared to $3,351,415 for the six months ended June 30, 2015. The decrease was primarily due to the following:

•	Borrowing of $3,654,508, net of issuance costs, under our credit facility, in connection with the acquisition of Synageva in June 2015.

•	Repurchases of common stock of $330,651 for the six months ended June 30, 2016, compared to $83,563 for the six months ended June 30, 2015.
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
(amounts in thousands, except percentages)
Interest Rate Risk
As of June 30, 2016, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(5,945) and $5,095, respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into two interest rate swap agreements in June 2016 that qualified for and are designated as cash flow hedges. The first agreement has a notional amount of $3,281,250 and is effective from effective June 30, 2016 through December 30, 2016. This agreement hedges the contractual floating interest rate of our term loan. As a result of this agreement, the interest rate for our term loan has been fixed at 0.535%, plus the borrowing spread, until December 30, 2016. The second agreement has a notional amount of $656,250 and is effective December 31, 2016 through December 31, 2019. The second agreement converts the floating rate on a portion of our term loan to a fixed rate of 0.98%, plus a borrowing spread, from December 31, 2016 through December 2019. As of June 30, 2016, our interest rate swaps had a fair value of $(5,823). The impact of a hypothetical increase or decrease in interest rates on the fair value of our interest rate swap contract would be offset by a change in the value of the underlying liability. If interest rates were to increase or decrease by 1%, annual interest expense, beginning in 2017, would increase or decrease by $26,250, based on the unhedged portion of our outstanding term loan.

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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies. Approximately 52% of our net product sales were denominated in foreign currencies for the three and six months ended June 30, 2016, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of June 30, 2016 and December 31, 2015, we held foreign exchange forward contracts with notional amounts totaling $2,420,974 and $2,535,490, respectively. As of June 30, 2016 and December 31, 2015, our outstanding foreign exchange forward contracts had a net fair value of $40,912 and $147,633, respectively. The decrease in the net fair value of outstanding foreign exchange forward contracts is primarily due to the decrease in strength of the U.S. dollar as of June 30, 2016 as compared to December 31, 2015 and maturities of foreign exchange forward contracts in 2016.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at June 30, 2016, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $198,568 at June 30, 2016. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations, which are in the early stages. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. Given the ongoing nature of these investigations, management does not currently believe a loss related to these matters is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

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
 In certain countries where we sell or are seeking or may seek to commercialize our products, pricing, coverage and level of reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing and reimbursement on terms that are favorable to us, or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, and the requirements governing drug pricing vary widely from country to country, which may include a combination of distinct potential payers, including private insurance and governmental payers as well as a HTA assessment of medicinal products for pricing and reimbursement methodologies. Therefore, we may not successfully conclude the necessary processes and commercialize our products in every, or even most countries in which we seek to sell our products.
A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may reduce our profitability and adversely affect our financial condition. Certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories. In the United States, the European Union member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce health care costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. See additional discussion below under the headings "Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy and government initiatives that affect coverage and reimbursement of drug products may impact our business in ways that we cannot currently predict and these changes could adversely affect our business and financial condition" and "The credit and financial market conditions may aggravate certain risks affecting our business."
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, or both indications. To the extent we are successful in developing Soliris for indications other than PNH and aHUS, the potential increase in the number of patients receiving Soliris may cause third-party payers to refuse or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS or for any other approved indication, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.
Health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our products may be subject to payer-driven restrictions. Additionally, U.S. payers are increasingly considering new metrics as the basis for reimbursement rates.
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

•
delay or failure in reaching agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we may not generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. We may not accurately forecast demand for our products, especially Strensiq and Kanuma. Strensiq and Kanuma are in the early stages of commercial launch having each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Product demand is dependent on a number of factors. Our investors may have widely varying expectations that may be materially higher or lower than actual revenues and if our revenues are different from these expectations, our stock price may experience significant volatility. Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations and our results of operations could be adversely affected due to unfavorable foreign exchange rates. Although we use derivative instruments to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful.
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

We operate in a highly competitive environment. Soliris is currently the only approved therapy for the treatment of PNH and aHUS. We are in advanced clinical studies of Soliris for the treatment of other diseases, and there are currently no approved drugs for any of these other diseases. Strensiq is currently the only product approved to treat HPP and Kanuma is the only product approved to treat LAL-D. In the future, Soliris may compete with new drugs currently in development, and Strensiq and Kanuma may also experience competition. Other companies have initiated clinical studies for the treatment of PNH and NMO, and we are aware of companies that are planning to initiate studies for diseases that we are also targeting. Our revenues could be negatively affected by clinical trial enrollment with respect to diseases that we also target with approved therapies.
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
As of June 30, 2016, the net carrying value of our goodwill and other intangible assets totaled $9,585,206. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
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
In May 2016 the EU formally adopted the General Data Protection Regulation, which will apply to all EU member states from May 25, 2018 and will replace the current EU Data Protection Directive on that date. The Regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2016	245	$139.30	245	$425,213
May 1-31, 2016	—	$—	—	$425,213
June 1-30, 2016	—	$—	—	$425,213
Total	245	$139.30	245

In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date and we are no obligated to acquire a particular number of shares. In May 2015, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs.

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David Hallal
Date: July 29, 2016		David Hallal Chief Executive Officer (principal executive officer)

	By:	/s/ Vikas Sinha
Date: July 29, 2016		Vikas Sinha, M.B.A., C.A. Executive Vice President and Chief Financial Officer (principal financial officer)