Form 10-Q
period 2016-09-30
ALEXION PHARMACEUTICALS INC
filed 2017-01-04
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
475-230-2596
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
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	223,930,700
Class	Outstanding as of December 29, 2016

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$761,989	$1,010,111
Marketable securities	550,882	374,904
Trade accounts receivable, net	676,837	532,832
Inventories	363,058	289,874
Prepaid expenses and other current assets	241,768	208,993
Total current assets	2,594,534	2,416,714
Property, plant and equipment, net	931,060	697,025
Intangible assets, net	4,467,726	4,707,914
Goodwill	5,037,444	5,047,885
Other assets	262,698	228,343
Total assets	$13,293,462	$13,097,881
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$44,849	$57,360
Accrued expenses	485,234	403,348
Deferred revenue	63,402	20,504
Current portion of long-term debt	322,942	166,365
Current portion of contingent consideration	81,848	55,804
Other current liabilities	36,066	6,234
Total current liabilities	1,034,341	709,615
Long-term debt, less current portion	2,929,384	3,254,536
Facility lease obligation	224,442	151,307
Contingent consideration	126,056	121,424
Deferred tax liabilities	343,794	528,990
Other liabilities	131,342	73,393
Total liabilities	4,789,359	4,839,265
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.0001 par value; 290,000 shares authorized; 231,627 and 230,498 shares issued at September 30, 2016 and December 31, 2015, respectively	23	23
Additional paid-in capital	7,906,523	7,726,560
Treasury stock, at cost, 7,715 and 4,851 shares at September 30, 2016 and December 31, 2015, respectively	(1,110,635)	(710,663)
Accumulated other comprehensive income (loss)	(16,617)	62,301
Retained earnings	1,724,809	1,180,395
Total stockholders' equity	8,504,103	8,258,616
Total liabilities and stockholders' equity	$13,293,462	$13,097,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net product sales	$798,524	$665,791	$2,251,495	$1,902,107
Other revenue	582	846	1,765	1,073
Total revenues	799,106	666,637	2,253,260	1,903,180
Cost of sales	71,095	54,057	190,708	175,463
Operating expenses:
Research and development	195,687	165,664	551,288	518,437
Selling, general and administrative	230,128	212,520	694,491	621,019
Amortization of purchased intangible assets	82,036	36,608	242,185	36,608
Change in fair value of contingent consideration	40,290	29,684	30,676	45,707
Acquisition-related costs	—	6,075	2,313	35,852
Restructuring expenses	564	7,461	1,741	30,737
Total operating expenses	548,705	458,012	1,522,694	1,288,360
Operating income	179,306	154,568	539,858	439,357
Other income and expense:
Investment income	4,626	1,967	8,049	7,077
Interest expense	(24,807)	(19,971)	(72,490)	(24,593)
Foreign currency (loss) gain	(1,011)	2,795	(3,740)	1,755
Income before income taxes	158,114	139,359	471,677	423,596
Income tax provision	63,776	323,116	165,113	345,815
Net income (loss)	$94,338	$(183,757)	$306,564	$77,781
Earnings (loss) per common share
Basic	$0.42	$(0.81)	$1.37	$0.37
Diluted	$0.42	$(0.81)	$1.35	$0.37
Shares used in computing earnings per common share
Basic	224,180	226,228	224,454	209,373
Diluted	226,088	226,228	226,560	211,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$94,338	$(183,757)	$306,564	$77,781
Other comprehensive income (loss), net of tax:
Foreign currency translation	488	(1,847)	2,609	(6,065)
Unrealized (losses) gains on marketable securities	(1,910)	135	1,553	389
Unrealized gains on pension obligation	15	8,932	1,225	1,487
Unrealized (losses) gains on hedging activities, net of tax of $(8,694), $(8,011), $(46,057) and $2,998, respectively	(15,904)	(15,308)	(84,305)	1,832
Other comprehensive (loss) income, net of tax	(17,311)	(8,088)	(78,918)	(2,357)
Comprehensive income (loss)	$77,027	$(191,845)	$227,646	$75,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$306,564	77,781
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	295,259	72,863
Change in fair value of contingent consideration	30,676	45,707
Share-based compensation expense	151,209	160,853
Deferred taxes	95,771	385,915
Change in excess tax benefit from stock options	—	76,291
Unrealized loss on forward contracts	10,666	769
Other	(921)	(1,837)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(129,875)	(90,952)
Inventories	(72,190)	(7,368)
Prepaid expenses and other assets	(119,897)	(80,015)
Accounts payable, accrued expenses and other liabilities	92,775	(147,108)
Deferred revenue	43,267	(8,557)
Net cash provided by operating activities	703,304	484,342
Cash flows from investing activities:
Purchases of available-for-sale securities	(655,974)	(372,537)
Proceeds from maturity or sale of available-for-sale securities	485,382	1,092,968
Purchases of trading securities	(6,173)	(12,249)
Proceeds from sale of trading securities	2,337	8,287
Purchases of property, plant and equipment	(225,995)	(206,224)
Payment for acquisition of business, net of cash acquired	—	(3,939,307)
Other	(1,135)	5,479
Net cash used in investing activities	(401,558)	(3,423,583)
Cash flows from financing activities:
Debt issuance costs	—	(45,492)
Proceeds from revolving credit facility	—	200,000
Proceeds from term loan	—	3,500,000
Payments on revolving credit facility	—	(200,000)
Payments on term loan	(175,000)	(57,500)
Equity issuance costs for shares issued in connection with acquisition of business	—	(4,053)
Change in excess tax benefit from stock options	—	(76,291)
Repurchase of common stock	(399,972)	(175,383)
Net proceeds from issuance of common stock under share-based compensation arrangements	27,760	50,824
Payments of contingent consideration	—	(50,000)
Proceeds from development related grants	—	26,000
Other	(5,325)	(1,718)
Net cash (used in) provided by financing activities	(552,537)	3,166,387
Effect of exchange rate changes on cash	2,669	(7,864)
Net change in cash and cash equivalents	(248,122)	219,282
Cash and cash equivalents at beginning of period	1,010,111	943,999
Cash and cash equivalents at end of period	$761,989	$1,163,281

Supplemental cash flow disclosures from investing and financing activities:
Common stock issued in acquisition of business	$—	$4,917,810
Capitalization of construction costs related to facility lease obligations	$84,838	$40,185
Accrued expenses for purchases of property, plant and equipment	$22,686	$25,165
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. We elected to early adopt this standard during the third quarter of 2016. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. This aspect of the new standard was adopted prospectively, and accordingly we recorded tax benefits of $2,249 and $7,366, respectively, within income tax expense for the three and nine months ended September 30, 2016. The amendments require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, $237,850 associated with previously unrecognized excess tax benefits was recorded as a deferred tax asset and an increase in retained earnings as of the beginning of 2016. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We elected to adopt this provision of the standard prospectively and thus, prior periods have not been adjusted. We have also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur.

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
On June 22, 2015, we completed the acquisition of Synageva, in a transaction accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the assets acquired and liabilities assumed from Synageva were recorded as of the acquisition date at their respective fair values. Synageva's results of operations are included in the consolidated financial statements from the date of acquisition. The acquisition furthered our objective to develop and commercialize life-transforming therapies to an increasing number of patients with devastating and rare diseases. Synageva's lead product candidate was Kanuma, an enzyme replacement therapy for patients suffering with LAL-D, a life-threatening, ultra-rare disease for which there were no approved treatments at the closing of the business combination. The U.S. Food and Drug Administration (FDA) and European Commission approved Kanuma in 2015.
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
The fair value of the assets acquired and liabilities assumed were initially based upon preliminary calculations, and our estimates and assumptions were subject to change as we obtained additional information for our estimates during the measurement period (up to one year from the acquisition date). During the nine months ended September 30, 2016, we recorded fair value adjustments of $10,441 primarily due to tax related items.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Pro forma revenue	$666,637	$1,905,388
Pro forma net loss	(177,854)	(47,565)
Loss per common share
Basic	$(0.79)	$(0.21)
Diluted	$(0.79)	$(0.21)
The unaudited pro forma consolidated results include the following pro forma adjustments related to non-recurring activity:

•
Alexion and Synageva expenses of $33,150 and $127,290, respectively, associated with the accelerated vesting of stock based compensation as a result of the acquisition, were excluded from net income for the nine months ended September 30, 2015.

•
Alexion and Synageva acquisition-related and restructuring costs of $49,367 and $62,071, respectively, were excluded from income for the nine months ended September 30, 2015. Alexion acquisition-related and restructuring costs of $9,223 were excluded from income for the three months ended September 30, 2015.

Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the three and nine months ended September 30, 2016 and 2015 include the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Transaction costs (1)	$—	$—	$375	$26,799
Integration costs	—	6,075	1,938	9,053
	$—	$6,075	$2,313	$35,852

(1) Transaction costs include investment advisory, legal, and accounting fees

For the three and nine months ended September 30, 2015, the acquisition of Synageva resulted in $3,149 and $13,470 of restructuring related charges, respectively. Synageva restructuring related charges were not material for the three and nine months ended September 30, 2016. See Note 18 for additional details.

4.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	September 30,	December 31,
	2016	2015
Raw materials	$17,005	$17,924
Work-in-process	192,279	180,324
Finished goods	153,774	91,626
	$363,058	$289,874

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

5.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		September 30, 2016			December 31, 2015
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$28,507	$(28,507)	$—	$28,507	$(28,504)	$3
Patents	7	10,517	(10,517)	—	10,517	(10,517)	—
Purchased technology	6-16	4,710,495	(358,769)	4,351,726	4,708,495	(116,584)	4,591,911
Acquired IPR&D	Indefinite	116,000	—	116,000	116,000	—	116,000
Total		$4,865,519	$(397,793)	$4,467,726	$4,863,519	$(155,605)	$4,707,914
Goodwill	Indefinite	$5,040,345	$(2,901)	$5,037,444	$5,050,786	$(2,901)	$5,047,885
Amortization expense for the three and nine months ended September 30, 2016 was $82,035 and $242,188, respectively. Amortization expense for the three and nine months ended September 30, 2015 was $36,619 and $36,640, respectively. Total estimated amortization expense for finite-lived intangible assets is $80,035 for the three months ending December 31, 2016, and $320,142 for each of the years ending December 31, 2017 through December 31, 2021.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2015	$5,047,885
Change in goodwill associated with prior acquisition	(10,441)
Balance at September 30, 2016	$5,037,444
Indefinite-lived intangible assets, including IPR&D, are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The value of these assets may become impaired if there are changes since the acquisition date in the underlying assumptions used to estimate expected project sales, development costs and profitability. As of January 4, 2017, we are in the process of completing our annual impairment assessment on our SBC-103 indefinite-lived intangible asset acquired from Synageva. If the results of this assessment indicate that the asset may be impaired, an impairment charge may be recorded during in the fourth quarter of 2016.

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
In connection with entering into the Credit Agreement, we paid $45,492 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three and nine months ended September 30, 2016 was $2,382 and $7,278, respectively. Amortization expense associated with deferred financing costs for the three and nine months ended September 30, 2015 was $2,513 and $3,864, respectively.
We made principal payments of $175,000 during the nine months ended September 30, 2016. As of September 30, 2016, we had $3,281,250 outstanding on the term loan. In December 2016, we made a principle payment of $200,000 on our term loan. As of January 4, 2017, we had $3,081,250 outstanding on the term loan.
As of September 30, 2016, we had open letters of credit of $14,632, and our borrowing availability under the revolving facility was $485,368.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Under the Credit Agreement, we are required to deliver to the administrative agent, not later than 50 days after each fiscal quarter, our quarterly financial statements, and within 5 days thereafter, a compliance certificate.  In November 2016, we obtained a waiver from the necessary lenders for this requirement and the due date for delivery of the financial statements and compliance certificate was extended to January 18, 2017.  The posting of this report on Form 10-Q on our website satisfies the financial statement covenant, and we simultaneously delivered the required compliance certificate, as required by the lenders.

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
The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) used for basic and diluted calculation	$94,338	$(183,757)	$306,564	$77,781
Shares used in computing earnings per common share—basic	224,180	226,228	224,454	209,373
Weighted-average effect of dilutive securities:
Stock awards	1,908	—	2,106	2,435
Shares used in computing earnings per common share—diluted	226,088	226,228	226,560	211,808
Earnings (loss) per common share:
Basic	$0.42	$(0.81)	$1.37	$0.37
Diluted	$0.42	$(0.81)	$1.35	$0.37
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and nine months ended September 30, 2016 were 4,520 and 4,386 shares of common stock, respectively, because their effect was anti-dilutive. Similarly, we excluded 2,437 shares from the calculation of EPS for the nine months ended September 30, 2015 because their effect was anti-dilutive. For the three months ended September 30, 2015, we reported a net loss; therefore, no outstanding stock awards were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Commercial paper	$238,092	$—	$—	$238,092
Corporate bonds	188,009	32	(237)	187,804
Municipal bonds	155,421	1	(116)	155,306
Other government-related obligations:
U.S.	30,503	—	(20)	30,483
Foreign	133,530	4	(105)	133,429
Bank certificates of deposit	14,751	—	—	14,751
Total available-for-sale debt securities	$760,306	$37	$(478)	$759,865
Equity securities	—	1,775	—	1,775
Total available-for-sale securities	$760,306	$1,812	$(478)	$761,640

	December 31, 2015
	Amortized Cost Basis	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
Commercial paper	$254,396	$—	$—	$254,396
Corporate bonds	133,062	23	(336)	132,749
Municipal bonds	87,173	1	(63)	87,111
Other government-related obligations:
U.S.	25,244	—	(94)	25,150
Foreign	163,403	—	(504)	162,899
Bank certificates of deposit	27,000	—	—	27,000
Total available-for-sale securities	$690,278	$24	$(997)	$689,305

The aggregate fair value of available-for-sale securities in an unrealized loss position as of September 30, 2016 and December 31, 2015 were $348,525 and $293,947, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were not material. As of September 30, 2016, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$224,179	$323,218
Marketable securities	537,461	366,087
	$761,640	$689,305

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The fair values of available-for-sale debt securities at September 30, 2016, by contractual maturity, are summarized as follows:

September 30, 2016
Due in one year or less	$508,813
Due after one year through three years	251,052
$759,865

As of September 30, 2016 and December 31, 2015, the fair value of our trading securities was $13,421 and $8,817, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three and nine months ended September 30, 2016 and 2015.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. At September 30, 2016, we had open foreign exchange forward contracts with notional amounts totaling $1,902,227 that qualified for hedge accounting.
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
The impact on accumulated other comprehensive income (AOCI) and earnings from derivative instruments that qualified as cash flow hedges, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Foreign Exchange Contracts:
Gain (loss) recognized in AOCI, net of tax	$(10,402)	$10,206	$(50,191)	$81,794
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$8,237	$25,842	$33,154	$78,959
Gain (loss) reclassified from AOCI to other income and expense (ineffective portion), net of tax	$—	$(328)	$—	$1,003
Interest Rate Contracts:
Gain (loss) recognized in AOCI, net of tax	$2,517	$—	$(1,178)	$—
Loss reclassified from AOCI to interest expense, net of tax	$(218)	$—	$(218)	$—
Assuming no change in foreign exchange rates or LIBOR-based interest rates from market rates at September 30, 2016,

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

$22,182 and $(717) of gains (losses) recognized in AOCI will be reclassified to revenue and interest expense, respectively, over the next 12 months.
We enter into foreign exchange forward contracts, with durations of approximately 90 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2016, the notional amount of foreign exchange contracts where hedge accounting is not applied was $569,590.
We recognized a (loss) gain of $(2,528) and $2,676, in other income and expense, for the three months ended September 30, 2016 and 2015, respectively, and $(20,643) and $2,439, for the nine months ended September 30, 2016 and 2015, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were largely offset by gains or losses in monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$48,014	Other current liabilities	$25,831
Foreign exchange forward contracts	Other assets	31,122	Other liabilities	38,392
Interest rate contracts	Prepaid expenses and other current assets	229	Other current liabilities	946
Interest rate contracts	Other assets	—	Other liabilities	797
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	2,306	Other current liabilities	9,113
Total fair value of derivative instruments		$81,671		$75,079

	December 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$85,058	Other current liabilities	$1,491
Foreign exchange forward contracts	Other assets	66,309	Other liabilities	4,773
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	6,687	Other current liabilities	4,157
Total fair value of derivative instruments		$158,054		$10,421

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

Although we do not offset derivative assets and liabilities within our condensed consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our condensed consolidated balance sheets of offsetting our foreign exchange forward contracts and interest rate contracts subject to such provisions:

	September 30, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$81,671	$—	$81,671	$(49,423)	$—	$32,248
Derivative liabilities	(75,079)	—	(75,079)	49,423	—	(25,656)

	December 31, 2015
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$158,054	$—	$158,054	$(10,421)	$—	$147,633
Derivative liabilities	(10,421)	—	(10,421)	10,421	—	—

10.	Other Investments
Other investments include our investment of $37,500 in the preferred stock of Moderna LLC. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of September 30, 2016.

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In May 2015, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, for the three months ended September 30, 2016 and 2015 we repurchased 536 and 556 shares of our common stock at a cost of $69,321 and $91,820, respectively, and during the nine months ended September 30, 2016 and 2015, we repurchased 2,864 and 1,022 shares of our common stock at a cost of $399,972 and $175,383, respectively.
Subsequent to September 30, 2016, we repurchased 250 shares of our common stock under our repurchase program at a cost of $30,695. As of January 4, 2017, there was a total of $325,197 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2016 and 2015:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2015	$(9,589)	$(785)	$92,670	$(19,995)	$62,301
Other comprehensive income before reclassifications	1,003	1,893	(51,369)	2,609	$(45,864)
Amounts reclassified from other comprehensive income	222	(340)	(32,936)	—	$(33,054)
Net other comprehensive income (loss)	1,225	1,553	(84,305)	2,609	(78,918)
Balances, September 30, 2016	$(8,364)	$768	$8,365	$(17,386)	$(16,617)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16,570)	$(234)	$87,308	$(13,719)	$56,785
Other comprehensive income before reclassifications	1,394	412	81,794	(6,065)	77,535
Amounts reclassified from other comprehensive income	93	(23)	(79,962)	—	(79,892)
Net other comprehensive income (loss)	1,487	389	1,832	(6,065)	(2,357)
Balances, September 30, 2015	$(15,083)	$155	$89,140	$(19,784)	$54,428

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2016	2015	2016	2015
Unrealized Gains (Losses) from Hedging Activity
Foreign exchange contracts (effective portion)	$12,769	$29,534	$51,254	$90,240	Net product sales
Foreign exchange contracts (ineffective portion)	—	(375)	—	1,146	Foreign currency (loss) gain
Interest rate contracts	(344)	—	(344)	—	Interest expense
	12,425	29,159	50,910	91,386
	(4,406)	(3,645)	(17,974)	(11,424)	Income tax provision
	$8,019	$25,514	$32,936	$79,962
Unrealized Gains (Losses) from Marketable Securities
Realized gains on sale of securities	$647	$—	$536	$35	Investment income
	647	—	536	35
	(237)	—	(196)	(12)	Income tax provision
	$410	$—	$340	$23
Defined Benefit Pension Plans
Amortization of prior service costs and actuarial losses	$(117)	$(313)	$(346)	$(939)	(a)
Other	—	821	—	821	(a)
	(117)	508	(346)	(118)
	42	(107)	124	25	Income tax provision
	$(75)	$401	$(222)	$(93)
(a) This AOCI component is included in the computation of net periodic pension benefit cost (see Note 15 for additional details).

13.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2016
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$83,864	$—	$83,864	$—
Cash equivalents	Commercial paper	$96,765	$—	$96,765	$—
Cash equivalents	Corporate bonds	$6,003	$—	$6,003	$—
Cash equivalents	Municipal bonds	$93,659	$—	$93,659	$—
Cash equivalents	Bank certificates of deposit	$1,750	$—	$1,750	$—
Cash equivalents	Other government-related obligations	$26,002	$—	$26,002	$—
Marketable securities	Mutual funds	$13,421	$13,421	$—	$—
Marketable securities	Commercial paper	$141,327	$—	$141,327	$—
Marketable securities	Corporate bonds	$181,801	$—	$181,801	$—
Marketable securities	Municipal bonds	$61,647	$—	$61,647	$—
Marketable securities	Other government-related obligations	$137,910	$—	$137,910	$—
Marketable securities	Bank certificates of deposit	$13,001	$—	$13,001	$—
Marketable securities	Equity securities	$1,775	$1,775	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$50,320	$—	$50,320	$—
Other assets	Foreign exchange forward contracts	$31,122	$—	$31,122	$—
Other current liabilities	Foreign exchange forward contracts	$34,944	$—	$34,944	$—
Other liabilities	Foreign exchange forward contracts	$38,392	$—	$38,392	$—
Prepaid expenses and other current assets	Interest rate contracts	$229	$—	$229	$—
Other current liabilities	Interest rate contracts	$946	$—	$946	$—
Other liabilities	Interest rate contracts	$797	$—	$797	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$81,848	$—	$—	$81,848
Contingent consideration	Acquisition-related contingent consideration	$126,056	$—	$—	$126,056

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

		Fair Value Measurement at December 31, 2015
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Institutional money market funds	$179,898	$—	$179,898	$—
Cash equivalents	Commercial paper	$192,418	$—	$192,418	$—
Cash equivalents	Corporate bonds	$12,250	$—	$12,250	$—
Cash equivalents	Municipal bonds	$60,001	$—	$60,001	$—
Cash equivalents	Other government-related obligations	$31,549	$—	$31,549	$—
Cash equivalents	Bank certificates of deposit	$27,000	$—	$27,000	$—
Marketable securities	Mutual funds	$8,817	$8,817	$—	$—
Marketable securities	Commercial paper	$61,978	$—	$61,978	$—
Marketable securities	Corporate bonds	$120,499	$—	$120,499	$—
Marketable securities	Municipal bonds	$27,110	$—	$27,110	$—
Marketable securities	Other government-related obligations	$156,500	$—	$156,500	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$91,745	$—	$91,745	$—
Other assets	Foreign exchange forward contracts	$66,309	$—	$66,309	$—
Other current liabilities	Foreign exchange forward contracts	$5,648	$—	$5,648	$—
Other liabilities	Foreign exchange forward contracts	$4,773	$—	$4,773	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$55,804	$—	$—	$55,804
Contingent consideration	Acquisition-related contingent consideration	$121,424	$—	$—	$121,424

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2016.

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
As of September 30, 2016, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $826,000 if all development, regulatory and sales-based milestones are reached. As of September 30, 2016, the fair value of acquisition-related contingent consideration was $207,904. The following table represents a roll-forward of our acquisition-related contingent consideration:

Nine months ended
September 30, 2016
Balance at December 31, 2015	$(177,228)
Changes in fair value	(30,676)
Balance at September 30, 2016	$(207,904)

In the fourth quarter 2016, the criteria was met for the achievement of a milestone payment associated with our acquisition of Enobia Pharma Corp. In connection with this, $60,000 was paid in December 2016.

14.	Income Taxes
The following table provides a comparative summary of our income tax provision and effective tax rate for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Provision for income taxes	$63,776	$323,116	$165,113	$345,815
Effective tax rate	40.3%	231.9%	35.0%	81.6%

The tax provision for the three and nine months ended September 30, 2016 and 2015 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and nine months ended September 30, 2016 as compared to the same period in the prior year is primarily attributable to a one-time tax charge recorded in Q3 2015 of $315,569 associated with integration of the Synageva business, partially offset by the deferred tax cost

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

associated with a distribution of 2016 earnings from our captive foreign partnership. The partnership earnings we distributed were not previously subject to our indefinite reinvestment assertion.
Tax years 2013 and 2014 are currently under review by the Examination Division of the Internal Revenue Service (IRS). As of September 30, 2016, we have not been notified of any significant proposed adjustments by the IRS.
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
The components of net periodic benefit cost are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$2,113	$2,380	$6,211	$7,241
Interest cost	56	179	172	551
Expected return on plan assets	(167)	(248)	(496)	(756)
Employee contributions	(448)	(442)	(1,203)	(1,342)
Amortization	117	313	346	939
Other	—	(821)	—	(821)
	$1,671	$1,361	$5,030	$5,812

16.	Facility Lease Obligations
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
Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of September 30, 2016 and December 31, 2015, our facility lease obligation related to this facility was $135,442 and $132,866, respectively.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at its existing Portsmouth, New Hampshire facility. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of September 30, 2016 and December 31, 2015, we recorded a construction-in-process asset of $100,068 and $19,259 and an offsetting facility lease obligation of $89,668 and $15,229 associated with the manufacturing facility, respectively.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2016, we incurred $49,000 of payments to Lonza under this agreement, of which $6,370 was applied against the outstanding facility lease obligation and $42,630 was recognized as a prepayment of inventory.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

17.	Commitments and Contingencies
Commitments
Manufacturing Agreements
We have various manufacturing development agreements to support our clinical and commercial product needs. We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,122,029. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $33,000 with other third party manufacturers.

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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion's compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of such loss or range of loss, if any.
Several securities class action lawsuits have been filed against the Company and former officers in federal district court alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule 10b-5, promulgated thereunder, alleging that defendants made misstatements and/or omissions concerning the Company’s sales of Soliris.
On November 17, 2016, a shareholder filed a putative class action in the U.S. District Court for the Southern District of New York.  While the litigation was in the early stages, and before defendants had responded to the complaint, on December 30, 2016 plaintiffs filed a notice of voluntary dismissal and dismissed all claims without prejudice.
On December 29, 2016, a second shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris between February 10, 2014 and December 9, 2016.  The litigation is in the early stages, and defendants have not yet responded to the complaint.  Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in thousands, except per share amounts)

In December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion,  Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients.  Other companies have disclosed similar inquiries. We are cooperating with this inquiry.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously disclosed, the FDA issued Form 483s in August 2014 and August 2015 related to observations at ARIMF and the inspectional observations from the August 2014 and 2015 Form 483s have since been closed out by the FDA. During July 2016, the FDA completed a routine inspection at ARIMF and have since confirmed receipt of our responses to the inspectional observations included in the Form 483 received during that inspection. The observations are inspectional and do not represent a final FDA determination of compliance. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

18.	Restructuring
In connection with the acquisition and integration of Synageva in 2015, we recorded restructuring charges of $3,149 and $13,470 for the three and nine months ended September 30, 2015, respectively, primarily related to employee costs. Synageva restructuring charges were not material for the three and nine months ended September 30, 2016.
In the fourth quarter 2014, we announced plans to relocate our European headquarters from Lausanne to Zurich, Switzerland. The relocation of our European headquarters supports our operational needs based on growth in the European region. During the three and nine months ended September 30, 2016, we incurred additional restructuring costs of $377 and $2,392, respectively, as compared to $4,312 and $17,267, for the three and nine months ended September 30, 2015, respectively.
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016				Nine months ended September 30, 2016
	Employee Separation Costs	Contract Termination Costs	Other Costs	Total	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$999	$1,333	$96	$2,428	$6,390	$682	$169	$7,241
Restructuring expenses	—	—	564	564	—	35	1,456	1,491
Cash settlements	—	(335)	(495)	(830)	(4,343)	(1,017)	(1,460)	(6,820)
Adjustments to previous estimates	—	—	—	—	(1,048)	1,298	—	250
Liability, end of period	$999	$998	$165	$2,162	$999	$998	$165	$2,162

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483s issued by the FDA, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing commercial infrastructure and interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our product and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa, sebelipase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the class action filed in December 2016, and the Audit Committee Investigation, risks related to potential disruptions to our business as a result of the leadership changes and transition announced in December 2016, the risk that hiring a new CEO may take longer than anticipated, the short and long term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors”. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Recent Developments
As previously reported, the Audit and Finance Committee of the Company’s Board of Directors (Audit Committee) commenced an investigation of allegations made by a former employee concerning the Company's Soliris sales practices. The former employee alleged that certain of such practices resulted in certain customers placing orders for shipments of Soliris in an earlier fiscal quarter than the fiscal quarter they otherwise would have (referred to here as pull-in or advanced sales, and more fully described below). The former employee alleged that such practices were used by the Company in order to meet certain financial targets and at times involved inappropriate business conduct. The Audit Committee conducted its investigation (Audit Committee Investigation) with the assistance of outside counsel, forensic accountants and other accounting firm advisors. The Audit Committee Investigation is substantially complete, and no further investigative procedures are currently planned except as necessary to respond to regulatory inquiries, if any, or because of matters that arise in the ordinary course of the Company's future business activities.
The Audit Committee concluded based on the facts of the investigation that the Company’s previously issued financial results do not require restatement. In addition, the Audit Committee Investigation did not identify any instances of improper revenue recognition associated with pull-in sales, instances where Soliris orders were not placed by customers for patients in order to fulfill an actual need, or instances where Soliris was sold to build stock of unwanted product. However, the Company concluded and the Audit Committee concurred that there was a material weakness in the Company's internal controls over financial reporting because senior management did not set an appropriate "Tone at the Top" for an effective control environment and such failure resulted in inappropriate business conduct, including conduct that was inconsistent with, and in violation of, the Company's policies and procedures. The Audit Committee Investigation found that senior management applied pressure on personnel to use pull-in sales to meet targets, and such pressure was particularly significant during the fourth quarter of 2015. The Audit Committee Investigation also found that certain Company personnel engaged in inappropriate business conduct to realize pull-in sales, as a result of pressure from senior management. Additional information concerning the Audit Committee Investigation is described further below.
For purposes of this Quarterly Report on Form 10-Q, "pull-in" or "advanced" sales are certain Soliris sales transactions, coordinated by Company personnel (primarily personnel in the customer operations department in their capacity as coordinators for the shipment of orders for customers) that increase revenue recognized in an earlier fiscal quarter than the one in which a sale otherwise would have occurred and result in a corresponding decrease in the revenue that will be recognized in the subsequent fiscal quarter. The Company is able to forecast the estimated date of certain shipments of Soliris due to customer order history, known infusion dates, or other similar data to support the operations of our business and patient needs. Pull-in sales may occur, for example, when a customer, as a result of encouragement by a Company employee, places an order for a patient earlier than the customer might otherwise place the order. Pull-in sales are not inherently problematic or impermissible, when in accordance with U.S. GAAP. The Audit Committee Investigation included a review of sales transactions for evidence of pull-in sales, the reasons for pull-in sales, whether such transactions were conducted in accordance with the Company's policies and procedures, and whether revenue from pull-in sales was properly recognized in accordance with U.S. GAAP.
The Audit Committee Investigation concluded that revenue from the pull-in sales under review was appropriately recognized in the quarter in which such sales actually occurred and that there were no financial statement errors related to the pull-in sales. However, the Audit Committee Investigation found that certain revenue pulled into the fourth quarter of 2015 from the first quarter of 2016 was realized as the result of employee actions that involved inappropriate business conduct, including conduct that was inconsistent with, and in violation of Company policies and procedures. Pull-in sales during the fourth quarter of 2015 were estimated to be between approximately $10 million to $17 million and were significantly higher than for other quarters. Some portion of these estimated sales did not involve inappropriate business conduct. These estimated pull-in sales represented less than 1% of total revenue for 2015.
During the past two completed fiscal years and through the third quarter of 2016, but excluding the fourth quarter of 2015, pull-in sales were estimated to be between $1 million to $7 million in the aggregate, representing 0% - 1% of total revenue.
Although pull-in sales are not inherently problematic or impermissible, they must not be realized through violations of the Company’s policies and procedures and must be in accordance with U.S. GAAP. The Audit Committee Investigation found that senior management failed to set an appropriate Tone at the Top for an effective control environment and senior management failed to reinforce the need for compliance with the Company’s policies and procedures which contributed to inappropriate business conduct in connection with some pull-in sales, including conduct that was inconsistent with, and in violation of, Company policies and procedures. The conclusions of the Audit Committee Investigation concerning the material weakness in the Company's internal controls over financial reporting are discussed further under Item 4 “Controls and Procedures” in this Form 10-Q.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Refractory Generalized Myasthenia Gravis (gMG)	Phase III
		Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)	Phase III
	Transplant	Delayed Kidney Transplant Graft Function (DGF)	Phase III
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Living Donor	Phase II
		Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
		Treatment of Antibody Mediated Rejection (AMR) Following Renal Transplantation*	Phase II
cPMP (ALXN1101)	Metabolic Disorders	MoCD Type A	Phase II / III
ALXN1007	Inflammatory Disorders	GI Graft versus Host Disease	Phase II
		Anti-phospholipid Syndrome	Phase II
SBC-103	Metabolic Disorders	Mucopolysaccharidoses IIIB (MPS IIIB)	Phase I / II
ALXN1210 (IV)	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase III
		Atypical Hemolytic Uremic Syndrome (aHUS)	Phase III
ALXN1210 (SubQ)	Next Generation Complement Inhibitor		Phase I

*	Investigator sponsored clinical program

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Additional data from the Phase III study was presented in July 2016. The data showed that 18 of 22 pre-defined endpoints and pre-specified analyses in the study, based on the primary and five secondary endpoints, achieved p-values below 0.05. Based upon meetings with the FDA and EMA, we are seeking regulatory approval for eculizumab in refractory gMG in the U.S. and Europe.
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. Enrollment and dosing are ongoing in a global, randomized, double-blind, placebo-controlled trial to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.
Transplant
Delayed Kidney Transplant Graft Function (DGF)
DGF is the term used to describe the failure of a kidney or other organs to function immediately after transplantation due to ischemia-reperfusion and immunological injury. Eculizumab has been granted orphan drug designation for DGF by the FDA and the EC granted orphan drug designation to eculizumab for prevention of DGF after solid organ transplantation. In December 2016, we announced that the primary endpoint from our single, multinational, placebo controlled DGF registration trial did not reach statistical significance.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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

ALXN1007
ALXN1007 is a novel humanized antibody designed to target rare and severe inflammatory disorders and is a product of our proprietary antibody discovery technologies. We have completed enrollment in both a Phase I single-dose, dose escalating safety and pharmacology study in healthy volunteers, as well as in a multi-dose, dose escalating safety and pharmacology study in healthy volunteers. A proof-of-concept study in patients with an ultra-rare disorder, gastrointestinal graft versus host disease (GI-GVHD), is ongoing. Acute GI-GVHD is an immune-mediated disease and a complication of stem cell transplantation occurring in 10-12 percent of allogenic hematopoietic stem cell transplants. Patients with severe acute GI-GVHD have a 30-40 percent mortality rate within the first six months post-transplant. The study is evaluating patients with GI-GVHD following bone marrow or hematopoietic stem cell transplant experience engrafted hematopoietic cells that attack host gastrointestinal tissues in the first 100 days post-transplant causing damage to the GI tract, liver and skin. In December 2015, we announced that interim data from a Phase II study showed an overall 28 day acute GI-GVHD response rate of 80 percent and a 28 day complete response rate of 70 percent compared to historical response rates of 56 percent and 49 percent, respectively, which supports the continued advancement of ALXN1007 in GI-GVHD. In June 2016, we announced additional interim data from this Phase II study demonstrating an overall 28-day response rate of 77 percent and a complete response rate at days 28 and 56 of 69 percent and 77 percent, respectively in ALXN1007 treated patients. In October 2016 and August 2016, the FDA and EC, respectively, granted orphan drug designation to ALXN1007 for the treatment of acute graft-versus-host disease.
In addition, enrollment in a Phase II proof-of-concept study in patients with non-criteria manifestations of anti-phospholipid syndrome (APS) was discontinued early due to recruitment difficulties. The study is complete for initially enrolled patients. APS is an ultra-rare autoimmune, hypercoagulable state caused by antiphospholipid antibodies.

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
ALXN1210
ALXN1210 is an innovative, long-acting complement inhibitor in development for PNH, aHUS and future indications. Phase I data from the first-in-human single-ascending dose study of ALXN1210 was published in the journal Blood in December 2015. Results showed that ALXN1210 was well-tolerated in healthy volunteers and the mean terminal half-life at least three times longer than that of eculizumab. Based upon longer terminal half-life and healthy volunteer studies, ALXN1210 is suitable for longer dosing intervals than Soliris. Enrollment has completed in a multiple-ascending dose study of ALXN1210 to further evaluate the safety and efficacy of ALXN1210.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Paroxysmal Nocturnal Hemoglobinuria (PNH)
In June 2016, we announced interim data from a Phase I/II study in patients with PNH showing that once-monthly dosing of ALXN1210 achieved rapid and sustained reductions in hemolysis, as measured by mean levels of lactate dehydrogenase (LDH), in 100 percent of treated patients. Chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). Researchers also reported that, at the time of analysis, 80 percent of patients who required at least 1 blood transfusion in the 12 months prior to treatment with ALXN1210 did not require transfusions while on treatment. We have completed enrollment and treatment is ongoing in an open-label, multi-dose Phase II study of ALXN1210 in patients with PNH designed to measure reductions in hemolysis and safety in several dosing cohorts and intervals evaluating monthly and longer dosing intervals. We have initiated a Phase III open-label, multinational, active-controlled study of ALXN1210 compared to eculizumab (Soliris) in adult patients with PNH who have never been treated with a complement inhibitor. The study will evaluate ALXN1210 administered intravenously every eight weeks. We initiated recruitment for this trial in 2016.
Additionally, in June 2016, the EC granted orphan drug designation to ALXN1210, for the treatment of patients with PNH.
Atypical Hemolytic Uremic Syndrome (aHUS)
We initiated a Phase III open-label, single arm, multicenter study with the primary objective of assessing the safety and efficacy of ALXN1210 to inhibit thrombotic microangiopathy (TMA) in adolescent and adult patients with aHUS who have never been treated with a complement inhibitor. In patients with aHUS, complement-mediated TMA leads to life-threatening damage to the kidney, brain, heart and other vital organs. The study will evaluate ALXN1210 administered intravenously every eight weeks. We initiated recruitment for this trial in 2016 and also plan to initiate a Phase III trial of ALXN1210 in pediatric patients with aHUS in 2017.
SubQ
We have initiated dosing in a Phase I study in healthy volunteers to evaluate ALXN1210 delivered subcutaneously.
Manufacturing
We currently rely on internal manufacturing facilities and third party contract manufacturers, including Lonza Group AG and its affiliates (Lonza), to supply clinical and commercial quantities of our commercial products and product candidates. Our internal manufacturing facilities include our Ireland manufacturing facilities, the Rhode Island manufacturing facility (ARIMF), and facilities in Massachusetts and Georgia. We also utilize third party contract manufacturers for other manufacturing services including purification, product filling, finishing, packaging, and labeling.
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,122,029. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at its existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $33,000 through 2019 with other third party manufacturers.
In March 2013, we received a Warning Letter (Warning Letter) from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously disclosed, the FDA issued Form 483s in August 2014 and 2015 relating to observations at ARIMF and the inspectional observations from the August 2014 and 2015 Form 483s have since been closed out by the FDA. During July 2016, the FDA completed a routine inspection at ARIMF and have since confirmed receipt of our responses to the inspectional observations included in the Form 483 received during that inspection. We continue to manufacture products, including Soliris, at ARIMF and we anticipate that the supply of Soliris to patients will not be interrupted as a result of the inspectional observations. While the resolution of the issues raised in the Warning Letter is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland. Following refurbishment of the facility, and after successful completion of the appropriate validation processes and regulatory approvals, the facility will become our first company-owned fill/finish facility for our commercial and clinical products. In November 2015, we completed the construction

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

of office, laboratory and packaging facilities in Dublin, Ireland. In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, which is expected to be completed by 2020. In July 2016, we announced plans to construct a new biologics manufacturing facility at our Athlone, Ireland site, which is expected to be completed by 2018.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

after December 15, 2018 and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. We elected to early adopt this standard during the third quarter of 2016. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. This aspect of the new standard was adopted prospectively, and accordingly we recorded tax benefits of $2,249 and $7,366, respectively, within income tax expense for the three and nine months ended September 30, 2016. The amendments require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, $237,850 associated with previously unrecognized excess tax benefits was recorded as a deferred tax asset and an increase in retained earnings as of the beginning of 2016. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We elected to adopt this provision of the standard prospectively and thus, prior periods have not been adjusted. We have also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur.
Results of Operations
Net Product Sales
Net product sales by product are as follows for the three and nine months ended September 30, 2016 and 2015:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2016	2015	Variance	2016	2015	Variance
Net product sales:
Soliris	$728,851	$665,404	10%	$2,094,516	$1,901,720	10%
Strensiq	60,531	357	-	138,914	357	-
Kanuma	9,142	30	-	18,065	30	-
	$798,524	$665,791	20%	$2,251,495	$1,902,107	18%
The components of this increase in revenues are as follows:

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Components of change:
Price	—%	(2)%
Volume	23%	23%
Foreign exchange	(3)%	(3)%
Total change in net product sales	20%	18%
The increase in net product sales for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was primarily due to an increase in unit volumes of 23%, due to increased demand globally for Soliris therapy for patients with PNH or aHUS and sales of Strensiq and Kanuma during 2016.
Price had a negative impact on net product sales of 2% for the nine months ended September 30, 2016.
Foreign exchange had a negative impact of 3% for the three and nine months ended September 30, 2016, as compared to the same period in 2015. The negative impact of $16,384 and $64,334 (inclusive of hedging activity) for the three and nine months ended September 30, 2016, respectively, was primarily due to the weakening of the Euro, Japanese Yen and Russian Ruble against the U.S. dollar. We recorded a gain in revenue from our hedging activity of $12,769 and $51,254 related to our foreign currency cash flow hedging program for the three and nine months ended September 30, 2016, respectively. We expect the strong dollar compared to other currencies to continue to have a negative impact on revenue in 2016 compared to 2015.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

The following table summarizes cost of sales the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of sales	$71,095	$54,057	$190,708	$175,463
Cost of sales as a percentage of net product sales	9%	8%	8%	9%
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
The following table provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
Clinical development	$57,993	$42,086	$15,907	$162,483	$109,319	$53,164
Product development	42,295	38,309	3,986	103,740	83,378	20,362
Licensing agreements	1,489	—	1,489	4,539	114,250	(109,711)
Discovery research	14,582	13,056	1,526	40,996	28,122	12,874
Total external direct expenses	116,359	93,451	22,908	311,758	335,069	(23,311)
Payroll and benefits	68,996	62,754	6,242	209,715	154,806	54,909
Facilities and other costs	10,332	9,459	873	29,815	28,562	1,253
Total other R&D expenses	79,328	72,213	7,115	239,530	183,368	56,162
Research and development expense	195,687	165,664	30,023	551,288	518,437	32,851

For the three months ended September 30, 2016, the increase of $30,023 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $6,242 in payroll and benefits expense primarily related to the continued global expansion of staff supporting our increasing number of clinical and development programs.

•	Increase of $15,907 in external clinical development expenses related primarily to ALXN1210 (see table below).
For the nine months ended September 30, 2016, the increase of $32,851 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $54,909 in payroll and benefits expense primarily related to the additional headcount acquired as part of the Synageva acquisition on June 22, 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

•	Increase of $53,164 in external clinical development expenses related primarily to sebelipase alfa and ALXN1210, as well as an expansion of studies within our eculizumab program (see table below).

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

•
Increase of $20,362 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $12,874 in discovery research expenses primarily related to increases in external research expenses associated with our collaboration agreements.
Partially offset by the following:

•	Decrease of $109,711 in licensing agreement expenses primarily related to upfront payments made in the first quarter 2015.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
External direct expenses
Eculizumab	$22,614	$19,770	$2,844	$66,427	$56,222	$10,205
Asfotase alfa	5,355	5,717	(362)	14,877	16,758	(1,881)
cPMP	2,359	2,035	324	7,256	6,107	1,149
ALXN1007	1,610	4,317	(2,707)	6,390	11,570	(5,180)
Sebelipase alfa	6,342	3,871	2,471	17,672	4,871	12,801
ALXN1210	12,564	2,056	10,508	26,935	3,467	23,468
SBC-103	2,580	1,573	1,007	7,106	1,573	5,533
Other programs	1,629	3,282	(1,653)	5,746	4,749	997
Unallocated	2,940	(535)	3,475	10,074	4,002	6,072
	$57,993	$42,086	$15,907	$162,483	$109,319	$53,164
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
Salary, benefits and other labor expense	$132,105	$132,739	$(634)	$421,841	$405,476	$16,365
External selling, general and administrative expense	98,023	79,781	18,242	272,650	215,543	57,107
Total selling, general and administrative expense	$230,128	$212,520	$17,608	$694,491	$621,019	$73,472
For the three months ended September 30, 2016, the increase of $17,608 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in external selling, general and administrative expenses of $18,242. The increase was primarily due to additional investment in the global infrastructure to support the launches of Strensiq and Kanuma and an increase in legal expenses.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

For the nine months ended September 30, 2016, the increase of $73,472 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $16,365. The increase was a result of increased staff costs of our commercial activities to support the global launches of Strensiq and Kanuma. This increase was offset by a decrease in stock-based compensation expense recorded in June 2015 related to the acceleration of Alexion stock awards for former Synageva employees.

•
Increase in external selling, general and administrative expenses of $57,107. The increase was primarily due to additional investment in the global infrastructure and external marketing costs to support the launches of Strensiq and Kanuma and an increase in legal expenses.

Amortization of Purchase Intangible Assets
For the three and nine months ended September 30, 2016, we recorded amortization expense of $82,036 and $242,185 respectively, as compared to $36,608 for the three and nine months ended September 30, 2015. The increase in the amortization expense for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 resulted from the amortization of intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.
Acquisition-related Costs
Acquisition-related costs for the three and nine months ended September 30, 2016 and 2015 associated with our business combinations included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Transaction costs (1)	$—	$—	$375	$26,799
Integration costs	—	6,075	1,938	9,053
	$—	$6,075	$2,313	$35,852

(1) Transaction costs include investment advisory, legal, and accounting fees
Change in Fair Value of Contingent Consideration
For the three and nine months ended September 30, 2016 , the change in fair value of contingent consideration expense associated with our prior business combinations was $40,290 and $30,676, respectively, as compared to $29,684 and $45,707 for the three and nine months ended September 30, 2015, respectively. The change in the fair value of contingent consideration for the three and nine months ended September 30, 2016 and 2015 was primarily due to changes in the likelihood of payments for contingent consideration associated with our acquisition of Enobia Pharma Corp.
Restructuring Expenses
For the three and nine months ended September 30, 2015, we recorded restructuring expenses of $7,461 and $30,737, respectively, primarily related to employee costs in conjunction with the acquisition and integration of Synageva and the relocation of our European headquarters. Restructuring expenses were not material for the three and nine months ended September 30, 2016.
Impairment of Intangible Asset
Indefinite-lived intangible assets, including IPR&D, are reviewed for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The value of these assets may become impaired if there are changes since the acquisition date in the underlying assumptions used to estimate expected project sales, development costs and profitability. As of January 4, 2017, we are in the process of completing our annual impairment assessment on our SBC-103 indefinite-lived intangible asset acquired from Synageva. If the results of this assessment indicate that the asset may be impaired, an impairment charge may be recorded during in the fourth quarter of 2016.

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2016	2015	Variance	2016	2015	Variance
Investment income	$4,626	$1,967	$2,659	$8,049	$7,077	$972
Interest expense	(24,807)	(19,971)	(4,836)	(72,490)	(24,593)	(47,897)
Foreign currency (loss) gain	(1,011)	2,795	(3,806)	(3,740)	1,755	(5,495)
Total other income and expense	$(21,192)	$(15,209)	$(5,983)	$(68,181)	$(15,761)	$(52,420)
The increase in interest expense for the nine months ended September 30, 2016 as compared to the prior year was due to us borrowing $3,500,000 under a term loan facility in connection with the acquisition of Synageva on June 22, 2015.
Income Taxes
The tax provision for the three and nine months ended September 30, 2016 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the three and nine months ended September 30, 2016, we recorded an income tax provision of $63,776 and $165,113 and an effective tax rate of 40.3% and 35.0%, respectively, compared to an income tax provision of $323,116 and $345,815 and an effective tax rate of 231.9% and 81.6% for the three and nine months ended September 30, 2015, respectively.
The decrease in the effective tax rate for the three and nine months ended September 30, 2016 as compared to the same period in the prior year is primarily attributable to a one-time tax charge recorded in the third quarter of 2015 of $315,569 associated with integration of the Synageva business, partially offset by the deferred tax cost associated with a distribution of 2016 earnings from our captive foreign partnership. The partnership earnings we distributed were not previously subject to our indefinite reinvestment assertion. We expect to continue to benefit from a reduced tax rate on our core business operations compared to periods prior to January 1, 2014 as a result of centralizing our global supply chain and technical operations in Ireland in the fourth quarter of 2013.
We continue to maintain a valuation allowance against certain other deferred tax assets where the realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015	$ Variance
Cash and cash equivalents	$761,989	$1,010,111	$(248,122)
Marketable securities	$550,882	$374,904	$175,978
Long-term debt (includes current portion)	$3,281,250	3,456,250	$(175,000)

Current assets	$2,594,534	$2,416,714	$177,820
Current liabilities	1,034,341	709,615	324,726
Working capital	$1,560,193	$1,707,099	$(146,906)

The net decrease in cash and cash equivalents and marketable securities was primarily attributable to cash utilized to repurchase shares, principal payments on our term loan and purchases of property, plant, and equipment. Offsetting these decreases, was cash generated through operations.
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

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our foreign exchange derivative contracts. At September 30, 2016, four individual customers accounted for an aggregate of 53% of the accounts receivable balance, with these individual customers ranging from 10% to 19% of the accounts receivable balance. At December 31, 2015, three individual customers accounted for an aggregate of 51% of the accounts receivable balance, with these individual customers ranging from 14% to 22% of the accounts receivable balance. Two customers accounted for 16% and 10%, respectively, of our product sales for the three months ended September 30, 2016 and 16% and 11% respectively, of our product sales for the nine months ended September 30, 2016. Two customers accounted for 17% and 10%, respectively, of our product sales for the three months ended September 30, 2015 and 18% and 10%, respectively, of our product sales for the nine months ended September 30, 2015.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2016, we have foreign exchange forward contracts with notional amounts totaling $2,471,817. These outstanding foreign exchange forward contracts had a net fair value of $8,106, of which $81,442 is included in other current assets and non-current assets and $73,336 is included in other current liabilities and non-current liabilities. As of September 30, 2016, the fair value of our interest rate swaps was not significant. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
At September 30, 2016, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and foreign exchange forward contracts. Our Level 2 liabilities consist also of foreign exchange forward contracts and interest rate swaps. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $826,000 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $511,000 and $315,000 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments of approximately $85,000, associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing. In the fourth quarter 2016, the criteria was met for the achievement of a milestone payment associated with our acquisition of Enobia Pharma Corp. In connection with this, $60,000 was paid in December 2016.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of September 30, 2016 and December 31, 2015, our facility lease obligation related to this facility was $135,442 and $132,866, respectively.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at its existing Portsmouth, New Hampshire facility. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of September 30, 2016 and December 31, 2015, we recorded a construction-in-process asset of $100,068 and $19,259 and an offsetting facility lease obligation of $89,668 and $15,229 associated with the manufacturing facility, respectively.
License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $40,000.
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
As of September 30, 2016, we had $3,281,250 outstanding on the term loan. As of September 30, 2016, we had open letters of credit of $14,632, and our borrowing availability under the revolving facility was $485,368.
In December 2016, we made a principle payment of $200,000 on our term loan. As of January 4, 2017, we had $3,081,250 outstanding on the term loan.
Under the Credit Agreement, we are required to deliver to the administrative agent, not later than 50 days after each fiscal quarter, our quarterly financial statements, and within 5 days thereafter, a compliance certificate.  In November 2016, we obtained a waiver from the necessary lenders for this requirement and the due date for delivery of the financial statements and compliance certificate was extended to January 18, 2017.  The posting of this report on Form 10-Q on our website satisfies the financial statement covenant, and we simultaneously delivered the required compliance certificate, as required by the lenders.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,122,029 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $33,000 through 2019 with other third party manufacturers.
Taxes
We do not record U.S. tax expense on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. These earnings relate to ongoing operations and were approximately $1,012,000 at December 31, 2015. We intend to reinvest these earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so. Accordingly, we

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

believe that U.S. tax on any earnings that might be repatriated would be substantially offset by realizing the benefit of tax attributes, such as U.S. foreign tax credits or by utilizing deficits in the foreign earnings and profits account.
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At September 30, 2016, approximately $589,000 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. These subsidiaries will settle any outstanding trade payables prior to having excess cash available which could be repatriated to our entities in the United States. While we intend to reinvest CFC earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so, certain unforeseen future events could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
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
Under the program, for the three months ended September 30, 2016 and 2015 we repurchased 536 and 556 shares of our common stock at a cost of $69,321 and $91,820, respectively, and during the nine months ended September 30, 2016 and 2015, we repurchased 2,864 and 1,022 shares of our common stock at a cost of $399,972 and $175,383, respectively. As of September 30, 2016, there is a total of $355,892 remaining for repurchases under the program.
Subsequent to September 30, 2016, we repurchased 250 shares of our common stock under our repurchase program at a cost of $30,695. As of January 4, 2017, there was a total of $325,197 remaining for repurchases under the repurchase program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,		$
	2016	2015	Variance
Net cash provided by operating activities	$703,304	$484,342	$218,962
Net cash used in investing activities	(401,558)	(3,423,583)	3,022,025
Net cash (used in) provided by financing activities	(552,537)	3,166,387	(3,718,924)
Effect of exchange rate changes on cash	2,669	(7,864)	10,533
Net change in cash and cash equivalents	$(248,122)	$219,282	$(467,404)
Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2016 were $703,304 compared to $484,342 for the nine months ended September 30, 2015. The increase was primarily due to an increase in gross margin on product sales of $334,835 resulting primarily from an increase in global demand for Soliris and the launch of Strensiq and Kanuma, as well as a decrease in cash outflows related to our licensing arrangements of $109,711. The increase in gross margin was offset by an increase in clinical development costs, interest expense and selling, general and administrative expenses during 2016.
We expect increases in cash flows from operations which will be highly dependent on sales levels, and the related cash collections from sales of our products.
Investing Activities
Cash used for investing activities for the nine months ended September 30, 2016 were $401,558 compared to $3,423,583 for the nine months ended September 30, 2015. The decrease in cash used was primarily due to the payment of $3,939,307 for the nine months ended September 30, 2015 related to the Synageva acquisition and net cash flows related to the purchases and maturities of available for sale securities of $(170,592) for the nine months ended September 30, 2016, compared to $720,431 for the nine months ended September 30, 2015.
Financing Activities

Alexion Pharmaceuticals, Inc.
(amounts in thousands, except per share amounts)

Cash flows (used in) provided by financing activities for the nine months ended September 30, 2016 were $(552,537) compared to $3,166,387 for the nine months ended September 30, 2015. The decrease was primarily due to the following:

•	Borrowing of $3,654,508, net of issuance costs, under our credit facility, in connection with the acquisition of Synageva in June 2015.

•	Repurchases of common stock of $399,972 for the nine months ended September 30, 2016, compared to $175,383 for the nine months ended September 30, 2015.
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
(amounts in thousands, except percentages)
Interest Rate Risk
As of September 30, 2016, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(5,599) and $5,379, respectively.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies. Approximately 51% and 52% of our net product sales were denominated in foreign currencies for the three and nine months ended September 30, 2016, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of September 30, 2016 and December 31, 2015, we held foreign exchange forward contracts with notional amounts totaling $2,471,817 and $2,535,490, respectively. As of September 30, 2016 and December 31, 2015, our outstanding foreign exchange forward contracts had a net fair value of $8,106 and $147,633, respectively. The decrease in the net fair value of outstanding foreign exchange forward contracts is primarily due to the decrease in strength of the U.S. dollar as of September 30, 2016 as compared to December 31, 2015 and maturities of foreign exchange forward contracts in 2016.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at September 30, 2016, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $191,000 at September 30, 2016. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our current management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2016. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the material weakness described below.
At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 8, 2016, we concluded that our disclosure controls and procedures were effective as of December 31, 2015. At the time that our Quarterly Report on Form 10-Q for the period ended March 31, 2016 was filed on April 29, 2016 and our Quarterly Report on Form 10-Q for the period ended June 30, 2016 was filed on July 29, 2016, we concluded that our disclosure controls and procedures were effective as of March 31, 2016 and June 30, 2016, respectively. Subsequent to these evaluations, we concluded that our disclosure controls and procedures were not effective as of December 31, 2015, March 31, 2016 and June 30, 2016, as the material weakness described below was determined to exist as of such dates. We intend to file an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 to reflect the conclusion by our management that our disclosure controls and procedures were not effective as of December 31, 2015, and that there was a material weakness in our internal controls over financial reporting as of the end of the period covered by that report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain an effective control environment as our senior management failed to set an appropriate Tone at the Top. Specifically, senior management failed to reinforce the need for compliance with the Company's policies and procedures, which resulted in inappropriate business conduct. This control deficiency did not require restatement of our previously reported historical financial results. However, this control deficiency could result in a misstatement to disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Notwithstanding the material weaknesses in our internal control over financial reporting as of September 30, 2016 management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan and Activities
Management is engaged in remedial activities to address the material weakness described above. The remedial activities include the following:
•The Board of Directors has and will reinforce to key leadership the importance of setting appropriate Tone at the Top and of appropriate behavior with respect to the Company’s commitment to ethics and compliance programs in the performance of the Company’s mission, as well as adherence to the Company’s internal control over financial reporting framework;
•Members of senior management, with the participation and input of the Audit and Finance Committee and the Board of Directors, has and will increase communication with, and training of employees regarding:
▪Our commitment to ethical standards and the integrity of our business practices,
▪Requirements for compliance with applicable laws, our Code of Ethics and Business Conduct and other Company policies; and
▪Availability of and processes for reporting suspected violations of law or our Code of Ethics and Business Conduct;
•Revised financial reporting processes to ensure that all employees annually confirm compliance with the Company’s Code of Ethics and Business Conduct and that deviations are identified and timely remediated; and
•The Board of Directors, together with management, is evaluating certain Company practices and procedures, including those related to compensation, planning and forecasting, as well as the Company’s organizational structure, to determine which practices and procedures should be modified or terminated, and management is assessing roles and responsibilities to enhance controls and compliance.
In addition, on December 11, 2016, our Board of Directors oversaw a change in the Company’s senior leadership when it appointed a new Interim Chief Executive Officer and a new Chief Financial Officer following the departures of our former Chief Executive Officer and Chief Financial Officer, as well as other personnel changes.
The Company is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will provide further updates to the Company's Board on an ongoing basis with measurable milestones and responsibilities” regarding the progress of our remediation efforts.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the U.S. Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, Alexion received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion's compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of such loss or range of loss, if any.
Several securities class action lawsuits have been filed against the Company and former officers in federal district court alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule 10b-5, promulgated thereunder, alleging that defendants made misstatements and/or omissions concerning the Company’s sales of Soliris.
On November 17, 2016, a shareholder filed a putative class action in the U.S. District Court for the Southern District of New York.  While the litigation was in the early stages, and before defendants had responded to the complaint, on December 30, 2016 plaintiffs filed a notice of voluntary dismissal and dismissed all claims without prejudice.
On December 29, 2016, a second shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris between February 10, 2014 and December 9, 2016.  The litigation is in the early stages, and defendants have not yet responded to the complaint.  Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion,  Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients.  Other companies have disclosed similar inquiries. We are cooperating with this inquiry.

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
Risks Related to Our Operations
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weaknesses, or if we experience additional material weaknesses or deficiencies in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
Our current management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has concluded that there was a material weakness in our internal control over financial reporting as of September 30, 2016. A “material weakness” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As further described in Item 4 “Controls and Procedures”, the aforementioned material weakness arose from actions identified during the Audit Committee Investigation involving “pull-in” sales practices that failed to demonstrate commitment to integrity and ethical values and the failure by senior management to set an appropriate “Tone at the Top” for an effective control environment.
As further described in Item 4 “Controls and Procedures-Remediation Plan and Activities”, we have undertaken steps to improve our internal controls over financial reporting. However, there can be no assurance that we will be successful in making the improvements necessary to remediate the material weakness identified by management, that we will do so in a timely manner, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and NASDAQ listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting and our stock price may decline.
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
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In December 2016 our Board appointed an interim CEO, and a search for a new CEO in ongoing. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the highly qualified personnel necessary for developing, manufacturing and commercializing our products and product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed.
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
As of September 30, 2016, the net carrying value of our goodwill and other intangible assets totaled $9,505,170. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
Our business could be affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Further, securities class action lawsuits have been filed against the Company, and we could also become subject to legal proceedings or government investigations relating to matters addressed in the Audit Committee Investigation. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in thousands except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2016	—	$—	—	$425,213
August 1-31, 2016	160	$133.30	160	$403,885
September 1-30, 2016	376	$127.55	376	$355,892
Total	536	$129.27	536

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
Subsequent to September 30, 2016, we repurchased 250 shares of our common stock under our repurchase program at a cost of $30,695. As of January 4, 2017, there is a total of $325,197 remaining for repurchases under the repurchase program.

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David R. Brennan
Date: January 4, 2017		David R. Brennan Interim Chief Executive Officer (principal executive officer)

	By:	/s/ David J. Anderson
Date: January 4, 2017		David J. Anderson Executive Vice President and Chief Financial Officer (principal financial officer)