Form 10-K/A
period 2015-12-31
ALEXION PHARMACEUTICALS INC
filed 2017-01-19
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Alexion Pharmaceuticals, Inc.

EXPLANATORY NOTE

Alexion Pharmaceuticals, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (this Amended Filing) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed on February 8, 2016 (the Original Filing) to: (i) amend and restate management’s conclusions regarding the effectiveness of disclosure controls and procedures and internal control over financial reporting as of December 31, 2015, and (ii) amend and restate the Report of the Independent Registered Public Accounting Firm to change the firm’s opinion regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.
 As described in the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016 filed on January 4, 2017, management has concluded that its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2015 due to a material weakness in its internal control over financial reporting identified subsequent to the issuance of its Original Filing. The Company’s consolidated financial statements as of and for the year ended December 31, 2015, which were included in the Original Filing, have not changed as a result of the material weakness. See Item 9A., “Controls and Procedures,” for discussion of management’s disclosure controls and procedures, management’s restated, annual report on internal control over financial reporting, changes in internal control over financial reporting and remediation plan and activities. Accordingly, the Company hereby amends and replaces in its entirety Items 9A and 15 in the Original Filing.
As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Company is filing a new consent of PricewaterhouseCoopers LLP. Accordingly, the Company hereby amends Item 15 in the Original Filing to reflect the filing of the new certifications and consent.
Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, the Company’s consolidated financial statements as of and for the year ended December 31, 2015, which were included in the Original Filing, have not changed as a result of the material weakness. This Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1. The only changes from the financial statements filed with the Company’s Original Filing are changes to the Report of Independent Registered Public Accounting Firm on Page F-2.

Item 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures.
We have established disclosure controls and procedures to provide reasonable assurance that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. At the time that the Original Filing was filed on February 8, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. Subsequent to this evaluation, the Company’s current Interim Chief Executive Officer and current Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, due to the material weakness in internal control over financial reporting as described below.
Notwithstanding the material weaknesses in our internal control over financial reporting as of December 31, 2015, management has concluded that the consolidated financial statements included in the Original Filing and in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented as described below.
Management's Report on Internal Control over Financial Reporting (Restated).
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain an effective control environment as our senior management failed to set an appropriate Tone at the Top. Specifically, senior management failed to reinforce the need for compliance with the Company’s policies and procedures, which resulted in inappropriate business conduct. This control deficiency did not result in a misstatement to the Company’s consolidated financial statements. However, this control deficiency could result in a misstatement to disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
In Management's Report on Internal Control over Financial Reporting included in our Original Annual Report on Form 10-K for the year ended December 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2015. Management subsequently concluded that the material weakness described above existed as of December 31, 2015. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

Management has excluded the Synageva BioPharma Corp. (Synageva) business from its assessment of internal control over financial reporting as of December 31, 2015, because it was acquired on June 22, 2015 and accounted for under the acquisition method of accounting for business combinations. Synageva is a wholly-owned subsidiary whose total assets and revenues represented approximately 1% and less than 1%, respectively, of the accompanying consolidated financial statement amounts as of an for the year ended December 31, 2015.
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
•Members of senior management, with the participation and input of the Audit and Finance Committee and the Board of Directors, have and will increase communication with, and training of employees regarding:
▪Our commitment to ethical standards and the integrity of our business practices;
▪Requirements for compliance with applicable laws, our Code of Ethics and Business Conduct and other Company policies; and
▪Availability of and processes for reporting suspected violations of law or our Code of Ethics and Business Conduct.
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
The Company is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. We will provide further updates to the Company's Board on an ongoing basis with measurable milestones and responsibilities regarding the progress of our remediation efforts.

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

ALEXION PHARMACEUTICALS, INC.

By:	/s/ David R. Brennan
David R. Brennan Interim Chief Executive Officer (principal executive officer) Dated: January 19, 2017

By:	/s/ David J. Anderson
David J. Anderson Executive Vice President and Chief Financial Officer (principal financial officer) Dated: January 19, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David R. Brennan	Interim Chief Executive Officer and Director (principal executive officer)	January 19, 2017
David R. Brennan

/s/ David J. Anderson	Executive Vice President and Chief Financial Officer (principal financial officer)	January 19, 2017
David J. Anderson

/s/ Daniel A. Bazarko	Senior Vice President and Chief Accounting Officer (principal accounting officer)	January 19, 2017
Daniel A. Bazarko, C.P.A.

/s/ Leonard Bell	Chairman	January 19, 2017
Leonard Bell, M.D.

/s/ Felix J. Baker	Director	January 19, 2017
Felix J. Baker, Ph.D.

/s/ M. Michele Burns	Director	January 19, 2017
M. Michele Burns

/s/ Christopher J. Coughlin	Director	January 19, 2017
Christopher J. Coughlin

/s/ John T. Mollen	Director	January 19, 2017
John T. Mollen

/s/ R. Douglas Norby	Director	January 19, 2017
R. Douglas Norby

/s/ Alvin S. Parven	Director	January 19, 2017
Alvin S. Parven

/s/ Andreas Rummelt	Director	January 19, 2017
Andreas Rummelt, Ph.D.

/s/ Ann M. Veneman	Director	January 19, 2017
Ann M. Veneman

Alexion Pharmaceuticals, Inc.
Contents
For the Years Ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alexion Pharmaceuticals, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Alexion Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to not maintaining an effective control environment as senior management failed to set an appropriate tone at the top. Specifically, senior management failed to reinforce the need for compliance with the Company’s policies and procedures, which resulted in inappropriate business conduct. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date related to not maintaining an effective control environment as senior management failed to set an appropriate tone at the top. Specifically, senior management failed to reinforce the need for compliance with the Company’s policies and procedures, which resulted in inappropriate business conduct. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

from our audit of internal control over financial reporting. Synageva BioPharma Corp. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 8, 2016, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the third paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is January 19, 2017.

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

5.Marketable Securities
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