Form 10-K/A
period 2016-12-31
ALEXION PHARMACEUTICALS INC
filed 2017-03-24
CIK 899866

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

Alexion Pharmaceuticals, Inc.
Table of Contents

PART IV
Item 15.	Exhibits and Financial Statement Schedules	5

SIGNATURES		8

EXPLANATORY NOTE

Alexion Pharmaceuticals, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (this Amended Filing) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed on February 16, 2017 (the Original Filing), solely to include Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted from the original filing.
 As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing. This Amended Filing speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Item 15(a)

(1)	Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 as part of the Original Filing.

(2)	Financial Statement Schedules
Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto beginning on page F-1 of the Original Filing.

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

2.4	Agreement and Plan of Reorganization, dated May 5, 2015, among Alexion Pharmaceuticals, Inc., Pulsar Merger Sub Inc., Galaxy Merger Sub LLC and Synageva BioPharma Corp. (4)

3.1	Certificate of Incorporation, as amended.(5)

3.2	Certificate of Amendment of the Certificate of Incorporation.(6)

3.3	Bylaws, as amended.(7)

4.1	Specimen Common Stock Certificate.(8)

10.1	Consulting Agreement, by and between Alexion Pharmaceuticals, Inc. and Dr. Leonard Bell, dated April 1, 2015.(9)

10.2	Amendment to the April 1, 2015,Consulting Agreement by and between Alexion Pharmaceuticals, Inc. and Dr. Leonard Bell, dated September 21, 2016.(26)

10.3	Letter Agreement, by and between Alexion Pharmaceuticals, Inc. and Dr. Leonard Bell, dated April 1, 2015.(9)

10.4	Confidential Separation Agreement and Release by and between Vikas Sinha and Alexion Pharmaceuticals, Inc. dated December 11, 2016.(a)**

10.5	Confidential Release and Separation Agreement by and between David Hallal and Alexion Pharmaceuticals, Inc. dated December 11, 2016.(a)**

10.6	Employment Agreement, dated as of December 11, 2016, by and between David Brennan and Alexion Pharmaceuticals, Inc.(a)**

10.7	Employment Agreement, dated as of December 12, 2016, by and between David J. Anderson and Alexion Pharmaceuticals, Inc.(a)**

10.8	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and Clare Carmichael.(27)**

10.9	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and Martin Mackay.(27)**

10.10	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and John Moriarty.(27)**

10.11	Form of Employment Agreement (Senior Vice Presidents).(10)**

10.12	Form of Amendment No. 1 to Employment Agreements (Senior Vice Presidents). (11)**

10.13	Form of Indemnification Agreement for Officers and Directors. (12)

10.14	Lease, dated November 15, 2012, between Alexion and WE Route 34, LLC.(14)

10.15	Alexion’s 2000 Stock Option Plan, as amended.(15)**

10.16	Alexion’s 1992 Outside Directors Stock Option Plan, as amended.(16)**

10.17	Alexion’s Amended and Restated 2004 Incentive Plan.(17)**

10.18	License Agreement dated March 27, 1996 between Alexion and Medical Research Council.(18)+

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

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc. (a)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act. (b)

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act. (b)

101
The following materials from the Alexion Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text. (b)

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

**	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

(a)	Previously filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.

(b)	Previously furnished with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2017.

Item 15(b) Exhibits
See (a) (3) above.
Item 15(c) Financial Statement Schedules
See (a) (2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ David R. Brennan
Date: March 24, 2017		David R. Brennan Interim Chief Executive Officer (principal executive officer)