Form 10-Q
period 2017-03-31
ALEXION PHARMACEUTICALS INC
filed 2017-04-27
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check One:
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐ Emerging growth company  ☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	224,556,542
Class	Outstanding as of April 24, 2017

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$713	$966
Marketable securities	749	327
Trade accounts receivable, net	660	650
Inventories	396	375
Prepaid expenses and other current assets	215	260
Total current assets	2,733	2,578
Property, plant and equipment, net	1,138	1,036
Intangible assets, net	4,223	4,303
Goodwill	5,037	5,037
Other assets	304	299
Total assets	$13,435	$13,253
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$61	$64
Accrued expenses	546	508
Deferred revenue	16	37
Current portion of long-term debt	167	167
Current portion of contingent consideration	25	24
Other current liabilities	22	23
Total current liabilities	837	823
Long-term debt, less current portion	2,846	2,888
Contingent consideration	132	129
Facility lease obligation	270	233
Deferred tax liabilities	384	396
Other liabilities	110	90
Total liabilities	4,579	4,559
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.0001 par value; 290 shares authorized; 233 and 232 shares issued as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	8,060	7,957
Treasury stock, at cost, 9 and 8 shares as of March 31, 2017 and December 31, 2016, respectively	(1,209)	(1,141)
Accumulated other comprehensive income	36	60
Retained earnings	1,969	1,818
Total stockholders' equity	8,856	8,694
Total liabilities and stockholders' equity	$13,435	$13,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended March 31,
	2017	2016
Net product sales	$869	$700
Other revenue	1	1
Total revenues	870	701
Cost of sales	69	59
Operating expenses:
Research and development	219	176
Selling, general and administrative	262	233
Amortization of purchased intangible assets	80	80
Change in fair value of contingent consideration	4	(15)
Acquisition-related costs	—	1
Restructuring expenses	24	1
Total operating expenses	589	476
Operating income	212	166
Other income and expense:
Investment income	4	1
Interest expense	(24)	(24)
Other income	2	—
Income before income taxes	194	143
Income tax expense	24	51
Net income	$170	$92
Earnings per common share
Basic	$0.76	$0.41
Diluted	$0.75	$0.41
Shares used in computing earnings per common share
Basic	224	225
Diluted	226	227

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2017	2016
Net income	$170	$92
Other comprehensive income (loss), net of tax:
Foreign currency translation	3	2
Unrealized gains on marketable securities	1	2
Unrealized gains on pension obligation	—	2
Unrealized losses on hedging activities, net of tax of $(15), and $(36), respectively	(28)	(64)
Other comprehensive loss, net of tax	(24)	(58)
Comprehensive income	$146	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$170	$92
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	99	97
Change in fair value of contingent consideration	4	(15)
Share-based compensation expense	54	57
Deferred taxes	(1)	29
Unrealized foreign currency gain	(15)	(14)
Unrealized loss on forward contracts	11	17
Other	2	1
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(3)	(37)
Inventories	(19)	(4)
Prepaid expenses and other assets	(13)	(65)
Accounts payable, accrued expenses and other liabilities	39	(42)
Deferred revenue	(20)	58
Net cash provided by operating activities	308	174
Cash flows from investing activities:
Purchases of available-for-sale securities	(700)	(208)
Proceeds from maturity or sale of available-for-sale securities	282	269
Purchases of trading securities	(3)	(3)
Proceeds from sale of trading securities	1	—
Purchases of property, plant and equipment	(75)	(64)
Net cash used in investing activities	(495)	(6)
Cash flows from financing activities:
Payments on term loan	(44)	(175)
Repurchase of common stock	(68)	(297)
Net proceeds from issuance of common stock under share-based compensation arrangements	47	4
Other	(4)	(4)
Net cash used in financing activities	(69)	(472)
Effect of exchange rate changes on cash	3	4
Net change in cash and cash equivalents	(253)	(300)
Cash and cash equivalents at beginning of period	966	1,010
Cash and cash equivalents at end of period	$713	$710

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$39	$26
Accrued expenses for purchases of property, plant and equipment	$30	$25
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients with devastating and rare disorders through the innovation, development and commercialization of life-transforming therapeutic products.
In our complement franchise, Soliris® is the first and only therapy approved for patients with either paroxysmal nocturnal hemoglobinuria (PNH), a life-threatening and ultra-rare genetic blood disorder, or atypical hemolytic uremic syndrome (aHUS), a life-threatening and ultra-rare genetic disease. PNH and aHUS are two disorders resulting from chronic uncontrolled activation of the complement component of the immune system.
In our metabolic franchise, we market Strensiq® for the treatment of patients with hypophosphatasia (HPP) and Kanuma® for the treatment of patients with lysosomal acid lipase deficiency (LAL-D). HPP is an ultra-rare genetic disease characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities. LAL-D is a serious, life threatening ultra-rare disease in which genetic mutations result in decreased activity of the lysosomal acid lipase (LAL) enzyme leading to marked accumulation of lipids in vital organs, blood vessels and other tissues. We initiated sales of Strensiq and Kanuma in the third quarter 2015.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Change in Accounting Estimates
We have historically deferred revenue recognition for sales to certain international customers, mainly distributors, until the product was received by the end customer due to various factors, including our inability to estimate product returns. On a regular basis, we review revenue arrangements, including our distributor relationships, to determine whether any changes in these arrangements or historical experience with these customers have an impact on revenue recognition. In the first quarter 2017, we determined that we had sufficient sales experience with certain customers to estimate product returns from such customers. We accounted for this prospectively as a change in estimate and began to recognize revenue for these customers when title to the product and the associated risk of loss passed to the customer. Some customers may purchase larger quantities

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

of product less frequently, which may result in revenue fluctuations from quarter to quarter. We do not believe these buying patterns increase the risk of product returns or our ability to estimate such returns.
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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. We elected to early adopt this standard in 2016. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We have also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur.
In October 2016, the FASB issued a new income tax standard that eliminates the exception for an intra-entity asset transfer other than inventory. Under the new standard, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. We elected to early adopt this standard in the first quarter 2017. As a result of the adoption, in the first quarter of 2017, we recorded a $19 decrease in retained earnings, primarily resulting from the elimination of previously recorded prepaid tax assets.
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	March 31,	December 31,
	2017	2016
Raw materials	$22	$17
Work-in-process	171	143
Finished goods	203	215
	$396	$375

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		March 31, 2017			December 31, 2016
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$29	$(29)	$—	$29	$(29)	$—
Patents	7	11	(11)	—	11	(11)	—
Purchased technology	6-16	4,711	(519)	4,192	4,711	(439)	4,272
Acquired IPR&D	Indefinite	31	—	31	31	—	31
Total		$4,782	$(559)	$4,223	$4,782	$(479)	$4,303
Goodwill	Indefinite	$5,040	$(3)	$5,037	$5,040	$(3)	$5,037

Amortization expense was $80 for the three months ended March 31, 2017 and 2016. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $240 for the nine months ending December 31, 2017, and $320 for each of the years ending December 31, 2018 through December 31, 2022.

5.	Debt
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
In connection with entering into the Credit Agreement, we paid $45 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended March 31, 2017 and 2016 was $2 and $3, respectively.
We made principal payments of $44 during the three months ended March 31, 2017. As of March 31, 2017, we had $3,037 outstanding on the term loan. As of March 31, 2017, we had open letters of credit of $16, and our borrowing availability under the revolving facility was $484.
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
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
Net income used for basic and diluted calculation	$170	$92
Shares used in computing earnings per common share—basic	224	225
Weighted-average effect of dilutive securities:
Stock awards	2	2
Shares used in computing earnings per common share—diluted	226	227
Earnings per common share:
Basic	$0.76	$0.41
Diluted	$0.75	$0.41
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended March 31, 2017 and 2016 were 6 and 4 shares of common stock, respectively, because their effect was anti-dilutive.

7.	Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale investments by type of security as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$38	$—	$—	$38
Corporate bonds	387	—	—	387
Municipal bonds	15	—	—	15
Other government-related obligations:
U.S.	7	—	—	7
Foreign	331	—	(1)	330
Bank certificates of deposit	11	—	—	11
Total available-for-sale debt securities	789	—	(1)	788
Equity securities	—	1	—	1
Total available-for-sale securities	789	1	(1)	789

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$114	$—	$—	$114
Corporate bonds	124	—	(1)	123
Municipal bonds	91	—	—	91
Other government-related obligations:
U.S.	28	—	—	28
Foreign	73	—	(1)	72
Bank certificates of deposit	5	—	—	5
Total available-for-sale debt securities	$435	$—	$(2)	$433
Equity securities	—	1	—	1
Total available-for-sale securities	435	1	(2)	434

The aggregate fair value of available-for-sale securities in an unrealized loss position as of March 31, 2017 and December 31, 2016 was $485 and $265, respectively. These investments have been in a continuous unrealized loss position for less than 12 months. As of March 31, 2017, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$57	$120
Marketable securities	732	314
	$789	$434

The fair values of available-for-sale debt securities at March 31, 2017, by contractual maturity, are summarized as follows:

March 31, 2017
Due in one year or less	$405
Due after one year through three years	383
$788

As of March 31, 2017 and December 31, 2016, the fair value of our trading securities was $17 and $13, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three months ended March 31, 2017 and 2016.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. As of March 31, 2017, we had open foreign exchange forward contracts with notional amounts totaling $1,733 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread. The interest rate swap contracts executed as of March 31, 2017 are as follows:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate
Floating to Fixed	$656	December 31, 2016	December 31, 2019	0.98%
Floating to Fixed	$300	January 31, 2017	December 31, 2018	1.29%
Floating to Fixed	$300	January 02, 2019	December 31, 2019	2.08%
Subsequent to March 31, 2017, we entered into two additional interest rate swap agreements. The first agreement has a notional amount of $200 that is effective through December 31, 2019 and converts the floating rate on a portion of our term loan to a fixed rate of 1.62%, plus a borrowing spread. The second agreement has a notional amount of $200 that is effective through December 31, 2018 and converts the floating rate on a portion of our term loan to a fixed rate of 1.40%, plus a borrowing spread.
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three months ended March 31, 2017 and 2016, were as follows:

	Three months ended
	March 31,
Foreign Exchange Contracts:	2017	2016
Gain (loss) recognized in AOCI, net of tax	$(16)	$(49)
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$13	$15
Interest Rate Contracts:
Gain recognized in AOCI, net of tax	$1	$—
Gain reclassified from AOCI to interest expense, net of tax	$—	$—
Assuming no change in foreign exchange rates or LIBOR-based interest rates from market rates at March 31, 2017, $54 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. The amount of gains recognized in AOCI that will be reclassified to interest expense over the next 12 months is $2.
We enter into foreign exchange forward contracts, with durations of approximately 90 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $634.
We recognized a loss of $9 and $13, in other income and expense, for the three months ended March 31, 2017 and 2016, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables summarize the fair value of outstanding derivatives as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$61	Other current liabilities	$7
Foreign exchange forward contracts	Other assets	43	Other liabilities	9
Interest rate contracts	Prepaid expenses and other current assets	2	Other current liabilities	—
Interest rate contracts	Other assets	10	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	4	Other current liabilities	7
Total fair value of derivative instruments		$120		$23

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$80	Other current liabilities	$2
Foreign exchange forward contracts	Other assets	59	Other liabilities	4
Interest rate contracts	Prepaid expenses and other current assets	—	Other current liabilities	—
Interest rate contracts	Other assets	10	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17		10
Total fair value of derivative instruments		$166		$16

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

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

	March 31, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$120	$—	$120	$(23)	$—	$97
Derivative liabilities	(23)	—	(23)	23	—	—

	December 31, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$166	$—	$166	$(16)	$—	$150
Derivative liabilities	(16)	—	(16)	16	—	—

9.	Other Investments
Other investments include our investment of $38 in the preferred stock of Moderna Therapeutics, Inc. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of March 31, 2017.

10.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. During the three months ended March 31, 2017 and 2016, we repurchased 1 and 2 shares of our common stock under the program at a cost of $68 and $297, respectively.
Subsequent to March 31, 2017, we repurchased common stock under our repurchase program at a cost of $32. As of April 27, 2017, there was a total of $900 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

11.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2017 and 2016:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2016	(7)	(1)	92	(24)	60
Other comprehensive income before reclassifications	—	—	(15)	—	(15)
Amounts reclassified from other comprehensive income	—	1	(13)	3	(9)
Net other comprehensive income (loss)	—	1	(28)	3	(24)
Balances, March 31, 2017	(7)	—	64	(21)	36

	Defined Benefit Pension Plan	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2015	(10)	(1)	93	(20)	62
Other comprehensive income before reclassifications	2	1	(49)	2	(44)
Amounts reclassified from other comprehensive income	—	1	(15)	—	(14)
Net other comprehensive income (loss)	2	2	(64)	2	(58)
Balances, March 31, 2016	(8)	1	29	(18)	4

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2017	2016
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$20	$23	Net product sales
Effective portion of interest rate swap contracts	(1)	—	Interest expense
	19	23
	(6)	(8)	Income tax expense
	$13	$15

12.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2017
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$32	$—	$32	$—
Cash equivalents	Commercial paper	$17	$—	$17	$—
Cash equivalents	Corporate bonds	$12	$—	$12	$—
Cash equivalents	Municipal bonds	$14	$—	$14	$—
Cash equivalents	Other government-related obligations	$14	$—	$14	$—
Marketable securities	Mutual funds	$17	$17	$—	$—
Marketable securities	Commercial paper	$21	$—	$21	$—
Marketable securities	Corporate bonds	$375	$—	$375	$—
Marketable securities	Municipal bonds	$1	$—	$1	$—
Marketable securities	Other government-related obligations	$323	$—	$323	$—
Marketable securities	Bank certificates of deposit	$11	$—	$11	$—
Marketable securities	Equity securities	$1	$1	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$65	$—	$65	$—
Other assets	Foreign exchange forward contracts	$43	$—	$43	$—
Other current liabilities	Foreign exchange forward contracts	$14	$—	$14	$—
Other liabilities	Foreign exchange forward contracts	$9	$—	$9	$—
Prepaid expenses and other current assets	Interest rate contracts	$2	$—	$2	$—
Other assets	Interest rate contracts	$10	$—	$10	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$25	$—	$—	$25
Contingent consideration	Acquisition-related contingent consideration	$132	$—	$—	$132

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement at December 31, 2016
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$266	$—	$266	$—
Cash equivalents	Commercial paper	$70	$—	$70	$—
Cash equivalents	Corporate bonds	$10	$—	$10	$—
Cash equivalents	Municipal bonds	$40	$—	$40	$—
Marketable securities	Mutual funds	$13	$13	$—	$—
Marketable securities	Commercial paper	$44	$—	$44	$—
Marketable securities	Corporate bonds	$113	$—	$113	$—
Marketable securities	Municipal bonds	$51	$—	$51	$—
Marketable securities	Other government-related obligations	$100	$—	$100	$—
Marketable securities	Bank certificates of deposit	$5	$—	$5	$—
Marketable securities	Equity securities	$1	$1	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$97	$—	$97	$—
Other assets	Foreign exchange forward contracts	$59	$—	$59	$—
Other current liabilities	Foreign exchange forward contracts	$12	$—	$12	$—
Other liabilities	Foreign exchange forward contracts	$4	$—	$4	$—
Other assets	Interest rate contracts	$10	$—	$10	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$24	$—	$—	$24
Contingent consideration	Acquisition-related contingent consideration	$129	$—	$—	$129

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2017.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of March 31, 2017, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $766 if all development, regulatory and sales-based milestones are reached. As of March 31, 2017, the fair value of acquisition-related contingent consideration was $157. The following table represents a roll-forward of our acquisition-related contingent consideration:

Three months ended March 31, 2017
Balance as of December 31, 2016	$(153)
Changes in fair value	(4)
Balance as of March 31, 2017	$(157)

13.	Income Taxes
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
Income tax expense	$24	$51
Effective income tax rate	12.4%	35.8%
The income tax expense for the three months ended March 31, 2017 and 2016 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three months ended March 31, 2017 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership in 2016. The absence of this non-cash deferred tax cost decreased the effective tax rate by approximately 19%.
The Internal Revenue Service (IRS) has commenced an examination of our U.S. income tax returns for 2013 and 2014. We anticipate this audit will conclude within the next twelve months. As of April 27, 2017, we had not received a Notice of Proposed Adjustment from the IRS.
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

14.	Defined Benefit Plans
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for each of the three months ended March 31, 2017 and 2016 was $2, primarily related to service costs.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

15.	Facility Lease Obligations
New Haven Facility Lease Obligation
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded by us during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.
Construction of the facility was completed and the building was placed into service in the first quarter 2016. As of March 31, 2017 and December 31, 2016, our total facility lease obligation was $135 and $136, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of March 31, 2017 and December 31, 2016, we recorded a construction-in-process asset of $158 and $118, respectively, and an offsetting facility lease obligation of $142 and $107, respectively, associated with the manufacturing facility.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2017, we incurred $29 of payments to Lonza under this agreement, of which $4 was applied against the outstanding facility lease obligation and $25 was recognized as a prepayment of inventory. See Note 16 for minimum fixed payments due under Lonza agreements.

16.	Commitments and Contingencies
Commitments
License Agreements
We have entered into a number of license agreements in order to advance and obtain technologies and services related to our business. License agreements generally require us to pay an initial fee and certain agreements call for future payments upon the attainment of agreed upon development and/or commercial milestones. These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.
In March 2017, we entered into a license agreement with Arbutus Biopharma Corporation (Arbutus) for exclusive worldwide rights to Arbutus’ proprietary lipid nanoparticle technology for use in a single target. Due to the early stage of the assets we are licensing in connection with the collaboration, we recorded expense for the upfront payment of approximately $8 during the first quarter 2017. In addition, we could be required to make payments of up to $75 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.

Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,126. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

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
The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws.
At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing investigation. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
Alexion is committed to strengthening its compliance program and has initiated a comprehensive company-wide transformation plan to enhance and remediate its business processes, structures, controls, training, talent and systems across Alexion’s global operations. For information concerning the risks associated with the investigation, see our Risk Factor - "If we fail to comply with laws or regulations, we may be subject to investigations and civil or criminal penalties and our business could be adversely affected."
In the fourth quarter 2016, several securities class action lawsuits were filed against the Company and its former officers in federal district court alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule 10b-5, promulgated thereunder, alleging that defendants made misstatements and/or omissions concerning the Company’s sales of Soliris. On April 12, 2017 the U.S. District Court for the District of Connecticut (the Court) awarded lead plaintiff status to Erste-Sparinvest KapitalanLagegesellschaft mbH (Erste) and the Public Employee Retirement System of Idaho (PERSI). Erste and PERSI filed its shareholder putative class action with the Court on December 29, 2016, alleging that defendants made misrepresentations and omissions about Soliris between February 10, 2014 and December 9, 2016. The litigation is in the early stages, and defendants have not yet responded to the complaint. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

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

17.	Restructuring
In the first quarter 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. For the three months ended March 31, 2017 we recorded $24 of restructuring expenses primarily related to employee separation costs. We currently estimate incurring approximately $5 to $10 of additional restructuring related expenses in 2017. We expect to pay all accrued amounts related to this restructuring within twelve months.
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three months ended March 31, 2017:

	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$—	$—	$—	$—
Restructuring expenses	21	—	3	24
Cash settlements	—	—	—	—
Adjustments to previous estimates	—	—	—	—
Asset impairments	—	—	(3)	(3)
Liability, end of period	$21	$—	$—	$21
The restructuring reserve of $21 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of March 31, 2017.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483s issued by the FDA, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa, sebelipase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities fraud class action litigation filed in December 2016, the investigation by our Audit and Finance Committee announced in November 2016 (the Audit Committee Investigation), and the inquiry by the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of patient assistance programs, risks related to potential disruptions to our business as a result of the leadership changes and transition announced in December 2016 and March 2017, the anticipated effects of the company-wide restructuring initiated in the first quarter 2017, the short and long-term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Business
We are a biopharmaceutical company focused on serving patients with devastating and rare disorders through the innovation, development and commercialization of life-transforming therapeutic products.
In our complement franchise, Soliris is the first and only therapy approved for patients with either PNH or aHUS. In our metabolic franchise, we commercialize Strensiq for the treatment of patients with HPP and Kanuma for the treatment of patients with LAL-D.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

We are also evaluating additional potential indications for eculizumab in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with devastating and ultra-rare diseases.

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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Soliris is approved for the treatment of PNH in the U.S., Europe, Japan and in several other territories. We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In addition, Soliris has been granted orphan drug designation for the treatment of PNH in the U.S., Europe, Japan and several other territories.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a severe and life-threatening, ultra-rare genetic disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Soliris is approved for the treatment of pediatric and adult patients with aHUS in the U.S., Europe and Japan. We are sponsoring a multinational registry to gather information regarding the natural history of patients with aHUS and the longer-term outcomes during Soliris treatment. In addition, the FDA and European Commission (EC) have granted Soliris orphan drug designation for the treatment of patients with aHUS.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
Kanuma, a recombinant form of the human LAL enzyme, is the only enzyme-replacement therapy that is approved for the treatment for patients with LAL-D. In 2015, the FDA approved Kanuma for the treatment of patients with LAL-D and the EC granted marketing authorization of Kanuma for long-term enzyme replacement therapy in patients of all ages with LAL-D. On March 28, 2016, we announced that the MHLW approved Kanuma for the treatment of patients of all ages in Japan with LAL-D. We are sponsoring a multinational registry to gather information regarding the natural history of patients with LAL-D and the longer-term outcomes during Kanuma treatment.
Clinical Development Programs
Our programs, including investigator sponsored clinical programs, include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Refractory Generalized Myasthenia Gravis (gMG)	Phase III
		Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)	Phase III
	Transplant	Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
ALXN1210 (IV)	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase III
		Atypical Hemolytic Uremic Syndrome (aHUS)	Phase III
ALXN1210 (Subcutaneous)	Next Generation Complement Inhibitor		Phase I
cPMP (ALXN1101)	Metabolic Disorders	Molybdenum Cofactor Deficiency (MoCD ) Type A	Phase II / III
SBC-103	Metabolic Disorders	Mucopolysaccharidoses IIIB (MPS IIIB)	Phase I / II
Samalizumab (ALXN6000)	Immuno-Oncology	Advanced Solid Tumors	Phase I
		Acute Myeloid Leukemia (AML)	Phase I/II

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
In January 2017, we announced that we filed for regulatory approval for eculizumab in refractory gMG in both the U.S. and Europe. These marketing applications were based on the comprehensive data from the Phase III REGAIN trial. In January, the European submission was validated by the European Medicines Agency (EMA), marking the beginning of the review process in Europe for this potential new indication for Soliris. In March 2017, the FDA accepted for review the Company's supplemental Biologics License Application to extend the indication for Soliris as a potential treatment for patients with gMG. Additionally, in March 2017, we submitted an application to the MHLW to extend the indication for Soliris as a potential treatment for patients with gMG.
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

ALXN1210
ALXN1210 is a highly innovative, longer-acting anti-C5 antibody discovered and developed by Alexion that inhibits terminal complement. In early studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels. Alexion has completed enrollment in two ongoing clinical studies of ALXN1210 in patients with PNH-a Phase I/II dose-escalating study and an open-label, multi-dose Phase II study that is also evaluating longer dosing intervals beyond eight weeks.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we have completed enrollment in a natural history study in patients with MoCD Type A. cPMP has received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic form of cPMP replacement therapy in a Phase I healthy volunteer study is complete. In addition, we completed enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A switched from treatment with recombinant cPMP. Enrollment is ongoing in the Phase II/III pivotal open-label, single-arm trial of ALXN1101 for treatment-naïve neonates with MoCD Type A.

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
SBC-103, a recombinant form of natural human NAGLU is designed to replace the missing (or deficient) NAGLU enzyme. SBC-103 was granted orphan drug designation by the FDA and by the EC. It received Fast Track designation by the FDA. The first-in-human trial of patients with MPS IIIB is ongoing. In March 2016, researchers presented 24-week results from this study that showed a 26.2 percent mean reduction in heparan sulfate in cerebrospinal fluid at the highest dose studied (3mg/kg every other week) in a Phase I/II study at six months. In July 2016, researchers presented preliminary results on brain

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

MRI and neurocognitive assessments performed after 24 weeks of dosing suggesting preliminary evidence of potential for dose-dependent disease stabilization in patients treated with 0.3, 1, or 3mg/kg every other week of doses of SBC-103. Planned dose escalation of SBC-103 is now ongoing in this trial. This trial will not be expanded and no new patients will be added to the trial. Patients currently enrolled in the trial will continue to receive therapy. No additional studies are planned.
Samalizumab (ALXN6000)
Samalizumab is a first-in-class immunomodulatory humanized monoclonal antibody that blocks CD200 a key immune checkpoint protein expressed in both hematologic and solid malignancies. Alexion is currently enrolling patients in a Phase I trial evaluating the safety and efficacy of samalizumab in patients with advanced solid tumors.
Patients are also being dosed in The Leukemia and Lymphoma Society's BEAT AML Master Trial, a Phase I/II multi-arm clinical trial, which is evaluating samalizumab as well as other potential therapies for the treatment of previously untreated patients with AML.
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
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,126. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at one of its existing facilities.
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
In April 2014, we purchased a fill/finish facility in Athlone, Ireland. Our refurbishment of the facility is substantially complete and after regulatory approvals, the facility will become our first company-owned fill/finish facility for our commercial and clinical products. In July 2016, we announced plans to construct a new biologics manufacturing facility at this site, which is expected to be completed by 2018.
In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, which is expected to be completed by 2020.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2016. Under accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

•	Revenue recognition;

•	Contingent liabilities;

•	Inventories;

•	Share-based compensation;

•	Valuation of goodwill, acquired intangible assets and in-process research and development (IPR&D);

•	Valuation of contingent consideration; and

•	Income taxes.

For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2016. We have reviewed our critical accounting policies as disclosed in our Form 10-K, and we have not noted any material changes.

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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. We elected to early adopt this standard in 2016. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We have also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur.
In October 2016, the FASB issued a new income tax standard that eliminates the exception for an intra-entity asset transfer other than inventory. Under the new standard, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. We elected to early adopt this standard in the first quarter 2017. As a result of the adoption, in the first quarter of 2017, we recorded a $19 decrease in retained earnings, primarily resulting from the elimination of previously recorded prepaid tax assets.
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016	% Change
Net product sales:
United States	360	265	36%
Europe	248	227	9%
Asia Pacific	83	72	15%
Rest of World	178	136	31%
	$869	$700	24%

Net product sales by product are as follows:

	Three months ended March 31,
	2017	2016	% Change
Net product sales:
Soliris	$783	$665	18%
Strensiq	74	33	124%
Kanuma	12	2	500%
	$869	$700	24%
The components of this increase in revenues are as follows:

Components of change:
Price	—%
Volume	26%
Foreign exchange	(2)%
Total change in net product sales	24%
The increase in net product sales for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in unit volumes of 26%. This increase in unit volumes is due to increased global demand for Soliris therapy for patients with PNH or aHUS, as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally. Approximately 3% of the year-over-year increase in unit volumes was due to increased unit volumes in Latin America primarily driven by large orders of Soliris in the first quarter 2017. We have historically deferred revenue recognition for sales to certain international customers, mainly distributors, until the product was received by the end customer due to various factors, including our inability to estimate product returns. On a regular basis, we review revenue arrangements, including our distributor relationships, to determine whether any changes in these arrangements or historical experience with these customers have an impact on revenue recognition. In the first quarter 2017, we determined that we had sufficient sales experience with certain customers to estimate product returns from such customers. As a result, we began to recognize revenue for these customers when title to the product and the associated risk of loss passed to the customer. Some customers may purchase larger quantities of product less frequently, which may result in revenue fluctuations from quarter to quarter.
Foreign exchange had a negative impact of 2% for the three months ended March 31, 2017, as compared to the same period in 2016. The negative impact on foreign exchange of $12 or 2%, was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three months ended March 31, 2017. The negative impact was primarily due to the weakening of the Euro and British Pound, offset in part by gains in the Russian Ruble. Offsetting the impact of the stronger dollar, we recorded a gain in revenue of $20 and $23 related to our foreign currency cash flow hedging program for the three months ended March 31, 2017 and 2016, respectively. We expect to maintain our current hedging program to mitigate foreign currency risk associated with our revenues in 2017.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.
The following table summarizes cost of sales for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change
Cost of sales	$69	$59	$10
Cost of sales as a percentage of net product sales	8%	8%	—%
Research and Development Expense
Our research and development expense includes personnel, facility and external costs associated with the research and development of our product candidates, as well as product development costs. We group our research and development expenses into two major categories: external direct expenses and all other research and development (R&D) expenses.
External direct expenses are comprised of costs paid to outside parties for clinical development, product development and discovery research, as well as costs associated with strategic licensing agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab and other product candidates, including ALXN1210. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our products and other product candidates. Licensing agreement costs include upfront and milestone payments made in connection with strategic licensing arrangements we have entered into with third parties. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
All other R&D expenses consist of costs to compensate personnel, to maintain our facilities, equipment and overhead and similar costs of our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following table provides information regarding research and development expenses:

	Three months ended
	March 31,		$	%
	2017	2016	Change	Change
Clinical development	$58	$50	$8	16%
Product development	54	30	24	80%
Licensing agreements	9	3	6	200%
Discovery research	12	13	(1)	(8)%
Total external direct expenses	133	96	37	39%
Payroll and benefits	74	71	3	4%
Facilities and other costs	12	9	3	33%
Total other R&D expenses	86	80	6	8%
Research and development expense	$219	$176	$43	24%

For the three months ended March 31, 2017, the increase of $43 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $24 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 and ALXN6000 clinical research activities as compared to the first quarter of 2016.

•	Increase of $8 in external clinical development expenses related primarily to an expansion of clinical studies for ALXN 1210 (see table below).

•	Increase of $6 in licensing agreement expenses primarily related to upfront payments made in the first quarter 2017 related to our licensing arrangement with Arbutus Biopharma Corporation.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended
	March 31,		$
	2017	2016	Change
External direct expenses
eculizumab	$20	$22	$(2)
ALXN1210	17	4	13
sebelipase alfa	7	5	2
asfotase alfa	6	5	1
cPMP	1	2	(1)
ALXN1007	1	3	(2)
SBC-103	2	1	1
Other programs	1	3	(2)
Shared expenses	3	5	(2)
	$58	$50	$8
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
The table below provides information regarding selling, general and administrative expense:

	Three months ended
	March 31,		$	%
	2017	2016	Change	Change
Salary, benefits and other labor expense	$157	$148	$9	6%
External selling, general and administrative expense	105	85	20	24%
Total selling, general and administrative expense	$262	$233	$29	12%
For the three months ended March 31, 2017, the increase of $29 in selling, general and administrative expense, as compared to the same period in the prior year, was related to the following:

•
Increase in salary, benefits and other labor expenses of $9. The increase was a result of increased staff costs of our commercial activities to support the continued global launches of Strensiq and Kanuma.

•
Increase in external selling, general and administrative expenses of $20. The increase was primarily due to an increase in legal expenses from the SEC/DOJ FCPA investigation and additional charitable contributions as compared to the first quarter 2016, offset in part by decreases in advertising and promotional cost as compared to the first quarter 2016. Additionally, facilities costs increased from 2016 as a result of continuing growth of operations worldwide.

Amortization of Purchase Intangible Assets
For each of the three months ended March 31, 2017 and 2016, we recorded amortization expense of $80, primarily associated with intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2017 and 2016, the change in fair value of contingent consideration expense associated with our prior business combinations was $4 and $(15), respectively. The increase in the expense associated with the change in the fair value of contingent consideration for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to decreases in the likelihood of payments for contingent consideration in 2016.
Restructuring Expenses
In the first quarter 2017, Alexion initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth and to further allow us to fulfill our mission of serving patients and families with rare diseases. For the three months ended March 31, 2017 we recorded $24 of restructuring expenses primarily related to employee separation costs. We currently estimate incurring approximately $5 to $10 of additional restructuring related expenses in 2017. We expect to pay all accrued amounts related to this restructuring within twelve months. As a result of this restructuring , we expect research and development and selling, general, and administrative expenses to grow at a slower rate than in prior periods.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended
	March 31,		$
	2017	2016	Change
Investment income	$4	$1	$3
Interest expense	(24)	(24)	—
Other income	2	—	2
Total other income (expense)	$(18)	$(23)	$5
Income Taxes
During the three months ended March 31, 2017, we recorded an income tax expense of $24 and an effective tax rate of 12.4%, compared to an income tax expense of $51 and an effective tax rate of 35.8% for the three months ended March 31, 2016.
The income tax expense for the three months ended March 31, 2017 and 2016 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three months ended March 31, 2017 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership in 2016. We expect to continue to benefit from a reduced tax rate as a result of our centralized global supply chain and technical operations in Ireland.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of realizing deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	$ Change
Cash and cash equivalents	$713	$966	$(253)
Marketable securities	$749	$327	$422
Long-term debt (includes current portion)	$3,037	$3,081	$(44)

Current assets	$2,733	$2,578	$155
Current liabilities	837	823	14
Working capital	$1,896	$1,755	$141

The aggregate increase in cash and cash equivalents and marketable securities was primarily attributable to cash generated from operations and net proceeds from the issuance of common stock under share-based compensation arrangements.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Partially offsetting these increases in cash was cash utilized to repurchase shares, principal payments on our term loan, and purchases of property, plant, and equipment.
We expect continued growth in our expenditures and capital investment. However, we anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of March 31, 2017 and December 31, 2016, three customers accounted for 47% of the accounts receivable balance, with these individual customers accounting for 14% to 19% of the accounts receivable balance. For the three months ended March 31, 2017, three customers accounted for 35% of our product sales, with these individual customers accounting for 10% to 15% of our product sales. For the three months ended March 31, 2016, three customers accounted for 39% of our product sales, with these individual customers accounting for 11% to 16% of our product sales.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2017, we had foreign exchange forward contracts with notional amounts totaling $2,367. These outstanding foreign exchange forward contracts had a net fair value of $85, of which $108 is included in other current assets and noncurrent assets and $23 is included in other current liabilities and noncurrent liabilities. As of March 31, 2017, we had interest rate swap contracts with notional amounts totaling $1,256. These outstanding interest rate swap contracts had a net fair value of $12, which is included in other current assets and noncurrent assets. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of March 31, 2017, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $766 that will become payable if and when certain development and commercial milestones are achieved.  Of these milestone amounts, $451 and $315 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term and, during the next 12 months, we expect to make milestone payments of approximately $25, associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $7.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of March 31, 2017 and December 31, 2016, our total facility lease obligation was $135 and $136, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of March 31, 2017 and December 31, 2016, we recorded a construction-in-process asset of $158 and $118, respectively, and an offsetting facility lease obligation of $142 and $107, respectively, within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
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
As of March 31, 2017, we had $3,037 outstanding on the term loan. As of March 31, 2017, we had open letters of credit of $16, and our borrowing availability under the revolving facility was $484.
Manufacturing Obligations
We have supply agreements with Lonza relating to the manufacture of Soliris and Strensiq, which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the production levels of ARIMF.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,126 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. As of March 31, 2017, approximately $476 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. These subsidiaries will settle any outstanding intercompany trade payables prior to having excess cash available which could be repatriated to our entities in the U.S. While we intend to reinvest CFC earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so, certain unforeseen future events could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. During the three months ended March 31, 2017 and 2016 under the program, we repurchased 1 and 2 shares of our common stock at a cost of $68 and $297, respectively.
Subsequent to March 31, 2017, we repurchased common stock under our repurchase program at a cost of $32. As of April 27, 2017, there is a total of $900 remaining for repurchases under the repurchase program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,
	2017	2016	$ Change
Net cash provided by operating activities	$308	$174	$134
Net cash used in investing activities	(495)	(6)	(489)
Net cash used in financing activities	(69)	(472)	403
Effect of exchange rate changes on cash	3	4	(1)
Net change in cash and cash equivalents	$(253)	$(300)	$47

Operating Activities
Cash flows provided by operations for the three months ended March 31, 2017 were $308 compared to $174 for the three months ended March 31, 2016. The increase was primarily due to an increase in gross margin on product sales of $159 resulting primarily from an increase in global demand for Soliris as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally. Partially offsetting this increase was an increase in R&D product development costs and selling, general and administrative expenses during 2017.
We expect increases in cash flow from operations, which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash used for investing activities for the three months ended March 31, 2017 were $495 compared to $6 for the three months ended March 31, 2016. The increase in cash used for investing activities was primarily due to purchases of available-for-sale marketable securities of $700 for the three months ended March 31, 2017, compared to $208 for the three months ended March 31, 2016.
We expect to have significant spending on property, plant and equipment in 2017 related to the construction of our new biologics manufacturing facilities in Ireland.
Financing Activities

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Cash flows used in financing activities for the three months ended March 31, 2017 were $69 compared to $472 for the three months ended March 31, 2016. The decrease in cash used for financing activities was primarily due to the following:

•	Principal payments on our credit facility of $44 during the three months ended March 31, 2017, compared to $175 during the three months ended March 31, 2016.

•	Repurchases of common stock of $68 for the three months ended March 31, 2017, compared to $297 for the three months ended March 31, 2016.

•	Proceeds from the issuance of stock for share-based compensation arrangements of $47 for the three months ended March 31, 2017, compared to $4 for the three months ended March 31, 2016.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2016, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except percentages)
Interest Rate Risk
As of March 31, 2017, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term to maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(3) and $3, respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate notional amounts of approximately 45% of our outstanding term loan. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $17, based on the unhedged portion of our outstanding term loan.
Foreign Exchange Market Risk
Our operations include activities in many countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. We have exposure to movements in foreign currency exchange rates, the most significant of which are the Euro, the Ruble, and Japanese Yen, against the U.S. dollar. We are a net receiver of many foreign currencies, and our consolidated financial results benefit from a weaker U.S. dollar and are adversely impacted by a stronger U.S. dollar relative to foreign currencies in which we sell our product.
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies. Approximately 47% of our product sales were denominated in foreign currencies during the three months ended March 31, 2017, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
Both positive and negative impacts to our international product sales from movements in foreign currency exchange rates are only partially mitigated by the natural, opposite impact that foreign currency exchange rates have on our international operating expenses. Additionally, we have operations based in Europe and accordingly, our expenses are impacted by fluctuations in the value of the Euro against the U.S. dollar.

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
As of March 31, 2017 and December 31, 2016, we held foreign exchange forward contracts with notional amounts totaling $2,367 and $2,389, respectively. As of March 31, 2017 and December 31, 2016, our outstanding foreign exchange forward contracts had a net fair value of $85 and $140, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of March 31, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $166 as of March 31, 2017. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weakness in internal control over financial reporting that was previously disclosed in our Quarterly Report on Form 10-Q filed on January 4, 2017 and in our Annual Report on Form 10-K filed on February 16, 2017 and described below, which was not remediated as of March 31, 2017.
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
Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Remediation Plan and Activities
Management has been engaged and will continue to advance in remedial activities to address the material weakness described above. The remedial activities include the following:

•
The Board of Directors has and will reinforce to key leadership the importance of setting appropriate Tone at the Top and of appropriate behavior with respect to the Company’s commitment to ethics and compliance programs in the performance of the Company’s mission, as well as adherence to the Company’s internal control over financial reporting framework;

•
Members of senior management, with the participation and input of the Audit and Finance Committee and the Board of Directors, have and will increase communication with, and training of employees regarding:

▪	Our commitment to ethical standards and the integrity of our business practices;

▪	Requirements for compliance with applicable laws, our Code of Ethics and Business Conduct and other Company policies; and

▪	Availability of and processes for reporting suspected violations of law or our Code of Ethics and Business Conduct.

•
Revised financial reporting processes to ensure that all employees annually confirm compliance with the Company’s Code of Ethics and Business Conduct and that deviations are identified and timely remediated; and

•
The Board of Directors, together with management, has evaluated and will continue to evaluate certain Company practices and procedures, including those related to compensation, planning and forecasting, as well as the Company’s organizational structure, and determine which practices and procedures should be modified or terminated, and management has assessed and will continue to assess roles and responsibilities to enhance controls and compliance.

In addition, on December 11, 2016, our Board of Directors oversaw a change in the Company’s senior leadership when it appointed an Interim Chief Executive Officer and a new Chief Financial Officer following the departures of our former Chief Executive Officer and Chief Financial Officer, as well as other personnel changes. The Board of Directors subsequently appointed Dr. Hantson as Chief Executive Officer effective March 27, 2017.
The Company is committed to maintaining a strong internal control environment. Management believes the foregoing efforts will effectively remediate the material weakness. However, it will take time to determine whether the additional controls we implement will be sufficient to accomplish their intended purpose. While our Board of Directors and senior management are closely monitoring the remediation efforts discussed in this section, until such efforts, and any additional activities that our senior management determines are necessary, are completed and determined to be effective, we will not be able to conclude that the material weakness has been remediated. We will provide further updates to the Board of Directors on an ongoing basis with measurable milestones and responsibilities regarding the progress of our remediation efforts.

Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws.
At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing investigation. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
Alexion is committed to strengthening its compliance program and has initiated a comprehensive company-wide transformation plan to enhance and remediate its business processes, structures, controls, training, talent and systems across Alexion’s global operations. For information concerning the risks associated with the investigation, see our Risk Factor - "If we fail to comply with laws or regulations, we may be subject to investigations and civil or criminal penalties and our business could be adversely affected."
In the fourth quarter 2016, several securities class action lawsuits were filed against the Company and its former officers in federal district court alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. § 78j(b), and Rule 10b-5, promulgated thereunder, alleging that defendants made misstatements and/or omissions concerning the Company’s sales of Soliris. On April 12, 2017, the U.S. District Court for the District of Connecticut (the Court) awarded lead plaintiff status to Erste-Sparinvest KapitalanLagegesellschaft mbH (Erste) and the Public Employee Retirement System of Idaho (PERSI). Erste and PERSI filed its shareholder putative class action with the Court on December 29, 2016, alleging that defendants made misrepresentations and omissions about Soliris between February 10, 2014 and December 9, 2016. The litigation is in the early stages, and defendants have not yet responded to the complaint. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. Other companies have disclosed similar inquiries. We are cooperating with this inquiry.

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
Currently, our ability to generate revenues depends primarily on the commercial success of Soliris and whether physicians, patients and healthcare payers view Soliris as therapeutically effective and safe relative to cost. Since we launched Soliris in the U.S. in 2007, substantially all of our revenue has been attributed to sales of Soliris. In 2015, we received marketing approval in the U.S., the EU and Japan, of our second marketed product, Strensiq, for the treatment of HPP. We also received marketing approval in 2015 in the U.S. and the EU for our third product, Kanuma, for the treatment of LAL-D.
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
Because the target patient populations of Kanuma and Strensiq are small and have not been definitively determined, we must be able to successfully identify patients in order to maintain growth.
Kanuma and Strensiq are currently approved to treat ultra-rare diseases with small patient populations that have not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with Kanuma and Strensiq, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business.

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
We rely on one to two facilities to manufacture each of our products. We are authorized to sell Soliris that is manufactured by Lonza and at ARIMF in the U.S., the EU, Japan and certain other territories. However, manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility in some cases until such time as we have received the required regulatory approval for an additional facility, if ever, however, in certain territories only a single manufacturing facility may be registered and we will continue to rely on a single manufacturing facility in such instances. We will continue to depend entirely on one facility to manufacture Soliris for commercial sale in such other territories until that time. We also depend entirely on one facility to manufacture Strensiq and on one facility for the purification of Kanuma for commercial sale. Regarding Kanuma, we rely on two animal facilities to produce the starting material, and a single manufacturing facility to manufacture the drug product.
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
It can take longer than five years to build and validate a new manufacturing facility and it can take longer than three years to qualify and validate a new contract manufacturer. We have completed the build-out of a fill-finish facility in Ireland to support global drug product manufacture or vial fill finish of Soliris and Alexion's other clinical and commercial products. We cannot guarantee that this facility will receive the necessary global regulatory approvals in a timely manner and we will continue to rely on appropriate third parties to supplement our fill-finish operations until that time. We also completed construction of a new facility in Dublin, Ireland in the fourth quarter of 2015, which is comprised of laboratories, packaging and warehousing operations and we intend to make significant further investment in this facility for the manufacture our products. We cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals, or that we will be able to perform the intended supply chain services at either of these facilities for commercial or clinical use.
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
In addition to FDA and related regulatory requirements, we are subject to healthcare "fraud and abuse" laws, such as the federal False Claims Act (FCA), the anti-kickback provisions of the federal Social Security Act, and other related federal laws and regulations. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind to induce, or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. A conviction for violation of the Anti-kickback Statute requires mandatory exclusion from participation in federal healthcare programs. The majority of states also have statutes similar to the federal Anti-Kickback Statute and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to scrutiny on a case-by-case basis. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. Pharmaceutical companies have been investigated and have reached substantial financial settlements with the Federal government under the FCA for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for uses that the FDA has not approved, or “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. We seek to comply with the FCA laws, but we cannot assure that our compliance program, policies and procedures will always protect Alexion from acts committed by its employees or third-party distributors or service providers. Violations of U.S. federal and state fraud and abuse laws may result in criminal, civil and administrative sanctions, including fines, damages, civil monetary penalties and exclusion from federal healthcare programs (including Medicare and Medicaid).
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA, and in December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations.
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, including by the SEC or DOJ pursuant to its investigation of our compliance with the FCPA and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions. Additionally, remediation of any such findings could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to the SEC and the DOJ in connection with its investigation of our FCPA practices and other matters, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
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
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In March 2017, our Board appointed a new CEO and we have experienced other recent management changes. Such changes have the potential to adversely impact our ability to retain key employees, including other members of senior management, as well as to disrupt our business operations, financial conditions, programs, plans and strategies.
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
As of March 31, 2017, the net carrying value of our goodwill and other intangible assets totaled $9,260. As required by generally accepted accounting principles, we periodically assess these assets to determine if they are impaired. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
Our business could be affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, in December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. Further, securities fraud class action litigation has been filed against the Company, and certain former executives, and we could also become subject to legal proceedings and government investigations relating to matters addressed in the Audit Committee Investigation. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.

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
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations are extensive and far-reaching, and we must maintain accurate records and control over the activities of our distributors and third party service providers in countries where we operate. We have policies and procedures designed to help ensure that we and our representatives, including our employees, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by our representatives. Any determination that our operation or activities are not in compliance with existing laws or regulations, including the FCPA, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have an adverse effect on our business operations. Although we conducted due diligence of Synageva's operations prior to the acquisition, we may discover or identify deficiencies or non-compliance with such laws as we complete the integration of the Synageva business and conduct operations. Failure to comply with the laws and regulations of the countries in which we operate could materially harm our business.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2017	—	$—	—	$325
February 1-28, 2017	0.04	$130.29	0.04	$995
March 1-31, 2017	0.51	$123.18	0.51	$932
Total	0.55	$123.74	0.55
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

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)	Exhibits:

10.1	Employment Agreement, dated as of March 27, 2017, by and between Ludwig N. Hantson and Alexion Pharmaceuticals, Inc.

10.2	Alexion's Nonqualified Deferred Compensation Plan Basic Plan Document

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: April 27, 2017		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ David J. Anderson
Date: April 27, 2017		David J. Anderson Chief Financial Officer (principal financial officer)