Form 10-Q
period 2017-06-30
ALEXION PHARMACEUTICALS INC
filed 2017-07-27
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check One:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	223,185,245
Class	Outstanding as of July 24, 2017

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$542	$966
Marketable securities	902	327
Trade accounts receivable, net	710	650
Inventories	410	375
Prepaid expenses and other current assets	225	260
Total current assets	2,789	2,578
Property, plant and equipment, net	1,233	1,036
Intangible assets, net	4,112	4,303
Goodwill	5,037	5,037
Other assets	318	299
Total assets	$13,489	$13,253
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$51	$64
Accrued expenses	562	508
Deferred revenue	14	37
Current portion of long-term debt	167	167
Current portion of contingent consideration	25	24
Other current liabilities	37	23
Total current liabilities	856	823
Long-term debt, less current portion	2,804	2,888
Contingent consideration	156	129
Facility lease obligation	277	233
Deferred tax liabilities	387	396
Other liabilities	134	90
Total liabilities	4,614	4,559
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.0001 par value; 290 shares authorized; 234 and 232 shares issued at June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	8,135	7,957
Treasury stock, at cost, 10 and 8 shares at June 30, 2017 and December 31, 2016, respectively	(1,380)	(1,141)
Accumulated other comprehensive (loss) income	(14)	60
Retained earnings	2,134	1,818
Total stockholders' equity	8,875	8,694
Total liabilities and stockholders' equity	$13,489	$13,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net product sales	$912	$753	$1,781	$1,453
Other revenue	—	—	1	1
Total revenues	912	753	1,782	1,454
Cost of sales	84	60	153	119
Operating expenses:
Research and development	199	180	418	356
Selling, general and administrative	265	232	527	465
Amortization of purchased intangible assets	80	80	160	160
Change in fair value of contingent consideration	24	5	28	(10)
Acquisition-related costs	—	1	—	2
Restructuring expenses	3	—	27	1
Impairment of intangible assets	31	—	31	—
Total operating expenses	602	498	1,191	974
Operating income	226	195	438	361
Other income and expense:
Investment income	4	2	8	3
Interest expense	(24)	(24)	(48)	(48)
Other income (expense)	—	(3)	2	(3)
Income before income taxes	206	170	400	313
Income tax expense	41	50	65	101
Net income	$165	$120	$335	$212
Earnings per common share
Basic	$0.74	$0.54	$1.49	$0.94
Diluted	$0.73	$0.53	$1.49	$0.94
Shares used in computing earnings per common share
Basic	224	224	225	225
Diluted	225	226	225	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$165	$120	$335	$212
Other comprehensive loss, net of tax:
Foreign currency translation	4	—	7	2
Unrealized gains on marketable securities	—	1	1	3
Unrealized (losses) gains on pension obligation	—	(1)	—	1
Unrealized losses on hedging activities, net of tax of $(30), $(1), $(45) and $(37), respectively	(54)	(4)	(82)	(68)
Other comprehensive loss, net of tax	(50)	(4)	(74)	(62)
Comprehensive income	$115	$116	$261	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$335	$212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	201	195
Impairment of intangible assets	31	—
Change in fair value of contingent consideration	28	(10)
Share-based compensation expense	115	105
Deferred taxes	22	71
Other	(13)	5
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(46)	(65)
Inventories	(33)	(39)
Prepaid expenses and other assets	(90)	(88)
Accounts payable, accrued expenses and other liabilities	61	(6)
Deferred revenue	(23)	33
Net cash provided by operating activities	588	413
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,128)	(495)
Proceeds from maturity or sale of available-for-sale securities	558	294
Purchases of trading securities	(5)	(4)
Purchases of property, plant and equipment	(175)	(131)
Other	2	—
Net cash used in investing activities	(748)	(336)
Cash flows from financing activities:
Payments on term loan	(87)	(175)
Repurchases of common stock	(239)	(331)
Net proceeds from issuance of common stock under share-based compensation arrangements	60	20
Payments on facility lease obligations	(9)	(5)
Other	(1)	—
Net cash used in financing activities	(276)	(491)
Effect of exchange rate changes on cash	12	2
Net change in cash and cash equivalents	(424)	(412)
Cash and cash equivalents at beginning of period	966	1,010
Cash and cash equivalents at end of period	$542	$598

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$50	$50
Accrued expenses for purchases of property, plant and equipment	$35	$26
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a biopharmaceutical company focused on serving patients and families affected by rare diseases through the innovation, development and commercialization of life-transforming therapeutic products.
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
We are also evaluating additional potential indications for eculizumab in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with devastating and rare disorders.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. We plan to adopt the new standard in the first quarter 2018 using the modified retrospective method. We have performed a review of the new standard compared to our current accounting policies and we have not identified any accounting changes that would materially impact the recognition of our net product sales. Review of our customer contracts is in progress and we plan to finalize our review of these contracts in the second half of 2017 to determine the impact that this standard may have on our financial position, results of operations and disclosures.
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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. We elected to early adopt this standard in the third quarter of 2016. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We have also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur. The standard requires restatement of previously reported results in the year following adoption, as if the new standard was adopted effective January 1, 2016, and accordingly, we have reflected additional tax benefits of $5 for the three and six months ended June 30, 2016 in our consolidated statement of operations.
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
The components of inventory are as follows:

	June 30,	December 31,
	2017	2016
Raw materials	$19	$17
Work-in-process	131	143
Finished goods	260	215
	$410	$375

4.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		June 30, 2017			December 31, 2016
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$29	$(29)	$—	$29	$(29)	$—
Patents	7	11	(11)	—	11	(11)	—
Purchased technology	6-16	4,711	(599)	4,112	4,711	(439)	4,272
Acquired IPR&D	Indefinite	—	—	—	31	—	31
Total		$4,751	$(639)	$4,112	$4,782	$(479)	$4,303
Goodwill	Indefinite	$5,040	$(3)	$5,037	$5,040	$(3)	$5,037
In the second quarter 2017, we recognized an impairment charge of $31 related to our SBC-103 acquired in-process research and development asset due to clinical results.
Amortization expense for each of the three and six months ended June 30, 2017 and 2016 was $80 and $160, respectively. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $160 for the six months ending December 31, 2017, and $320 for each of the years ending December 31, 2018 through December 31, 2022.

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
In connection with entering into the Credit Agreement, we paid $45 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for each of the three and six months ended June 30, 2017 and 2016 was $2 and $5, respectively.
We made principal payments of $87 during the six months ended June 30, 2017. As of June 30, 2017, we had $2,994 outstanding on the term loan. As of June 30, 2017, we had open letters of credit of $14, and our borrowing availability under the revolving facility was $486.
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
The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income used for basic and diluted calculation	$165	$120	$335	$212
Shares used in computing earnings per common share—basic	224	224	225	225
Weighted-average effect of dilutive securities:
Stock awards	1	2	—	1
Shares used in computing earnings per common share—diluted	225	226	225	226
Earnings per common share:
Basic	$0.74	$0.54	$1.49	$0.94
Diluted	$0.73	$0.53	$1.49	$0.94
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and six months ended June 30, 2017 were 6 shares of common stock because their effect was anti-dilutive. Similarly, we excluded 4 shares from the calculation of EPS for the three and six months ended June 30, 2016 because their effect was anti-dilutive.

7.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by type of security as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$21	$—	$—	$21
Corporate bonds	442	1	—	443
Municipal bonds	1	—	—	1
Other government-related obligations:
U.S.	19	—	—	19
Foreign	395	—	—	395
Bank certificates of deposit	29	—	—	29
Total available-for-sale debt securities	$907	$1	$—	$908
Equity securities	—	1	—	1
Total available-for-sale securities	$907	$2	$—	$909

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

The aggregate fair value of available-for-sale securities in an unrealized loss position as of June 30, 2017 and December 31, 2016 was $415 and $265, respectively. These investments have been in a continuous unrealized loss position for less than 12 months. As of June 30, 2017, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$25	$120
Marketable securities	884	314
	$909	$434

The fair values of available-for-sale debt securities at June 30, 2017, by contractual maturity, are summarized as follows:

June 30, 2017
Due in one year or less	$528
Due after one year through three years	380
$908

As of June 30, 2017 and December 31, 2016, the fair value of our trading securities was $18 and $13, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three and six months ended June 30, 2017 and 2016.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. These hedges are designated as cash flow hedges upon contract inception. As of June 30, 2017, we had open foreign exchange forward contracts with notional amounts totaling $1,782 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread. As of June 30, 2017 we are party to interest rate swap agreements with a total notional amount of $2,256 that convert the floating rate on a portion of our term loan to fixed rates ranging from 0.98% to 2.08%, plus borrowing spreads. These agreements cover periods through December 31, 2019.
The following tables summarize the total interest rate swap contracts executed as of June 30, 2017:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate
Floating to Fixed	656	December 31, 2016	December 31, 2019	0.98%
Floating to Fixed	300	January 31, 2017	December 31, 2018	1.29%
Floating to Fixed	300	January 2, 2019	December 31, 2019	2.08%
Floating to Fixed	200	March 31, 2017	December 31, 2019	1.62%
Floating to Fixed	200	March 31, 2017	December 31, 2018	1.40%
Floating to Fixed	200	June 30, 2017	December 31, 2019	1.53%
Floating to Fixed	100	June 30, 2017	December 31, 2019	1.50%
Floating to Fixed	100	June 30, 2017	December 31, 2019	1.52%
Floating to Fixed	200	June 30, 2017	December 31, 2019	1.57%
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Foreign Exchange Contracts:
(Loss) gain recognized in AOCI, net of tax	$(45)	$9	$(61)	$(40)
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$8	$10	$21	$25
Interest Rate Contracts:
Loss recognized in AOCI, net of tax	$(2)	$(3)	$(1)	$(3)
Loss reclassified from AOCI to interest expense, net of tax	$(1)	$—	$(1)	$—
Assuming no change in foreign exchange rates or LIBOR-based interest rates from market rates at June 30, 2017, $10 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. The amount of gains recognized in AOCI that will be reclassified to interest expense over the next 12 months is $2.
We enter into foreign exchange forward contracts, with durations of approximately 90 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $702.
We recognized a loss of $5, in other income and expense, for the three months ended June 30, 2016, and $9 and $18, for the six months ended June 30, 2017 and 2016, respectively, associated with the foreign exchange contracts not designated as hedging instruments. Losses associated with the foreign exchange contracts not designated as hedging instruments were not material for the three months ended June 30, 2017. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables summarize the fair value of outstanding derivatives at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$28	Other current liabilities	$18
Foreign exchange forward contracts	Other assets	15	Other liabilities	19
Interest rate contracts	Prepaid expenses and other current assets	3	Other current liabilities	1
Interest rate contracts	Other assets	10	Other liabilities	2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	8	Other current liabilities	9
Total fair value of derivative instruments		$64		$49

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$80	Other current liabilities	$2
Foreign exchange forward contracts	Other assets	59	Other liabilities	4
Interest rate contracts	Prepaid expenses and other current assets	—	Other current liabilities	—
Interest rate contracts	Other assets	10	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17	Other current liabilities	10
Total fair value of derivative instruments		$166		$16

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

	June 30, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$64	$—	$64	$(37)	$—	$27
Derivative liabilities	(49)	—	(49)	37	—	(12)

	December 31, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$166	$—	$166	$(16)	$—	$150
Derivative liabilities	(16)	—	(16)	16	—	—

9.	Other Investments
Other investments include our investment of $38 in the preferred stock of Moderna Therapeutics, Inc. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of June 30, 2017.

10.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, for the three months ended June 30, 2017, we repurchased 1 shares of our common stock at a cost of $171. During the three months ended June 30, 2016, we repurchased a minimal number of shares at a cost of $34. During each of the six months ended June 30, 2017 and 2016, we repurchased 2 shares of our common stock at a cost of $239 and $331, respectively.
Subsequent to June 30, 2017, we repurchased 1 shares of our common stock under our repurchase program at a cost of $54. As of July 27, 2017, there is a total of $707 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

11.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2017 and 2016:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2016	$(7)	$(1)	$92	$(24)	$60
Other comprehensive income before reclassifications	—	—	(62)	7	(55)
Amounts reclassified from other comprehensive income	—	1	(20)	—	(19)
Net other comprehensive income (loss)	—	1	(82)	7	(74)
Balances, June 30, 2017	$(7)	$—	$10	$(17)	$(14)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2015	$(10)	$(1)	$93	$(20)	$62
Other comprehensive income before reclassifications	1	3	(43)	2	(37)
Amounts reclassified from other comprehensive income	—	—	(25)	—	(25)
Net other comprehensive income (loss)	1	3	(68)	2	(62)
Balances, June 30, 2016	$(9)	$2	$25	$(18)	$—

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2017	2016	2017	2016
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$12	$15	$32	$38	Net product sales
Effective portion of interest rate swap contracts	(1)	—	(1)	—	Other income (expense)
	11	15	31	38
	(4)	(5)	(11)	(13)	Income tax expense
	$7	$10	$20	$25

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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2017
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$4	$—	$4	$—
Cash equivalents	Corporate bonds	$12	$—	$12	$—
Cash equivalents	Other government-related obligations	$13	$—	$13	$—
Marketable securities	Mutual funds	$18	$18	$—	$—
Marketable securities	Commercial paper	$21	$—	$21	$—
Marketable securities	Corporate bonds	$431	$—	$431	$—
Marketable securities	Municipal bonds	$1	$—	$1	$—
Marketable securities	Other government-related obligations	$401	$—	$401	$—
Marketable securities	Bank certificates of deposit	$29	$—	$29	$—
Marketable securities	Equity securities	$1	$1	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$36	$—	$36	$—
Other assets	Foreign exchange forward contracts	$15	$—	$15	$—
Other current liabilities	Foreign exchange forward contracts	$27	$—	$27	$—
Other liabilities	Foreign exchange forward contracts	$19	$—	$19	$—
Prepaid expenses and other current assets	Interest rate contracts	$3	$—	$3	$—
Other assets	Interest rate contracts	$10	$—	$10	$—
Other current liabilities	Interest rate contracts	$1	$—	$1	$—
Other liabilities	Interest rate contracts	$2	$—	$2	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$25	$—	$—	$25
Contingent consideration	Acquisition-related contingent consideration	$156	$—	$—	$156

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

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2017.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy consist of money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of June 30, 2017, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $766 if all development, regulatory and sales-based milestones are reached. As of June 30, 2017, the fair value of acquisition-related contingent consideration was $181. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six months ended
June 30, 2017
Balance at December 31, 2016	$(153)
Changes in fair value	(28)
Balance at June 30, 2017	$(181)

In the second quarter 2017, a milestone associated with our acquisition of Enobia Pharma Corp was achieved. In connection with such achievement, we will make a $25 milestone payment in the third quarter 2017.

13.	Income Taxes
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Income tax expense	$41	$50	$65	$101
Effective tax rate	19.9%	29.4%	16.3%	32.3%

The income tax expense for the three and six months ended June 30, 2017 and 2016 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and six months ended June 30, 2017 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership in 2016. This non-cash deferred tax cost increased the effective tax rate for the three and six months ended June 30, 2016 by approximately 18%.
The Internal Revenue Service (IRS) has commenced an examination of our U.S. income tax returns for 2013 and 2014. We anticipate this audit will conclude within the next twelve months. As of July 27, 2017, we had not received any significant Notices of Proposed Adjustment from the IRS.
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

14.	Defined Benefit Plans
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for each of the three and six months ended June 30, 2017 and 2016 was $1 and $3, respectively, primarily related to service costs.

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
Construction of the facility was completed and the building was placed into service in the first quarter 2016. For each of the three and six months ended June 30, 2017 and 2016, we recognized $4 and $7, respectively, of interest expense associated with this arrangement. As of June 30, 2017 and December 31, 2016, our total facility lease obligation was $135 and $136, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of June 30, 2017 and December 31, 2016, we recorded a construction-in-process asset of $168 and $118, respectively, and an offsetting facility lease obligation of $150 and $107, respectively, associated with the manufacturing facility.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2017, we incurred $50 of payments to Lonza under this agreement, of which $7 was applied against the outstanding facility lease obligation and $43 was recognized as a prepayment of inventory. See Note 16 for minimum fixed payments due under Lonza agreements.

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
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,153. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $23 with other third party manufacturers.

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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed lead plaintiff. On July 14, 2017, lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. The litigation is in the early stages, and defendants have not yet responded to the complaint. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office is coordinating with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. We are cooperating with this inquiry.
In June 2017, we received a demand to inspect certain Company books and records pursuant to Section 220 of the General Corporation Law of the State of Delaware on behalf of a purported stockholder. Among other things, the demand seeks to determine whether to institute a derivative lawsuit against certain of the Company’s directors and officers in relation to the investigation by our Audit and Finance Committee announced in November 2016 and the investigations instituted by the SEC, DOJ, U.S. Attorney’s Office for the District of Massachusetts, and Brazilian law enforcement officials that are described above. The Company is currently in the process of responding to the demand. Given the early stages of this matter, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously disclosed, the FDA issued Form 483s in August 2014, August 2015 and August 2016 related to observations at ARIMF and the inspectional observations from these Form 483s have since been closed out by the FDA. During July 2017, the FDA completed a routine cGMP inspection at ARIMF. At the conclusion of the inspection, the FDA issued a Form 483 with two observations. The observations are inspectional, and do not represent a final FDA determination of compliance. The observations pertain to: equipment and premises maintenance relating to rouging, and pest control. The observations were not designated as repeat observations. Alexion will work diligently to address the observations identified in the current Form 483. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in the Warning Letter and the July 2017 Form 483 is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In the second quarter 2017, we recorded an immaterial out of period adjustment of approximately $6 for distribution fees related to importation expenses.  These fees were recorded as accrued expenses in our consolidated balance sheet as of June 30, 2017.

17.	Restructuring
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. For the three and six months ended June 30, 2017 we recorded restructuring expenses of $3 and $27, respectively. We expect to pay all accrued amounts related to this restructuring within the next twelve months. We currently estimate incurring additional restructuring expenses of approximately $5 to $10 in 2017 related to currently approved restructuring activities as of July 27, 2017.
As we continue to evaluate our strategic business plan and global footprint, we may incur restructuring expenses in 2017 that are materially different from our current estimate.
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and six months ended June 30, 2017:

	Three months ended June 30,				Six months ended June 30,
	2017				2017
	Employee Separation Costs	Contract Termination Costs	Other Costs	Total	Employee Separation Costs	Contract Termination Costs	Other Costs	Total
Liability, beginning of period	$21	$—	$—	$21	$—	$—	$—	$—
Restructuring expenses	—	1	2	3	21	1	5	27
Cash settlements	(10)	(1)	(1)	(12)	(10)	(1)	(1)	(12)
Adjustments to previous estimates	—	—	—	—	—	—	—	—
Asset impairments	—	—	—	—	—	—	(3)	(3)
Liability, end of period	$11	$—	$1	$12	$11	$—	$1	$12

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The restructuring reserve of $12 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of June 30, 2017.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, failure to satisfactorily address the issues raised by the U.S. Food and Drug Administration (FDA) in the March 2013 Warning Letter and Form 483s issued by the FDA, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa, sebelipase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities fraud class action litigation filed in December 2016, the investigation by our Audit and Finance Committee announced in November 2016 (the Audit Committee Investigation), the inquiry by the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of patient assistance programs, the investigation of our Brazilian operations by Brazilian authorities, risks related to potential disruptions to our business as a result of the leadership changes and transition announced in December 2016 and March 2017, the anticipated effects of the company-wide restructuring initiated in the first quarter 2017, the short and long-term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview
We are a biopharmaceutical company focused on serving patients and families affected by rare diseases through the innovation, development and commercialization of life-transforming therapeutic products.
In our complement franchise, Soliris is the first and only therapy approved for patients with either PNH or aHUS. In our metabolic franchise, we commercialize Strensiq for the treatment of patients with HPP and Kanuma for the treatment of patients with LAL-D.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

We are also evaluating additional potential indications for eculizumab in other severe and devastating diseases in which uncontrolled complement activation is the underlying mechanism, and we are progressing in various stages of development with additional product candidates as potential treatments for patients with devastating and rare diseases.
Recent Developments
In the second quarter 2017, we announced the following key additions to our executive leadership team.
•Indrani Franchini, J.D., Chief Compliance Officer
•Brian Goff, Chief Commercial Officer
•Anne-Marie Law, Chief Human Resource Officer
•John Orloff, M.D., Head of Research & Development
In addition, during the second quarter 2017, we announced that Dave Anderson, Chief Financial Officer, will be retiring from Alexion at the end of August 2017 and will resign his position as Chief Financial Officer effective July 31, 2017. Paul Clancy, who joined Alexion on July 10, 2017, will assume the role of Chief Financial Officer on July 31, 2017.

Products and Development Programs
We focus our product development programs on life-transforming therapeutics for rare diseases for which current treatments are either non-existent or inadequate.

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
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a severe and life-threatening, ultra-rare genetic disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Soliris is approved for the treatment of pediatric and adult patients with aHUS in the U.S., Europe and Japan. We are sponsoring a multinational registry to gather information regarding the natural history of patients with aHUS and the longer-

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

term outcomes during Soliris treatment. In addition, the FDA and European Commission (EC) have granted Soliris orphan drug designation for the treatment of patients with aHUS.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our clinical development programs include the following:

Product	Development Area	Indication	Development Stage
Soliris (eculizumab)	Neurology	Refractory Generalized Myasthenia Gravis (gMG)	Regulatory Review
		Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)	Phase III
	Transplant	Antibody Mediated Rejection (AMR) Presensitized Renal Transplant - Deceased Donor	Phase II
ALXN1210 (IV)	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase III
		Atypical Hemolytic Uremic Syndrome (aHUS)	Phase III
ALXN1210 (Subcutaneous)	Next Generation Complement Inhibitor		Phase I
cPMP (ALXN1101) **	Metabolic Disorders	Molybdenum Cofactor Deficiency (MoCD ) Type A	Phase II / III
Samalizumab (ALXN6000) **	Immuno-Oncology	Advanced Solid Tumors	Phase I
		Acute Myeloid Leukemia (AML)*	Phase I/II
*Part of the Leukemia and Lymphoma Society BEAT AML Master study.
**Evaluating out-licensing opportunities

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
In June 2017, we announced that the Committee for Medicinal Products for Human Use (CHMP) of the EMA has adopted a positive opinion to extend the current therapeutic indication for Soliris (eculizumab) to include the treatment of refractory gMG in patients who are anti-acetylcholine receptor (AChR) antibody-positive.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
In June 2016, we announced interim data from a Phase I/II study in patients with PNH showing that once-monthly dosing of ALXN1210 achieved rapid and sustained reductions in hemolysis, as measured by mean levels of lactate dehydrogenase (LDH), in 100 percent of treated patients. Chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). Researchers also reported that, at the time of analysis, 80 percent of patients who required at least 1 blood transfusion in the 12 months prior to treatment with ALXN1210 did not require transfusions while on treatment with ALXN1210. Furthermore, in December 2016, we reported new data from this same ongoing study that showed rapid and sustained reductions in LDH in patients with PNH treated with once-monthly dosing. Patients also had improvements in Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue score from baseline, with patients in the higher-dose cohort achieving a two-fold greater improvement compared with the lower-dose cohort. In addition, we have completed enrollment and treatment is ongoing in an open-label, multi-dose Phase II study of ALXN1210 in patients with PNH designed to measure reductions in hemolysis and safety in several dosing cohorts and intervals evaluating monthly and longer dosing intervals. We have initiated a Phase III open-label, multinational, active-controlled study of ALXN1210 compared to eculizumab (Soliris) in adult patients with PNH who have never been treated with a complement inhibitor. The study is evaluating ALXN1210 administered intravenously every eight weeks. Patient enrollment has been completed in this trial.
In addition, we have initiated a supportive Phase III open-label, multinational, active-controlled study of ALXN1210 in patients with PNH who had been receiving eculizumab compared to eculizumab in adult patients with PNH who have never been treated with a complement inhibitor. The study is evaluating ALXN1210 administered intravenously every eight weeks. Patient enrollment is ongoing in this trial.
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
In addition, we have initiated a supportive Phase III open-label, multinational, study of ALXN1210 in pediatric and adolescent patients with aHUS who have never been treated with a complement inhibitor. The study is evaluating ALXN1210 administered intravenously every eight weeks. Patient enrollment is ongoing in this trial.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Subcutaneous (SC) Delivery
We have completed enrollment in a Phase I study in healthy volunteers to evaluate ALXN1210 delivered subcutaneously.

cPMP (ALXN1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we have completed enrollment in a natural history study in patients with MoCD Type A. cPMP has received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic form of cPMP replacement therapy in a Phase I healthy volunteer study is complete. In addition, we completed enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A switched from treatment with recombinant cPMP. These trials will not be expanded and no new patients will be added to the trials. Patients currently enrolled in the trials will continue to receive therapy. No additional studies are planned.
Samalizumab (ALXN6000)
Samalizumab is a first-in-class immunomodulatory humanized monoclonal antibody that blocks CD200 a key immune checkpoint protein expressed in both hematologic and solid malignancies. The safety and efficacy of samalizumab are being evaluated in patients with advanced solid tumors.
The Leukemia and Lymphoma Society is conducting a multi-arm acute myeloid leukemia (AML) study as referred to as the BEAT AML Master Trial, evaluating samalizumab as well as other potential therapies for the treatment of AML.
These trials will not be expanded and no new patients will be added to the trials. Patients currently enrolled in the trials will continue to receive therapy. No additional studies are planned.
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
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,153. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at its existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $23 through 2019 with other third party manufacturers.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. The Warning Letter followed receipt of a Form 483 Inspectional Observations by the FDA in connection with an FDA inspection that concluded in August 2012. The observations relate to commercial and clinical manufacture of Soliris at ARIMF. We responded to the Warning Letter in a letter to the FDA dated in April 2013. As previously disclosed, the FDA issued Form 483s in August 2014, August 2015 and August 2016 related to observations at ARIMF and the inspectional observations from these Form 483s have since been closed out by the FDA. During July 2017, the FDA completed a routine cGMP inspection at ARIMF. At the conclusion of the inspection, the FDA issued a Form 483 with two observations. The observations are inspectional, and do not represent a final FDA determination of compliance. The observations pertain to: equipment and premises maintenance relating to rouging, and pest control. The observations were not designated as repeat observations. Alexion will work diligently to address the observations identified in the current Form 483. We continue to manufacture products, including Soliris, in this facility. While the resolution of the issues raised in the Warning Letter and the July 2017 Form 483 is difficult to predict, we do not currently believe a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

In April 2014, we purchased a fill/finish facility in Athlone, Ireland, which has been refurbished to become our first company-owned fill/finish facility. In July 2016, we announced plans to construct a new biologics manufacturing facility at this site, which is expected to be completed by 2018.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. We plan to adopt the new standard in the first quarter 2018 using the modified retrospective method. We have performed a review of the new standard compared to our current accounting policies and we have not identified any accounting changes that would materially impact the recognition of our net product sales. Review of our customer contracts is in progress and we plan to finalize our review of these contracts in the second half of 2017 to determine the impact that this standard may have on our financial position, results of operations and disclosures.
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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. We elected to early adopt this standard in the third quarter of 2016. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We have also elected to continue to estimate the impact of forfeitures

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur. The standard requires restatement of previously reported results in the year following adoption, as if the new standard was adopted effective January 1, 2016, and accordingly we have reflected additional tax benefits of $5 for the three and six months ended June 30, 2016 in our consolidated statement of operations.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by product and significant geographic region are as follows for the three and six months ended June 30, 2017 and 2016:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2017	2016	Change	2017	2016	Change
Soliris
United States	$318	$261	22%	$606	$498	22%
Europe	249	239	4%	490	463	6%
Asia Pacific	81	74	9%	160	143	12%
Rest of World	166	127	31%	341	262	30%
	$814	$701	16%	$1,597	$1,366	17%

Strensiq
United States	$70	$40	75%	$133	$67	99%
Europe	8	2	300%	14	4	250%
Asia Pacific	4	3	33%	8	6	33%
Rest of World	1	—	N/A	2	1	100%
	$83	$45	84%	$157	$78	101%

Kanuma
United States	$11	$5	120%	$20	$6	233%
Europe	3	2	50%	5	3	67%
Asia Pacific	1	—	N/A	1	—	N/A
Rest of World	—	—	N/A	1	—	N/A
	$15	$7	114%	$27	$9	200%
Total net product sales	$912	$753	21%	$1,781	$1,453	23%

The components of this increase in revenues are as follows:

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Components of change:
Price	—%	—%
Volume	23%	25%
Foreign exchange	(2)%	(2)%
Total change in net product sales	21%	23%

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The increase in net product sales for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to an increase in unit volumes of 23% and 25%, respectively. This increase in unit volumes is due to increased global demand for Soliris therapy for patients with PNH or aHUS , as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally. Approximately 3% of the year-over-year increase in unit volumes was due to increased unit volumes in Latin America primarily driven by large orders of Soliris in the first and second quarters of 2017. We have historically deferred revenue recognition for sales to certain international customers, mainly distributors, until the product was received by the end customer due to various factors, including our inability to estimate product returns. On a regular basis, we review revenue arrangements, including our distributor relationships, to determine whether any changes in these arrangements or historical experience with these customers have an impact on revenue recognition. In the first quarter 2017, we determined that we had sufficient sales experience with certain customers to estimate product returns from such customers. As a result, we began to recognize revenue for these customers when title to the product and the associated risk of loss passed to the customer. Some customers may purchase larger quantities of product less frequently, which may result in revenue fluctuations from quarter to quarter.
Foreign exchange had a negative impact of 2% for each of the three and six months ended June 30, 2017 as compared to the same periods in 2016. The negative impact on foreign exchange of $12 and $24 was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the three and six months ended June 30, 2017, respectively. The negative impact was primarily due to the weakening of the Euro and British Pound, offset in part by gains in the Russian Ruble. Offsetting the impact of the stronger dollar, we recorded a gain in revenue of $12 and $32 related to our foreign currency cash flow hedging program for the three and six months ended June 30, 2017, respectively. We expect to maintain our current hedging program to mitigate foreign currency risk associated with our revenues in 2017.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.
The following table summarizes cost of sales for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of sales	$84	$60	$153	$119
Cost of sales as a percentage of net product sales	9%	8%	9%	8%
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Clinical development	$60	$55	$5	$118	$105	$13
Product development	42	32	10	96	62	34
Licensing agreements	—	—	—	9	3	6
Discovery research	12	13	(1)	24	26	(2)
Total external direct expenses	114	100	14	247	196	51
Payroll and benefits	73	70	3	147	141	6
Facilities and other costs	12	10	2	24	19	5
Total other R&D expenses	85	80	5	171	160	11
Research and development expense	$199	$180	$19	$418	$356	$62

For the three months ended June 30, 2017, the increase of $19 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $10 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 clinical research activities as compared to the second quarter of 2016.

For the six months ended June 30, 2017, the increase of $62 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $34 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 and ALXN6000 clinical research activities as compared to the same period in 2016.

•	Increase of $13 in external clinical development expenses related primarily to ALXN1210, offset by reductions to other clinical programs (see table below).

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
External direct expenses
eculizumab	$22	$22	$—	$42	$44	$(2)
ALXN1210	20	10	10	37	14	23
sebelipase alfa	5	6	(1)	12	11	1
asfotase alfa	5	5	—	11	10	1
cPMP	1	3	(2)	2	5	(3)
ALXN1007	1	2	(1)	2	5	(3)
Other programs	4	5	(1)	7	9	(2)
Shared expenses	2	2	—	5	7	(2)
	$60	$55	$5	$118	$105	$13
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
The table below provides information regarding selling, general and administrative expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Salary, benefits and other labor expense	$158	$142	$16	$315	$290	$25
External selling, general and administrative expense	107	90	17	212	175	37
Total selling, general and administrative expense	$265	$232	$33	$527	$465	$62
For the three months ended June 30, 2017, the increase of $33 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase in salary, benefits and other labor expenses of $16. The increase was primarily related to increase of commercial activities to support the continued global launches of Strensiq and Kanuma.

•
Increase in external selling, general and administrative expenses of $17. The increase was primarily due to an increase in legal expenses from the SEC/DOJ FCPA investigation, increased distribution fees, and additional professional services as compared to the second quarter 2016, partially offset by decreases in advertising and promotional cost as compared to the second quarter 2016.

For the six months ended June 30, 2017, the increase of $62 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase in salary, benefits and other labor expenses of $25, primarily related to increase of commercial activities to support the continued global launches of Strensiq and Kanuma.

•
Increase in external selling, general and administrative expenses of $37. The increase was primarily due to an increase in legal expenses from the SEC/DOJ FCPA investigation, increased distribution fees, additional charitable contributions, and additional professional services, offset in part by decreases in advertising and promotional cost as compared to 2016.

Amortization of Purchase Intangible Assets
For both the three and six months ended June 30, 2017 and 2016 we recorded amortization expense of $80 and $160, respectively. Amortization expense was primarily associated with intangible assets related to Strensiq and Kanuma.
Change in Fair Value of Contingent Consideration
For the three and six months ended June 30, 2017, the change in fair value of contingent consideration expense (benefit) associated with our prior business combinations was $24 and $28, respectively, as compared to $5 and $(10) for the three and six months ended June 30, 2016, respectively. The increase in the expense associated with the change in the fair value of contingent consideration for the three and six months ended June 30, 2017 as compared the same periods in 2016 was primarily due to changes in the expected timing of payments for contingent consideration.
Restructuring Expenses
In the first quarter 2017, Alexion initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth and to further allow us to fulfill our mission of serving patients and families with rare diseases. For the three and six months ended June 30, 2017, we recorded $3 and $27 of restructuring expenses, respectively. We expect to pay all accrued amounts related to this restructuring within the next twelve months. We currently estimate incurring additional restructuring expenses of approximately $5 to $10 in 2017 related to currently approved restructuring activities as of July 27, 2017. As we continue to evaluate our strategic business plan and global footprint, we may incur restructuring expenses in 2017 that are materially different from our current estimate.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

As a result of this restructuring, we expect research and development and selling, general, and administrative expenses to grow at a slower rate than in prior periods.
Impairment of Intangible Asset
In the second quarter 2017, we recognized an impairment charge of $31 related to our SBC-103 acquired in-process research and development asset due to clinical results.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Six months ended
	June 30,		$	June 30,		$
	2017	2016	Variance	2017	2016	Variance
Investment income	$4	$2	$2	$8	$3	$5
Interest expense	(24)	(24)	—	(48)	(48)	—
Other income (expense)	—	(3)	3	2	(3)	5
Total other income and expense	$(20)	$(25)	$5	$(38)	$(48)	$10
Income Taxes
During the three and six months ended June 30, 2017, we recorded income tax expense of $41 and $65 and an effective tax rate of 19.9% and 16.3%, respectively, compared to income tax expense of $50 and $101 and an effective tax rate of 29.4% and 32.3% for the three and six months ended June 30, 2016, respectively.
The income tax expense for the three and six months ended June 30, 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and six months ended June 30, 2017 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership in 2016. We expect to continue to benefit from a reduced tax rate as a result of our centralized global supply chain and technical operations in Ireland.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of realizing deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016	$ Variance
Cash and cash equivalents	$542	$966	$(424)
Marketable securities	$902	$327	$575
Long-term debt (includes current portion)	$2,994	3,081	$(87)

Current assets	$2,789	$2,578	$211
Current liabilities	856	823	33
Working capital	$1,933	$1,755	$178

The aggregate increase in cash and cash equivalents and marketable securities was primarily attributable to cash generated from operations and net proceeds from the issuance of common stock under share-based compensation arrangements. Partially offsetting these increases in cash was cash utilized to repurchase shares of common stock, principal payments on our term loan, and purchases of property, plant, and equipment.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At June 30, 2017, three customers accounted for an aggregate of 48% of the accounts receivable balance, with these individual customers ranging from 14% to 19% of the accounts receivable balance. At December 31, 2016, three customers accounted for an aggregate of 47% of the accounts receivable balance, with these individual customers ranging from 14% to 19% of the accounts receivable balance. For the three and six months ended June 30, 2017, three customers accounted for 36% of our net product sales, with these individual customers accounting for 11% to 15% of our net product sales. For the three and six months ended June 30, 2016, two customers accounted for 16% and 11%, respectively, of our product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. A substantial portion of our accounts receivable due from these countries are due from or backed by sovereign or local governments. Although collection of our accounts receivables from certain countries may extend beyond our credit terms, we do not expect any such delays to have a material impact on our financial condition or results of operations.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2017, we had foreign exchange forward contracts with notional amounts totaling $2,484. These outstanding foreign exchange forward contracts had a net fair value of $5, of which $51 is included in other current assets and noncurrent assets and $46 included in other current liabilities and noncurrent liabilities. As of June 30, 2017, we had interest rate swap contracts with notional amounts totaling $2,256. These outstanding interest rate swap contracts had a net fair value of $10, of which $13 is included in other current assets and noncurrent assets and $3 is included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
At June 30, 2017, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
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
License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $9.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. For each of the three and six months ended June 30, 2017 and 2016, we recognized $4 and $7, respectively, of interest expense associated with this arrangement. As of June 30, 2017 and December 31, 2016, our total facility lease obligation was $135 and $136, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of June 30, 2017 and December 31, 2016, we recorded a construction-in-process asset of $168 and $118 respectively, and an offsetting facility lease obligation of $150 and $107 respectively, within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
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
As of June 30, 2017, we had $2,994 outstanding on the term loan. As of June 30, 2017, we had open letters of credit of $14, and our borrowing availability under the revolving facility was $486.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,153 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $23 through 2019 with other third party manufacturers.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At June 30, 2017, approximately $391 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. These subsidiaries will settle any outstanding intercompany trade payables prior to having excess cash available which could be repatriated to our entities in the U.S. While we intend to reinvest CFC earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so, certain unforeseen future events could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, for the three months ended June 30, 2017 we repurchased 1 shares of our common stock at a cost of $171. During the three months ended June 30, 2016 we repurchased a minimal number of shares at a cost of $34. During each of the six months ended June 30, 2017 and 2016 we repurchased 2 shares of our common stock at a cost of $239 and $331, respectively.
Subsequent to June 30, 2017, we repurchased 1 shares of our common stock under our repurchase program at a cost of $54. As of July 27, 2017, there is a total of $707 remaining for repurchases under the repurchase program.
Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,		$
	2017	2016	Variance
Net cash provided by operating activities	$588	$413	$175
Net cash used in investing activities	(748)	(336)	(412)
Net cash used in financing activities	(276)	(491)	215
Effect of exchange rate changes on cash	12	2	10
Net change in cash and cash equivalents	$(424)	$(412)	$(12)
Operating Activities
Cash flows provided by operations for the six months ended June 30, 2017 was $588 compared to $413 for the six months ended June 30, 2016. The increase was primarily due to an increase in gross margin on product sales of $294 resulting primarily from an increase in global demand for Soliris as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally. Partially offsetting this increase was an increase in R&D product development and clinical costs, and selling, general and administrative expenses during 2017.
We expect increases in cash flow from operations which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash used for investing activities for the six months ended June 30, 2017 was $748 compared to $336 for the six months ended June 30, 2016. The increase in cash used for investing activities was primarily attributable to purchases and maturities of available-for-sale marketable securities, which resulted in a net cash outflow of $570 for the six months ended June 30, 2017, compared to $201 for the six months ended June 30, 2016.
For the six months ended June 30, 2017, we also had higher cash outlays associated with the purchase of property, plant and equipment of $175, compared with $131 for the six months ended June 30, 2016. We expect to continue to have significant spending on property, plant and equipment in the second half of 2017 related to the construction of our new biologics manufacturing facilities in Ireland.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financing Activities
Cash used for financing activities for the six months ended June 30, 2017 was $276 compared to $491 for the six months ended June 30, 2016. The decrease in cash used for financing activities was primarily due to the following:

•	Principal payments on our credit facility of $87 during the six months ended June 30, 2017, compared to $175 during the six months ended June 30, 2016.

•	Repurchases of common stock of $239 for the six months ended June 30, 2017, compared to $331 for the six months ended June 30, 2016.

•	Proceeds from the issuance of stock for share-based compensation arrangements of $60 for the six months ended June 30, 2017, compared to $20 for the six months ended June 30, 2016.
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
(amounts in millions, except percentages)
Interest Rate Risk
As of June 30, 2017, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(2) and $2, respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate notional amounts of approximately 65% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $10, based on the unhedged portion of our outstanding term loan during that period.
Foreign Exchange Market Risk
Our operations include activities in many countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. We have exposure to movements in foreign currency exchange rates, the most significant of which are the Euro, the Ruble and Japanese Yen, against the U.S. dollar. We are a net receiver of many foreign currencies, and our consolidated financial results benefit from a weaker U.S. dollar and are adversely impacted by a stronger U.S. dollar relative to foreign currencies in which we sell our product.
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies. Approximately 49% and 48% of our net product sales were denominated in foreign currencies for the three and six months ended June 30, 2017, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of June 30, 2017 and December 31, 2016, we held foreign exchange forward contracts with notional amounts totaling $2,484 and $2,389, respectively. As of June 30, 2017 and December 31, 2016, our outstanding foreign exchange forward contracts had a net fair value of $5 and $140, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at June 30, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $180 at June 30, 2017. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, due to the material weakness in internal control over financial reporting that was previously disclosed in our Quarterly Report on Form 10-Q filed on January 4, 2017, in our Annual Report on Form 10-K filed on February 16, 2017 and in our Quarterly Report on Form 10-Q filed on April 27, 2017 and described below, which was not remediated as of June 30, 2017.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed lead plaintiff. On July 14, 2017, lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. The litigation is in the early stages, and defendants have not yet responded to the complaint. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office is coordinating with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry
In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. We are cooperating with this inquiry.
In June 2017, we received a demand to inspect certain Company books and records pursuant to Section 220 of the General Corporation Law of the State of Delaware on behalf of a purported stockholder. Among other things, the demand seeks to determine whether to institute a derivative lawsuit against certain of the Company’s directors and officers in relation to the investigation by our Audit and Finance Committee announced in November 2016 and the investigations instituted by the SEC, DOJ, U.S. Attorney’s Office for the District of Massachusetts, and Brazilian law enforcement officials that are described above. The Company is currently in the process of responding to the demand. Given the early stages of this matter, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.

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
A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may reduce our profitability and adversely affect our financial condition. Certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories. In the U.S., the EU member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for healthcare products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. See additional discussion below under the heading "Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy and government initiatives that affect coverage and reimbursement of drug products may impact our business in ways that we cannot currently predict and these changes could adversely affect our business and financial condition".
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA, and in December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. We understand that the U.S. Attorney's Office is coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion's Brazilian operations. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations.
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, including the ongoing investigations of our compliance with the FCPA, Medicare patient assistance rules, regulations in Brazil, and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Additionally, remediation of any such findings could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with these ongoing investigations , as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
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
For human trials, patients must be recruited and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic diseases that we are studying. Many of our programs focus on diseases with small patient populations making patient enrollment difficult. Insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate or a study at any time due to unfavorable results or other reasons, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any. For example, in July 2017, based on results of the Phase I/II dose escalation study, we discontinued our SBC-103 program. We may open clinical sites and enroll patients in countries where we have little experience. We rely on a small number of clinical research organizations to carry out our clinical trial related activities, and one CRO is responsible for many of our studies. We rely on such parties to accurately report their results. Our reliance on CROs may impact our ability to control the timing, conduct, expense and quality of our clinical trials.
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
As of June 30, 2017, the net carrying value of our goodwill and other intangible assets totaled $9,149. As required by generally accepted accounting principles, we periodically assess these assets to determine if there are indicators of impairment. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized. In the second quarter 2017, we recognized an impairment charge of $31 related to our SBC-103 acquired in-process research and development asset due to clinical results.
During the second quarter 2017, we reviewed our Kanuma intangible asset for impairment.  Based on our current estimated net cash flows and the net book value associated with Kanuma, the asset is recoverable as of June 30, 2017.  We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions currently used in our net cash flows projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of June 30, 2017 is $3,642.

Our business could be affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with the FCPA. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, in December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. Further, securities fraud class action litigation has been filed against the Company, and certain former executives, and we could also become subject to legal proceedings and government investigations relating to matters addressed in the Audit Committee Investigation. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2017	0.27	$118.08	0.27	$900
May 1-31, 2017	0.15	$100.80	0.15	$885
June 1-30, 2017	1.16	$107.09	1.16	$761
Total	1.58	$108.39	1.58
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)	Exhibits:

10.1	Employment Agreement, dated as of June 11 2017, by and between Paul J. Clancy and Alexion Pharmaceuticals, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: July 27, 2017		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ David J. Anderson
Date: July 27, 2017		David J. Anderson Chief Financial Officer (principal financial officer)