Form 10-Q
period 2017-09-30
ALEXION PHARMACEUTICALS INC
filed 2017-10-26
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	223,409,644
Class	Outstanding as of October 23, 2017

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$550	$966
Marketable securities	979	327
Trade accounts receivable, net	705	650
Inventories	441	375
Prepaid expenses and other current assets	207	260
Total current assets	2,882	2,578
Property, plant and equipment, net	1,354	1,036
Intangible assets, net	4,032	4,303
Goodwill	5,037	5,037
Other assets	338	299
Total assets	$13,643	$13,253
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$35	$64
Accrued expenses	703	508
Deferred revenue	18	37
Current portion of long-term debt	167	167
Current portion of contingent consideration	—	24
Other current liabilities	49	23
Total current liabilities	972	823
Long-term debt, less current portion	2,763	2,888
Contingent consideration	160	129
Facility lease obligation	333	233
Deferred tax liabilities	353	396
Other liabilities	118	90
Total liabilities	4,699	4,559
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.0001 par value; 290 shares authorized; 234 and 232 shares issued at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	8,209	7,957
Treasury stock, at cost, 11 and 8 shares at September 30, 2017 and December 31, 2016, respectively	(1,440)	(1,141)
Accumulated other comprehensive (loss) income	(37)	60
Retained earnings	2,212	1,818
Total stockholders' equity	8,944	8,694
Total liabilities and stockholders' equity	$13,643	$13,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net product sales	$859	$798	$2,640	$2,251
Other revenue	—	1	1	2
Total revenues	859	799	2,641	2,253
Cost of sales	157	71	310	190
Operating expenses:
Research and development	195	195	613	551
Selling, general and administrative	271	230	798	695
Amortization of purchased intangible assets	80	82	240	242
Change in fair value of contingent consideration	4	41	32	31
Acquisition-related costs	—	—	—	2
Restructuring expenses	72	1	99	2
Impairment of intangible assets	—	—	31	—
Total operating expenses	622	549	1,813	1,523
Operating income	80	179	518	540
Other income and expense:
Investment income	5	5	13	8
Interest expense	(25)	(24)	(73)	(72)
Other expense	(2)	(1)	—	(4)
Income before income taxes	58	159	458	472
Income tax (benefit) expense	(20)	65	45	166
Net income	$78	$94	$413	$306
Earnings per common share
Basic	$0.35	$0.42	$1.84	$1.37
Diluted	$0.35	$0.42	$1.83	$1.35
Shares used in computing earnings per common share
Basic	223	224	224	224
Diluted	225	226	226	226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$78	$94	$413	$306
Other comprehensive loss, net of tax:
Foreign currency translation	2	1	9	3
Unrealized (losses) gains on marketable securities	—	(1)	1	2
Unrealized gains on pension obligation	—	—	—	1
Unrealized losses on hedging activities, net of tax of $(14), $(9), $(59) and $(46), respectively	(25)	(16)	(107)	(84)
Other comprehensive loss, net of tax	(23)	(16)	(97)	(78)
Comprehensive income	$55	$78	$316	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$413	$306
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	311	295
Impairment of assets	113	—
Change in fair value of contingent consideration	32	31
Payments of contingent consideration	(18)	—
Share-based compensation expense	172	151
Deferred taxes	(57)	96
Unrealized loss on forward contracts	8	11
Other	(1)	(1)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(35)	(130)
Inventories	(69)	(72)
Prepaid expenses and other assets	(94)	(120)
Accounts payable, accrued expenses and other liabilities	102	93
Deferred revenue	(19)	43
Net cash provided by operating activities	858	703
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,580)	(656)
Proceeds from maturity or sale of available-for-sale securities	932	485
Purchases of trading securities	(8)	(6)
Purchases of property, plant and equipment	(269)	(226)
Other	6	1
Net cash used in investing activities	(919)	(402)
Cash flows from financing activities:
Payments on term loan	(131)	(175)
Repurchases of common stock	(299)	(400)
Net proceeds from issuance of common stock under share-based compensation arrangements	76	28
Payments of contingent consideration	(7)	—
Payments on facility lease obligations	(10)	(5)
Net cash used in financing activities	(371)	(552)
Effect of exchange rate changes on cash	16	3
Net change in cash and cash equivalents	(416)	(248)
Cash and cash equivalents at beginning of period	966	1,010
Cash and cash equivalents at end of period	$550	$762

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$110	$85
Accrued expenses for purchases of property, plant and equipment	$33	$23
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a global biopharmaceutical company focused on serving patients and families affected by rare diseases through the innovation, development and commercialization of life-changing therapies.
We are the global leader in complement inhibition and have developed and commercialize the first and only approved complement inhibitor to treat patients with paroxysmal nocturnal hemoglobinuria (PNH), atypical hemolytic uremic syndrome (aHUS), and anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG).  In addition, Alexion has two highly innovative enzyme replacement therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
As the leader in complement biology for over 20 years, Alexion focuses its research efforts on novel molecules and targets in the complement cascade, and its development efforts on the core therapeutic areas of hematology, nephrology, neurology, and metabolic disorders.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Change in Accounting Estimates
We have historically deferred revenue recognition for sales to certain international customers, mainly distributors, until the product was received by the end customer due to various factors, including our inability to estimate product returns. On a regular basis, we review revenue arrangements, including our distributor relationships, to determine whether any changes in these arrangements or historical experience with these customers have an impact on revenue recognition. In the first quarter 2017, we determined that we had sufficient sales experience with certain customers to estimate product returns from such customers. We accounted for this prospectively as a change in estimate and began to recognize revenue for these customers when title to the product and the associated risk of loss passed to the customer. Some customers purchase larger quantities of product less frequently, which may result in revenue fluctuations from quarter to quarter. We do not believe these buying patterns increase the risk of product returns or our ability to estimate such returns.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. We plan to adopt the new standard in the first quarter 2018 using the modified retrospective method. We have performed a review of the new standard compared to our current accounting policies and we have not identified any accounting changes that would materially impact the recognition of our net product sales. We have completed our review of customer contracts and we plan to finalize our analysis of these contracts in the fourth quarter 2017 to determine the impact that this standard may have on our financial position, results of operations and disclosures.
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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We elected to early adopt this standard in the third quarter of 2016. We also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur.
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
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We anticipate that the adoption of this new standard will result in more transactions being accounted for as asset acquisitions.
In August 2017, the FASB issued a new standard intended to improve and simplify certain aspects of the accounting for hedges. The new standard is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	September 30,	December 31,
	2017	2016
Raw materials	$12	$17
Work-in-process	150	143
Finished goods	279	215
	$441	$375

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		September 30, 2017			December 31, 2016
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	6-8	$29	$(29)	$—	$29	$(29)	$—
Patents	7	11	(11)	—	11	(11)	—
Purchased technology	6-16	4,711	(679)	4,032	4,711	(439)	4,272
Acquired IPR&D	Indefinite	—	—	—	31	—	31
Total		$4,751	$(719)	$4,032	$4,782	$(479)	$4,303
Goodwill	Indefinite	$5,040	$(3)	$5,037	$5,040	$(3)	$5,037
In the second quarter 2017, we recognized an impairment charge of $31 related to our SBC-103 acquired in-process research and development asset due to clinical results.
Amortization expense was $80 and $82 for the three months ended September 30, 2017 and 2016, respectively, and $240 and $242 for the nine months ended September 30, 2017 and 2016, respectively. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $80 for the three months ending December 31, 2017, and $320 for each of the years ending December 31, 2018 through December 31, 2022.

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
In connection with entering into the Credit Agreement, we paid $45 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for each of the three and nine months ended September 30, 2017 and 2016 was $2 and $7, respectively.
We made principal payments of $131 during the nine months ended September 30, 2017. As of September 30, 2017, $2,950 remained outstanding on the term loan. As of September 30, 2017, we had open letters of credit of $4, and our borrowing availability under the revolving facility was $496.

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
The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income used for basic and diluted calculation	$78	$94	$413	$306
Shares used in computing earnings per common share—basic	223	224	224	224
Weighted-average effect of dilutive securities:
Stock awards	2	2	2	2
Shares used in computing earnings per common share—diluted	225	226	226	226
Earnings per common share:
Basic	$0.35	$0.42	$1.84	$1.37
Diluted	$0.35	$0.42	$1.83	$1.35
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for each of the three months ended September 30, 2017 and 2016 were 4 and 5 shares of common stock because their effect was anti-dilutive. Similarly, we excluded from the calculation of EPS for each of the nine months ended September 30, 2017 and 2016 were 4 shares of common stock because their effect was anti-dilutive.

7.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by type of security as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$33	$—	$—	$33
Corporate bonds	471	1	—	472
Other government-related obligations:
U.S.	5	—	—	5
Foreign	449	—	—	449
Bank certificates of deposit	27	—	—	27
Total available-for-sale debt securities	$985	$1	$—	$986
Equity securities	—	1	—	1
Total available-for-sale securities	$985	$2	$—	$987

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

The aggregate fair value of available-for-sale securities in an unrealized loss position as of September 30, 2017 and December 31, 2016 was $361 and $265, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were $12 as of September 30, 2017 and zero as of December 31, 2016. As of September 30, 2017, we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the condensed consolidated balance sheet were as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$26	$120
Marketable securities	961	314
	$987	$434

The fair values of available-for-sale debt securities as of September 30, 2017, by contractual maturity, are summarized as follows:

September 30, 2017
Due in one year or less	$493
Due after one year through three years	493
$986

As of September 30, 2017 and December 31, 2016, the fair value of our trading securities was $18 and $13, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the three and nine months ended September 30, 2017 and 2016.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of September 30, 2017, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,576 that qualified for hedge accounting. As of September 30, 2017, we had open expense related foreign exchange forward contracts with notional amounts totaling $28 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread. As of September 30, 2017 we are party to interest rate swap agreements with a total notional amount of $2,331 that convert the floating rate on a portion of our term loan to fixed rates ranging from 0.98% to 2.08%, plus borrowing spreads. These agreements cover periods through December 31, 2019.
The following tables summarize the total interest rate swap contracts executed as of September 30, 2017:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate
Floating to Fixed	656	December 31, 2016	December 31, 2019	0.98%
Floating to Fixed	300	January 31, 2017	December 31, 2018	1.29%
Floating to Fixed	300	January 2, 2019	December 31, 2019	2.08%
Floating to Fixed	200	March 31, 2017	December 31, 2019	1.62%
Floating to Fixed	200	March 31, 2017	December 31, 2018	1.40%
Floating to Fixed	200	June 30, 2017	December 31, 2019	1.53%
Floating to Fixed	100	June 30, 2017	December 31, 2019	1.50%
Floating to Fixed	100	June 30, 2017	December 31, 2019	1.52%
Floating to Fixed	200	June 30, 2017	December 31, 2019	1.57%
Floating to Fixed	75	January 1, 2018	December 31, 2019	1.58%
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Foreign Exchange Contracts:
Loss recognized in AOCI, net of tax	$(27)	$(10)	$(88)	$(50)
(Loss) gain reclassified from AOCI to net product sales (effective portion), net of tax	$(1)	$8	$20	$33
Interest Rate Contracts:
Gain (loss) recognized in AOCI, net of tax	$1	$2	$—	$(1)
Loss reclassified from AOCI to interest expense, net of tax	$—	$—	$(1)	$—
Assuming no change in foreign exchange rates from market rates at September 30, 2017, $15 of losses recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at September 30, 2017, $3 of gains recognized in AOCI will be reclassified to interest expense over the next 12 months.
We enter into foreign exchange forward contracts, with durations up to 180 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $599.
We recognized a loss of $3 in other income and expense for the three months ended September 30, 2017 and 2016, and

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

$12 and $21, for the nine months ended September 30, 2017 and 2016, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$17	Other current liabilities	$32
Foreign exchange forward contracts	Other assets	7	Other liabilities	28
Interest rate contracts	Prepaid expenses and other current assets	4	Other current liabilities	1
Interest rate contracts	Other assets	10	Other liabilities	1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	4	Other current liabilities	5
Total fair value of derivative instruments		$42		$67

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$80	Other current liabilities	$2
Foreign exchange forward contracts	Other assets	59	Other liabilities	4
Interest rate contracts	Prepaid expenses and other current assets	—	Other current liabilities	—
Interest rate contracts	Other assets	10	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17	Other current liabilities	10
Total fair value of derivative instruments		$166		$16

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

	September 30, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$42	$—	$42	$(27)	$—	$15
Derivative liabilities	(67)	—	(67)	27	—	(40)

	December 31, 2016
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$166	$—	$166	$(16)	$—	$150
Derivative liabilities	(16)	—	(16)	16	—	—

9.	Other Investments
Other investments include our investment of $38 in the preferred stock of Moderna Therapeutics, Inc. Our investment is recorded at cost within other assets in our condensed consolidated balance sheets. The carrying value of this investment was not impaired as of September 30, 2017.

10.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, for each of the three months ended September 30, 2017 and 2016 we repurchased 1 shares of our common stock at a cost of $60 and $69, respectively. During each of the nine months ended September 30, 2017 and 2016 we repurchased 3 shares of our common stock at a cost of $299 and $400, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

11.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2017 and 2016:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2016	$(7)	$(1)	$92	$(24)	$60
Other comprehensive income before reclassifications	—	—	(88)	9	(79)
Amounts reclassified from other comprehensive income	—	1	(19)	—	(18)
Net other comprehensive income (loss)	—	1	(107)	9	(97)
Balances, September 30, 2017	$(7)	$—	$(15)	$(15)	$(37)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2015	$(10)	$(1)	$93	$(20)	$62
Other comprehensive income before reclassifications	1	2	(51)	3	(45)
Amounts reclassified from other comprehensive income	—	—	(33)	—	(33)
Net other comprehensive income (loss)	1	2	(84)	3	(78)
Balances, September 30, 2016	$(9)	$1	$9	$(17)	$(16)

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2017 and 2016:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2017	2016	2017	2016
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$(1)	$13	$31	$51	Net product sales
Effective portion of interest rate swap contracts	—	—	(1)	—	Other expense
	(1)	13	30	51
	—	(5)	(11)	(18)	Income tax (benefit) expense
	$(1)	$8	$19	$33

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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2017
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Commercial paper	$15	$—	$15	$—
Cash equivalents	Corporate bonds	$8	$—	$8	$—
Cash equivalents	Bank certificates of deposit	$3	$—	$3	$—
Marketable securities	Mutual funds	$18	$18	$—	$—
Marketable securities	Commercial paper	$18	$—	$18	$—
Marketable securities	Corporate bonds	$464	$—	$464	$—
Marketable securities	Other government-related obligations	$454	$—	$454	$—
Marketable securities	Bank certificates of deposit	$24	$—	$24	$—
Marketable securities	Equity securities	$1	$1	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$21	$—	$21	$—
Other assets	Foreign exchange forward contracts	$7	$—	$7	$—
Other current liabilities	Foreign exchange forward contracts	$37	$—	$37	$—
Other liabilities	Foreign exchange forward contracts	$28	$—	$28	$—
Prepaid expenses and other current assets	Interest rate contracts	$4	$—	$4	$—
Other assets	Interest rate contracts	$10	$—	$10	$—
Other current liabilities	Interest rate contracts	$1	$—	$1	$—
Other liabilities	Interest rate contracts	$1	$—	$1	$—
Contingent consideration	Acquisition-related contingent consideration	$160	$—	$—	$160

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

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2017.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of September 30, 2017, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $741 if all development, regulatory and sales-based milestones are reached. As of September 30, 2017, the fair value of acquisition-related contingent consideration was $160. The following table represents a roll-forward of our acquisition-related contingent consideration:

Nine months ended
September 30, 2017
Balance at December 31, 2016	$(153)
Milestone payments	25
Changes in fair value	(32)
Balance at September 30, 2017	$(160)

In the second quarter 2017, a sales-based milestone associated with our acquisition of Enobia Pharma Corp was achieved. In connection with such achievement, we made a $25 milestone payment in the third quarter 2017.

13.	Income Taxes
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Income tax (benefit) expense	$(20)	$65	$45	$166
Effective tax rate	(34.5)%	40.9%	9.8%	35.2%

The income tax expense for the three and nine months ended September 30, 2017 and 2016 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and nine months ended September 30, 2017 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership in 2016 and conclusion of the Internal Revenue Service (IRS) examination of our 2013 and 2014 tax years in 2017. The 2016 distribution increased the effective tax rate for the three and nine months ended September 30, 2016 by approximately 22%. Conclusion of the IRS examination resulted in a decrease to our 2017 effective tax rate for the three and nine months ended September 30, 2017 of approximately 65% and 8%, respectively.
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

14.	Defined Benefit Plans
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for each of the three and nine months ended September 30, 2017 and 2016 was $2 and $5, respectively, primarily related to service costs.

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
Construction of the facility was completed and the building was placed into service in the first quarter 2016. Associated with this arrangement we recognized interest expense of $4 for each of the three months ended September 30, 2017 and 2016, and $11 and $10 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, our total facility lease obligation was $135 and $136, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of September 30, 2017 and December 31, 2016, we recorded a construction-in-process asset of $176 and $118, respectively, and an offsetting facility lease obligation of $157 and $107, respectively, associated with the manufacturing facility.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2017, we incurred $52 of payments to Lonza under this agreement, of which $7 was applied against the outstanding facility lease obligation and $45 was recognized as a prepayment of inventory. See Note 16 for minimum fixed payments due under Lonza agreements.
Boston Facility Lease Obligation
In September 2017, we entered into a lease agreement for six floors of office space that is currently being constructed in Boston, Massachusetts. The term of the lease will commence upon the landlord's substantial completion of our premises and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.
The landlord's construction of the building is in process and is expected to be completed during the first half of 2018. As of September 30, 2017, we recorded a construction-in-process asset and an offsetting facility lease obligation of $52 associated with our relative portion of the building.

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
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,188. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $20 with other third party manufacturers.

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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the U.S. Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion's compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations.
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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed lead plaintiff. On July 14, 2017, lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. Defendant's moved to dismiss the Amended Complaint on September 12, 2017. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF.  In October 2017, Alexion received a notification from the FDA that the Warning Letter has been resolved.  As previously announced, we plan to close ARIMF to align our manufacturing facilities with our ongoing multi-product network manufacturing strategy, which utilizes manufacturing operations in the U.S. and Ireland, and manufacturing capacity through manufacturing partners.
On September 22, 2017, a shareholder filed a suit, derivatively on behalf of the Company, in the U.S. District Court for the District of Delaware against eighteen current and former employees and members of the Board of Directors, naming the Company as a nominal defendant.  The complaint, which asserts federal and state law claims, alleges that between January 30, 2014 and September 22, 2017 defendants made misrepresentations and omissions about Soliris-including alleged misrepresentations regarding sales practices, management changes, and related investigations-in violation of federal securities law and in breach of their fiduciary duties to the Company.  The litigation is in the early stages, and defendants have not yet responded to the complaint.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that Alexion had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017, in an amount to be determined by mutual agreement of the parties, or further ruling by the PMPRB, based upon the PMPRB’s Guidelines. We estimate that such amounts under the PMPRB’s order will not be material. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any potential impact to Soliris revenues in Canada relating to any potential future price reduction.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

In the second quarter 2017, we recorded an immaterial out of period adjustment of approximately $6 for distribution fees related to importation expenses. These fees were recorded as accrued expenses in our consolidated balance sheet as of September 30, 2017.

17.	Restructuring
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20%. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including ARIMF and certain regional and country-based offices.
For the three and nine months ended September 30, 2017 we recorded restructuring and related expenses of $164 and $191, respectively. We expect to pay substantially all accrued amounts related to the 2017 restructuring activities by the end of 2018. We currently estimate incurring additional restructuring and related expenses of approximately $176 to $236 related to the 2017 restructuring activities.
The following table summarizes the total expenses recorded related to the 2017 restructuring activities by type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended September 30,				Nine months ended September 30,
	2017				2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of sales	$—	$83	$—	$83	$—	$83	$—	$83
Research and development	—	1	—	1	—	1	—	1
Selling, general and administrative	—	6	—	6	—	6	—	6
Restructuring expenses	66	—	6	72	87	—	12	99
Other expense	—	—	2	2	—	—	2	2
	$66	$90	$8	$164	$87	$90	$14	$191
Employee separation costs are associated with headcount reductions, as well as corporate employees not relocating with the Company's headquarters in 2018.
Asset-related charges consist of accelerated depreciation costs and asset impairment charges. Accelerated depreciation costs primarily relates to site closures, including ARIMF. Accelerated depreciation costs represent the difference between the depreciation expense recognized over the revised useful life of the asset, based upon the anticipated date the site closure and the depreciation expense as determined using the useful life prior to the restructuring activities. Asset impairment charges primarily related to manufacturing assets that will no longer be utilized due to the restructuring activities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and nine months ended September 30, 2017:

	Three months ended September 30,				Nine months ended September 30,
	2017				2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Liability, beginning of period	$11	$—	$1	$12	$—	$—	$—	$—
Charges	67	90	9	166	88	90	15	193
Settlements	(8)	—	(2)	(10)	(18)	—	(4)	(22)
Adjustments to previous estimates	(1)	—	(1)	(2)	(1)	—	(1)	(2)
Non cash activity	—	(90)	—	(90)	—	(90)	(3)	(93)
Liability, end of period	$69	$—	$7	$76	$69	$—	$7	$76

The restructuring reserve of $76 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of September 30, 2017.
As a result of the planned relocation of our corporate headquarters to Boston, Massachusetts, we will be required to repay a forgivable loan and grant that were provided by the State of Connecticut Department of Economic Community Development in 2015 in connection with the construction of our current headquarters in New Haven, Connecticut. The loan and grant totaled $26 and were recognized, upon receipt, as a reduction in the cost of our New Haven facility-related fixed assets. As a result, the $26 repayment obligation was recorded in the third quarter 2017 with an offsetting increase in the carrying value of the related assets. We could also be required to repay income tax credits and sales tax credits of up to $7 to the state of Connecticut in connection with the relocation of our corporate headquarters.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories, the medical and commercial potential of additional indications for Soliris, costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide, progress in developing interest about our products and our product candidates in the patient, physician and payer communities, the safety and efficacy of our products and our product candidates, estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world, sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates, status of our ongoing clinical trials for eculizumab, asfotase alfa, sebelipase alfa and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing, performance and reliance on third party service providers, our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, assessment of competitors and potential competitors, the outcome of challenges and opposition proceedings to our intellectual property, assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property, estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates, potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities class action litigation filed in December 2016, the investigation by our Audit and Finance Committee announced in November 2016 (the Audit Committee Investigation), the inquiry by the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of patient assistance programs, the investigation of our Brazilian operations by Brazilian authorities, risks related to potential disruptions to our business as a result of the leadership changes and transition announced in December 2016 and March 2017, the anticipated effects of the company-wide restructuring initiated in the first quarter 2017 and operational plan initiated in the third quarter 2017, including relocation of our global headquarters, the short and long-term effects of other government healthcare measures, and the effect of shifting foreign exchange rates. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include, but are not limited to, those discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a global biopharmaceutical company focused on serving patients and families affected by rare diseases through the innovation, development and commercialization of life-changing therapies.
We are the global leader in complement inhibition and have developed and commercialize the first and only approved complement inhibitor to treat patients with paroxysmal nocturnal hemoglobinuria (PNH), atypical hemolytic uremic syndrome (aHUS), and anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG).  In addition, Alexion

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

has two highly innovative enzyme replacement therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
As the leader in complement biology for over 20 years, Alexion focuses its research efforts on novel molecules and targets in the complement cascade, and its development efforts on the core therapeutic areas of hematology, nephrology, neurology, and metabolic disorders.
Recent Developments
In the first half of 2017, we announced the following key additions to our executive leadership team.
•Ludwig N. Hantson, Ph.D, Chief Executive Officer
•Paul Clancy, Chief Financial Officer
•Indrani Franchini, J.D., Chief Compliance Officer
•Brian Goff, Chief Commercial Officer
•Anne-Marie Law, Chief Human Resource Officer
•John Orloff, M.D., Head of Research & Development
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20% over the next twelve months. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including the Company's Rhode Island manufacturing facility and certain regional and country-based offices.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF.  In October 2017, Alexion received a notification from the FDA that the Warning Letter has been resolved.  As previously announced, we plan to close ARIMF to align our manufacturing facilities with our ongoing multi-product network manufacturing strategy, which utilizes manufacturing operations in the U.S. and Ireland, and manufacturing capacity through manufacturing partners.
In October 2017, the FDA approved Soliris as a treatment for adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AchR) antibody-positive. Additionally, in August 2017, the European Commission (EC) approved the extension of the indication for Soliris to include the treatment of refractory gMG in adults who are AchR antibody-positive.

Products and Development Programs
We focus our product development programs on life-transforming therapeutics for rare diseases for which current treatments are either non-existent or inadequate.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Marketed Products
Our marketed products include the following:

Product	Development Area	Indication
Soliris (eculizumab)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Neurology	Generalized Myasthenia Gravis (gMG)
Strensiq (asfotase alfa)	Metabolic Disorders	Hypophosphatasia (HPP)
Kanuma (sebelipase alfa)	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)

Soliris (eculizumab)
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in several therapeutic areas, including hematology, nephrology and neurology . Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH.
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
Generalized Myasthenia Gravis (gMG)
Refractory gMG is subset of Myasthenia Gravis (MG), a debilitating, complement-mediated neuromuscular disease in which patients suffer profound muscle weakness throughout the body, resulting in slurred speech, impaired swallowing and choking, double vision, upper and lower extremity weakness, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure. Soliris has received orphan drug designation for the treatment of patients with MG in the U.S. and Europe, and for the treatment of patients with refractory gMG in Japan.
In August 2017, we announced that the European Commission approved the extension of the indication for Soliris to include the treatment of refractory gMG in adults who anti-acetylcholine receptor (AChR) antibody-positive. In October 2017, the FDA approved the Company's supplemental Biologics License Application to extend the indication for Soliris as a potential treatment for adult patients with gMG who are AChR antibody-positive.] Additionally, in March 2017, we submitted an application to the Japan’s Ministry of Health Labour and Welfare (MHLW) to extend the indication for Soliris as a potential treatment for patients with gMG.
Strensiq (asfotase alfa)

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
Strensiq, a targeted enzyme replacement therapy, is the first and only approved therapy for patients with HPP, and is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. In 2015, the FDA approved Strensiq for patients with perinatal-, infantile- and juvenile-onset HPP, the EC granted marketing authorization for Strensiq for the treatment of patients with pediatric-onset HPP, and MHLW approved Strensiq for the treatment of patients with HPP. We are sponsoring a multinational registry to gather information regarding the natural history of patients with HPP and the longer-term outcomes during Strensiq treatment.
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
Kanuma, a recombinant form of the human LAL enzyme, is the only enzyme-replacement therapy that is approved for the treatment for patients with LAL-D. In 2015, the FDA approved Kanuma for the treatment of patients with LAL-D and the EC granted marketing authorization of Kanuma for long-term enzyme replacement therapy in patients of all ages with LAL-D. In 2016, the MHLW approved Kanuma for the treatment of patients of all ages in Japan with LAL-D. We are sponsoring a multinational registry to gather information regarding the natural history of patients with LAL-D and the longer-term outcomes during Kanuma treatment.

Clinical Development Programs
Our clinical development programs include the following:

Product	Development Area	Indication	Development Stage
ALXN1210 (IV)	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)	Phase III
		Atypical Hemolytic Uremic Syndrome (aHUS)	Phase III
ALXN1210 (Subcutaneous)	Next Generation Complement Inhibitor		Phase I
Soliris (eculizumab)	Neurology	Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)	Phase III
cPMP (ALXN1101) **	Metabolic Disorders	Molybdenum Cofactor Deficiency (MoCD ) Type A	Phase II / III
Samalizumab (ALXN6000) **	Immuno-Oncology	Advanced Solid Tumors	Phase I
		Acute Myeloid Leukemia (AML)*	Phase I/II
*Part of the Leukemia and Lymphoma Society BEAT AML Master study.
**Evaluating out-licensing opportunities

ALXN1210
ALXN1210 is a highly innovative, longer-acting anti-C5 antibody discovered and developed by Alexion that inhibits terminal complement. In early studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels. Alexion has completed enrollment in two ongoing clinical studies of ALXN1210 in patients with PNH, a Phase I/II dose-escalating study and an open-label, multi-dose Phase II study that is also evaluating longer dosing intervals beyond eight weeks.

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

Soliris (eculizumab)
Neurology
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. The disease leads to severe weakness, paralysis, respiratory failure, loss of bowel and bladder function, blindness and premature death. Patient enrollment is completed and dosing is ongoing in a global, randomized, double-blind, placebo-controlled trial to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.

cPMP (ALXN1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we have completed enrollment in a natural history study in patients with MoCD Type A. cPMP has received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Evaluation of our synthetic form of cPMP replacement therapy in a Phase I

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

healthy volunteer study is complete. In addition, we completed enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP in patients with MoCD Type A switched from treatment with recombinant cPMP. These trials will not be expanded and no new patients will be added to the trials. Patients currently enrolled in the trials will continue to receive therapy. No additional studies are planned. Out-licensing opportunities are being pursued for cPMP.
Samalizumab (ALXN6000)
Samalizumab is a first-in-class immunomodulatory humanized monoclonal antibody that blocks CD200 a key immune checkpoint protein expressed in both hematologic and solid malignancies. The safety and efficacy of samalizumab were being evaluated in patients with advanced solid tumors and in conjunction with the Leukemia and Lymphoma Society, in patients with acute myeloid leukemia (AML). The solid tumor Phase I trial has been terminated and no new patients will be added to the multi-arm AML study, referred to as the BEAT AML Master Trial.Out-licensing opportunities are being pursued for samalizumab.
Manufacturing
We currently rely on internal manufacturing facilities and third party contract manufacturers, including Lonza Group AG and its affiliates (Lonza), to supply clinical and commercial quantities of our commercial products and product candidates. Our internal manufacturing facilities include our Ireland manufacturing facilities, our Rhode Island manufacturing facility (ARIMF), and facilities in Massachusetts and Georgia. We also utilize third party contract manufacturers for other manufacturing services including purification, product filling, finishing, packaging, and labeling. In September 2017, we announced the closing of ARIMF. We do not expect the closing of ARIMF to impact our clinical or commercial supply of inventory.
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,188. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at its existing Portsmouth, New Hampshire facility.
In addition, we have non-cancellable commitments of approximately $20 through 2019 with other third party manufacturers.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF.  In October 2017, Alexion received a notification from the FDA that the Warning Letter has been resolved.  As previously announced, we plan to close ARIMF to align our manufacturing facilities with our ongoing multi-product network manufacturing strategy, which utilizes manufacturing operations in the U.S. and Ireland, and manufacturing capacity through manufacturing partners.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland, which has been refurbished to become our first company-owned fill/finish facility. In July 2016, we announced plans to construct a new biologics manufacturing facility at this site, which is expected to be completed and receive regulatory approval in 2019.
In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, which is expected to be completed and receive regulatory approval in 2020.
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
(amounts in millions, except per share amounts)

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. Entities may elect to early adopt the standard for annual periods beginning after December 15, 2016. We plan to adopt the new standard in the first quarter 2018 using the modified retrospective method. We have performed a review of the new standard compared to our current accounting policies and we have not identified any accounting changes that would materially impact the recognition of our net product sales. We have completed our review of customer contracts and we plan to finalize our analysis of these contracts in the fourth quarter 2017 to determine the impact that this standard may have on our financial position, results of operations and disclosures.
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
In March 2016, the FASB issued a new standard intended to simplify certain aspects of the accounting for employee share-based payments. One aspect of the standard requires an entity to recognize all excess tax benefits and deficiencies associated with stock-based compensation as a reduction or increase to tax expense in the income statement. Previously, such amounts were recognized in additional paid-in capital. The amendments also require recognition of excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Furthermore, the amendment requires that excess tax benefits be classified as an operating activity in the statement of cash flows instead of a financing activity. We elected to early adopt this standard in the third quarter of 2016. We also elected to continue to estimate the impact of forfeitures when determining the amount of compensation cost to be recognized each period rather than account for forfeitures as they occur.
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
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. The standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We anticipate that the adoption of this new standard will result in more transactions being accounted for as asset acquisitions.
In August 2017, the FASB issued a new standard intended to improve and simplify certain aspects of the accounting for hedges. The new standard is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
(all percentages have been calculated using unrounded numbers)
Net Product Sales
Net product sales by product and significant geographic region are as follows for the three and nine months ended September 30, 2017 and 2016:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2017	2016	Change	2017	2016	Change
Soliris
United States	$308	$275	11.7%	$914	$773	18.2%
Europe	248	240	3.6%	738	703	5.1%
Asia Pacific	82	80	2.5%	241	223	8.3%
Rest of World	118	133	(12.1)%	459	395	16.0%
	$756	$728	3.7%	$2,352	$2,094	12.3%

Strensiq
United States	$71	$51	40.6%	$204	$118	73.1%
Europe	9	6	71.3%	23	10	135.5%
Asia Pacific	5	3	41.6%	13	9	41.8%
Rest of World	2	1	53.7%	4	2	100.2%
	$87	$61	43.7%	$244	$139	75.8%

Kanuma
United States	$11	$6	79.3%	$31	$12	159.8%
Europe	4	2	94.2%	9	5	88.3%
Asia Pacific	1	1	**	2	1	**
Rest of World	—	—	**	2	—	**
	$16	$9	78.8%	$44	$18	141.7%
Total net product sales	$859	$798	7.6%	$2,640	$2,251	17.3%
** Percentage change is not meaningful
The components of this increase in revenues are as follows:

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Components of change:
Price	(1.2)%	(0.7)%
Volume	9.4%	19.3%
Foreign exchange	(0.6)%	(1.3)%
Total change in net product sales	7.6%	17.3%
The increase in net product sales for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to an increase in unit volumes of 10% and 19%, respectively. This increase in unit volumes is due to increased global demand for Soliris therapy for patients with PNH or aHUS, as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally. The decrease in net product sales of Soliris in the rest of world for the three months ended September 30, 2017 as compared to the same period in 2016, was primarily driven by large orders of Soliris in the first and second quarters of 2017.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.
The following table summarizes cost of sales for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of sales	$157	$71	$310	$190
Cost of sales as a percentage of net product sales	18.3%	8.9%	11.7%	8.5%

The increase in cost of sales for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to additional asset related charges of $83 associated with the planned closure of the ARIMF facility that was announced in the third quarter of 2017 as part of the restructuring. These charges primarily relate to accelerated depreciation and the impairment of manufacturing assets.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 8.6% and 8.9% for the three months ended September 30, 2017 and 2016, respectively, and 8.6% and 8.5% for the nine months ended September 30, 2017 and 2016, respectively.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The following table provides information regarding research and development expenses:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Clinical development	$50	$57	$(7)	$168	$162	$6
Product development	51	42	9	147	104	43
Licensing agreements	—	2	(2)	9	5	4
Discovery research	11	15	(4)	35	41	(6)
Total external direct expenses	112	116	(4)	359	312	47
Payroll and benefits	72	68	4	219	209	10
Facilities and other costs	11	11	—	35	30	5
Total other R&D expenses	83	79	4	254	239	15
Research and development expense	$195	$195	$—	$613	$551	$62

For the nine months ended September 30, 2017, the increase of $62 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $43 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 and ALXN6000 clinical research activities as compared to the same period in 2016.

The following table summarizes external direct expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
External direct expenses
eculizumab	$18	$22	$(4)	$60	$66	$(6)
ALXN1210	21	13	8	58	27	31
sebelipase alfa	6	7	(1)	18	18	—
asfotase alfa	3	5	(2)	14	15	(1)
cPMP	—	2	(2)	2	7	(5)
Other programs	—	5	(5)	9	19	(10)
Shared expenses	2	3	(1)	7	10	(3)
	$50	$57	$(7)	$168	$162	$6
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The table below provides information regarding selling, general and administrative expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Salary, benefits and other labor expense	$163	$132	$31	$478	$422	$56
External selling, general and administrative expense	108	98	10	320	273	47
Total selling, general and administrative expense	$271	$230	$41	$798	$695	$103
For the three months ended September 30, 2017, the increase of $41 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $31. The increase was primarily related to an increase of commercial activities to support the launch of Soliris for gMG and employee related costs associated with executive leadership changes. Incentive compensation and additional stock based compensation expense also increased.

•
Increase in external selling, general and administrative expenses of $10. The increase was primarily due to asset impairment charges that were recorded in the third quarter 2017 related to restructuring activities.

For the nine months ended September 30, 2017, the increase of $103 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $56, primarily related to increase of commercial activities to support the continued global launches of Strensiq and Kanuma and the launch of Soliris for gMG. Employee related costs associated with executive leadership changes and incentive compensation also increased.

•
Increase in external selling, general and administrative expenses of $47. The increase was primarily due to an increase in legal expenses from the SEC/DOJ Foreign Corrupt Practices Act (FCPA) investigation, increased distribution fees, additional charitable contributions, and additional professional services, offset in part by decreases in advertising and promotional cost as compared to 2016. The increase also due to asset impairment charges that were recorded in the third quarter of 2017 related to restructuring activities.

Amortization of Purchase Intangible Assets
Amortization expense was $80 and $82 for the three months ended September 30, 2017 and 2016, respectively, and $240 and $242 for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense was primarily associated with intangible assets related to Strensiq and Kanuma.
Change in Fair Value of Contingent Consideration
For the three and nine months ended September 30, 2017, the change in fair value of contingent consideration expense associated with our prior business combinations was $4 and $32, respectively, as compared to $41 and $31 for the three and nine months ended September 30, 2016, respectively. The period over period change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments. For the three months ended September 30, 2017, changes in the fair value of contingent consideration expense only reflect the interest component of contingent consideration related to the passage of time.
Restructuring Expenses
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20%. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Company's global operations, and closing of multiple Alexion sites, including the Company's Rhode Island manufacturing facility and certain regional and country-based offices.
For the three and nine months ended September 30, 2017 we recorded restructuring and related expenses of $164 and $191, respectively. We expect to pay substantially all accrued amounts related to the 2017 restructuring activities by the end of 2018. We currently estimate incurring additional restructuring and related expenses of approximately $176 to $236 related to the 2017 restructuring activities.

Impairment of Intangible Asset
In the second quarter 2017, we recognized an impairment charge of $31 related to our SBC-103 acquired in-process research and development asset due to clinical results.
During the second quarter 2017, we reviewed our Kanuma intangible asset for impairment and determined that the net book value of the asset was recoverable as of June 30, 2017 based on our estimated net cash flows.  As part of our standard quarterly procedures, we reviewed the Kanuma asset as of September 30, 2017 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods.
Other Income and Expense
The following table provides information regarding other income and expense:

	Three months ended			Nine months ended
	September 30,		$	September 30,		$
	2017	2016	Variance	2017	2016	Variance
Investment income	$5	$5	$—	$13	$8	$5
Interest expense	(25)	(24)	(1)	(73)	(72)	(1)
Other expense	(2)	(1)	(1)	—	(4)	4
Total other income and expense	$(22)	$(20)	$(2)	$(60)	$(68)	$8
Income Taxes
During the three and nine months ended September 30, 2017, we recorded income tax (benefit) expense of $(20) and $45 and an effective tax rate of (34.5)% and 9.8%, respectively, compared to income tax expense of $65 and $166 and an effective tax rate of 40.9% and 35.2% for the three and nine months ended September 30, 2016, respectively.
The income tax expense for the three and nine months ended September 30, 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and nine months ended September 30, 2017 as compared to the same period in the prior year is primarily attributable to the deferred tax cost associated with the distribution of earnings from our captive foreign partnership in 2016 and conclusion of the IRS examination of our 2013 and 2014 tax years in 2017. The 2016 distribution increased the effective tax rate for each the three and nine months ended September 30, 2016 by approximately 22%. Conclusion of the IRS examination resulted in a decrease to our 2017 effective tax rate for the three and nine months ended September 30, 2017 of approximately 65% and 8%, respectively.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	$ Variance
Cash and cash equivalents	$550	$966	$(416)
Marketable securities	$979	$327	$652
Long-term debt (includes current portion)	$2,950	3,081	$(131)

Current assets	$2,882	$2,578	$304
Current liabilities	972	823	149
Working capital	$1,910	$1,755	$155

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
Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds, bank deposits and high-quality marketable securities in accordance with our investment policy. The stated objectives of our investment policy is to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At September 30, 2017, four customers accounted for an aggregate of 57% of the accounts receivable balance, with these individual customers ranging from 10% to 18% of the accounts receivable balance. At December 31, 2016, three customers accounted for an aggregate of 47% of the accounts receivable balance, with these individual customers ranging from 14% to 19% of the accounts receivable balance. For the three and nine months ended September 30, 2017, three customers accounted for 39% and 37% of our net product sales, respectively, with these individual customers accounting for 11% to 15% of our net product sales. Two customers accounted for 16% and 10%, respectively, of our product sales for the three months ended September 30, 2016 and 16% and 11% respectively, of our product sales for the nine months ended September 30, 2016.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2017, we had foreign exchange forward contracts with notional amounts totaling $2,203. These outstanding foreign exchange forward contracts had a net fair value of $(37), of which $28 is included in other current assets and noncurrent assets and $65 included in other current liabilities and noncurrent liabilities. As of September 30, 2017, we had interest rate swap contracts with notional amounts totaling $2,331. These outstanding interest rate swap contracts had a net fair value of $12, of which $14 is included in other current assets and noncurrent assets and $2 is included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

At September 30, 2017, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $741 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $451 and $290 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make any milestone payments associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
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
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. Associated with this arrangement we recognized interest expense of $4 for each of the three months ended September 30, 2017 and 2016, and $11 and $10 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, our total facility lease obligation was $135 and $136, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
During the third quarter 2015, we entered into a new agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. As of September 30, 2017 and December 31, 2016, we recorded a construction-in-process asset of $176 and $118 respectively, and an offsetting facility lease obligation of $157 and $107 respectively, within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
In September 2017, we entered into a lease agreement for six floors of office space that is currently being constructed in Boston, Massachusetts. The term of the lease will commence upon the landlord's substantial completion of our premises and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Although we will not legally own the premises, due to our involvement during the construction period we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. The landlord's construction of the building is in process and is expected to be completed during the first half of 2018. As of September 30, 2017, we recorded a construction-in-process asset and an offsetting facility lease obligation of $52 associated with our relative portion of the building.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
As of September 30, 2017, we had $2,950 outstanding on the term loan. As of September 30, 2017, we had open letters of credit of $4, and our borrowing availability under the revolving facility was $496.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,188 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $20 through 2019 with other third party manufacturers.
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
We do not have any present or anticipated future need for cash held by our CFCs, as cash generated in the U.S., as well as borrowings, are expected to be sufficient to meet U.S. liquidity needs for the foreseeable future. At September 30, 2017, approximately $448 of our cash and cash equivalents was held by foreign subsidiaries, a significant portion of which is required for liquidity needs of our foreign subsidiaries. These subsidiaries will settle any outstanding intercompany trade payables prior to having excess cash available which could be repatriated to our entities in the U.S. While we intend to reinvest CFC earnings permanently outside the U.S. or repatriate the earnings only when it is tax efficient to do so, certain unforeseen future events could impact our permanent reinvestment assertion. Such events include acquisitions, corporate restructurings or tax law changes not currently contemplated.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors increased the authorization to acquire shares with an aggregate value of up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. Under the program, for each of the three months ended September 30, 2017 and 2016 we repurchased 1 shares of our common stock at a cost of $60 and $69, respectively. During each of the nine months ended September 30, 2017 and 2016 we repurchased 3 shares of our common stock at a cost of $299 and $400, respectively.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine Months Ended September 30,		$
	2017	2016	Variance
Net cash provided by operating activities	$858	$703	$155
Net cash used in investing activities	(919)	(402)	(517)
Net cash used in financing activities	(371)	(552)	181
Effect of exchange rate changes on cash	16	3	13
Net change in cash and cash equivalents	$(416)	$(248)	$(168)
Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2017 was $858 compared to $703 for the nine months ended September 30, 2016. The increase was primarily due to an increase in gross margin on product sales of $352 resulting primarily from an increase in global demand for Soliris as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally. Partially offsetting this increase was an increase in R&D product development and selling, general and administrative expenses during 2017.
We expect increases in cash flows from operations which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash used for investing activities for the nine months ended September 30, 2017 was $919 compared to $402 for the nine months ended September 30, 2016. The increase in cash used for investing activities was primarily attributable to purchases and maturities of available-for-sale marketable securities, which resulted in a net cash outflow of $648 for the nine months ended September 30, 2017, compared to $171 for the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, we also had higher cash outlays associated with the purchase of property, plant and equipment of $269, compared with $226 for the nine months ended September 30, 2016. The significant spending on property, plant and equipment in 2017 relates primarily to the construction of our new biologics manufacturing facilities in Ireland.
Financing Activities
Cash used for financing activities for the nine months ended September 30, 2017 was $371 compared to $552 for the nine months ended September 30, 2016. The decrease in cash used for financing activities was primarily due to the following:

•	Principal payments on our credit facility of $131 during the nine months ended September 30, 2017, compared to $175 during the nine months ended September 30, 2016.

•	Repurchases of common stock of $299 for the nine months ended September 30, 2017, compared to $400 for the nine months ended September 30, 2016.
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
(amounts in millions, except percentages)
Interest Rate Risk
As of September 30, 2017, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase or decrease by approximately $3.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate notional amounts of approximately 68% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $9, based on the unhedged portion of our outstanding term loan during that period.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, intercompany receivables and payables denominated in foreign currencies. Approximately 51% and 49% of our net product sales were denominated in foreign currencies for the three and nine months ended September 30, 2017, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 180 days and 2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, and certain forecasted expenses using contracts with durations of up to 60 months. The objectives of this program are to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of September 30, 2017 and December 31, 2016, we held foreign exchange forward contracts with notional amounts totaling $2,203 and $2,389, respectively. As of September 30, 2017 and December 31, 2016, our outstanding foreign exchange forward contracts had a net fair value of $(37) and $140, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at September 30, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $165 at September 30, 2017. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, due to the material weakness in internal control over financial reporting that was previously disclosed in our Quarterly Report on Form 10-Q filed on January 4, 2017, in our Annual Report on Form 10-K filed on February 16, 2017 and in our Quarterly Report on Form 10-Q filed on April 27, 2017 and described below, which was not remediated as of September 30, 2017.
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

In addition, on December 11, 2016, our Board of Directors oversaw a change in the Company’s senior leadership when it appointed an Interim Chief Executive Officer and a new Chief Financial Officer following the departures of our former Chief Executive Officer and Chief Financial Officer, as well as other personnel changes. The Board of Directors subsequently appointed Dr. Hantson as Chief Executive Officer effective March 27, 2017 and Paul J. Clancy as Chief Financial Officer effective July 31, 2017. In May 2017, David Brennan was appointed Chairman of the Board of Directors.
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
Changes in Internal Control over Financial Reporting
Other than the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed lead plaintiff. On July 14, 2017, lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. Defendant's moved to dismiss the Amended Complaint on September 12, 2017. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office is coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry
In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. We are cooperating with this inquiry.
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
On September 22, 2017, a shareholder filed a suit, derivatively on behalf of the Company, in the U.S. District Court for the District of Delaware against eighteen current and former employees and members of the Board of Directors, naming the Company as a nominal defendant.  The complaint, which asserts federal and state law claims, alleges that between January 30, 2014 and September 22, 2017 defendants made misrepresentations and omissions about Soliris-including alleged misrepresentations regarding sales practices, management changes, and related investigations-in violation of federal securities law and in breach of their fiduciary duties to the Company.  The litigation is in the early stages, and defendants have not yet responded to the complaint.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that Alexion had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017, in an amount to be determined by mutual agreement of the parties, or further ruling by the PMPRB, based upon the PMPRB’s Guidelines. We estimate that such amounts under the PMPRB’s order will not be material. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any potential impact to Soliris revenues in Canada relating to any potential future price reduction.

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
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, gMG or all indications. In 2017, Soliris was approved in the US and EU as a treatment for adult patients with gMG who are anti-acetylcholine receptor antibody-positive. The potential increase in the number of patients receiving Soliris may cause third-party payers to refuse or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS or gMG, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.
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
We rely on one to two facilities to manufacture each of our products. We are authorized to sell Soliris that is manufactured by Lonza and at ARIMF in the U.S., the EU, Japan and certain other territories. In September 2017 we announced our intention to close ARIMF. Manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility in some cases until such time as we have received the required regulatory approval for an additional facility, if ever, however, in certain territories only a single manufacturing facility may be registered and we will continue to rely on a single manufacturing facility in such instances. We will continue to depend entirely on one facility to manufacture Soliris for commercial sale in such other territories until that time. We also depend entirely on one facility to manufacture Strensiq and on one facility for the purification of Kanuma for commercial sale. Regarding Kanuma, we rely on two animal facilities to produce the starting material, and a single manufacturing facility to manufacture the drug product.
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
We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU member states, and MHLW. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or in the case of Kanuma, problems with animal operations, a regulatory agency may impose restrictions on that product, the manufacturing facility or us. For example, in March 2013, we received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at ARIMF. In October 2017, Alexion received a notification from the FDA that the Warning Letter has been resolved.. If we had failed to address the FDA’s concerns, the FDA or other regulatory authorities could have taken regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, withdrawal of FDA approval, and/or criminal prosecution.
If we or our third-party providers, including our product fill-finish providers, packagers and labelers, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products. Like our contract manufacturers’ manufacturing operations, our animal operations will also be subject to FDA inspection to evaluate whether our animal husbandry, containment, personnel, and record keeping practices are sufficient to ensure safety and security of our transgenic chickens and animal products (e.g., eggs, waste, etc.). Our animal operations may also be subject to inspection by the U.S. Department of Agriculture, Animal and Plant Health Inspection Service (USDA APHIS), the agency responsible for administering the Animal Welfare Act. Any failure to ensure safety and security of our transgenic chickens and/or animal products could result in regulatory action by the FDA or another regulatory body, including USDA APHIS.
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
Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EC, the competent authorities of the EU member states, the MHLW or other agencies, could result in:

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
Our products and our product candidates treat patients with ultra-rare diseases. We generally test our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. We do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH, aHUS and gMG in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers' manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
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
We are marketing and selling our products ourselves in the U.S., Europe, Japan and several other territories. Strensiq and Kanuma were approved in 2015, are in the early stages of commercial launch and are the second and third new product launches in Alexion's history. Soliris for the treatment of gMG was approved in 2017. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell our products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are competitive, expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales. We cannot guarantee that we will be successful in commercializing any of our products.
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
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, including the ongoing investigations of our compliance with the FCPA, Medicare patient assistance rules, regulations in Brazil,and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Additionally, remediation of any such findings could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with these ongoing investigations, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
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
We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we may not generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. We may not accurately forecast demand for our products, especially Strensiq and Kanuma. Strensiq and Kanuma are in the early stages of commercial launch having each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Soliris for the treatment of gMG was approved in 2017. Product demand is dependent on a number of factors. Our investors may have widely varying expectations that may be materially higher or lower than actual revenues and if our revenues are different from these expectations, our stock price may experience significant volatility. Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations and our results of operations could be adversely affected due to unfavorable foreign exchange rates. Although we use derivative instruments to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful.
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
We operate in a highly competitive environment. Soliris is currently the only approved therapy for the treatment of PNH and aHUS. We are in advanced clinical studies of Soliris for the treatment of NMO, and there are currently no approved drugs . Strensiq is currently the only product approved to treat HPP and Kanuma is the only product approved to treat LAL-D. In the future, Soliris may compete with new drugs currently in development, and Strensiq and Kanuma may also experience competition. Other companies have initiated clinical studies for the treatment of PNH and NMO, and we are aware of companies that are planning to initiate studies for diseases that we are also targeting. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
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
If we fail to achieve the expected financial and operating benefits of our corporate restructuring our business and financial results may be harmed.
We have undertaken broad corporate restructuring activities in 2017 to re-align our global organization with the Company's re-focused strategy, reduce costs, and realize operational efficiencies. These activities, including a work force reduction of more than 20% and plans to close certain operational sites, subject our Company to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations, which are reasonable in our judgment but may not be accurate due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.
As we implement the restructuring, we must execute on our re-focused strategy, including growing and maximizing our rare disease business and pursuing disciplined business development to expand our pipeline. If we are unable to effectively execute with fewer human resources and/or attract, retain or motivate key employees, our business may be adversely affected.

If we fail to attract and retain highly qualified personnel, we may not be able to successfully develop, manufacture or commercialize our products or products candidates.
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In March 2017, our Board appointed a new CEO and we have experienced other recent management changes. In addition, in 2017, we announced and we began a company-wide restructuring to re-align our global organization with the Company's re-focused strategy. Such changes have the potential to adversely impact our ability to retain key employees, including other members of senior management, as well as to disrupt our business operations, financial conditions, programs, plans and strategies.
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
As of September 30, 2017, the net carrying value of our goodwill and other intangible assets totaled $9,069. As required by generally accepted accounting principles, we periodically assess these assets to determine if there are indicators of impairment. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
During the second quarter 2017, we reviewed our Kanuma intangible asset for impairment.  Based on our estimated net cash flows and the net book value associated with Kanuma, the asset was recoverable as of June 30, 2017.  As part of our standard quarterly procedures, we reviewed the Kanuma asset as of September 30, 2017 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of September 30, 2017 is $3,578.
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
In addition, the U.S. Federal government and other U.S. state and foreign governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate and harm our financial position and results of operations over the next several years.

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

Risks Related to Our Common Stock
Our stock price is extremely volatile.
The trading price of our common stock has been extremely volatile and may continue to be volatile in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors' operating results, clinical trial results or adverse events associated with our products, product development by us or our competitors, changes in laws, including healthcare, tax or intellectual property laws, intellectual property developments, changes in reimbursement or drug pricing, the existence or outcome of litigation or government proceedings, including the SEC/DOJ investigation, acquisitions or other strategic transactions, and the perceptions of our investors that we are not performing or meeting expectations. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2017	0.47	$125.54	0.47	$701
August 1-31, 2017	—	$—	—	$701
September 1-30, 2017	—	$—	—	$701
Total	0.47	$125.54	0.47
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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date:October 26, 2017		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date:October 26, 2017		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)