Form 10-K
period 2017-12-31
ALEXION PHARMACEUTICALS INC
filed 2018-02-08
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒     No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check One:
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on The Nasdaq Stock Market LLC on June 30, 2017, was $26,128,956,666.(1)
The number of shares of Common Stock outstanding as of February 5, 2018 was 221,681,437.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 8, 2018, are incorporated by reference into Part III of this report.
(1) Excludes 8,789,185 shares of common stock held by directors and executive officers at June 30, 2017. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Alexion Pharmaceuticals, Inc.

PART I
Unless the context requires otherwise, references in this report to “Alexion”, the “Company”, “we”, “our” or “us” refer to Alexion Pharmaceuticals, Inc. and its subsidiaries.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•
the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, level of future product sales and collections, timing regarding development and regulatory approvals for additional indications or in additional territories;

•	the medical and commercial potential of additional indications for Soliris;

•	costs, expenses and capital requirements, cash outflows, cash from operations, status of reimbursement, price approval and funding processes in various countries worldwide;

•	progress in developing interest about our products and our product candidates in the patient, physician and payer communities;

•	the safety and efficacy of our products and our product candidates;

•	estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world;

•	sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates;

•
status of our ongoing clinical trials for eculizumab, ALXN1210 and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing;

•	performance and reliance on third party service providers;

•	our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators;

•	assessment of competitors and potential competitors;

•	periods of patent, regulatory and market exclusivity for our products;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property;

•	assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property;

•	estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates; and

•	potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs.
Such risks and uncertainties include, but are not limited to, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities class action litigation filed in December 2016, the inquiry by the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of patient assistance programs, the investigation of our Brazilian operations by Brazilian authorities, risks related to potential disruptions to our business as a result of the leadership changes and transition announced in December 2016 and March 2017, the anticipated effects of the company-wide restructuring initiated in the first quarter 2017 and operational plan initiated in the third quarter 2017, including relocation of our global headquarters, the short and long-term effects of other government healthcare measures, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.

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
As the leader in complement biology for over 20 years, Alexion focuses its research efforts on novel molecules and targets in the complement cascade, and its development efforts on the core therapeutic areas of hematology, nephrology, neurology, and metabolic disorders. We were incorporated in 1992 under the laws of the State of Delaware.
Products and Development Programs
We focus our product development programs on life-transforming therapeutics for rare diseases for which current treatments are either non-existent or inadequate.
Marketed Products
Our marketed products include the following:

Product	Development Area	Indication
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Neurology	Generalized Myasthenia Gravis (gMG)
	Metabolic Disorders	Hypophosphatasia (HPP)
	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)

Soliris (eculizumab)
Soliris is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in several therapeutic areas, including hematology, nephrology and neurology. Soliris is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed. The initial indication for which we received approval for Soliris is PNH.
Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Soliris is approved for the treatment of PNH in the U.S., Europe, Japan and in several other countries. We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In addition, Soliris has been granted orphan drug designation for the treatment of PNH in the U.S., Europe, Japan and several other countries.
Atypical Hemolytic Uremic Syndrome (aHUS)
aHUS is a severe and life-threatening, ultra-rare genetic disease characterized by chronic uncontrolled complement activation and thrombotic microangiopathy (TMA), the formation of blood clots in small blood vessels throughout the body, causing a reduction in platelet count (thrombocytopenia) and life-threatening damage to the kidney, brain, heart and other vital organs. Soliris is approved for the treatment of pediatric and adult patients with aHUS in the U.S., Europe, Japan and in several other countries. We are sponsoring a multinational registry to gather information regarding the natural history of patients with aHUS and the longer-term outcomes during Soliris treatment. In addition, the U.S. Food and Drug Administration (FDA) and European Commission (EC) have granted Soliris orphan drug designation for the treatment of patients with aHUS.

Generalized Myasthenia Gravis (gMG)
Myasthenia Gravis (MG), is a debilitating, complement-mediated neuromuscular disease in which patients suffer profound muscle weakness throughout the body, resulting in slurred speech, impaired swallowing and choking, double vision, upper and lower extremity weakness, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure. Soliris has received orphan drug designation for the treatment of patients with MG in the U.S. and Europe, and for the treatment of patients with refractory gMG, a subset of MG, in Japan.
In August 2017, we announced that the EC approved the extension of the indication for Soliris to include the treatment of refractory gMG in adults who anti-acetylcholine receptor (AChR) antibody-positive. In October 2017, the FDA approved the Company's supplemental Biologics License Application to extend the indication for Soliris as a potential treatment for adult patients with gMG who are AChR antibody-positive. In December 2017, the Ministry of Health, Labour and Welfare (MHLW) in Japan approved Soliris as a treatment for patients with generalized myasthenia gravis (gMG) who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis (PLEX).
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
Strensiq, a targeted enzyme replacement therapy, is the first and only approved therapy for patients with HPP and is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. In 2015, the FDA approved Strensiq for patients with perinatal-, infantile- and juvenile-onset HPP, the EC granted marketing authorization for Strensiq for the treatment of patients with pediatric-onset HPP, and the MHLW approved Strensiq for the treatment of patients with HPP. We are sponsoring a multinational registry to gather information regarding the natural history of patients with HPP and the longer-term outcomes during Strensiq treatment.

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

Clinical Development Programs
Our clinical development programs include the following:

Product	Development Area	Phase I	Phase II	Phase III	Filed

ALXN1210 (IV)	Next Generation Complement Inhibitor	Paroxysmal Nocturnal Hemoglobinuria (PNH)

Atypical Hemolytic Uremic Syndrome (aHUS)

ALXN1210 (Subcutaneous)	Next Generation Complement Inhibitor	PNH

aHUS

Soliris (eculizumab)	Neurology	Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)

ALXN1210
ALXN1210 is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In early studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels. Alexion has completed enrollment in four ongoing clinical studies of ALXN1210 in patients with PNH: 1) an open-label Phase I/II dose-escalating study to evaluate the safety, tolerability, efficacy, pharmaco-kinetics (PK) and pharmaco-dynamics (PD) of ALXN1210 administered by intravenous (IV) infusion; 2) a Phase II, open-label, study to evaluate the efficacy, safety, tolerability, immunogenicity, PK and PD of ALXN1210 administered by IV infusion investigating multiple dosing intervals from four to twelve weeks; 3) a Phase III open-label, randomized, active-controlled multicenter study to evaluate the safety and efficacy of ALXN1210 versus eculizumab administered by IV infusion to adult patients with PNH who have never received treatment of a complement inhibitor; and 4) a Phase III open-label, randomized, active-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 versus eculizumab administered by IV infusion to adult patients with PNH who have been treated with eculizumab for at least the past 6 months.

In addition, two clinical studies in patients with aHUS are ongoing and continuing to enroll: 1) a Phase III, single arm, multicenter study to evaluate the safety and efficacy of ALXN1210 administered by IV infusion to adolescent and adult patients with aHUS who have never been treated with a complement inhibitor; and 2) a Phase III, single arm, multicenter study to evaluate the safety, efficacy, PK, and PD of ALXN1210 administered by IV infusion in pediatric patients with aHUS who have never been treated with a complement inhibitor.
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). Two open-label studies were designed to provide dose ranging data to optimize the dosing regimen for the Phase III development of ALXN1210 as a treatment for patients with PNH based on exposure-response assessments.
In 2016, we announced interim data from a Phase I/II study in patients with PNH showing that once-monthly dosing of ALXN1210 achieved rapid and sustained reductions in hemolysis, as measured by mean levels of lactate dehydrogenase (LDH), in 100 percent of treated patients. At the time of analysis, 80 percent of patients who required at least 1 blood transfusion in the 12 months prior to treatment with ALXN1210 did not require transfusions while on treatment with ALXN1210. Patients also had improvements in Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue score from baseline, with patients in the higher-dose cohort achieving a two-fold greater improvement compared with the lower-dose cohort. In 2017, these studies showed continued treatment of PNH patients with ALXN1210 for up to eight months resulted in rapid and sustained reduction of plasma LDH levels, with reductions in mean LDH levels from Baseline (BL) ranging from 73% to 88%.
We have also initiated a Phase III open-label, randomized, active-controlled multicenter study to evaluate the safety and efficacy of ALXN1210 versus eculizumab administered by IV infusion to adult patients with PNH who have never been treated by a complement inhibitor. The study is evaluating ALXN1210 administered intravenously every eight weeks. Patient enrollment has been completed in this trial and we expect to receive data from this study in the second quarter 2018.
In addition, we have initiated a supportive Phase III open-label, randomized, active-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 versus eculizumab administered by IV infusion to adult patients with PNH who have been treated with eculizumab for at least the past six months. The study is evaluating ALXN1210 administered intravenously every eight weeks. Patient enrollment has been completed in this trial and we expect to receive data from this study in the second quarter 2018.
In June 2016 and January 2017, the EC and the FDA, respectively, granted orphan drug designation to ALXN1210, for the treatment of patients with PNH.
Atypical Hemolytic Uremic Syndrome (aHUS)
We have initiated a Phase III, single arm, multicenter study to evaluate the safety and efficacy of ALXN1210 administered by intravenous (IV) infusion to adolescent and adult patients with aHUS who have never been treated with a complement inhibitor. In patients with aHUS, complement-mediated TMA leads to life-threatening damage to the kidney, brain, heart and other vital organs. The study will evaluate ALXN1210 administered intravenously every eight weeks. Patient enrollment is ongoing in this trial.
In addition, we have initiated a supportive Phase III, single arm, multicenter study to evaluate the safety, efficacy, PK, and PD of ALXN1210 administered by intravenous (IV) infusion in pediatric patients with aHUS who have never been treated with a complement inhibitor. The study is evaluating

ALXN1210 administered intravenously every eight weeks. Patient enrollment is ongoing in this trial.
Subcutaneous (SC) Delivery
Initial data from a Phase I study in healthy volunteers to evaluate ALXN1210 delivered subcutaneously supports progressing the development of a subcutaneous formulation of ALXN1210. Based on discussions with regulators, Alexion plans to initiate a single, PK-based Phase III study of ALXN1210 delivered subcutaneously once per week in PNH and aHUS in late 2018.
Soliris (eculizumab)
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and spinal cord. The disease leads to severe weakness, paralysis, respiratory failure, loss of bowel and bladder function, blindness and premature death. Patient enrollment is complete and we expect to receive data from this study in mid-2018. Dosing is ongoing in a global, randomized, double-blind, placebo-controlled trial to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.

Other Programs

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

Samalizumab (ALXN6000)
Samalizumab is a first-in-class immunomodulatory humanized monoclonal antibody that blocks CD200, a key immune checkpoint protein expressed in both hematologic and solid malignancies. The safety and efficacy of samalizumab were being evaluated in patients with advanced solid tumors and in conjunction with the Leukemia and Lymphoma Society, in patients with acute myeloid leukemia (AML). The solid tumor Phase I trial has been terminated and no new patients will be added to the multi-arm AML study, referred to as the BEAT AML Master Trial. Out-licensing opportunities are being pursued for samalizumab.
Manufacturing
We currently rely on internal manufacturing facilities and third party contract manufacturers, including Lonza Group AG and its affiliates (Lonza), to supply clinical and commercial quantities of our commercial products and product candidates. Our internal manufacturing facilities include our Ireland manufacturing facilities, our Rhode Island manufacturing facility (ARIMF), and facilities in Massachusetts and Georgia. We also utilize third party contract manufacturers for other manufacturing services including purification, product filling, finishing, packaging, and labeling. In September 2017, we announced our intention to close ARIMF to align our manufacturing facilities with our ongoing multi-product network manufacturing strategy, which utilizes manufacturing operations in the U.S. and Ireland, and manufacturing capacity through manufacturing partners. During the fourth quarter 2017, we began to actively market the facility to potential buyers. We do not expect the closing of ARIMF to impact our clinical or commercial supply of inventory.
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,098.9. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at one of its existing facilities.
In addition, we have non-cancellable commitments of approximately $27.3 through 2019 with other third party manufacturers.
In March 2013, we received a Warning Letter (Warning Letter) from the FDA regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF.  In October 2017, the FDA notified Alexion that the Warning Letter has been resolved.
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
Sales and Marketing
We have established a commercial organization to support current and future sales of our products in the U.S., Europe, Japan, Latin America, Asia Pacific countries, and other territories. Our sales force is small compared to that of other drugs with similar revenues; however, we believe that a relatively smaller sales force is appropriate to effectively market our products due to the incidence and prevalence of rare diseases. If we receive regulatory approval in new territories or for new products or indications, we may expand our own commercial organizations in such territories and market and sell our products through our own sales force in these territories. However, we evaluate each jurisdiction on a country-by-country basis, and, in certain territories, we promote our products in collaboration with marketing partners or rely on relationships with one or more companies with established distribution systems and direct sales forces in certain countries.
Customers
Our customers are primarily comprised of distributors, pharmacies, hospitals, hospital buying groups, and other healthcare providers. In some cases, we may also sell our products to governments and government agencies.
During 2017, 2016, and 2015, sales to our largest customer accounted for 15.0%, 16.0%, and 17.5% respectively, of net product sales.
Because of factors such as the pricing of our products, the limited number of patients, the short period from product sale to patient use and the lack of contractual return rights, customers often carry limited inventory. We monitor inventory within our sales channels to determine whether deferrals are appropriate based on factors such as inventory levels compared to demand, contractual terms, financial strength of distributors and our ability to estimate returns.
Please also see “Management’s Discussion and Analysis – Net Product Sales,” and Note 18 of the Consolidated Financial Statements included in this Annual Report on Form 10-K, for financial information about geographic areas.
Intellectual Property Rights and Market Exclusivity
Patents and other intellectual property rights protect investment in discovering, developing and marketing our products, and are therefore important to our business. We own or license rights to many patents in the U.S. and foreign countries that cover our products and investigational compounds. We also file and prosecute many patent applications covering new technologies and inventions that are meaningful to our business. In addition to patents, we rely on trade secrets, know-how, trademarks, regulatory exclusivity and other forms of intellectual property. Our intellectual property rights have material value and we act to protect them.
Two forms of intellectual property generally determine the period of market exclusivity for our products: patent rights and regulatory protections. It is during the period of market exclusivity that our products have their greatest commercial value.
Patents provide a right to exclude others from practicing an invention for a defined period of time. In our business, patents may cover the active ingredients, uses, formulations, doses, administrations, delivery mechanisms, manufacturing processes and other aspects of a product. The period of patent protection for any given product may depend on the expiration date of various patents and may differ from country to country according to the type of patents, the scope of coverage and the remedies for infringement available in a country. Because a significant portion of a product’s patent protection can elapse during the course of developing and obtaining regulatory approval of the product, certain countries provide compensatory mechanisms to extend patent terms for the biopharmaceutical products.
Regulatory protections are another source of exclusive rights that contribute toward market exclusivity for our products. Many developed countries provide such non-patent incentives to develop medicines. For example, countries provide data protection for a period of time after the approval of a new drug, during which regulatory agencies may not rely on the innovator’s data to approve a biosimilar or generic copy. Some countries provide additional incentives to develop medicines for rare diseases, or orphan drugs, and medicines for pediatric patients. Regulatory protections can work in conjunction with patents to strengthen market exclusivity, and in countries where patent protection has expired or does not exist, regulatory protections can extend a product’s market exclusivity period. Different forms of regulatory protection are described in the section of this document titled “Government Regulation”.
Soliris Exclusivity
With respect to Soliris, we own an issued U.S. patent that covers the eculizumab composition of matter and will expire in 2021, taking into account patent term extension. We also own other issued U.S. patents that cover the composition, use and formulation of eculizumab, that expire in 2027. Soliris is also protected in the U.S. by regulatory data exclusivity until 2019, by orphan drug exclusivity for treating aHUS until 2018 and by orphan drug exclusivity for treating gMG until 2024. In Europe we have supplementary protection certificates that extend rights associated with a composition of matter patent until 2020 in certain countries. Soliris is also protected in Europe by orphan drug exclusivity until 2019 for PNH, until 2023 for aHUS and until 2027 for gMG. In Japan we own issued patents that cover the eculizumab composition of matter and will expire in 2019 and 2027. Soliris is also protected in Japan by orphan drug exclusivity until 2020 for PNH, until 2023 for aHUS and until 2027 for gMG. In addition to the foregoing patent and regulatory protections, we own other patents and pending patent applications that are directed to various aspects of eculizumab and which may provide additional protection for Soliris in the U.S., Europe, Japan and other countries.
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
Kanuma Exclusivity
With respect to Kanuma, we own issued patents in the U.S., Europe and other countries that cover methods of using the product to treat LAL-D and will expire in 2031. We maintained the European patent in an opposition proceeding that was favorably resolved in 2017. An exclusively licensed composition of matter patent also protects Kanuma in certain European countries until it expires in 2021, though we also applied for supplementary protection certificates in those countries. In the U.S. Kanuma also is protected by orphan drug exclusivity until 2022 and by regulatory data exclusivity until 2027. In Europe it is protected by orphan drug exclusivity and regulatory data exclusivity until 2025.
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
Government Regulation
Drug Development and Approval in the United States
The preclinical studies and clinical testing, manufacture, labeling, storage, record keeping, advertising, promotion, export, and marketing, among other things, of our products and product candidates , including Soliris, Strensiq and Kanuma, are subject to extensive regulation by governmental authorities in the U.S., the European Union (EU) and other territories. In the U.S., pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. Our three approved products are regulated by the FDA as biologics. Biologics require the submission of a Biologics License Application (BLA) and approval by the FDA prior to being marketed in the U.S. In the case of Kanuma, which is derived from egg whites from select hens, we also submitted a New Animal Drug Application (NADA) for approval by the FDA. Manufacturers of biologics and drugs derived from animal origin may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers, and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.
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
Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests intended for submission to FDA must be conducted in compliance with FDA’s Good Laboratory Practice (GLP) regulations and the U.S. Department of Agriculture’s Animal Welfare Act. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise that will prevent the trials from moving forward. FDA may stop the clinical trials by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

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
The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product and proposed labeling for the product, are submitted to the FDA as part of a BLA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing a BLA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The BLA review fee alone can exceed $2.0 subject to certain limited deferrals, waivers and reductions that may be available. Each BLA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within sixty days following submission of the application. If the FDA finds the BLA sufficiently complete, the FDA will “file” the BLA, thus triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. FDA performance goals provide for action on an application within 12 months of submission. The FDA, however, may not approve a drug within these established goals and its review goals are subject to change from time to time because the review process is often significantly extended by FDA requests for additional information or clarification. As part of its review, the FDA may refer the BLA to an advisory committee composed of outside experts for evaluation and a recommendation as to whether the application should be approved. Although the FDA is not bound by the recommendation of an advisory committee, the agency usually has followed such recommendations.
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
Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured and will not approve the product unless the facilities comply with the FDA’s cGMP requirements. The FDA may deny approval of a BLA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or never be granted. If a product is approved, the approval will impose limitations on the indicated uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval. FDA also may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy (REMS), or otherwise limit the scope of any approval. A REMS may include various elements, ranging from a medication guide to limitations on who may prescribe or dispense the drug, depending on what the FDA considers necessary for the safe use of the drug. To market a product for other indicated uses, or to make certain manufacturing or other changes, requires FDA review and approval of a BLA Supplement or new BLA and the payment of applicable review fees. Further post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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
FDA has released numerous guidance documents interpreting the BPCIA in recent years. These guidance documents, among other things, elaborate on the definition of a biosimilar as a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of the safety, purity, and potency. More recently, FDA has released final guidance on the assignment of nonproprietary, clearly distinguishable product names for both biologic and biosimilar products and draft guidance on interchangeability and evaluation of analytical similarity.
The FDA approved the first biosimilar product under the BPCIA in 2015, and as of December 2017, nine biosimilar products have been approved in total. The agency continues to refine the procedures and standards it will apply in implementing this approval pathway. We anticipate that contours of the BPCIA will continue to be defined as the statute is implemented over a period of years. This likely will be accomplished by a variety of means, including FDA issuance of guidance documents, proposed regulations, and decisions in the course of considering specific applications. The approval of a biologic product biosimilar to one of our products could have a material impact on our business because it may be significantly less costly to bring to market and may be priced significantly lower than our products.
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
Medicinal products: (a) that are used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in ten thousand people in the EU when the application is made; or (b) that are used to treat or prevent life-threatening or chronically debilitating conditions and that, for economic reasons, would be unlikely to be developed without incentives; and (c) where no satisfactory method of diagnosis, prevention or treatment of the condition concerned exists, or, if such a method exists, the medicinal product would be of significant benefit to those affected by the condition, may be granted an orphan designation in the EU. The application for orphan designation must be submitted to the European Medicines Agency (EMA) and approved before an application is made for marketing authorization for the product. Once authorized, orphan medicinal products are entitled to ten years of market exclusivity. During this ten year period, with a limited number of exceptions, neither the competent authorities of the EU Member States, the EMA, or the EC are permitted to accept applications or grant marketing authorization for other similar medicinal products with the same therapeutic indication. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this latter product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.
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
Breakthrough Designation in the U.S.
Congress has created the Breakthrough Therapy designation program under which the FDA may grant Breakthrough Therapy status to a drug intended for the treatment of a serious condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on a clinically significant endpoint over existing therapies. The

Breakthrough Therapy designation, which may be requested by a sponsor when filing or amending an IND, is intended to facilitate and expedite the development and FDA review of a product candidate. Specifically, the Breakthrough Therapy designation may entitle the sponsor to more frequent meetings with FDA during drug development, intensive guidance on clinical trial design, and expedited FDA review by a cross-disciplinary team comprised of senior managers. The designation does not guarantee a faster development or review time as compared to other drugs, however, nor does it assure that the drug will obtain ultimate marketing approval by the FDA. Once granted, the FDA may withdraw this designation at any time if subsequent data no longer support the breakthrough therapy designation. We have received Breakthrough Therapy designations for Strensiq for HPP in perinatal-, infant-, and juvenile-onset patients; for Kanuma in the treatment of LAL-D presenting in infants; and for cyclic Pyranopterin Monophosphate, intended to treat Molybdenum Cofactor Deficiency Type A. It is difficult for us to predict the impact that these designations will have on the development and FDA review of our products.

21st Century Cures Act (the Cures Act)
In December 2016, Congress passed the Cures Act which included a number of provisions designed to speed development of innovative therapies, provide funding authorization to the NIH, and provide funding for certain oncology-directed research. Because the FDA is still working to implement many aspects of the Cures Act, its potential effect on our business remains unclear with the exception of a provision requiring that we post our policies on the availability of expanded access programs for individuals. In addition, the Cures Act includes requiring the FDA to assess and publish guidance on the use of novel clinical trial designs, the use of real world evidence in applications, the availability of summary level review for supplemental applications for certain indications, and the qualification of drug development tools. Because these provisions allow the FDA to spend several years developing these policies, the effect on us could be delayed. At this time, we cannot anticipate what effect these future policies may have on our business.
The Cures Act also authorizes $1,800.0 in funding for the “Cancer Moonshot” initiative (the Initiative) to be run by the NIH. The Initiative’s strategic goals encourage inter-agency cooperation and fund research and innovation to catalyze new scientific breakthroughs, bring new therapies to patients, and strengthen prevention and diagnosis. The Initiative aims to stimulate drug development through the creation of a public-private partnership with 20 to 30 pharmaceutical and biotechnology companies to expedite cancer researchers’ access to investigational agents and approved drugs. This partnership is designed to permit researchers to obtain drugs and other technologies from a preapproved “formulary” list without having to negotiate with each company for individual research projects. We will monitor these developments but cannot currently assess how the Initiative may impact our business.
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
Under the EU regulatory system, we may submit applications for marketing authorizations either under a centralized, decentralized, or mutual recognition marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the EC on the basis of a positive opinion by the EMA. A centralized marketing authorization is valid for all EU Member States and three of the four EFTA States (Iceland, Liechtenstein and Norway). The decentralized procedure and the mutual recognition procedure apply between EU Member States. The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the competent authority of all EU member states in which the product is to be marketed. One national competent authority, selected by the applicant, assesses the application for marketing authorization. The competent authorities of the other EU Member States are subsequently required to grant marketing authorization for their territory on the basis of this assessment, except where grounds of potential serious risk to public health require this authorization to be refused. The mutual recognition procedure provides for mutual recognition of marketing authorizations delivered by the national competent authorities of EU Member

States by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU member state requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU member state for the same medicinal product.
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
The EU has had an established regulatory pathway for biosimilars since 2005 and has approved several biosimilar products. In addition, in February 2017 the EMA launched a pilot project with the aim of providing scientific advice to companies for the development of new biosimilar products.
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
Medicare is a U.S. federal government insurance program that covers individuals aged 65 years or older, as well as individuals of any age with certain disabilities, and individuals with End-Stage Renal Disease. The primary Medicare programs that may affect reimbursement for Soliris are Medicare Part B, which covers physician services and outpatient care, and Medicare Part D, which provides a voluntary outpatient prescription drug benefit. Medicare Part B provides limited coverage of certain outpatient drugs and biologicals that are reasonable and necessary for diagnosis or treatment of an illness or injury. Under Part B, reimbursement for most drugs is based on a fixed percentage above the applicable product’s average sales price (ASP). Manufacturers calculate ASP based on a statutory formula and must report ASP information to the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers Medicare and the Medicaid Drug Rebate Program, on a quarterly basis. The current reimbursement rate for drugs and biologicals in both the hospital outpatient department setting and the physician office setting is ASP + 6.0%, except that the hospital outpatient payment rate for products purchased by certain hospitals under the 340B drug pricing program is at ASP minus 22.5% effective January 1, 2018. The rate for the physician clinic setting is set by statute, but CMS has the authority to adjust the rate for the hospital outpatient setting on an annual basis. This reimbursement rate may decrease in the future. In both settings, the amount of reimbursement is updated quarterly based on the manufacturer’s submission of new ASP information.

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
Beginning April 1, 2013, the Budget Control Act of 2011, Pub. L. No. 112-25, as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240, required Medicare payments for all items and services, including drugs and biologicals, to be reduced by 2.0% under sequestration (i.e., automatic spending reductions). Subsequent legislation extended the 2.0% reduction, on average, to 2025. This 2.0% reduction in Medicare payments affects all Parts of the Medicare program and could impact sales of our products.
Medicaid is a government health insurance program for low-income children, families, pregnant women, and people with disabilities. It is jointly funded by the federal and state governments, and it is administered by individual states within parameters established by the federal government. Coverage and reimbursement for drugs and biologics thus varies by state. Drugs and biologics may be covered under the medical or pharmacy benefit. State Medicaid programs may impose utilization management controls, such as prior authorization, step therapy, or quantity limits on drugs and biologics. Medicaid also includes the Drug Rebate Program, under which we are required to pay a rebate to each state Medicaid program for quantities of our products that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our products under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug. As further described below under “U.S. Healthcare Reform and Other U.S. Healthcare Laws,” the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), made significant changes to the Medicaid Drug Rebate Program that could negatively impact our results of operations. Any failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. As described below under “U.S. Healthcare Reform and Other U.S. Healthcare Laws,” PPACA expanded the 340B program to include additional types of covered entities but exempts “orphan drugs”-those designated under section 526 of the FDCA, such as our products from the ceiling price requirements for these newly-eligible entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any changes to the definition of average manufacturer price and the Medicaid rebate amount also could affect our 340B ceiling price calculation for our products and could negatively impact our results of operations.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B pricing program.
Civil monetary penalties can be applied if we are found to have knowingly submitted any false price information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.
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
FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to purchase off FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the Big Four agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. We offer dual pricing on our FSS contract.
In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, now the Defense Health Agency, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs is listed on a Section 703 Agreement under which we have agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries by TRICARE network retail pharmacies. Companies are required to list their innovator products on Section 703 Agreements for those products to be eligible for DoD formulary inclusion. The formula for determining the rebate is established in the regulations and our Section 703 Agreement and is based on the difference between the annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).
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

•
The federal civil False Claims Act (FCA) imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented claims for payment of government funds that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of five thousand to eleven thousand dollars per false claim or statement (and ten thousand to twenty thousand dollars per false claim or statement for penalties assessed after August 1, 2016 for violations occurring after November 2, 2015). Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program.

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

•
The Health Insurance Portability and Accountability Act of 1996 (HIPAA), among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•
The majority of states also have statutes similar to the federal anti-kickback law and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

•
The federal Open Payments program requires manufacturers of products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, to track and report annually to the federal government (for disclosure to the public) certain payments and other transfers of value made to physicians and teaching hospitals. In addition, several U.S. states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, and/or make periodic public disclosures on sales, marketing, pricing, clinical trials, and other activities. Other state laws prohibit certain marketing-related activities including the provision of gifts, meals or other items to certain healthcare providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states and cities require identification or licensing of state representatives. Many of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
Sanctions under federal and state fraud and abuse laws may include significant criminal, civil, and administrative penalties, including damages, fines, imprisonment, and exclusion of a manufacturer’s products from reimbursement under government programs.
Federal and state authorities are continuing to devote significant attention and resources to enforcement of fraud and abuse laws within the pharmaceutical industry, and private individuals have been active in alleging violations of the law and bringing suits on behalf of the government under the FCA. For example, federal enforcement agencies recently have investigated certain pharmaceutical companies’ product and patient assistance programs, including manufacturer reimbursement support services, relationships with specialty pharmacies, and grants to independent charitable foundations. If we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. In December 2016, we received a subpoena from the U.S. Attorney’s Office (USAO) for the District of Massachusetts relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. Please see the discussion below in the “Risk Factors” section for additional details regarding this investigation. Similar investigations of other pharmaceutical companies have resulted in significant civil and criminal settlements. Efforts to ensure that our business arrangements continue to comply with applicable healthcare laws and regulations could be costly.

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
PPACA contains several provisions that have or could potentially impact our business. PPACA made significant changes to the Medicaid Drug Rebate Program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, PPACA increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100.0% of the average manufacturer price. In addition, PPACA and subsequent legislation changed the definition of average manufacturer price. Finally, PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $4,100.0 in 2017 ($2,800.0 in each ensuing year), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. Sales of “orphan drugs” are excluded from this fee. “Orphan drugs” are specifically defined for purposes of the fee. For each indication approved by the FDA for the drug, such indication must have been designated as orphan by the FDA under section 526 of the FDCA, an orphan drug tax credit under section 45C of the Internal Revenue Code of 1986 (Internal Revenue Code) must have been claimed with respect to such indication, and such tax credit must not have been disallowed by the Internal Revenue Service (IRS). Finally, the FDA must not have approved the drug for any indication other than an orphan indication for which a section 45C orphan drug tax credit was claimed (and not disallowed). In early 2016, CMS issued a final regulation to implement the changes to the Medicaid Drug Rebate Program under PPACA, which became effective on April 1, 2016. The issuance of the final regulation, as well as any other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program, has increased and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final rule.
Additional provisions of PPACA may negatively affect manufacturer’s revenues in the future. For example, as part of PPACA’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), manufacturers of branded prescription drugs are required to provide a 50.0% discount on branded prescription drugs dispensed to beneficiaries within this donut hole.
PPACA also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. PPACA expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by PPACA. PPACA exempts “orphan drugs” those designated under section 526 of the FDCA, such as our products from the ceiling price requirements for these newly-eligible entities.
Moreover, certain legislative changes to and regulatory changes under PPACA have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under PPACA remain possible.
Finally, numerous federal and state laws, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who prescribe and dispense our products and research institutions with whom we collaborate for our sponsored clinical trials are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations. Although we are not directly subject to HIPAA other than with respect to providing certain employee benefits, we could be potentially subject to criminal penalties if we, our affiliates, or our agents knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, and/or adverse publicity that negatively affect our business.
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
Recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the DOJ and the SEC, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA.  For information concerning the risks associated with the investigation, see our Risk Factor - "If we fail to comply with laws or regulations, we may be subject to investigations and civil or criminal penalties and our business could be adversely affected." Increasing regulatory scrutiny of the promotional activities of pharmaceutical companies also has been observed in a number of EU Member States.
Similar strict restrictions are imposed on the promotion and marketing of drug products in the EU, where a large portion of our non-U.S. business is conducted, and other territories. Laws in the EU, including in the individual EU Member States, require promotional materials and advertising for drug products to comply with the product’s Summary of Product Characteristics (SmPC), which is approved by the competent authorities. Promotion of a medicinal product which does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also considered to constitute off-label promotion and is prohibited in the EU. Laws in the EU, including in the individual EU Member States, also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.
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
Competition
Soliris is currently the only approved therapy for the treatment of PNH and aHUS, and the only approved complement inhibition therapy for the treatment of AChR antibody-positive gMG. We are in advanced clinical studies of Soliris for the treatment of other indications, and there are currently no competitors for the patient segments we target. Strensiq is currently the only product approved for the treatment of HPP and Kanuma is the only product approved for the treatment of LAL-D. Many pharmaceutical and biotech companies have publicly announced intention to establish or develop rare disease programs that may be competitive with ours. We also experience competition in drug development from universities and other research institutions, and pharmaceutical companies compete with us to attract universities and academic research institutions as drug development partners, including for licensing their proprietary technology. Some of these entities may have:

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
We compete with large pharmaceutical companies that produce and market synthetic compounds and with specialized biotechnology firms in the United States, Europe and in other countries and regions, as well as a growing number of large pharmaceutical companies that are developing biotechnology products. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. Other companies have initiated clinical studies for the treatment of PNH, aHUS, MG and NMOSD, and we are aware of companies that are planning to initiate studies for diseases we are also targeting. In the future, our products may also compete with biosimilars.
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
Employees
As of December 31, 2017, we had 2,525 full-time, world-wide employees, of which 832 were engaged in research, product development, manufacturing, and clinical development, 1,226 in sales and marketing, and 467 in administration, human resources, information technology and finance. Our U.S. employees are not represented by any collective bargaining unit, and we regard the relationships with all our employees as satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY
The executive officers of the Company and their respective ages and positions as of February 8, 2018 are as follows:

Name	Position with Alexion	Age
Ludwig Hantson, Ph.D.	Chief Executive Officer	55
Paul J. Clancy	Executive Vice President, Chief Financial Officer	56
Indrani Franchini, J.D.	Executive Vice President, Chief Compliance Officer	46
Brian Goff	Executive Vice President, Chief Commercial Officer	48
Anne-Marie Law	Executive Vice President, Chief Human Resources Officer	50
John Moriarty, J.D.	Executive Vice President, General Counsel	50
Julie O’Neill	Executive Vice President, Global Operations	51
John Orloff, M.D.	Executive Vice President, Head of Research and Development	60
Heidi L. Wagner, J.D.	Senior Vice President, Global Government Affairs	53

John Moriarty, Executive Vice President, General Counsel, and Heidi Wagner, Senior Vice President, Global Government Affairs, have chosen not to relocate to Alexion’s new headquarters in Boston, Massachusetts and will be leaving the Company in February of 2018. Effective February 12, 2018, Ellen Chiniara, J.D. will assume the role of Executive Vice President, General Counsel.

Ludwig N. Hantson, Ph.D., is Chief Executive Officer of Alexion. Dr. Hantson is an accomplished healthcare executive with more than 30 years of experience in the biopharmaceutical industry.
Prior to joining Alexion in March 2017, Dr. Hantson was President and Chief Executive Officer of Baxalta and also served on the company’s Board of Directors. He led Baxalta’s successful spin-off as a public company from Baxter in July 2015 where he was President of Baxter BioScience. Dr. Hantson joined Baxter in May 2010 and established the BioScience division as one of the most innovative specialty and rare disease companies by building a robust pipeline of 25 new product candidates, and launching 13 new products.
Dr. Hantson held several leadership roles during his decade-long tenure at Novartis from 2001-2010, including CEO of Pharma North America, CEO of Europe, and President of Pharma Canada. Prior to Novartis, he spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing, and research and development.
Dr. Hantson received his Ph.D. in motor rehabilitation and physical therapy, master’s degree in physical education, and a certification in high secondary education, all from the University of Louvain in Belgium.

Paul J. Clancy is Executive Vice President, Chief Financial Officer of Alexion. Mr. Clancy is responsible for global financial management, treasury, internal audit, corporate strategy, business development, investor relations, information technology, and security activities.
Prior to joining Alexion in July 2017, Mr. Clancy served as the Executive Vice President, Finance and Chief Financial Officer and a member of the Executive Committee of Biogen, where he led the financial performance of the company. Prior to joining Biogen, Mr. Clancy spent 13 years at PepsiCo, serving in a range of finance, strategy and general management positions. Mr. Clancy serves on the Board of Directors of the biopharmaceutical companies Agios Pharmaceuticals, Inc. and Incyte Corporation.
Mr. Clancy holds an MBA from Columbia University and a Bachelor of Science in Finance from Babson College.

Brian Goff is Executive Vice President, Chief Commercial Officer of Alexion. Mr. Goff leads commercial operations globally with responsibility for country operations in each of Alexion’s affiliates in North America, EMEA, Japan, Asia Pacific, and Latin America.
Mr. Goff is a proven global biopharmaceutical executive with a 25-year track record of consistently delivering sustainable growth through multiple business cycles. Prior to joining Alexion in June 2017, Mr. Goff was Chief Operating Officer and a Member of the Board of Directors of Neurovance from December 2016 until its acquisition by Otsuka Pharmaceuticals in March 2017. Prior to joining Neurovance, Mr. Goff served as Baxalta’s Executive Vice President & President — Hematology Division from January 2015 to July 2016. He previously served with Baxter Healthcare Corporation as Global Hemophilia Franchise Head from June 2012 to December 2014. Earlier in his career, Mr. Goff held positions of increasing responsibility in sales and marketing roles with Novartis Pharmaceuticals, and the pharmaceutical division of Johnson & Johnson.

Mr. Goff holds an MBA from Wharton at the University of Pennsylvania and a Bachelor of Arts in Economics from Skidmore College.

Indrani Franchini, J.D., is Executive Vice President, Chief Compliance Officer of Alexion. Ms. Franchini is responsible for leading Alexion’s global compliance program and co-leads the Global Corporate Compliance Committee.
Ms. Franchini has extensive experience developing and building the infrastructure and company-wide standards for global compliance programs. Prior to joining Alexion in June 2017, Ms. Franchini served as Chief Compliance Officer at Hess Corporation from July 2012 to June 2017. She previously spent nearly ten years with Pfizer overseeing all compliance elements for the development, marketing, and promotion of its global business. Earlier in her career, Ms. Franchini served as an attorney with Milbank, Tweed, Hadley & McCloy in the firm’s New York and Tokyo offices.
Ms. Franchini earned her J.D. from the University of Michigan Law School and a Bachelor of Arts from Princeton University. In addition, she spent a year as a Fulbright Fellow at the Kyushu University Graduate School in Fukuoka, Japan.

Anne-Marie Law is Executive Vice President, Chief Human Resources Officer of Alexion. She is responsible for Human Resources on a global basis, with the goal of continuing to build the organization capabilities to advance Alexion’s strategy.
Ms. Law brings more than 25 years of experience at global corporations to the organization. Prior to joining Alexion in June 2017, she served as Chief Human Resources Officer at Hyatt Hotels Corporation from October 2016 to May 2017, where she was responsible for building the strategy to support the company’s 100,000 employees worldwide, and designing talent systems to create world class leadership and customer connectivity capabilities. From January 2015 to July 2016, she served as Executive Vice President and Head of Human Resources for Baxalta Incorporated, and from April 2009 to December 2014 she held various senior human resources positions at McKesson Corporation, including the Specialty Health Division, VeriSign, and Xilinx, Inc.
Ms. Law is a graduate of Leicester University with a degree in Art History in the United Kingdom and the National College of Ireland, Dublin.

John B. Moriarty, J.D. is Executive Vice President and General Counsel. From December 2012 to September 2014, Mr. Moriarty served as Senior Vice President and General Counsel.
Prior to joining Alexon in December 2012, he served as General Counsel and Chief Legal Officer at Elan Corporation plc, an Irish public limited company traded on the New York and Irish Stock Exchanges, and also served as a member of Elan’s Executive Management team from March 2010 to December 2012. Prior to assuming the role of General Counsel, Mr. Moriarty served as Senior Vice President of Law, Litigation and Commercial Operations at Elan from December 2008 to December 2010. From 2002 to 2008, Mr. Moriarty held various positions with Amgen, Inc., including Executive Director and Associate General Counsel, Global Commercial Operations - Amgen Oncology and Senior Counsel, Complex Litigation, Products Liability and Government Investigations. Between 1994 and 2002, Mr. Moriarty served in various capacities in private practice focused on healthcare and as a healthcare fraud prosecutor in the U.S. Attorney’s Office and the Virginia Attorney General’s Office.
Mr. Moriarty received his Bachelor of Arts, with distinction, from the University of Virginia and his J.D., cum laude, from the University of Georgia School of Law.

Julie O’Neill, M.B.A.is Executive Vice President of Global Operations. From January 2014 to January 2015, Ms. O’Neill was Senior Vice President Global Manufacturing Operations and General Manager of Alexion Pharma International Trading.
Prior to joining Alexion in February 2014, Ms. O’Neill served in various leadership positions at Gilead Sciences from February 1997 to February 2014, including Vice President of Operations and General Manager of Ireland from 2011 to 2014. Prior to Gilead Sciences, Ms. O’Neill held leadership positions at Burnil Pharmacies and Helsinn Birex Pharmaceuticals. She is a member of the Boards of DBV Technologies, the National Institute for Bioprocessing Research & Training and the American Chamber of Commerce, Ireland.
Ms. O’Neill received a Bachelor of Science in Pharmacy from University of Dublin, Trinity College and a Masters of Business Administration from University College Dublin (Smurfit School of Business).

John Orloff, M.D., is Executive Vice President, Head of Research & Development of Alexion. Dr. Orloff is focused on strengthening Alexion’s clinical pipeline and research programs, enhancing research and development productivity, overseeing regulatory and medical affairs, and supporting business development. Dr. Orloff has 20 years of experience in the biopharmaceutical industry and deep expertise spanning various stages of clinical and non-clinical development, including developing medicines for rare diseases.
Prior to joining Alexion in June 2017, Dr. Orloff served as Executive Vice President, Head of Research & Development at Novelion from November 2016 to May 2017, where he currently sits on the Board of Directors. From July 2015 to July 2016, he served with Baxalta as Global Head of R&D and Chief Scientific Officer, where he advanced the company’s pipeline and oversaw regulatory approval of 10 unique products and two devices. He also held executive R&D roles with Baxter International from July 2014 to June 2015, Merck Serono from January 2014 to May 2014, Novartis from April 2003 to October 2013 and Merck Research Laboratories. Prior to joining the biopharmaceutical industry in 1997, Dr. Orloff was with the Yale School of Medicine for seven years.
Dr. Orloff received a Bachelor of Arts from Dartmouth College, and a M.D. from the University of Vermont College of Medicine. He completed his medical training at the University of Pittsburgh Medical Center and Yale University School of Medicine.

Heidi L. Wagner, J.D., is Senior Vice President, Global Governmental Affairs since September 2012. From September 2009 to September 2012, Ms. Wagner served as Vice President, Global Government Affairs.
Prior to joining Alexion in September 2009, Ms. Wagner was the Sr. Director of Governmental Affairs for Genentech, and also consulted for a variety of health plans, biopharmaceutical and other healthcare-related companies.
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
A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may reduce our profitability and adversely affect our financial condition. Certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories. In the U.S., the EU Member States, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for healthcare products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. See additional discussion below under the heading “Changes in healthcare law and implementing regulations, including those based on recently enacted legislation, as well as changes in healthcare policy and government initiatives that affect coverage and reimbursement of drug products may impact our business in ways that we cannot currently predict and these changes could adversely affect our business and financial condition”.
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, gMG or all indications. In 2017, Soliris was approved in the U.S., EU and Japan as a treatment for adult patients with gMG who are anti-acetylcholine receptor antibody-positive. The potential increase in the number of patients receiving Soliris may cause third-party payers to refuse or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS or gMG, or provide a lower level of coverage or reimbursement than anticipated or currently in effect.
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
Our commercial success depends on obtaining and maintaining reimbursement at anticipated levels for our products. It may be difficult to project the impact of evolving reimbursement mechanics on the willingness of payers to cover our products. If we are unable to obtain or maintain coverage, or coverage is reduced in one or more countries, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.
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
We rely on one to two facilities to manufacture each of our products. We are authorized to sell Soliris that is manufactured by Lonza and at ARIMF in the U.S., the EU, Japan and certain other territories. In September 2017, we announced our intention to close ARIMF. Manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility in some cases until such time as we have received the required regulatory approval for an additional facility, if ever, however in certain territories only a single manufacturing facility may be registered and we will continue to rely on a single manufacturing facility in such instances. We also depend entirely on one facility to manufacture Strensiq and on one facility for the purification of Kanuma for commercial sale. Regarding Kanuma, we rely on two animal facilities to produce the starting material, and a single manufacturing facility to manufacture the drug product.
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
Any difficulties or delays in our third party manufacturing, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for our products from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recalls that we initiated in 2013 and 2014 due to the presence of visible particles in a limited number of vials in specific lots. Even if we are able to find alternatives, they may ultimately be insufficient for our needs. No guarantee can be made that regulators will approve additional third party providers in a timely manner or at all, or that any third party providers will be able to perform services for sufficient product volumes for any country or territory. Further, due to the nature of the current market for third-party commercial manufacturing, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity for which it contracted. Penalty payments under these agreements typically decrease over the life of the agreement, and may be substantial initially and de minimis or non-existent in the final period. The payment of a substantial penalty could harm our financial condition.
It can take longer than five years to build and validate a new manufacturing facility and it can take longer than three years to qualify and validate a new contract manufacturer. We have completed the build-out of a fill-finish facility in Ireland to support global drug product manufacture or vial fill finish of Soliris and Alexion’s other clinical and commercial products. We cannot guarantee that this facility will receive all the necessary global regulatory approvals in a timely manner and we will continue to rely on appropriate third parties to supplement our fill finish operations until that time. We also completed construction of a new facility in Dublin, Ireland in the fourth quarter of 2015, which is comprised of laboratories, packaging and warehousing operations and we intend to make significant further investment in this facility for the manufacture of our products. We cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals, or that we will be able to perform the intended supply chain services at either of these facilities for commercial or clinical use.
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
We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU Member States, and MHLW. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or in the case of Kanuma, problems with animal operations, a regulatory agency may impose restrictions on that product, the manufacturing facility or us. For example, in March 2013, we received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at ARIMF. In October 2017, the FDA notified Alexion that the Warning Letter has been resolved. If we had failed to address the FDA’s concerns, the FDA or other regulatory authorities could have taken regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, withdrawal of FDA approval, and/or criminal prosecution.
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
 We are required to report any serious and unexpected adverse experiences and certain quality problems with our products to the FDA, the EMA, and other health agencies. Non-compliance with safety reporting requirements could result in regulatory action that may include civil action or criminal penalties. Regulatory agencies inspect our pharmacovigilance processes, including our adverse event reporting. If regulatory agencies determine that we or other parties whom we do not control, including clinical trial investigators, have not complied with the applicable reporting or other pharmacovigilance requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including monetary fines, marketing authorization withdrawal and other penalties.
As a condition of approval for marketing our products, governmental authorities may require us to conduct additional studies. In connection with the approval of Soliris in the U.S., EU and Japan, for the treatment of PNH, we agreed to establish a PNH Registry, monitor immunogenicity, monitor compliance with vaccination requirements, and determine the effects of anticoagulant withdrawal among PNH patients receiving eculizumab, and, specifically in Japan, we agreed to conduct a trial in a limited number of Japanese PNH patients to evaluate the safety of a meningococcal vaccine. In connection with the approval of Soliris in the U.S. for the treatment of aHUS, we agreed to establish an aHUS Registry and complete additional human clinical studies in adult and pediatric patients. Furthermore, in connection with the approval of Strensiq in the U.S., we agreed to conduct a prospective observational study in treated patients to assess the long-term safety of Strensiq therapy and to develop complementary assays. Similarly, in connection with the approval of Kanuma in the U.S., we have agreed to conduct a long-term observational study of treated patients, either as a standalone study or as a component of the existing LAL Registry. In the EU, in connection with the grant of authorization for Strensiq, we agreed to conduct a multicenter, randomized, open-label, Phase 2a study of Strensiq in patients with HPP and to extend the studies ENB-008-10 and ENB-009-10 to provide efficacy data in patients 13 to 18 years of age, which we have commenced.
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
Our products and our product candidates treat patients with rare diseases. We generally test our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. We do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH, aHUS and gMG in controlled clinical settings, and independent investigators are doing so as well. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
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
In addition to FDA and related regulatory requirements, we are subject to healthcare “fraud and abuse” laws, such as the FCA, the anti-kickback provisions of the federal Social Security Act, and other related federal and state laws and regulations. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind to induce, or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. A conviction for violation of the Anti-kickback Statute requires mandatory exclusion from participation in federal healthcare programs. The majority of states also have statutes similar to the federal Anti-Kickback Statute and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to scrutiny on a case-by-case basis. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. Pharmaceutical companies have been investigated and have reached substantial financial settlements with the Federal government under the FCA for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for uses that the FDA has not approved, or “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. We seek to comply with the FCA laws, but we cannot assure that our compliance program, policies and procedures will always protect Alexion from acts committed by its employees or third-party distributors or service providers. Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements is offered in the “Fraud and Abuse” section.
Violations of U.S. federal and state fraud and abuse laws may result in criminal, civil and administrative sanctions, including fines, damages, civil monetary penalties and exclusion from federal healthcare programs (including Medicare and Medicaid). Any action against us for violation of these laws, even if we successfully defend against it, could require the expenditure of significant resources and generate negative publicity, which could materially adversely affect our ability to operate our business and our financial results.
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
The EU and EU Member States impose similar strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the EU and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU. Violations of the rules governing the promotion of medicinal products in the EU and in other territories could be penalized by administrative measures, fines and imprisonment.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA, and in December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and

Alexion’s related compliance policies and training materials. We understand that the U.S. Attorney's Office is coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion's Brazilian operations. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations.
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, including by the ongoing investigations of our compliance with the FCPA, Medicare patient assistance rules, regulations in Brazil, and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Additionally, remediation of any such findings could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with these ongoing investigations, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
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
For human trials, patients must be recruited and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic diseases that we are studying. Many of our programs focus on diseases with small patient populations making patient enrollment difficult. Insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate or a study at any time due to unfavorable results or other reasons. We may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any. We may open clinical sites and enroll patients in countries where we have little experience. We rely on a small number of clinical research organizations to carry out our clinical trial related activities, and one CRO is responsible for many of our studies. We rely on such parties to accurately report their results. Our reliance on CROs may impact our ability to control the timing, conduct, expense and quality of our clinical trials.
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
Market exclusivity for our products is based upon patent rights and certain regulatory forms of exclusivity. The scope of our product patent rights vary from country to country and is dependent on the availability of meaningful legal remedies in each country. The failure to obtain patent and other intellectual property rights, or limitations on the use, or loss of such rights, could be material to our business. In some countries, patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents or we did not file patents in those markets. Also, the patent environment is unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, biosimilar or generic versions of the product can be approved and marketed. Even prior to the expiration of regulatory exclusivity, a competitor could seek to obtain marketing approval by submitting its own clinical trial data.
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
We have maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and on an annual basis beginning with the year ended December 31, 2008. Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take. We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we may not generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. We may not accurately forecast demand for our products, especially Strensiq and Kanuma and Soliris for the treatment of gMG. Strensiq and Kanuma are in the early stages of commercial launch having each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Soliris for the treatment of gMG was approved in 2017. Product demand is dependent on a number of factors. Our investors may have widely varying expectations that may be materially higher or lower than actual revenues and if our revenues are different from these expectations, our stock price may experience significant volatility. Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations and our results of operations could be adversely affected due to unfavorable foreign exchange rates. Although we use derivative instruments to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful.
We have significant debt service obligations as a result of the debt we incurred to finance the acquisition of Synageva. Changes in interest rates related to this debt could significantly increase our annual interest expense. As we advance our pipeline and continue to launch our second and third products and our third indication for Soliris worldwide, we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities worldwide, some of which could be delayed, scaled-back or eliminated to achieve our financial objectives.
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
Other than Soliris for the treatment of gMG, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product, our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
We operate in a highly competitive environment. Soliris is currently the only approved therapy for the treatment of PNH and aHUS, and is the only approved complement inhibition therapy for the treatment of AChR antibody-positive gMG. We are in advanced clinical studies of Soliris for the treatment of NMOD, and there are currently no approved drugs for this indication. Strensiq is currently the only product approved to treat HPP and Kanuma is the only product approved to treat LAL-D. In the future, Soliris may compete with new drugs currently in development, and Strensiq and Kanuma may also experience competition. Other companies have initiated clinical studies for the treatment of PNH, aHUS, MG and NMOSD, and we are aware of companies that are planning to initiate studies for diseases that we are also targeting. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
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
If we fail to achieve the expected financial and operating benefits of our corporate restructuring, our business and financial results may be harmed.
We have undertook broad corporate restructuring activities in 2017 to re-align our global organization with the Company's re-focused strategy, reduce costs, and realize operational efficiencies. These activities, including a work force reduction of more than 20.0% and plans to close certain operational sites, subject the Company to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations, which are reasonable in our judgment but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.

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
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In March 2017, our Board appointed a new CEO and we have experienced other recent management changes. In addition, in 2017, we announced a relocation of the Company’s global headquarters from New Haven, CT to Boston, MA in 2018 and we began a company-wide restructuring to re-align our global organization with the Company's re-focused strategy. We will need to fill open positions resulting from employees who do not relocate to Boston. The relocation and restructuring have the potential to adversely impact our ability to recruit and/or retain key employees as well as to disrupt our business operations, financial conditions, programs, plans and strategies.
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
The Credit Agreement (as defined below) requires us to comply with certain financial covenants on a quarterly basis and includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, and engage in certain investment, acquisition and disposition transactions. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement.
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
As of December 31, 2017, the net carrying value of our goodwill and other intangible assets totaled $8,991.8.  As required by generally accepted accounting principles, we periodically assess these assets to determine if there are indicators of impairment. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
As part of our standard quarterly procedures, we reviewed the Kanuma asset as of December 31, 2017 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of December 31, 2017 is $3,512.8.
Our business could be affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, in December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients,

Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. Further, securities fraud class action litigation has been filed against the Company, and certain current and former executives and Board members, and we could also become subject to legal proceedings and government investigations relating to matters addressed in the Audit Committee Investigation. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions can be expensive and time consuming. An adverse outcome could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.
The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities.  Although we believe our estimates are reasonable, the ultimate outcome with respect to the taxes we owe may differ from the amounts recorded in our financial statements. If the IRS, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending.
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
In addition, certain governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate and harm our financial position and results of operations over the next several years.
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
Certain legislative changes to and regulatory changes under PPACA have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under PPACA remain possible.
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
We participate in and have certain price reporting obligations to the Medicaid Drug Rebate Program and we have obligations to report the average sales price under the Medicare program. Under the Medicaid Drug Rebate Program, we are required to pay a rebate to each state Medicaid program for quantities of our products that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our products under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug. Any failure to comply with these price reporting and rebate payment obligations could negatively impact our financial results.
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. PPACA expanded the 340B program to include additional types of covered entities but exempts “orphan drugs”-those designated under section 526 of the FDCA, such as our products-from the ceiling price requirements for these newly-eligible entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any changes to the definition of average manufacturer price and the Medicaid rebate amount also could affect our 340B ceiling price calculation for our products and could negatively impact our results of operations.
PPACA obligates the Secretary of the Health and Human Services (HHS) to update the agreement that manufacturers must sign to participate in the 340B pricing program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (HRSA) recently updated the agreement with participating manufacturers. PPACA also obligates the Secretary of HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B pricing program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B pricing program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B pricing program.
We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, civil monetary penalties can be applied if we are found to have knowingly submitted any false pricing information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, or if we fail to submit the required pricing data on a timely basis. Such conduct also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

Federal law requires that a company must participate in the VA FSS pricing program to be eligible to have its products paid for with federal funds. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage.
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA.
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU Member States and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EC adopted the EU Data Protection Directive, as implemented into national laws by the EU Member States, which imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU Member States have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the EU Data Protection Directive and related national laws of EU Member States could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
In May 2016, the EU formally adopted the General Data Protection Regulation, which will apply in all EU Member States on May 25, 2018 and will replace the current EU Data Protection Directive on that date. The regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
Security breaches, cyber-attacks, or other disruptions could expose us to liability and affect our business and reputation.
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. However, despite these measures, and due to the ever changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents would result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.
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
 Our corporate charter and by-law provisions may discourage certain types of transactions involving an actual or potential change of control that might be beneficial to us or our stockholders. Our bylaws provide that special meetings of our stockholders may be called only by the Chairman of the Board of Directors, the President, the Secretary, or a majority of the Board of Directors, or upon the written request of stockholders who together own of record 25.0% of the outstanding stock of all classes entitled to vote at such meeting. Our bylaws also specify that the authorized number of directors may be changed only by resolution of the Board of Directors. Our charter does not include a provision for cumulative voting for directors, which may have enabled a minority stockholder holding a sufficient percentage of a class of shares to elect one or more directors. Under our charter, our Board of directors has the authority, without further action by stockholders, to designate up to 5 shares of preferred stock in one or more series. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.
Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We are subject to the provisions of Section 203 of the Delaware General Laws, which prohibits a person who owns in excess of 15.0% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15.0% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 1B.	UNRESOLVED STAFF COMMENTS.
None.

Item 2.	PROPERTIES.
We conduct our primary operations at the owned and leased facilities described below.

Location	Operations Conducted	Approximate Square Feet	Lease Expiration Dates
New Haven, Connecticut	Corporate headquarters and executive, sales, research and development offices	514,000	2030
Dublin, Ireland	Global supply chain, distribution, and administration offices	160,000	Owned
Athlone, Ireland	Commercial, research and development manufacturing	80,000	Owned
Bogart, Georgia	Commercial, research and development manufacturing	70,000	Owned
Zurich, Switzerland	Regional executive and sales offices	69,000	2025

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
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space that is currently being constructed in Boston, Massachusetts which will be the Company’s new corporate headquarters once completed. The term of the lease will commence upon the landlord's substantial completion of our premises and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Construction is expected to be completed in the second quarter of 2018. We are currently leasing temporary office space in Boston until our new corporate headquarters is complete.
In September 2017, we announced our intention to close ARIMF. During the fourth quarter 2017, we began to actively market the facility to potential buyers. We do not expect the closing of the ARIMF facility to impact our clinical or commercial supply of inventory.

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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and

May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017.  Defendants’ motion to dismiss is now fully briefed and pending before the court. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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

In June 2017, we received a demand to inspect certain Company books and records pursuant to Section 220 of the General Corporation Law of the State of Delaware on behalf of a purported stockholder. Among other things, the demand sought to determine whether to institute a derivative lawsuit against certain of the Company’s directors and officers in relation to the investigation by our Audit and Finance Committee announced in November 2016 and the investigations instituted by the SEC, DOJ, U.S. Attorney’s Office for the District of Massachusetts, and Brazilian law enforcement officials that are described above. The Company has responded to the demand. Given the early stages of this matter, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
On September 22, 2017, a shareholder filed a derivative suit on behalf of the Company, in the U.S. District Court for the District of Delaware against eighteen current and former employees and members of the Board of Directors, naming the Company as a nominal defendant.  The complaint, which asserts federal and state law claims, alleges that between January 30, 2014 and September 22, 2017 defendants made misrepresentations and omissions about Soliris-including alleged misrepresentations regarding sales practices, management changes, and related investigations-in violation of federal securities law and in breach of their fiduciary duties to the Company.  The litigation is in the early stages, and defendants have not yet responded to the complaint.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that Alexion had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any potential impact to Soliris revenues in Canada relating to any potential future price reduction.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is quoted on The Nasdaq Stock Market, LLC under the symbol “ALXN.” The following table sets forth the range of high and low sales prices for our common stock on The Nasdaq Stock Market, LLC for the periods indicated since January 1, 2016.

Fiscal 2016	High	Low
First Quarter
(January 1, 2016 to March 31, 2016)	$187.59	$124.16
Second Quarter
(April 1, 2016 to June 30, 2016)	$162.00	$110.56
Third Quarter
(July 1, 2016 to September 30, 2016)	$138.40	$115.84
Fourth Quarter
(October 1, 2016 to December 31, 2016)	$145.42	$109.12
Fiscal 2017	High	Low
First Quarter
(January 1, 2017 to March 31, 2017)	$145.00	$115.58
Second Quarter
(April 1, 2017 to June 30, 2017)	$133.67	$96.18
Third Quarter
(July 1, 2017 to September 30, 2017)	$149.34	$117.17
Fourth Quarter
(October 1, 2017 to December 31, 2017)	$144.91	$105.01

As of January 31, 2018, we had approximately 103 stockholders of record of our common stock and an estimated 165,638 beneficial owners. The closing sale price of our common stock on January 31, 2018 was $119.32 per share.
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
ISSUER PURCHASES OF EQUITY SECURITIES (amounts in millions except per share amounts)

The following table summarizes our common stock repurchase activity during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1-31, 2017	—	$—	—	701.5
November 1-30, 2017	—	—	—	701.5
December 1-31, 2017	1.5	113.85	1.5	536.4
Total	1.5	$113.85	1.5
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. In February 2017, our Board of Directors increased the authorization of shares up to $1,000 for future purchases under the repurchase program, which superseded all prior repurchase programs. As of February 8, 2018, there is a total of $451.4 remaining for repurchases under the repurchase program.

EQUITY COMPENSATION PLAN INFORMATION (amounts in millions except per share amounts)

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options (1)	Weighted- average exercise price of outstanding options	Weighted- average term to expiration of options outstanding (years)	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by stockholders	5.3	$124.71	5.30	19.5
Equity compensation plans not approved by stockholders	—	$—	—	—

(1)
Reflects number of shares of common stock to be issued upon exercise of outstanding options under all our equity compensation plans, including our 2017 Incentive Plan. Does not include 3.6 restricted shares outstanding that were issued under the 2017 Incentive plan and the previous Amended and Restated 2004 Incentive Plan.

(2)	Of these shares, 18.7 remain available for future issuance under the 2017 Incentive Plan and 0.8 remain available under the 2015 Employee Stock Purchase Plan.
The outstanding options and restricted shares are not transferable for consideration and do not have dividend equivalent rights attached.

THE COMPANY’S STOCK PERFORMANCE
The following graph compares cumulative total return of the Company’s Common Stock with the cumulative total return of (i) the Nasdaq Stock Market-United States, and (ii) the Nasdaq Biotechnology Index. The graph assumes (a) $100 was invested on December 31, 2012 in each of the Company’s Common Stock, the stocks comprising the Nasdaq Stock Market-United States and the stocks comprising the Nasdaq Biotechnology Index, and (b) the reinvestment of dividends. The comparisons shown in the graph are based on historical data and the stock price performance shown in the graph is not necessarily indicative of, or intended to forecast, future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alexion Pharmaceuticals, Inc., the NASDAQ Composite Index
and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
Alexion Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

CUMULATIVE TOTAL RETURN

	12/12	12/13	12/14	12/15	12/16	12/17
Alexion Pharmaceuticals, Inc.	100.00	141.76	197.39	203.49	130.52	127.58
Nasdaq Composite	100.00	141.63	162.09	173.33	187.19	242.29
Nasdaq Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

Item 6.	SELECTED FINANCIAL DATA.
(amounts in millions, except per share amounts)

The following selected financial data is derived from, and should be read in conjunction with, the financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:
	Year Ended December 31,
	2017	2016	2015	2014	2013
Net product sales (1)	$3,549.5	$3,081.7	$2,602.5	$2,233.7	$1,551.3
Other revenue	1.6	2.4	1.5	—	—
Total revenues	3,551.1	3,084.1	2,604.0	2,233.7	1,551.3
Cost of sales:
Cost of sales (2)	454.2	258.3	233.1	173.9	168.4
Change in contingent liability from intellectual property settlements		—	—	—	9.2
Total cost of sales	454.2	258.3	233.1	173.9	177.6
Operating expenses:
Research and development	878.4	757.2	709.5	513.8	317.1
Selling, general and administrative	1,094.4	953.0	862.6	630.2	489.7
Amortization of purchased intangible assets (3)	320.1	322.2	116.6	—	0.4
Change in fair value of contingent consideration	41.0	35.7	64.2	20.3	4.0
Acquisition-related costs	—	2.3	39.2	—	1.0
Restructuring expenses (2)	104.6	3.0	42.1	15.3	—
Impairment of intangible assets	31.0	85.0	—	11.5	33.5
Total operating expenses	2,469.5	2,158.4	1,834.2	1,191.1	845.7
Operating income	627.4	667.4	536.7	868.7	528.0
Other income (expense)	(79.6)	(91.2)	(38.6)	3.4	(1.7)
Income before income taxes	547.8	576.2	498.1	872.1	526.3
Income tax expense (4) (5) (6) (7)	104.5	176.8	353.7	215.2	273.4
Net income	$443.3	$399.4	$144.4	$656.9	$252.9
Earnings per common share
Basic	$1.98	$1.78	$0.68	$3.32	$1.29
Diluted	$1.97	$1.76	$0.67	$3.26	$1.27
Shares used in computing earnings per common share
Basic	223.9	224.3	213.4	198.1	195.5
Diluted	225.4	226.3	215.9	201.6	199.7

Consolidated Balance Sheet Data:
	As of December 31,
	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities	$1,474.1	$1,293.4	$1,385.0	$1,961.6	$1,514.9
Total assets (8)	13,583.3	13,253.3	13,097.9	4,202.0	3,317.7
Long-term debt (current and noncurrent) (9)	2,888.1	3,055.1	3,420.9	57.5	113.0
Contingent consideration (current and noncurrent)	168.9	152.9	177.2	163.0	142.7
Facility lease obligation (current and noncurrent)	353.3	243.4	151.3	107.1	32.2
Total stockholders’ equity (10)	8,893.1	8,693.8	8,258.6	3,302.0	2,382.1
In addition to the following notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes and previously filed Annual Reports on Form 10-K for further information regarding our consolidated results of operations and financial position for periods reported therein.

(1) In March 2014, we entered into an agreement with the French government which positively impacted prospective reimbursement of Soliris and also provided for reimbursement for shipments made in years prior to January 1, 2014. As a result of the agreement, in 2014 we recognized $87.8 of net product sales from Soliris in France relating to years prior to January 1, 2014.
(2) In 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. As a result of this re-alignment, in 2017, we recorded additional asset related charges of $152.1 associated with the planned closure of the ARIMF facility to cost of sales. These charges primarily relate to accelerated depreciation and the impairment of manufacturing assets. Additionally, the re-alignment in 2017 resulted in restructuring expenses of $104.6, primarily related to employee separation costs.
(3) In the third quarter 2015, we received regulatory approval for Strensiq and Kanuma. As a result, we began amortizing intangible assets associated with Strensiq and Kanuma.
(4) In 2017, we recognized tax expense of $45.8 as a result of the Tax Cuts and Jobs Act. Certain impacts of the Tax Act have been recorded on a provisional basis. See Note 11, “Income Taxes” for additional information.
(5) In 2016, we recognized deferred tax expense of $119.3 associated with the distribution of earnings from our captive foreign partnership.
(6) In connection with the integration of the Synageva business with and into the Alexion business, we incurred a one-time tax expense of $315.6 in the third quarter 2015. This tax expense is attributable to the change in our deferred tax liability for the outside basis difference resulting from the movement of assets into our captive foreign partnership.
(7) In 2013, we recognized tax expense of approximately $95.8 resulting from the centralization of our global supply chain and technical operations in Ireland.
(8) In connection with the acquisition of Synageva, we acquired $4,236.0 of intangible assets and $4,783.4 of goodwill.
(9) In connection with the acquisition of Synageva, we borrowed $3,500.0 under our term loan under a new credit facility.
(10) In connection with the acquisition of Synageva, we issued $4,917.8 of common stock to former Synageva stockholders.

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
Recent Developments
In the first half of 2017, we announced the following key additions to our executive leadership team.

•	Ludwig N. Hantson, Ph.D., Chief Executive

Officer

•	Paul Clancy, Chief Financial Officer

•	Indrani Franchini, J.D., Chief Compliance
Officer

•	Brian Goff, Chief Commercial Officer

•	Anne-Marie Law, Chief Human Resource
Officer

•	John Orloff, M.D., Head of Research &
Development
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20.0% over the next twelve months. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including the Company's Rhode Island manufacturing facility (ARIMF) and certain regional and country-based offices.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. In October 2017, Alexion received a notification from the FDA that the Warning Letter had been resolved. As previously announced, we plan to close ARIMF to align our manufacturing facilities with our ongoing multi-product network manufacturing strategy, which utilizes manufacturing operations in the U.S. and Ireland, and manufacturing capacity through manufacturing partners.
In October 2017, the FDA approved Soliris as a treatment for adult patients with generalized myasthenia gravis (gMG) who are anti-acetylcholine receptor (AchR) antibody-positive. Additionally, in August 2017, the European Commission (EC) approved the extension of the indication for Soliris to include the treatment of refractory gMG in adults who are AchR antibody-positive.
In December 2017, the Ministry of Health, Labour and Welfare (MHLW) in Japan approved Soliris as a treatment for patients with gMG who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis.
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
Revenue Recognition
Net Product Sales
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Depending on these criteria, revenue is usually recorded upon receipt of the product by our customers. Our customers are primarily comprised of distributors, pharmacies, hospitals, hospital buying groups, and other healthcare providers. In some cases, we may also sell to governments and government agencies.

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
Historically, we deferred revenue recognition for sales to certain international customers, mainly distributors, until the product was received by the end customer due to various factors, including our inability to estimate product returns. On a regular basis, we review revenue arrangements, including our distributor relationships, to determine whether any changes in these arrangements or historical experience with these customers have an impact on revenue recognition. In the first quarter 2017, we determined that we had sufficient sales experience with certain customers to estimate product returns from such customers. We accounted for this prospectively as a change in estimate and began to recognize revenue for these customers when title to the product and the associated risk of loss passed to the customer. Some customers purchase larger quantities of product less frequently, which may result in revenue fluctuations from quarter to quarter. We do not believe these buying patterns increase the risk of product returns or our ability to estimate such returns.
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
We have provided balances and activity in the rebates payable account for the years ended December 31, 2017, 2016 and 2015 as follows:

Rebates Payable
Balance at December 31, 2014	$36.8
Current provisions relating to sales in current year	89.3
Adjustments relating to prior years	(1.8)
Payments/credits relating to sales in current year	(42.8)
Payments/credits relating to sales in prior years	(25.9)
Balance at December 31, 2015	$55.6
Current provisions relating to sales in current year	114.6
Adjustments relating to prior years	(1.7)
Payments/credits relating to sales in current year	(50.3)
Payments/credits relating to sales in prior years	(48.7)
Balance at December 31, 2016	$69.5
Current provisions relating to sales in current year	193.8
Adjustments relating to prior years	(4.5)
Payments/credits relating to sales in current year	(97.4)
Payments/credits relating to sales in prior years	(62.3)
Balance at December 31, 2017	$99.1
Current provisions relating to sales in the current year increased by $79.2 in 2017 compared to 2016 and $25.3 in 2016 compared to 2015. These increases were primarily due to increased unit volumes in the U.S. and Europe which were subject to rebates. The increase in 2017 was also attributable to increases in rebate rates in certain geographical regions and on certain product sales as compared to the prior year.
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
Products that have been approved by the FDA or other regulatory authorities are also used in clinical programs to assess the safety and efficacy of the products for usage in diseases that have not been approved by the FDA or other regulatory authorities. The form of product utilized for both commercial and clinical programs is identical and, as a result, the inventory has an “alternative future use” as defined in authoritative guidance. Raw materials and purchased drug product associated with clinical development programs are included in inventory and charged to research and development expense when the product enters the research and development process and no longer can be used for commercial purposes and, therefore, does not have an “alternative future use”.
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

Share-Based Compensation
We have two share-based compensation plans pursuant to which awards are currently being made: (i) the 2017 Incentive Plan (2017 Plan) and (ii) the 2015 Employee Stock Purchase Plan (ESPP). The 2017 Plan replaced the Amended & Restated 2004 Incentive Plan, effective May 10, 2017. Under the 2017 Plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. Under the ESPP, eligible employees can purchase shares of common stock at a discount semi-annually through payroll deductions. To date, share-based compensation issued under the plans consists of incentive and non-qualified stock options, restricted stock and restricted stock units, including restricted stock units with market and non-market performance conditions, and shares issued under our ESPP.
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
On December 22, 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted into law. The Tax Act decreased the U.S. statutory corporate tax rate for years beginning after December 31, 2017, and included other domestic and international tax provisions that affect the measurement of our deferred tax assets and liabilities. As a result, we revalued our deferred tax assets and liabilities as of December 31, 2017 and recorded a deferred tax benefit of $292.4. Other impacts of the Tax Act have been recorded on a provisional basis, see Note 11, “Income Taxes” for additional information.
If our estimate of the tax effect of reversing temporary differences is not reflective of actual outcomes, is modified to reflect new developments or interpretations of the tax law, revised to incorporate new accounting principles, or changes in the expected timing or manner of the reversal our results of operations could be materially impacted.

We follow the authoritative guidance regarding accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These unrecognized tax benefits relate primarily to issues common among multinational corporations in our industry. We apply a variety of methodologies in making these estimates which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as our own industry experience. We provide estimates for unrecognized tax benefits which may be subject to material adjustments until matters are resolved with taxing authorities or statutes expire. If our estimates are not representative of actual outcomes, our results of operations could be materially impacted.
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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We will adopt the new standard in the first quarter 2018 using the modified retrospective method. We have reviewed the new standard and have not identified any accounting changes that will materially impact the recognition of our net product sales. We have also completed our review and analysis of customer contracts and determined that the impact of adopting the new standard in the first quarter 2018 will not be material to our financial position and results of operations. We are implementing changes to our accounting policies, internal controls and disclosures to support the new standard; however, these changes will not be significant.
In January 2016, the FASB issued a new standard that changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. We have elected to measure equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment, which will be recognized in net income. This standard is effective for interim and annual periods beginning after December 15, 2017. The guidance related to equity investments without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of this standard may increase volatility in our net income as changes in observable prices of equity investments without readily determinable fair values will be recorded in net income and could have a material impact on our consolidated financial statements and related disclosures.
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
In October 2016, the FASB issued a new income tax standard that eliminates the exception for an intra-entity asset transfer other than inventory. Under the new standard, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. We elected to early adopt this standard in the first quarter 2017. As a result of the adoption, in the first quarter of 2017, we recorded an $18.8 decrease in retained earnings, primarily resulting from the elimination of previously recorded prepaid tax assets.
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

	Year Ended December 31,
	2017	2016	2015
Net product sales	$3,549.5	$3,081.7	$2,602.5
Other revenue	1.6	2.4	1.5
Total revenues	3,551.1	3,084.1	2,604.0
Cost of sales	454.2	258.3	233.1
Operating expenses:
Research and development	878.4	757.2	709.5
Selling, general and administrative	1,094.4	953.0	862.6
Amortization of purchased intangible assets	320.1	322.2	116.6
Change in fair value of contingent consideration	41.0	35.7	64.2
Acquisition-related costs	—	2.3	39.2
Restructuring expenses	104.6	3.0	42.1
Impairment of intangible assets	31.0	85.0	—
Total operating expenses	2,469.5	2,158.4	1,834.2
Operating income	627.4	667.4	536.7
Other expense	(79.6)	(91.2)	(38.6)
Income before income taxes	547.8	576.2	498.1
Income tax expense	104.5	176.8	353.7
Net income	$443.3	$399.4	$144.4
Earnings per common share:
Basic	$1.98	$1.78	$0.68
Diluted	$1.97	$1.76	$0.67

Comparison of the Years Ended December 31, 2017, 2016, and 2015
Net Product Sales
Net product sales by product and significant geographic region are as follows:

	Year Ended December 31,			% Change
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Soliris
United States	$1,235.0	$1,058.5	$943.6	16.7%	12.2%
Europe	985.2	939.7	838.3	4.8%	12.1%
Asia Pacific	328.1	303.8	274.0	8.0%	10.9%
Rest of World	595.8	541.2	534.3	10.1%	1.3%
	$3,144.1	2,843.2	2,590.2	10.6%	9.8%

Strensiq
United States	$280.1	$177.5	$7.7	57.8%	**
Europe	35.6	15.3	1.7	132.7%	**
Asia Pacific	18.6	13.0	2.4	43.1%	**
Rest of World	5.5	3.6	0.1	52.8%	**
	339.8	209.4	11.9	62.3%	**

Kanuma
United States	$42.4	$20.4	$—	107.8%	N/A
Europe	14.6	6.3	0.4	131.7%	**
Asia Pacific	2.7	1.3	—	107.7%	N/A
Rest of World	5.9	1.1	—	**	N/A
	$65.6	29.1	0.4	125.4%	**

Total Net Product Sales	$3,549.5	$3,081.7	$2,602.5	15.2%	18.4%
** Percentages not meaningful

Net Product Sales (consolidated)

United States	Asia Pacific
Europe	Rest of World

Soliris net product sales

United States	Asia Pacific
Europe	Rest of World

Strensiq net product sales

United States	Asia Pacific
Europe	Rest of World

Kanuma net product sales

United States	Asia Pacific
Europe	Rest of World

The components of this increase in net product sales for December 31, 2017 as compared to 2016 are as follows:

The increase in net product sales for fiscal year 2017, as compared to the same period in 2016, was primarily due to an increase in unit volumes of 16.8%. This increase in unit volumes is due to increased global demand for Soliris therapy for patients with PNH or aHUS, as well as increased sales of Strensiq and Kanuma during 2017 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
The components of this increase in revenues for the year ended December 31, 2016 as compared to the same period in 2015 are as follows:

The increase in net product sales for fiscal year 2016 as compared to the same period in 2015 was primarily due to an increase in unit volumes of 21.8% due to increased demand globally for Soliris therapy for patients with PNH or aHUS and sales of Strensiq and Kanuma during 2016.
The positive impact of volume on net product sales was offset by the negative impact on foreign exchange of 2.9%, for the year ended December 31, 2016, as compared to the same period in 2015. The negative impact on foreign exchange of $74.2, or 2.9%, was due to changes in foreign currency exchange rates (inclusive of hedging activity) versus the U.S. dollar for the year ended December 31, 2015. The negative impact was primarily due to the weakening of the Euro, Japanese Yen, Russian Ruble, and the British Pound. We recorded a gain in revenue of $73.0 and $117.9 related to our foreign currency cash flow hedging program, for the years ended December 31, 2016 and 2015, respectively.

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
The following table summarizes cost of sales for the years ended December 31, 2017, 2016 and 2015:

The increase in cost of sales for the year ended December 31, 2017, as compared to the same periods in 2016, was primarily due to additional asset related charges of $152.1 associated with the planned closure of the ARIMF facility that was announced in the third quarter of 2017 as part of the restructuring. These charges primarily relate to accelerated depreciation and the impairment of manufacturing assets.
In the first quarter 2015, we recorded an expense of $24.4 associated with a portion of a single manufacturing campaign at a third party manufacturer for Strensiq. The cost was comprised of raw materials, internal overhead and external production costs.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were

8.5%, 8.4% and 8.0% for the years ended December 31, 2017, 2016 and 2015, respectively.
We expect our cost of sales to decrease as a percentage of sales in 2018 as compared to 2017 due to the impact of the restructuring related additional asset charges in 2017.

Research and Development Expense
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
Direct expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with strategic licensing agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab, ALXN1210 and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our products and other product candidates. Licensing agreement costs include upfront and milestone payments made in connection with strategic licensing arrangements we have entered into with third parties. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
Other R&D expenses consist of costs to compensate personnel, to maintain our facilities and equipment, and other occupancy costs associated with our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following graph provides information regarding research and development expenses:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Licensing agreements	Facilities and Other

During the year ended December 31, 2017, we incurred R&D expenses of $878.4, an increase of $121.2, or 16.0%, versus the $757.2 incurred during the year ended December 31, 2016. The increase was primarily related to the following:

•	Increase of $23.0 in direct clinical development expenses relates primarily to the expansion of studies for ALXN1210.

•	Increase of $37.2 in direct product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 and ALXN6000 clinical research activities.

•	Increase of $39.9 in licensing agreement expenses related to upfront payments made in the fourth quarter of 2017 related to a collaboration and license agreement with Halozyme Therapeutics, Inc.

•	Increase of $16.9 in payroll and benefits related primarily to increased bonus performance and stock compensation expense.

•	Increase of $17.4 in facilities and other expenses related primarily to accelerated depreciation on assets that support R&D activities associated with the 2017 restructuring activities.
During the year ended December 31, 2016, we incurred research and development expenses of $757.2, an increase of $47.7, or 6.7%, versus the $709.5 incurred during the year ended December 31, 2015. The increase was primarily related to the following:

•	Increase of $52.6 in direct clinical development expenses related primarily to an expansion of studies for ALXN1210, sebelipase alfa, and eculizumab.

•
Increase of $47.8 in direct product development expenses related primarily to an increase in costs associated with the manufacturing of material for increased clinical research activities and clinical studies.

•	Increase of $9.8 in discovery research expenses primarily related to increases in external research expenses associated with our collaboration agreements.

•
Increase of $55.7 in payroll and benefit expense primarily related to the additional headcount acquired as part of the Synageva acquisition on June 22, 2015 and the continued global expansion of staff supporting our increasing number of clinical and development programs.

•	Decrease of $120.2 in licensing agreement expenses related to upfront payments made in the first quarter 2015.

The following graph summarizes expenses related to our clinical development programs. Please refer to Item 1, “Business”, for a description of each of these programs:

2017	2016	2015

The following graph summarizes accumulated direct expenses related to our clinical development programs. Please refer to Item 1, “Business”, for a description of each of these programs:

(a) From 1992 through 2006, substantially all research and development expenses were related to two products, eculizumab and pexelizumab. We obtained approval in the U.S. for eculizumab for PNH in 2007 and for aHUS in 2010, and we ceased development of pexelizumab in 2006.
(b) Unallocated costs shared across various development programs.

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
We expect our research and development expenses to decrease as a percentage of sales in 2018 as compared to 2017. For additional information on our development programs, please refer to “Product and Development Programs” in Item I “Business” of this Annual Report on Form 10-K.
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
The table below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense

During the year ended December 31, 2017, we incurred selling, general and administrative expenses of $1,094.4, an increase of $141.4, or 14.8%, versus the $953.0 incurred during the year ended December 31, 2016. The increase was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $81.5, primarily related to increase of commercial activities to support the continued global launches of Strensiq and Kanuma and the launch of Soliris for gMG. Employee related costs associated with executive leadership changes and incentive compensation also increased.

•
Increase in external selling, general and administrative expenses of $59.9. The increase was primarily due to an increase in charitable contributions and additional professional services, offset in part by decreases in advertising and promotional cost as compared to 2016. The increase was also due to asset impairment charges that were recorded in 2017 related to restructuring activities.

During the year ended December 31, 2016, we incurred selling, general and administrative expenses of $953.0, an increase of $90.4, or 10.5%, versus the $862.6 incurred during the year ended December 31, 2015. The increase was primarily related to the following:

•	Increase in external selling, general and administrative expenses of $83.9. The increase was primarily due to an increase in legal expenses from investigations overseen by the Audit and Finance Committee relating to the SEC and DOJ investigations as well as the Audit Committee Investigation that occurred in the fourth quarter 2016. The increase was also attributable to additional facilities costs as a result of continuing growth of operations worldwide.
We expect our selling, general and administrative expenses to decrease as a percentage of sales in 2018 as compared to 2017.
Amortization of Purchased Intangible Assets
Amortization expense associated with purchased intangible assets was $320.1, $322.2 and $116.6 for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense is primarily associated with intangible assets related to Strensiq and Kanuma. In the third quarter 2015, we received regulatory approval for Strensiq and Kanuma.
Change in Fair Value of Contingent Consideration
For the years ended December 31, 2017, 2016 and 2015, the change in fair value of contingent consideration expense associated with our prior business combinations was $41.0, $35.7 and $64.2, respectively. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments. For the year ended December 31, 2017, changes in the fair value of contingent consideration expense primarily reflect changes in the expected timing of payments of contingent consideration, as well as the interest component of contingent consideration related to the passage of time.
Acquisition-related Costs
For the years ended December 31, 2017, 2016 and 2015, acquisition-related costs associated with our business combinations included the following:

Transaction Costs	Integration Costs

Acquisition-related costs for the years ended December 31, 2016 and 2015 resulted from the acquisition of Synageva in 2015.
Restructuring Expenses
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20.0%. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including ARIMF and certain regional and country-based offices.
For the year ended December 31, 2017, we recorded restructuring expenses of $104.6. We expect to pay substantially all accrued amounts related to the 2017 restructuring activities by the end of 2018. We currently estimate incurring additional restructuring and related expenses of approximately $30.0 to $70.0 in 2018 related to the 2017 restructuring activities, primarily related to other costs. As we continue to execute our strategic business plan and global footprint, we may incur restructuring expenses in 2018 that are materially different from our current estimate.
In connection with the previous relocation of our corporate headquarters to New Haven, Connecticut, we entered into a lease termination agreement in December 2015 for the previous corporate headquarters located in Cheshire, Connecticut. We recorded contract termination fees of $11.2 in restructuring expense in the fourth quarter of 2015.
In conjunction with the acquisition and integration of Synageva, we recorded restructuring expense of $13.3, primarily related to employee costs, during 2015. Synageva restructuring charges were not material for the year ended December 31, 2016.

In the fourth quarter of 2014, we announced plans to relocate our European headquarters from Lausanne, Switzerland to Zurich, Switzerland. The relocation of our European headquarters supports our operational needs based on growth in the European region. During the years ended December 31, 2016 and 2015, we incurred restructuring costs of $3.6 and $17.6 respectively, related to this event.
Impairment of Intangible Assets
During the fourth quarter of 2016, we reviewed SBC-103, an early stage clinical indefinite-lived intangible asset related to the Synageva acquisition as part of our annual impairment testing. The estimated fair value that can be obtained for this asset from a market participant in an arm’s length transaction was determined to be $31.0, which was lower than the carrying amount of the asset. As a result, in the fourth quarter 2016, we recognized an impairment charge of $85.0 to write-down this asset to fair value. In the second quarter 2017, due to clinical results, we recognized an impairment charge of $31.0 related to our SBC-103 acquired in-process research and development asset to write-down the asset to fair value, which was determined to be de minimis.

As of December 31, 2017, we reviewed the Kanuma asset for impairment and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of December 31, 2017 is $3,512.8.
Other Income and (Expense)
The following table provides information regarding other income and expense:

Investment Income
Interest Expense
Other Income (expense)

The increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due to us borrowing $3,500.0 under a term loan facility in conjunction with the acquisition of Synageva on June 22, 2015. The increase was also attributable to increases in interest expense associated with our facility lease obligations.
Income Taxes
The income tax expense for the years ended December 31, 2017, 2016, and 2015 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the year ended December 31, 2017, we recorded an income tax expense of $104.5 and an effective tax rate of 19.1%, compared to an income tax expense of $176.8 and $353.7 and an effective tax rate of 30.7% and 71.0% for the years ended December 31, 2016 and 2015, respectively.
In December 2017, the Tax Act was enacted into law. The Tax Act decreased the U.S. federal corporate tax rate to 21.0%, imposed a minimum tax on foreign earnings and incorporated a one-time transition tax on previously unremitted foreign earnings. We have incorporated the impact of the Tax Act in our results of operations or have calculated provisional amounts for the tax effects of the Tax Act that can be reasonably estimated for the year ended December 31, 2017.
The Tax Act resulted in an increase to tax expense of $45.8 for the year ended December 31, 2017. This increase includes a transition tax expense of $177.9 and deferred tax expense related to the new GILTI minimum tax of $165.4, partially offset by the $297.5 benefit of re-measuring balance sheet taxes to the new 21.0% US federal tax rate. The re-measurement benefit includes $292.4 related to decreases to our net deferred tax liability and $5.1 related to decreases to income taxes payable. The deferred tax expense related to the GILTI minimum tax includes incremental deferred tax of $236.9, net of a related $71.5 decrease for uncertain tax positions.
The decrease in the effective tax rate during 2017, from 30.7% for the year ended December 31, 2016 to 19.1% for the year ended December 31, 2017 is primarily attributable to the net increase to tax expense in 2017 of $45.8 attributable to the Tax Act, offset by decreases attributable to the deferred tax cost of $119.3 associated with the distribution of earnings from our captive foreign partnership in 2016 and the conclusion of the IRS examination of our 2013 and 2014 tax years in 2017. The impact of the enactment of the Tax Act increased our effective tax rate in 2017 by 8.4%. The 2016 distribution increased our 2016 effective tax rate by 20.7%. Conclusion of the IRS examination resulted in a decrease to our 2017 effective tax rate of approximately 3.6% for the year ended December 31, 2017.
The decrease in the effective tax rate during 2016, from 71.0% for the year ended December 31, 2015 to 30.7% for the year ended December 31, 2016 was primarily attributable to the $315.6 tax charge we recorded in 2015 related to the integration of Synageva assets into our captive foreign partnership. This one-time charge increased our effective tax rate in 2015 by approximately 63.0%. This decrease was partially offset by the $119.3 of deferred tax expense we recognized in 2016 attributable to first quarter distributions from our foreign captive partnership, which increased our 2016 effective tax rate by 20.7%.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of realizing deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$584.4	$966.0
Marketable securities	889.7	327.4
Long-term debt (includes current portion)	2,906.3	3,081.3

Current assets	$2,953.9	$2,578.2
Current liabilities	952.5	822.9
Working capital	$2,001.4	$1,755.3

The aggregate increase in cash and cash equivalents and marketable securities was primarily attributable to cash generated from operations and net proceeds from the issuance of common stock under share-based compensation arrangements. Partially offsetting these increases was cash utilized to repurchase shares of common stock, principal payments on our term loan, and purchases of property, plant, and equipment.
We expect our operating expenses to decrease as a percentage of sales in 2018. We also expect reduced capital investment in 2018 as compared to 2017. We anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned.
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
Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds, bank deposits, reverse repurchase agreements, and high-quality marketable securities in accordance with our investment policy. The stated objectives of our investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At December 31, 2017, four customers accounted for 57.7% of the accounts receivable balance, with these individual customers accounting for 10.2% to 18.9% of the accounts receivable balance. At December 31, 2016, three customers accounted for 47.0% of the accounts receivable balance, with individual customers accounting for 13.7% to 19.1% of the accounts receivable balance.
For the year ended December 31, 2017, three customers accounted for 37.0% of our product sales, with these individual customers ranging from 10.8% to 15.0% of product sales. For the year ended December 31, 2016, three customers accounted for

36.7% of our product sales, with these individual customers ranging from 10.0% to 16.0% of product sales. For the year ended December 31, 2015, three customers accounted for 38.2% of our product sales, with these individual customers ranging from 10.0% to 17.5% of product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable are due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance of our customers so that we can appropriately respond to changes in their credit worthiness. We operate in certain jurisdictions where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to collection of our accounts receivable.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of December 31, 2017, we had foreign exchange forward contracts with notional amounts totaling $2,708.1. These outstanding foreign exchange forward contracts had a net fair value liability of $47.5, of which $27.0 is included in other current assets and noncurrent assets and $74.5 is included in other current liabilities and noncurrent liabilities. As of December 31, 2017, we had interest rate swap contracts with notional amounts totaling $2,331.3. These outstanding interest rate swap contracts had a net fair value of $21.8 included in other current assets and noncurrent assets. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
At December 31, 2017, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of institutional money market funds, commercial paper, municipal bonds, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
The purchase agreements for our business combinations include contingent payments totaling up to $741.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $451.0 and $290.0 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make any milestone payments associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
License Agreements
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Due to the early stage of the assets we are licensing, we recorded expense for the upfront payment of $40.0 during the fourth quarter 2017. In addition, as of December 31, 2017, we could be required to pay an additional $160.0 for each target developed, subject to achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales.
In January 2015, we entered into a license agreement with a third party to obtain an exclusive research, development and commercial license for specific therapeutic molecules. Due to the early stage of these assets, we recorded expense for the upfront payment of $50.0 during the first quarter 2015. In addition, as of December 31, 2017 we could be required to pay up to an additional $822.0 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.
In March 2015, we entered into an agreement with a third party that allowed us to exercise an option with another third party for exclusive, worldwide, perpetual license rights to a specialized technology and other intellectual property, and we simultaneously exercised the option. Due to the early stage of these assets, we recorded expense for the payments of $47.0 during the first quarter 2015.
In March 2015, we entered into a collaboration agreement with a third party that allows us to identify and optimize drug candidates. Alexion will have the exclusive worldwide rights to develop and commercialize products arising from the collaboration. Due to the early stage of the assets we are licensing in connection with the collaboration, we recorded expense for the upfront payment of $15.0 during the first quarter 2015. In the third quarter of 2017 we terminated our agreement with this third party.
In addition, we have entered into other license agreements under which we would be required to pay up to an additional $488.0 if certain development, regulatory and commercial milestones are met.
We do not expect the payments associated with milestones under our licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $20.0.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord’s costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. Associated with this arrangement we recognized interest expense of $14.2, $14.0, and $4.9 for the year ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, our total facility lease obligation was $134.6 and $136.5, respectively, recorded within other current liabilities and facility lease obligation on our consolidated balance sheets.
During the third quarter 2015, we entered into an agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. The completion of the facility, including obtaining regulatory approval, is expected in the first half of 2019. As of December 31, 2017 and 2016, we recorded a construction-in-process asset of $180.6 and $118.4, respectively, and an offsetting facility lease obligation of $159.1 and $106.9, respectively, within other current liabilities and facility lease obligation on our consolidated balance sheets.
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space that is currently being constructed in Boston, Massachusetts. The term of the lease will commence upon the landlord's substantial completion of our premises and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. The landlord's construction of the building is in process and is expected to be completed during the first half of 2018. As of December 31, 2017, we recorded a construction-in-process asset of $64.1 and an offsetting facility lease obligation of $59.6 associated with our relative portion of the building within our consolidated balance sheets.
Long-term Debt
On June 22, 2015, Alexion entered into a credit agreement (the Credit Agreement) with a syndicate of banks, which provides for a $3,500.0 term loan facility and a $500.0 revolving facility. Borrowings under the term loan facility are payable in quarterly installments equal to 1.25% of the original loan amount, beginning December 31, 2015. Final repayment of the term loan and any draw down of revolving credit loans are due on June 22, 2020. In addition to borrowings in which prior notice is required, the revolving credit facility includes a sublimit of $100.0 in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, of up to $25.0. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes.
As of December 31, 2017, we had $2,906.3 outstanding on the term loan. As of December 31, 2017, we had open letters of credit of $2.2 that offset our borrowing availability on the revolving facility.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,098.9 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $27.3 through 2019 with other third party manufacturers.

Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. In the fourth quarter 2017, we recorded a one-time U.S. federal transition tax of $177.9 imposed on the undistributed earnings of our CFC subsidiaries as required by the Tax Act. In addition, we recorded an immaterial tax expense related to the incremental withholding, foreign local, and U.S. state taxes we would expect to incur on a dividend distribution of these earnings to the U.S. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential tax. Other impacts of the Tax Act have been recorded on a provisional basis, see Note 11, “Income Taxes” for additional information.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company’s discretion. In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. Under the program, we repurchased 4.0 and 3.1 shares of our common stock at a cost of $463.6 and $430.6 during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there is a total of $536.4 remaining for repurchases under the program.

Cash Flows
 The following summarizes our net change in cash and cash equivalents:

	Year Ended December 31,
	2017	2016	$ Change
Net cash provided by operating activities	$1,115.6	$1,086.3	$29.3
Net cash used in investing activities	(918.3)	(287.6)	(630.7)
Net cash (used in) provided by financing activities	(596.6)	(836.2)	239.6
Effect of exchange rate changes on cash	17.7	(6.6)	24.3
Net change in cash and cash equivalents	$(381.6)	$(44.1)	$(337.5)

Operating Activities
Cash flows provided by operations in 2017 were $1,115.6 compared to $1,086.3 in 2016. The increase was driven by an increase in gross margin on product sales of $424.0 resulting primarily from an increase in global demand for Soliris as well as increased sales of Strensiq and Kanuma during 2017 as a result of continuing efforts to identify and reach more patients with HPP and LAL-D globally. Partially offsetting this increase was employee separation payments in connection with the 2017 restructuring activities, as well as increases in clinical R&D, product development and selling, general, and administrative expenses during 2017.
We expect increases in cash flows from operations which will be highly dependent on sales levels, and the related cash collections from sales of our products.
Investing Activities
Cash used for investing activities in 2017 was $918.3 compared to $287.6 in 2016. The increase in cash used for investing activities was primarily attributable to purchases and maturities of available-for-sale marketable securities, which resulted in a net cash outflow of $558.9 in 2017 compared to a net cash inflow of $50.7 in 2016.
During 2017, we also had higher cash outlays associated with the purchase of property, plant and equipment of $357.3, compared to $332.7 in 2016. The significant spending on property, plant and equipment in 2017 relates primarily to the construction of our new biologics manufacturing facilities in Ireland.
Financing Activities
Cash flows used in financing activities in 2017 were $596.6 compared to $836.2 in 2016. The decrease in cash used for financing activities was primarily due to principal payments on our credit facility of $175.0 in 2017, compared to $375.0 in 2016.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations and commercial commitments are expected to have on our liquidity and cash flow in future fiscal years. These do not include potential milestone payments and assume non-termination of agreements.
These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$2,906.3	$—	$2,906.3	$—	$—
Interest expense (1)	221.0	89.1	131.9	—	—
Facility lease obligations (2)	296.6	15.2	42.0	45.7	193.7
Operating leases	78.4	22.3	25.0	13.2	17.9
Total contractual obligations	$3,502.3	$126.6	$3,105.2	$58.9	$211.6
Commercial commitments:
Clinical and manufacturing development (3)	$1,126.2	$234.0	$343.6	$176.6	$372.0
Total commercial commitments	$1,126.2	$234.0	$343.6	$176.6	$372.0

(1) Interest on variable rate debt calculated based on interest rates at December 31, 2017. Interest that is fixed, associated to our interest rate swaps, is calculated based on the fixed interest swap rate at December 31, 2017.

(2) Facility lease obligations include the lease agreement signed in November 2012, for office and laboratory space in New Haven, Connecticut and the lease agreement signed in September 2017 for office space in Boston, Massachusetts. Although we do not legally own these premises, we were deemed to be the owner of the buildings during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.

(3) Clinical and manufacturing development commitments include only non-cancellable commitments, including all Lonza agreements, at December 31, 2017.

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
The liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $60.9 at December 31, 2017 was not included within the table above. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2017. We do not expect payment of amounts related to the unrecognized tax benefits within the next twelve months.
Contingent payments related to business acquisitions completed in prior years or license agreements are not included within the table above, as the timing of payment for these amounts was not reasonably estimable at December 31, 2017. Contingent payments associated with these business combinations total up to $741.0 which will become payable if and when certain development and commercial milestones are achieved. During the next 12 months, we do not expect to make milestone payments associated with our prior business combinations. License commitments include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $20.0.
Future obligations related to our defined benefit plans are not included within the table above, as the timing and amounts of these payments was not reasonably estimable as of December 31, 2017. The total unfunded obligation on our defined benefit plans as of December 31, 2017 was $19.2. Our unfunded obligation can be impacted by changes in the laws and regulations, interest rates, investment returns, and other variables.
Credit Facilities
On June 22, 2015, Alexion entered into a credit agreement (Credit Agreement) with a syndicate of banks, which provides for a $3,500.0 term loan facility and a $500.0 revolving credit facility maturing in five years. Borrowings under the term loan are payable in quarterly installments equal to 1.25% of the original loan amount, beginning December 31, 2015. Final repayment of the term loan and revolving credit loans are due on June 22, 2020. In addition to borrowings in which prior notice is required, the revolving credit facility includes a sublimit of $100.0 in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, of up to $25.0. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent, and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility in an amount that does not cause our consolidated net leverage ratio to exceed the maximum allowable amount.

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
In addition to the minimum rental commitments on our operating leases we may also be required to pay amounts for taxes, insurance, maintenance and other operating expenses.

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

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except percentages)
Interest Rate Risk
As of December 31, 2017, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, repurchase agreements, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1.00%, the fair value of our investment portfolio would (decrease) increase by approximately $(1.9) and $1.9, respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate amounts of approximately 70.0% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1.00%, interest expense, over the next year would increase or decrease by $8.8, based on the unhedged portion of our outstanding term loan.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 49.0% of our net product sales were denominated in foreign currencies during 2017, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations up to 6 months and 2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, and certain forecasted expenses using contracts with durations of up to 60 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of December 31, 2017 and 2016, we held foreign exchange forward contracts with notional amounts totaling $2,708.1 and $2,389.2, respectively. As of December 31, 2017 and 2016, our outstanding foreign exchange forward contracts had a net fair value of $(47.5) and $140.2, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at December 31, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $149.6 at December 31, 2017. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company maintained an effective internal control over financial reporting as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Remediation of Previous Material Weakness in Internal Control Over Financial Reporting
Management previously identified and disclosed a material weakness in the Company’s internal control over financial reporting as our senior management failed to set an appropriate Tone at the Top. Specifically, senior management failed to reinforce the need for compliance with the Company’s policies and procedures which resulted in inappropriate business conduct. This control deficiency did not result in a misstatement to the Company’s consolidated financial statements.
The Company has completed the documentation and testing of the corrective actions described below and, as of December 31, 2017, our management has concluded that as a result of the remediation activities implemented the previously disclosed material weakness has been remediated as of December 31, 2017.
The Board of Directors reinforced to key leadership the importance of setting appropriate Tone at the Top and of appropriate behavior with respect to the Company’s commitment to ethics and compliance programs in the performance of the Company’s mission, as well as adherence to the Company’s internal control over financial reporting framework.
Members of senior management, with the participation and input of the Audit and Finance Committee and the Board of Directors, increased communication with, and trained employees regarding:
▪Our commitment to ethical standards and the integrity of our business practices;
▪Requirements for compliance with applicable laws, our Code of Ethics and Business Conduct and other Company policies;
▪Availability of and processes for reporting suspected violations of law or our Code of Ethics and Business Conduct; and
▪Revised financial reporting processes to ensure that all employees annually confirm compliance with the Company’s Code of Ethics and Business Conduct and that deviations are identified and timely remediated.
The Board of Directors, together with management, evaluated certain Company practices and procedures, including those related to compensation, planning and forecasting, as well as the Company’s organizational structure, modified or terminated practices and procedures and reassigned roles and responsibilities to enhance controls and compliance.
In addition, in December 2016, our Board of Directors oversaw a change in the Company’s senior leadership when it appointed a new Interim Chief Executive Officer and a new Chief Financial Officer following the departures of our former Chief Executive Officer and Chief Financial Officer, as well as other personnel changes. The Board of Directors subsequently appointed Dr. Hantson as Chief Executive Officer in March 2017 and Paul J. Clancy as Chief Financial Officer in July 2017. In May 2017,

David Brennan was appointed Chairman of the Board of Directors.
Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2.4	Agreement and Plan of Reorganization, dated May 5, 2015, among Alexion Pharmaceuticals, Inc., Pulsar Merger Sub Inc., Galaxy Merger Sub LLC and Synageva BioPharma Corp. (4)

3.1	Certificate of Incorporation, as amended.(5)

3.2	Certificate of Amendment of the Certificate of Incorporation.(6)

3.3	Bylaws, as amended.(7)

4.1	Specimen Common Stock Certificate.(8)

10.1	Consulting Agreement, by and between Alexion Pharmaceuticals, Inc. and Dr. Leonard Bell, dated April 1, 2015.(9)

10.2	Amendment to the April 1, 2015,Consulting Agreement by and between Alexion Pharmaceuticals, Inc. and Dr. Leonard Bell, dated September 21, 2016.(26)

10.3	Letter Agreement, by and between Alexion Pharmaceuticals, Inc. and Dr. Leonard Bell, dated April 1, 2015.(9)

10.4	Employment Agreement, dated as of March 27, 2017, by and between Ludwig N. Hantson and Alexion Pharmaceuticals, Inc. (28)**

10.5	Employment Agreement, dated as of June 11, 2017, by and between Paul J. Clancy and Alexion Pharmaceuticals, Inc. (29)**

10.6	Employment Agreement, dated as of June 1, 2017, by and between Brian Goff and Alexion Pharmaceuticals, Inc. **

10.7	Employment Agreement, dated as of December 11, 2016, by and between David Brennan and Alexion Pharmaceuticals, Inc. (30)**

10.8	Employment Agreement, dated as of December 12, 2016, by and between David J. Anderson and Alexion Pharmaceuticals, Inc. (30)**

10.9	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and Martin Mackay.(27)**

10.10	Employment Agreement, dated February 26, 2016, by and between Alexion Pharmaceuticals, Inc. and John Moriarty.(27)**

10.11	Form of Employment Agreement (Senior Vice Presidents).(10)**

10.12	Form of Amendment No. 1 to Employment Agreements (Senior Vice Presidents). (11)**

10.13	Form of Indemnification Agreement for Officers and Directors. (12)

10.14	Lease, dated November 15, 2012, between Alexion and WE Route 34, LLC.(14)+

10.15	Alexion’s 2000 Stock Option Plan, as amended.(15)**

10.16	Alexion’s 1992 Outside Directors Stock Option Plan, as amended.(16)**

10.17	Alexion’s Amended and Restated 2004 Incentive Plan.(17)**

10.18	License Agreement dated March 27, 1996 between Alexion and Medical Research Council.(18)+

10.19
Master Manufacturing and Supply Agreement, dated December 16, 2014 between Alexion Pharma International Trading, Alexion Pharmaceuticals, Inc., Lonza Group AG, Lonza Biologics Tuas PTE LTD and Lonza Sales AG. (24)+

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

10.30
Credit Agreement, dated as of June 22, 2015, by and among Alexion Pharmaceuticals, Inc., as administrative borrower, the guarantors referred to therein, the lenders referred to therein and Bank of America, N.A., as administrative agent. (25)

10.31	Alexion Pharmaceuticals, Inc. 2017 Incentive Plan (31)**

10.32	Form of 2017 Incentive Plan Restricted Stock Unit Agreement**

10.33	Form of 2017 Incentive Plan Nonqualified Stock Option Agreement.**

10.34	Form of 2017 Incentive Plan Performance Stock Unit Agreement (TSR)**

10.35	Form of 2017 Incentive Plan Performance Stock Unit Agreement (R&D Units)**

10.36	Alexion Pharmaceuticals, Inc. 2017 Incentive Plan Rules for Awards Granted to Participants in France**

10.37	Form of 2017 Incentive Plan Restricted Stock Unit Agreement for French Participants**

10.38	Form of 2017 Incentive Plan Global Stock Option Agreement**

10.39	Form of 2017 Incentive Plan Restricted Stock Unit Agreement for Non-U.S. Participants**

21.1	Subsidiaries of Alexion Pharmaceuticals, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes, tagged as blocks of text.

_____________________

(1)	Incorporated by reference to our Report on Form 8-K, filed on February 3, 2011.

(2)	Incorporated by reference to our Report on Form 8-K, filed on January 4, 2012.

(3)	Incorporated by reference to our Report on Form 8-K, filed on February 7, 2012.

(4)	Incorporated by reference to our Report on Form 8-K, filed on May 6, 2015.

(5)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-128085), filed on September 2, 2005.

(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(7)	Incorporated by reference to our Report on Form 8-K, filed on January 8, 2016.

(8)	Incorporated by reference to our Registration Statement on Form S-1 (Reg. No. 333-00202).

(9)	Incorporated by reference to our Report on Form 8-K, filed April 7, 2015.

(10)	Incorporated by reference to our Report on Form 8-K, filed on February 16, 2006.

(11)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(12)	Incorporated by reference to our Report on Form 8-K, filed on September 17, 2010.

(13)	Incorporated by reference to our Registration Statement on Form S-3 (Reg. No. 333-36738) filed on May 10, 2000.

(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(15)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004.

(16)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-71879) filed on February 5, 1999.

(17)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(18)	Incorporated by reference to our Annual Report on Form 10-K/A for the fiscal year ended July 31, 1996.

(19)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(20)	Incorporated by reference to our Report on Form 8-K, filed on December 16, 2004.

(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2005.

(22)	Incorporated by reference to our Report on Form 8-K, filed on March 14, 2005.

(23)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(24)	Incorporated by reference to our Report on Form 10-K for the fiscal year ended December 31, 2014.

(25)	Incorporated by reference to our Report on Form 8-K, filed on June 23, 2015.

(26)	Incorporated by reference to our Report on Form 8-K, filed on September 22, 2016.

(27)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(28)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

(29)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

(30)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(31)	Incorporated by reference to our Registration Statement on Form S-8 (Reg. No. 333-217905) filed on May 5, 2017.

+	Confidential treatment was granted for portions of such exhibit.

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

ALEXION PHARMACEUTICALS, INC.

		By:	/s/ Ludwig N. Hantson, Ph.D.
Date:	February 8, 2018		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

		By:	/s/ Paul J. Clancy
Date:	February 8, 2018		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ludwig N. Hantson	Chief Executive Officer and Director (principal executive officer)	February 8, 2018
Ludwig N. Hantson

/s/ Paul J. Clancy	Executive Vice President and Chief Financial Officer (principal financial officer)	February 8, 2018
Paul J. Clancy

/s/ Daniel A. Bazarko	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 8, 2018
Daniel A. Bazarko, C.P.A.

/s/ David R. Brennan	Chairman	February 8, 2018
David R. Brennan

/s/ Felix J. Baker	Director	February 8, 2018
Felix J. Baker, Ph.D.

/s/ M. Michele Burns	Director	February 8, 2018
M. Michele Burns

/s/ Christopher J. Coughlin	Director	February 8, 2018
Christopher J. Coughlin

/s/ Deborah Dunsire, M.D.	Director	February 8, 2018
Deborah Dunsire, M.D.

/s/ Paul A. Friedman	Director	February 8, 2018
Paul A. Friedman, M.D.

/s/ John T. Mollen	Director	February 8, 2018
John T. Mollen

/s/ Francois Nader	Director	February 8, 2018
Francois Nader, M.D.

/s/ Alvin S. Parven	Director	February 8, 2018
Alvin S. Parven

/s/ Judith A. Reinsdorf, J.D.	Director	February 8, 2018
Judith A. Reinsdorf, J.D.

/s/ Andreas Rummelt	Director	February 8, 2018
Andreas Rummelt, Ph.D.

/s/ Ann M. Veneman	Director	February 8, 2018
Ann M. Veneman

Alexion Pharmaceuticals, Inc.
Contents
For the Years Ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Alexion Pharmaceuticals, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alexion Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/PricewaterhouseCoopers LLP
Hartford, Connecticut
February 8, 2018

We have served as the Company’s auditor since 2002

Alexion Pharmaceuticals, Inc.
Consolidated Balance Sheets
(amounts in millions, except per share amounts)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$584.4	$966.0
Marketable securities	889.7	327.4
Trade accounts receivable, net	726.5	649.6
Inventories	460.4	374.7
Prepaid expenses and other current assets	292.9	260.5
Total current assets	2,953.9	2,578.2
Property, plant and equipment, net	1,325.4	1,035.6
Intangible assets, net	3,954.4	4,303.1
Goodwill	5,037.4	5,037.4
Other assets	312.2	299.0
Total assets	$13,583.3	$13,253.3
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$70.8	$64.1
Accrued expenses	639.4	508.0
Deferred revenue	15.9	36.6
Current portion of long-term debt	167.4	167.0
Current portion of contingent consideration	—	23.8
Other current liabilities	59.0	23.4
Total current liabilities	952.5	822.9
Long-term debt, less current portion	2,720.7	2,888.1
Contingent consideration	168.9	129.1
Facility lease obligations	342.9	233.4
Deferred tax liabilities	365.0	395.5
Other liabilities	140.2	90.5
Total liabilities	4,690.2	4,559.5
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $.0001 par value; 290.0 shares authorized; 234.3 and 231.9 shares issued at December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	8,290.3	7,957.0
Treasury stock, at cost, 12.0 and 8.0 shares at December 31, 2017 and 2016, respectively	(1,604.9)	(1,141.3)
Accumulated other comprehensive (loss) income	(34.4)	60.5
Retained earnings	2,242.1	1,817.6
Total stockholders’ equity	8,893.1	8,693.8
Total liabilities and stockholders’ equity	$13,583.3	$13,253.3

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Operations
(amounts in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net product sales	$3,549.5	$3,081.7	$2,602.5
Other revenue	1.6	2.4	1.5
Total revenues	3,551.1	3,084.1	2,604.0
Cost of sales	454.2	258.3	233.1
Operating expenses:
Research and development	878.4	757.2	709.5
Selling, general and administrative	1,094.4	953.0	862.6
Amortization of purchased intangible assets	320.1	322.2	116.6
Change in fair value of contingent consideration	41.0	35.7	64.2
Acquisition-related costs	—	2.3	39.2
Restructuring expenses	104.6	3.0	42.1
Impairment of intangible assets	31.0	85.0	—
Total operating expenses	2,469.5	2,158.4	1,834.2
Operating income	627.4	667.4	536.7
Other income and expense:
Investment income	18.5	10.9	8.5
Interest expense	(98.4)	(96.9)	(47.8)
Other income (expense)	0.3	(5.2)	0.7
Income before income taxes	547.8	576.2	498.1
Income tax expense	104.5	176.8	353.7
Net income	$443.3	$399.4	$144.4
Earnings per common share
Basic	$1.98	$1.78	$0.68
Diluted	$1.97	$1.76	$0.67
Shares used in computing earnings per common share
Basic	223.9	224.3	213.4
Diluted	225.4	226.3	215.9

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income
(amounts in millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$443.3	$399.4	$144.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation	8.4	(4.3)	(6.3)
Unrealized gains (losses) on marketable securities	0.6	0.4	(0.6)
Unrealized gains on pension obligation	1.9	2.9	7.0
Unrealized (losses) gains on hedging activities, net of tax of $(59.0), $(0.2) and $5.6, respectively	(105.8)	(0.8)	5.4
Other comprehensive (loss) income, net of tax	(94.9)	(1.8)	5.5
Comprehensive income	$348.4	$397.6	$149.9

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(amounts in millions)

	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2014	201.9	—	$2,592.2	2.9	$(383.0)	$56.8	$1,036.0	$3,302.0
Repurchase of common stock	—	—	—	2.0	(327.7)	—	—	(327.7)
Issuance of common stock, net of issuance costs of $4.1	26.1	—	4,913.8	—	—	—	—	4,913.8
Issuance of common stock under stock option and stock purchase plans	1.4	—	82.0	—	—	—	—	82.0
Issuance of restricted common stock	1.1	—	—	—	—	—	—	—
Excess tax benefit from stock options		—	(89.7)	—	—	—	—	(89.7)
Share-based compensation expense	—	—	228.3	—	—	—	—	228.3
Net income	—	—	—	—	—	—	144.4	144.4
Other comprehensive income	—	—	—	—	—	5.5	—	5.5
Balances, December 31, 2015	230.5	—	$7,726.6	4.9	$(710.7)	$62.3	$1,180.4	$8,258.6
Repurchase of common stock	—	—	—	3.1	(430.6)	—	—	(430.6)
Issuance of common stock under stock option and stock purchase plans	0.6	—	37.1	—	—	—	—	37.1
Issuance of restricted common stock	0.8	—	—	—	—	—	—	—
Share-based compensation expense	—	—	193.3	—	—	—	—	193.3
Net income	—	—	—	—	—	—	399.4	399.4
Other comprehensive loss	—	—	—	—	—	(1.8)	—	(1.8)
Adoption of new share-based compensation guidance	—	—	—	—	—	—	237.8	237.8
Balances, December 31, 2016	231.9	—	$7,957.0	8.0	$(1,141.3)	$60.5	$1,817.6	$8,693.8
Repurchase of common stock	—	—	—	4.0	(463.6)	—		(463.6)
Issuance of common stock under stock option and stock purchase plans	1.3	—	85.9	—	—	—	—	85.9
Issuance of restricted common stock	1.1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	247.4	—	—		—	247.4
Net income	—	—	—	—	—	—	443.3	443.3
Other comprehensive loss	—	—	—		—	(94.9)	—	(94.9)
Adoption of new intra-entity tax guidance	—	—	—	—	—	—	(18.8)	(18.8)
Balances, December 31, 2017	234.3	—	$8,290.3	12.0	$(1,604.9)	$(34.4)	$2,242.1	$8,893.1

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(amounts in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$443.3	$399.4	$144.4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	496.7	396.4	166.6
Impairment of assets	118.8	85.0	—
Change in fair value of contingent consideration	41.0	35.7	64.2
Payments of contingent consideration	(18.0)	—	—
Share-based compensation expense	243.1	192.3	227.1
Deferred taxes	(45.9)	104.3	395.5
Change in excess tax benefit from stock options	—	—	89.7
Other	7.1	9.8	2.9
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(55.2)	(122.1)	(115.8)
Inventories	(88.2)	(83.8)	(88.4)
Prepaid expenses and other assets	(137.2)	(97.5)	(57.2)
Accounts payable, accrued expenses and other liabilities	131.7	150.0	(115.9)
Deferred revenue	(21.6)	16.8	(37.9)
Net cash provided by operating activities	1,115.6	1,086.3	675.2
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,648.8)	(667.1)	(519.7)
Proceeds from maturity or sale of available-for-sale securities	1,089.9	717.8	1,159.5
Purchases of trading securities	(9.9)	(8.5)	(15.0)
Proceeds from sale of trading securities	7.7	4.0	10.2
Purchases of property, plant and equipment	(357.3)	(332.7)	(286.3)
Payments for acquisitions of businesses, net of cash acquired	—	—	(3,939.3)
Other	0.1	(1.1)	5.4
Net cash used in investing activities	(918.3)	(287.6)	(3,585.2)
Cash flows from financing activities:
Debt issuance costs	—	—	(45.5)
Proceeds from revolving credit facility	—	—	200.0
Payments on revolving credit facility	—	—	(200.0)
Proceeds from term loan	—	—	3,500.0
Payments on term loan	(175.0)	(375.0)	(101.2)
Change in excess tax benefit from stock options	—	—	(89.7)
Repurchase of common stock	(463.6)	(430.6)	(327.7)
Net proceeds from issuance of stock under share-based compensation arrangements	85.9	37.1	82.0
Payments of contingent consideration	(7.0)	(60.0)	(50.0)
Proceeds from (repayment of) development-related grants	(26.0)	—	26.0
Other	(10.9)	(7.7)	(8.8)
Net cash (used in) provided by financing activities	(596.6)	(836.2)	2,985.1
Effect of exchange rate changes on cash	17.7	(6.6)	(9.0)
Net change in cash and cash equivalents	(381.6)	(44.1)	66.1
Cash and cash equivalents at beginning of period	966.0	1,010.1	944.0
Cash and cash equivalents at end of period	$584.4	$966.0	$1,010.1

The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(amounts in millions)

	Year Ended December 31,
	2017	2016	2015

Supplemental cash flow disclosures:
Cash paid for interest (net of amounts capitalized)	$95.3	$79.6	$41.4
Cash paid for income taxes	$162.1	$37.7	$123.2
Supplemental cash flow disclosures from investing and financing activities:
Common stock issued in acquisition of business	$—	$—	$4,917.8
Capitalization of construction costs related to facility lease obligations	$121.8	$103.1	$41.0
Accrued expenses for purchases of property, plant and equipment	$34.7	$23.5	$30.1
The accompanying notes are an integral part of these consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Alexion and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For each of our business combinations, all of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of acquisition, and their results of operations are included in the consolidated financial statements from the date of acquisition. In the current year the Company’s rounding presentation of reported amounts have changed. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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
Cash and Cash Equivalents
Cash and cash equivalents are stated at cost plus accrued interest, which approximates fair value, and include short-term highly liquid investments with original maturities of three months or less. As of December 31, 2017 and 2016, cash equivalents were comprised of money market funds, reverse repurchase agreements, and other debt securities with maturities less than 90 days from the date of purchase.

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
Accounts Receivable
Our standard credit terms vary based on the country of sale and range from 30 to 120 days. Our consolidated average days’ sales outstanding ranges from 60 to 70 days. We evaluate the creditworthiness of customers on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded,

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. For non-interest bearing receivables with an estimated payment beyond one year, we discount the accounts receivable to present value at the date of sale, with a corresponding adjustment to revenue. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is reasonably assured at the time of sale. As of December 31, 2017 and 2016, allowances on receivables were not material.
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
At December 31, 2017, four customers accounted for 57.7% of the accounts receivable balance, with these individual customers ranging from 10.2% to 18.9% of the accounts receivable balance. At December 31, 2016, three customers accounted for 47.0% of the accounts receivable balance, with these individual customers ranging from 13.7% to 19.1% of the accounts receivable balance.
For the year ended December 31, 2017, three customers accounted for 37.0% of our product sales, with these individual customers ranging from 10.8% to 15.0% of our product sales. For the year ended December 31, 2016, three customers accounted for 36.7% of our product sales, with these individual customers ranging from 10.0% to 16.0% of our product sales. For the year ended December 31, 2015, three customers accounted for 38.2% of our product sales, with these individual customers ranging from 10.0% to 17.5% of our product sales. No other customers accounted for more than 10.0% of accounts receivable or net product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable are due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance of our customers so that we can appropriately respond to changes in their credit worthiness. We can operate in certain jurisdictions where weakness in economic conditions can result in extended collection periods. To date, we have not experienced any significant losses with respect to collection of our accounts receivable.
Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	December 31,
	2017	2016
Raw materials	$4.7	$17.4
Work-in-process	148.6	142.6
Finished goods	307.1	214.7
	$460.4	$374.7

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

Capitalization of Inventory Costs
We capitalize inventory produced for commercial sale, which may include costs incurred for certain products awaiting regulatory approval. We capitalize inventory produced in preparation of product launches sufficient to support estimated initial market demand. Capitalization of such inventory begins when we have (i) obtained positive results in clinical trials that we believe are necessary to support regulatory approval, (ii) concluded that uncertainties regarding regulatory approval have been sufficiently reduced, and (iii) determined that the inventory has probable future economic benefit. In evaluating whether these conditions have been met, we consider clinical trial results for the underlying product candidate, results from meetings with regulatory authorities, and the compilation of the regulatory application. If we are aware of any material risks or contingencies outside of the standard regulatory review and approval process, or if there are any specific negative issues identified relating to the safety, efficacy, manufacturing, marketing or labeling of the product that would have a significant negative impact on its future economic benefits, the related inventory would not be capitalized. We had no inventory capitalized for products awaiting regulatory approval as of December 31, 2017 and 2016.
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
All qualifying hedging activities are documented at the inception of the hedge and must meet the definition of highly effective in offsetting changes to future cash. The effectiveness of the qualifying hedge contract is assessed

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

quarterly. We record the fair value of the qualifying hedges in other current assets, other assets, other current liabilities and other liabilities. Gains or losses resulting from changes in the fair value of qualifying hedges are recorded in other comprehensive income (loss) until the forecasted transaction occurs. When the forecasted transaction occurs, this amount is reclassified into the consolidated statement of operations, based on the nature of the derivative instrument. Any non-qualifying portion of the gains or losses resulting from changes in fair value, if any, is reported in other income and expense.
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
Assets Held for Sale
We classify assets as held for sale when the following criteria are met: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of similar assets, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets that are classified as held for sale are recorded at the lower of their carrying value or their fair value less the costs to sell.
In the third quarter 2017, we announced our intention to close the Alexion Rhode Island Manufacturing Facility (ARIMF). In the fourth quarter 2017, we met the criteria for assets held for sale and reclassified the ARIMF assets from property, plant and equipment to assets held for sale. As of December 31, 2017, $12.4, the carrying value of the ARIMF assets, was included within prepaid expenses and other current assets in our consolidated balance sheet.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

Other Investments
We invest in companies with securities that are not publicly traded and where fair value is not readily available. Other investments include an investment in the preferred stock of the non-public entity Moderna Therapeutics, Inc. During 2014, we purchased $37.5 of preferred equity of Moderna. We recorded our investment at cost within other assets in our consolidated balance sheets. We regularly monitor these investments to evaluate whether there has been an other-than-temporary decline in its fair value, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions. The carrying value of these investments was not impaired as of December 31, 2017.
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
Revenue Recognition
Our principal source of revenue is product sales. We recognize revenue from product sales when persuasive evidence of an arrangement exists, title to product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer is reasonably assured, and we have no further performance obligations. Depending on these criteria, revenue is usually recorded upon receipt of the product by our customers. Our customers are primarily comprised of distributors, pharmacies, hospitals, hospital buying groups, and other healthcare providers. In some cases, we may also sell to governments and government agencies.
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
Historically, we deferred revenue recognition for sales to certain international customers, mainly distributors, until the product was received by the end customer due to various factors, including our inability to estimate product returns. On a regular basis, we review revenue arrangements, including our distributor relationships, to determine whether any changes in these arrangements or historical experience with these customers have an impact on

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

revenue recognition. In the first quarter 2017, we determined that we had sufficient sales experience with certain customers to estimate product returns from such customers. We accounted for this prospectively as a change in estimate and began to recognize revenue for these customers when title to the product and the associated risk of loss passed to the customer. Some customers purchase larger quantities of product less frequently, which may result in revenue fluctuations from quarter to quarter. We do not believe these buying patterns increase the risk of product returns or our ability to estimate such returns.
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
Share-Based Compensation
We have two share-based compensation plans pursuant to which awards are currently being made: (i) the 2017 Incentive Plan (2017 Plan) and (ii) the 2015 Employee Stock Purchase Plan (ESPP). The 2017 Plan replaced the Amended & Restated 2004 Incentive Plan (2004 Plan), effective May 10, 2017. Under the 2017 Plan, restricted stock, restricted stock units, stock options and other stock-related awards may be granted to our directors, officers, employees and consultants or advisors of the Company or any subsidiary. Under the ESPP, eligible employees can purchase shares of common stock at a discount semi-annually through payroll deductions. To date, share-based compensation issued under the plans consists of incentive and non-qualified stock options, restricted stock and

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

restricted stock units, including restricted stock units with market and non-market performance conditions, and shares issued under our ESPP.
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
The purchase price of common stock under our ESPP is equal to 85.0% of the lower of (i) the market value per share of the common stock on the first business day of an offering period or (ii) the market value per share of the common stock on the purchase date. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15.0% discount is recognized as compensation expense over the 6 month purchase period.
Restructuring and restructuring related expenses
We record liabilities associated with exit or disposal activities in the period in which the liability is incurred. For existing benefit arrangements, employee termination costs are accrued when the exit or disposal cost are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive benefits are recognized ratably over the service period. Restructuring related expenses include accelerated depreciation costs and impairment charges associated with assets impacted by a restructuring exit activity. Accelerated depreciation costs represent the difference between the depreciation expense recognized over the revised useful life of the asset, based upon the anticipated date an impacted site closure and the depreciation expense as determined using the useful life prior to the restructuring activities.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Net income used for basic and diluted calculation	$443.3	$399.4	$144.4
Shares used in computing earnings per common share—basic	223.9	224.3	213.4
Weighted-average effect of dilutive securities:
Stock awards	1.5	2.0	2.5
Shares used in computing earnings per common share—diluted	225.4	226.3	215.9
Earnings per common share:
Basic	$1.98	$1.78	$0.68
Diluted	$1.97	$1.76	$0.67
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the years ended December 31, 2017, 2016 and 2015 were 4.0, 4.2, and 2.4 shares of common stock, respectively, because their effect is anti-dilutive.
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
In December 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted into law. The Tax Act decreased the US federal corporate tax rate to 21.0%, imposed a minimum tax on foreign earnings related to intangible assets (GILTI), a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. With regard to the GILTI minimum tax, foreign earnings are reduced by the profit attributable to tangible assets and a deductible allowance of up to 50.0%, subject to annual limitations. We have elected to account for the impact of the minimum tax in deferred taxes, and to account for the deductible allowance and tangible asset profit reduction in the period realized.
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
Reclassifications
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2017 and allows for adoption using a full retrospective method, or a modified retrospective method. We will adopt the new standard in the first quarter 2018 using the modified retrospective method. We have reviewed the new standard and have not identified any accounting changes that will materially impact the recognition of our net product sales. We have also completed our review and analysis of customer contracts and determined that the impact of adopting the new standard in the first quarter 2018 will not be material to our financial position and results of operations. We are implementing changes to our accounting policies, internal controls and disclosures to support the new standard; however, these changes will not be significant.
In January 2016, the FASB issued a new standard that changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. We have elected to measure equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment, which will be recognized in net income. This standard is effective for interim and annual periods beginning after December 15, 2017. The guidance related to equity investments without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of this standard may increase volatility in our net income as changes in observable prices of equity investments without readily determinable fair values will be recorded in net income and could have a material impact on our consolidated financial statements and related disclosures.
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
In October 2016, the FASB issued a new income tax standard that eliminates the exception for an intra-entity asset transfer other than inventory. Under the new standard, entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. We elected to early adopt this standard in the first quarter 2017. As a result of the adoption, in the first quarter of 2017, we recorded an $18.8 decrease in retained earnings, primarily resulting from the elimination of previously recorded prepaid tax assets.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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
We acquired all of the outstanding shares of common stock of Synageva for $4,565.5 in cash and 26.1 shares of common stock. We financed the cash consideration with existing cash and proceeds from our new credit facility described further in Note 8.
The aggregate consideration to acquire Synageva consisted of:

Stock consideration	$4,917.8
Cash consideration	4,565.5
Total purchase price	$9,483.3
The following table summarizes the estimated fair values of assets acquired and liabilities assumed:

Cash	$626.2
Inventory	23.9
In-process research and development (IPR&D)	4,236.0
Deferred tax liabilities, net	(160.0)
Other assets and liabilities	(26.2)
Net assets acquired	4,699.9
Goodwill	4,783.4
Total purchase price	$9,483.3
The fair value of the assets acquired and liabilities assumed were initially based upon preliminary calculations, and our estimates and assumptions were subject to change as we obtained additional information for our estimates during the measurement period (up to one year from the acquisition date).
We acquired $23.9 of Kanuma inventory. The estimated fair value of work-in-process and finished goods inventory was determined utilizing the comparative sales method, based on the expected selling price of the inventory, adjusted for incremental costs to complete the manufacturing process and for direct selling efforts, as well as for a reasonable profit allowance. The estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory.
Intangible assets associated with IPR&D projects primarily relate to Kanuma. The estimated fair value of IPR&D assets of $4,236.0 was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. The fair value using the multi-period excess earnings method was dependent on an estimated weighted average cost of capital for Synageva of 10.0%, which represents a rate of return that a market participant would expect for these assets.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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
We recorded a net deferred tax liability of $160.0. This amount was primarily comprised of $602.9 of deferred tax liabilities related to the IPR&D and inventory acquired, offset by $442.9 of deferred tax assets related to net operating loss carryforwards (NOLs), tax credits, and other temporary differences, which we expect to utilize.
For the year ended December 31, 2015, we recorded $96.4 of pre-tax operating losses associated with the continuing operations of Synageva in our consolidated statements of operations.
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

Year Ended December 31,
2015
Pro forma revenues	$2,606.3
Pro forma net income	21.1
Earnings per common share
Basic	$0.09
Diluted	$0.09

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The unaudited pro forma consolidated results include the following pro forma adjustments related to non-recurring activity:

•
Alexion and Synageva expenses of $33.1 and $127.3, respectively, associated with the accelerated vesting of stock based compensation as a result of the acquisition were excluded from net income for the year ended December 31, 2015. These expenses were included in net income for the year ended December 31, 2014;

•
Alexion and Synageva acquisition-related and restructuring costs of $52.5 and $62.1, respectively, were excluded from income for the year ended December 31, 2015. These expenses were included in net income for the year ended December 31, 2014.

Acquisition-Related Costs
Acquisition-related costs associated with our business combinations for the years ended December 31, 2017, 2016 and 2015 include the following:

	Year Ended December 31,
	2017	2016	2015
Transaction costs (1)	$—	$—	$27.0
Integration costs	—	2.3	12.2
	$—	$2.3	$39.2

(1) Transaction costs include investment advisory, legal, and accounting fees

The acquisition of Synageva resulted in $13.3 of restructuring related charges for the year ended December 31, 2015. Synageva restructuring related charges were not material for the year ended December 31, 2016. See Note 17 for additional details.

3.	Property, Plant and Equipment, Net
A summary of property, plant and equipment is as follows:

	December 31, 2017	December 31, 2016
Land	$9.6	$10.3
Buildings and improvements	427.9	449.9
Machinery and laboratory equipment	159.2	126.1
Computer hardware and software	141.5	123.1
Furniture and office equipment	23.8	24.5
Construction-in-progress	723.7	495.1
	1,485.7	1,229.0
Less: Accumulated depreciation and amortization	(160.3)	(193.4)
	$1,325.4	$1,035.6
Included in construction-in-progress at December 31, 2017 was $64.1 of costs associated with the construction of our facility in Boston, Massachusetts. Additionally, there were costs of $180.6 and $118.4 as of December 31, 2017 and 2016, included within construction-in-process associated with the construction of a new Lonza manufacturing facility. Although we will not legally own these premises, we are deemed to be the owner of the buildings during the construction period based on applicable accounting guidance for build-to-suit leases, see Note 9, “Facility Lease Obligations” for additional information.
Depreciation and amortization of property, plant and equipment was approximately $95.8, $64.0 and $43.6 recorded within operating expenses on our consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015, respectively. Included within this amount for the year ended December 31, 2017 were charges related to the 2017 restructuring activities. See Note 17, “Restructuring and Related Expenses” for additional information.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

At December 31, 2017 and 2016, computer software costs included in property, plant and equipment were $58.2 and $36.8, respectively. Depreciation and amortization expense for capitalized computer software costs was $16.0, $12.4 and $10.0 for the years ended December 31, 2017, 2016 and 2015, respectively.

4.	Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		December 31, 2017			December 31, 2016
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing Rights	5-8	$31.0	$(28.5)	$2.5	$28.5	$(28.5)	$—
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(758.9)	3,951.6	4,710.5	(438.8)	4,271.7
Acquired IPR&D	Indefinite	—	—	—	31.0	—	31.0
Other Intangibles	5	0.4	(0.1)	0.3	0.4	—	0.4
Total		$4,752.4	$(798.0)	$3,954.4	$4,780.9	$(477.8)	$4,303.1
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4
Amortization expense was $320.2, $322.2 and $116.6 for the years ended December 31, 2017, 2016 and 2015, respectively. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is approximately $321.0 for each of the years ending December 31, 2018 through December 31, 2022.
During the fourth quarter 2016, we reviewed SBC-103, an early stage clinical indefinite-lived intangible asset related to the Synageva acquisition as part of our annual impairment testing. The fair value of this IPR&D asset was determined using the income approach and included significant unobservable (Level 3) inputs. These unobservable inputs included, among other things, expected development, regulatory and commercial time lines, risk-adjusted forecasted future cash flows to be generated by this asset, contributory asset charges for other assets employed in this IPR&D project and the determination of an appropriate discount rate based on a weighted cost of capital of 12% to be applied in calculating the present value of future cash flows. Based on our strategic portfolio evaluation, increases in development, regulatory and commercial time lines and updated cash flows, the estimated value that can be obtained for this asset from a market participant in an arm’s length transaction was determined to be $31.0, which was lower than the carrying amount of the asset. As a result, in the fourth quarter 2016, we recognized an impairment charge of $85.0 to write-down this asset to fair value. The impairment was recorded in operating expenses in our consolidated statement of operations for the year ended December 31, 2016. In the second quarter 2017, due to clinical results, we recognized an impairment charge of $31.0 related to our SBC-103 acquired in-process research and development asset to write-down the asset to fair value, which was determined to be de minimis.
The following table summarizes the changes in the carrying amount of goodwill:

Balance at December 31, 2015	$5,047.9
Change in goodwill associated with prior acquisition	(10.5)
Balance at December 31, 2016 and 2017	$5,037.4

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

5.	Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale investments by type of security at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$16.0	$—	$—	$16.0
Repurchase agreements	27.0	—	—	27.0
Corporate bonds	432.2	0.5	(0.2)	432.5
Other government related obligations:
U.S.	—	—	—	—
Foreign	426.3	0.2	(0.2)	426.3
Bank certificates of deposit	11.8	—	—	11.8
Total available-for-sale debt securities	$913.3	$0.7	$(0.4)	$913.6
Equity securities	—	0.3	—	0.3
Total available-for-sale securities	$913.3	$1.0	$(0.4)	$913.9

	December 31, 2016
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$114.2	$—	$—	$114.2
Corporate bonds	124.0	—	(0.7)	123.3
Municipal bonds	91.0	—	(0.2)	90.8
Other government related obligations:
U.S.	27.5	—	(0.1)	27.4
Foreign	72.5	—	(0.5)	72.0
Bank certificates of deposit	5.0	—	—	5.0
Total available-for-sale debt securities	$434.2	$—	$(1.5)	$432.7
Equity securities	$—	1.1	—	$1.1
Total available-for-sale securities	$434.2	$1.1	$(1.5)	$433.8
The aggregate fair value of available-for-sale securities in an unrealized loss position as of December 31, 2017 and December 31, 2016 was $436.2 and $264.8. Investments that have been in a continuous unrealized loss position for more than 12 months were $12.0 as of December 31, 2017 and zero as of December 31, 2016. As of December 31, 2017 we believe that the cost basis of our available-for-sale investments is recoverable.
The fair values of available-for-sale securities by classification in the consolidated balance sheet were as follows:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$42.7	$120.1
Marketable securities	871.2	313.7
	$913.9	$433.8

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The fair values of available-for-sale debt securities as of December 31, 2017, by contractual maturity, are summarized as follows:

December 31, 2017
Due in one year or less	$518.1
Due after one year through three years	395.5
Due after three years through five years	—
$913.6
As of December 31, 2017 and December 31, 2016, the fair value of our trading securities was $18.5 and $13.7.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our available-for-sale and trading securities were not material for the years ended December 31, 2017 and 2016.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of December 31, 2017, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,410.6 that qualified for hedge accounting. As of December 31, 2017, we had open expense related foreign exchange forward contracts with notional amounts totaling $27.3 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread. As of December 31, 2017, we are party to interest rate swap agreements with a total notional amount of $2,331.3 that convert the floating rate on a portion of our term loan to fixed rates ranging from 0.98% to 2.08%, plus borrowing spreads. These arrangements cover periods through December 31, 2019.
The following tables summarize the total interest rate swap contracts executed as of December 31, 2017:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate
Floating to Fixed	656.3	December 31, 2016	December 31, 2019	0.98%
Floating to Fixed	300.0	January 31, 2017	December 31, 2018	1.29%
Floating to Fixed	300.0	January 2, 2019	December 31, 2019	2.08%
Floating to Fixed	200.0	March 31, 2017	December 31, 2019	1.62%
Floating to Fixed	200.0	March 31, 2017	December 31, 2018	1.40%
Floating to Fixed	200.0	June 30, 2017	December 31, 2019	1.53%
Floating to Fixed	100.0	June 30, 2017	December 31, 2019	1.50%
Floating to Fixed	100.0	June 30, 2017	December 31, 2019	1.52%
Floating to Fixed	200.0	June 30, 2017	December 31, 2019	1.57%
Floating to Fixed	75.0	January 1, 2018	December 31, 2019	1.58%

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Foreign Exchange Contracts:
Gain (loss) recognized in AOCI, net of tax	$(96.1)	$40.2
Gain reclassified from AOCI to net product sales (effective portion), net of tax	$18.7	$47.3
Gain reclassified from AOCI to other income and expense (ineffective portion), net of tax	$—	$—
Interest Rate Contracts:
Gain recognized in AOCI, net of tax	$7.9	$6.2
Loss reclassified from AOCI to interest expense, net of tax	$(1.1)	$(0.1)
Assuming no change in foreign exchange rates from market rates at December 31, 2017, $21.9 of losses recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at December 31, 2017, $9.3 of gains recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts was immaterial as of December 31, 2017.
We enter into foreign exchange forward contracts, with durations up to 6 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of December 31, 2017, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,270.2.
We recognized a (loss) gain of $(14.7), $(5.2) and $5.2, in other income and expense for the years ended December 31, 2017, 2016 and 2015, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at December 31, 2017 and 2016:

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.9	Other current liabilities	$34.8
Foreign exchange forward contracts	Other assets	4.1	Other liabilities	26.0
Interest rate contracts	Prepaid expenses and other current assets	9.3	Other current liabilities	—
Interest rate contracts	Other assets	12.5	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	10.0	Other current liabilities	13.7
Total fair value of derivative instruments		$48.8		$74.5

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

	December 31, 2016
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$80.1	Other current liabilities	$2.4
Foreign exchange forward contracts	Other assets	58.8	Other liabilities	3.7
Interest rate contracts	Prepaid expenses and other current assets	0.4	Other current liabilities	0.5
Interest rate contracts	Other assets	10.1	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17.0	Other current liabilities	9.6
Total fair value of derivative instruments		$166.4		$16.2

Although we do not offset derivative assets and liabilities within our consolidated balance sheets, our International Swap and Derivatives Association agreements provide for net settlement of transactions that are due to or from the same counterparty upon early termination of the agreement due to an event of default or other termination event. The following tables summarize the potential effect on our consolidated balance sheets of offsetting our foreign exchange forward contracts and interest rate contracts subject to such provisions:

December 31, 2017
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$48.8	$—	$48.8	$(26.3)	$—	$22.5
Derivative liabilities	(74.5)	—	(74.5)	26.3	—	(48.2)

December 31, 2016
				Gross Amounts Not Offset in the Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$166.4	$—	$166.4	$(16.2)	$—	$150.2
Derivative liabilities	(16.2)	—	(16.2)	16.2	—	—

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

7.	Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2017	December 31, 2016
Royalties	$22.5	$20.2
Payroll and employee benefits	149.9	121.3
Taxes payable	30.7	38.9
Rebates payable	99.1	69.5
Clinical	79.1	63.5
Manufacturing	41.1	52.4
Accrued restructuring costs	58.2	0.6
Other	158.8	141.6
	$639.4	$508.0

8.	Debt
On June 22, 2015, Alexion entered into a credit agreement (Credit Agreement) with a syndicate of banks, which provides for a $3,500.0 term loan facility and a $500.0 revolving credit facility maturing in five years. Borrowings under the term loan are payable in quarterly installments equal to 1.25% of the original loan amount, beginning December 31, 2015. Final repayment of the term loan and revolving credit loans are due on June 22, 2020. In addition to borrowings in which prior notice is required, the revolving credit facility includes a sublimit of $100.0 in the form of letters of credit and borrowings on same-day notice, referred to as swingline loans, of up to $25.0. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. With the consent of the lenders and the administrative agent, and subject to satisfaction of certain conditions, we may increase the term loan facility and/or the revolving credit facility in an amount that does not cause our consolidated net leverage ratio to exceed the maximum allowable amount.
Under the Credit Agreement we may elect that the loans under the Credit Agreement bear interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case depending upon our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement). At December 31, 2017, the interest rate on our outstanding loans under the Credit Agreement was 3.07%. Our obligations under the credit facilities are guaranteed by certain of Alexion’s foreign and domestic subsidiaries and secured by liens on certain of Alexion’s and its subsidiaries’ equity interests, subject to certain exceptions.
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
In connection with entering into the Credit Agreement, we paid $45.5 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the years ended December 31, 2017 and 2016 was $9.2 and $10.3, respectively. Amortization expense associated with deferred financing costs for the year ended December 31, 2015 was not material.
We made principal payments of $175.0 during the year ended December 31, 2017. At December 31, 2017, we had $2,906.3 outstanding on the term loan and zero outstanding on the revolving facility. At December 31, 2017, we had open letters of credit of $2.2 that offset our borrowing availability on the revolving facility.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The contractual maturities of our long-term debt obligations due subsequent to December 31, 2017 are as follows:

Year
2018	$—
2019	150.0
2020	2,756.3

Based upon our intent and ability to make payments during 2017, we included $175.0 within current liabilities on our consolidated balance sheet as of December 31, 2017, net of current deferred financing costs.

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
Construction of the facility was completed and the building was placed into service in the first quarter 2016. The imputed interest rate on this facility lease obligation as of December 31, 2017 was approximately 11%. Associated with this arrangement, we recognized interest expense of $14.2, $14.0, and $4.9 for the year ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, our total facility lease obligation was $134.6 and $136.5, respectively, recorded within other current liabilities and facility lease obligation on our consolidated balance sheets.
Aggregate future minimum non-cancellable commitments under the New Haven facility lease obligation, as of December 31, 2017 are as follows:

Year
2018	$15.2
2019	15.5
2020	15.6
2021	15.9
2022	16.3
Thereafter	130.1
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into an agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.
The completion of the facility, including obtaining regulatory approval, is expected in the first half of 2019. As of December 31, 2017 and 2016, we recorded a construction-in-process asset of $180.6 and $118.4, respectively,

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

and an offsetting facility lease obligation of $159.1 and $106.8, respectively, associated with the manufacturing facility.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2017, we incurred $76.4 of payments to Lonza under this agreement, of which $9.9 was applied against the outstanding facility lease obligation and $66.5 was recognized as a prepayment of inventory. See Note 10 for minimum fixed payments due under Lonza agreements.
Boston Facility Lease Obligation
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space that is currently being constructed in Boston, Massachusetts. The term of the lease will commence upon the landlord's substantial completion of our premises and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet.
The landlord's construction of the building is in process and is expected to be completed during the first half of 2018. As of December 31, 2017, we recorded a construction-in-process asset of $64.1 and an offsetting facility lease obligation of $59.6 associated with our relative portion of the building in our consolidated balance sheet.
Aggregate future minimum non-cancellable commitments under the Boston facility lease obligation, as of December 31, 2017 are as follows:

Year
2018	$—
2019	4.3
2020	6.6
2021	6.7
2022	6.8
Thereafter	63.6

10.	Commitments and Contingencies
Commitments
License Agreements
We have entered into a number of license agreements since in order to advance and obtain technologies and services related to our business. License agreements generally require us to pay an initial fee and certain agreements call for future payments upon the attainment of agreed upon development and/or commercial milestones. These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Due to the early stage of the assets we are licensing, we recorded expense for the upfront payment of $40.0 during the fourth quarter 2017. In addition, as of December 31, 2017, we could be required to pay an additional $160.0 for each target developed, subject to achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales.
In March 2015, we entered into an agreement with a third party that allowed us to exercise an option with another third party for exclusive, worldwide, perpetual license rights to a specialized technology and other intellectual property, and we simultaneously exercised the option. Due to the early stage of these assets, we recorded expense for the payments of $47.0 during the first quarter 2015.
In March 2015, we entered into a collaboration agreement with a third party that allows us to identify and optimize drug candidates. Alexion will have the exclusive worldwide rights to develop and commercialize products

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

arising from the collaboration. Due to the early stage of the assets we are licensing in connection with the collaboration, we recorded expense for the upfront payment of $15.0 during the first quarter 2015. In the third quarter of 2017 we terminated our partnership with this third party.
In January 2015, we entered into a license agreement with a third party to obtain an exclusive research, development and commercial license for specific therapeutic molecules. Due to the early stage of these assets, we recorded expense for the upfront payment of $50.0 during the first quarter 2015. In addition, we could be required to pay up to an additional $822.0 if certain development, regulatory, and commercial milestones are met over time, as well as royalties on commercial sales.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of Soliris and Strensiq. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,098.9. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $27.3 with other third party manufacturers.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the U.S. Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, we received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion’s compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations.
The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws.
At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of any such loss or range of loss, or the cost of the of the ongoing investigation. Any determination that our operations or activities are not in compliance with the existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. Defendants’ moved to dismiss the Amended Complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017.  Defendants’ motion to dismiss is now fully briefed and pending before the court. Given the early stages of this litigation, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
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
In June 2017, we received a demand to inspect certain Company books and records pursuant to Section 220 of the General Corporation Law of the State of Delaware on behalf of a purported stockholder. Among other things, the demand seeks to determine whether to institute a derivative lawsuit against certain of the Company’s directors and officers in relation to the investigation by our Audit and Finance Committee announced in November 2016 and the investigations instituted by the SEC, DOJ, U.S. Attorney’s Office for the District of Massachusetts, and Brazilian law enforcement officials that are described above. The Company has responded to the demand. Given the early stages of this matter, management does not currently believe that a loss related to this matter is probable or that the potential magnitude of such loss or range of loss, if any, can be reasonably estimated.
In March 2013, we received a Warning Letter (Warning Letter) from the U.S. Food and Drug Administration (FDA) regarding compliance with current Good Manufacturing Practices (cGMP) at ARIMF. In October 2017, Alexion received notification from the FDA that the Warning Letter had been resolved. As previously announced, we plan to close ARIMF to align our manufacturing facilities with our ongoing multi-product network manufacturing strategy, which utilizes manufacturing operations in the U.S. and Ireland, and manufacturing capacity through manufacturing partners.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that Alexion had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

revenues for the period between 2009 and 2017. The amount of excess revenues was not material. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any potential impact to Soliris revenues in Canada relating to any potential future price reduction.
In the second quarter 2017, we recorded an immaterial out of period adjustment of approximately $6.0 for distribution fees related to importation expenses. These fees were recorded as accrued expenses in our consolidated balance sheet as of December 31, 2017.
Operating Leases
As of December 31, 2017, we have operating leases for office and laboratory space in U.S. and foreign locations to support our operations as a global organization.
Aggregate lease expense was $27.2, $29.3 and $27.8 for the years ended December 31, 2017, 2016 and 2015, respectively. Lease expense is being recorded on a straight-line basis over the applicable lease terms.
Aggregate future minimum annual rental payments, for the next five years and thereafter under non-cancellable operating leases (including facilities and equipment) as of December 31, 2017 are:

Year
2018	$22.3
2019	15.5
2020	9.5
2021	6.7
2022	6.5
Thereafter	17.9

11.	Income Taxes
The income tax expense is based on income before income taxes as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$(43.9)	$(164.6)	$(125.4)
Non-U.S.	591.7	740.8	623.5
	$547.8	$576.2	$498.1
During the fourth quarter of 2013, in connection with the centralization of our global supply chain and technical operations in Ireland, our U.S. parent company became a direct partner in a captive foreign partnership. The partnership income, which is derived in foreign jurisdictions, is classified as “non-U.S. income” for purposes of financial reporting. Substantially all non-U.S. income relates to income from our captive foreign partnership.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The components of the income tax expense are as follows:

	Year Ended December 31,
	2017	2016	2015
Domestic
Current	$42.9	$3.4	$(87.6)
Deferred	7.2	107.6	388.9
	50.1	111.0	301.3
Foreign
Current	107.5	69.1	49.0
Deferred	(53.1)	(3.3)	3.4
	54.4	65.8	52.4
Total
Current	150.4	72.5	(38.6)
Deferred	(45.9)	104.3	392.3
	$104.5	$176.8	$353.7
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.
We continue to pay cash taxes in U.S. Federal, various U.S. state, and foreign jurisdictions where we have utilized all of our tax attributes or have met the applicable limitation for attribute utilization.
At December 31, 2017, we have tax effected federal and state net operating loss carryforwards of $2.1 and $4.9, respectively. Our NOL’s expire between 2021 and 2036. We also have federal and state income tax credit carryforwards of $449.3 and $6.6, respectively. These income tax credits expire between 2024 and 2037.
The provision (benefit) for income taxes differs from the U.S. federal statutory tax rate. The reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.5%	4.1%	(0.8)%
Foreign income tax rate differential	(28.7)%	(33.8)%	(32.5)%
Tax credits, net of nondeductible expenses	(10.7)%	(6.0)%	(7.6)%
Foreign income tax credits	(6.1)%	(8.4)%	(7.6)%
Foreign income subject to U.S. taxation	48.2%	26.6%	24.3%
U.S. deferred taxes on foreign earnings	34.2%	16.5%	60.1%
Re-measurement of deferred taxes as a result of the Tax Act	(53.4)%	—%	—%
Other permanent differences	(0.9)%	(3.3)%	0.1%
Effective income tax rate	19.1%	30.7%	71.0%
In December 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted into law. The Tax Act decreased the US federal corporate tax rate to 21.0%, imposed a minimum tax on foreign earnings related to intangible assets (GILTI), a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. With regard to the GILTI minimum tax, foreign earnings are reduced by the profit attributable to tangible assets and a deductible allowance of up to 50.0%, subject to annual limitations. We have elected to account for the impact of the minimum tax in deferred taxes, and to account for the deductible allowance and tangible asset profit reduction in the period realized.
At December 31, 2017, the Tax Act resulted in an increase to tax expense and the effective tax rate of $45.8 and 8.4%, respectively:

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

(a)
Income tax expense increased $177.9 or 32.5% related to the transition tax on unremitted earnings imposed by the Tax Act. This increase includes foreign income subject to US tax of $195.6, partially offset by a related benefit of foreign tax credits of $17.7.

(b)
The decrease to the U.S. federal tax rate resulted in a decrease to deferred tax expense of $292.4 or (53.4)%. This decrease includes the $121.3 or 22.1% benefit of re-measuring domestic deferred taxes and an additional decrease attributable to re-measuring deferred taxes on foreign earnings of $171.1 or 31.2%.

(c)	Other permanent differences includes a decrease to tax expense of $5.1 or 0.9% related to the re-measurement of income taxes payable as a result of changes in U.S. federal tax rates under the Tax Act.

(d)
The enactment of the GILTI minimum tax increased US deferred taxes on foreign earnings $165.4 or 30.2%. This increase includes deferred tax expense related to the GILTI minimum tax of $236.9. This deferred expense is partially offset by a related decrease to deferred expense for the release of reserves for uncertain tax positions of $71.5.

In addition, in 2017, we concluded the IRS examination of our 2013 and 2014 tax years. Conclusion of the IRS examination resulted in a decrease to our 2017 effective tax rate of approximately 3.6% for the year ended December 31, 2017.
Income tax expense for the year ended December 31, 2016 includes the impact to deferred tax attributable to distributions from our captive foreign partnership of $119.3, which increased our 2016 effective tax rate by 20.7%. Income tax expense for the year ended December 31, 2015 includes a one-time charge of $315.6 related to the integration of Synageva assets into our captive foreign partnership, which increased our 2015 effective tax rate by approximately 63.0%.
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

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$4.9	$57.8
Income tax credits	442.5	536.5
Stock compensation	66.6	89.3
Accruals and allowances	97.7	91.1
Unrealized losses	6.6	—
Research and development expenses	7.2	15.3
Accrued royalties	74.2	22.9
	699.7	812.9
Valuation allowance	(3.4)	(3.6)
Total deferred tax assets	696.3	809.3
Deferred tax liabilities:
Depreciable assets	(75.2)	(95.3)
Unrealized gains	—	(43.3)
Investment in foreign partnership	(607.9)	(546.1)
Intangible assets	(285.6)	(502.4)
Total deferred tax liabilities	(968.7)	(1,187.1)
Net deferred tax (liability) asset	$(272.4)	$(377.8)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The decrease in our net operating losses is due to the utilization of historical net operating loss carryforwards. The decrease in income tax credits is primarily attributable to the utilization of foreign tax credits and Orphan Drug credits. The increase in our investment in foreign partnership deferred tax liability is due to the impact of the GILTI minimum tax on our captive foreign partnership.
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
The beginning and ending amounts of unrecognized tax benefits reconciles as follows:

	2017	2016	2015
Beginning of period balance	$138.9	$113.9	$28.7
Increases for tax positions taken during a prior period	5.6	3.4	1.9
Decreases for tax positions taken during a prior period	(85.8)	(1.1)	(0.1)
Increases for tax positions taken during the current period	19.3	22.8	85.3
Decreases for tax positions related to settlements	(15.8)	—	(1.0)
Decreases for tax positions related to lapse of statute	(1.3)	(0.1)	(0.9)
	$60.9	$138.9	$113.9
The total amount of accrued interest and penalties was not significant as of December 31, 2017. The total amount of tax benefit recorded during 2017, 2016, and 2015 which related to unrecognized tax benefits was $27.1, $21.5, and $82.7, respectively. All of our unrecognized tax benefits, if recognized, would have a favorable impact on the effective tax rate.
The $85.8 decrease for tax positions taken during a prior period is primarily related to the impact of tax reform on the deferred tax accounting for our foreign captive partnership. The $15.8 decrease for tax positions related to settlements is primarily related to settlement of the routine IRS audit of the 2013 and 2014 tax years. This decrease includes amounts recorded for 2015 and 2016 positions that were effectively settled as a result of concluding the audit.
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
We have incorporated the impact of the Tax Act in our results or have calculated provisional amounts for the tax effects of the Tax Act that can be reasonably estimated, but not completed, for the year ended December 31, 2017. Our accounting for the Tax Act is incomplete as follows:

(a)
We have calculated a reasonable estimate of the one-time transition tax on previously unremitted earnings, which resulted in an increase to U.S. Federal tax expense of $177.9 and an increase to taxes payable, net of tax credits, of $28.0. Our initial accounting for the transition tax is incomplete because there is uncertainty regarding the calculation of the amounts subject to the tax. Additional analysis of this provision of the law, as well as recently released interpretive guidance and its application to the Company are required to complete our accounting.

(b)
We have calculated a reasonable estimate of the impact of the GILTI minimum tax on deferred taxes, which resulted in an increase to U.S. Federal tax expense and the deferred tax liability of $236.9. Our initial accounting for the minimum tax is incomplete because there is uncertainty regarding the calculation of the temporary differences that will be subject to the minimum tax. Additional analysis regarding the computation of these temporary differences and the expected timing and manner of their realization is required to complete our accounting.

(c)
We have calculated a reasonable estimate of the Tax Act’s limits on deductions for employee remuneration, including remuneration in kind, which resulted in an insignificant impact to tax expense, taxes payable, and deferred taxes. Our initial accounting for these limits is incomplete because there is uncertainty regarding

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

the value of the deduction-limited remuneration. Additional analysis regarding whether employee remuneration arrangements and agreements are deductible under the Tax Act is required to complete our accounting. We do not anticipate this item to have a material impact on our financial condition and results of operations.

(d)
We have calculated a reasonable estimate of the impact of the Tax Act to U.S. state income taxes, which resulted in an increase to tax expense, taxes payable, and deferred taxes of $2.9, $2.2, and $0.7, respectively. We have interpreted the effect of the Tax Act’s changes to federal law on each U.S. state’s system of taxation as of the date of enactment. However, additional analysis is required to determine the effect of modifications to federal deductions and income inclusions on these systems.

(e)
We have calculated the deferred tax liability related to our interest in the foreign captive partnership consistent with prior periods.  We are considering the indirect effects of the Tax Act on this calculation.  As a result, the deferred tax liability we have recorded as of December 31, 2017 of $533.4 related to our foreign captive partnership is provisional.  Additional analysis of the direct and indirect effects of the Tax Act is required to complete our accounting for this item.

We file federal and state income tax returns in the U.S. and in numerous foreign jurisdictions. The U.S. and foreign jurisdictions have statutes of limitations ranging from 3 to 6 years. However, the limitation period could be extended due to our tax attribute carryforward position in a number of our jurisdictions. The tax authorities generally have the ability to review income tax returns for periods where the limitation period has previously expired and can subsequently adjust tax attribute values.
In 2017, the IRS commenced an examination of our U.S. income tax returns for 2015. We anticipate this audit will conclude within the next twelve months. We have not been notified of any significant adjustments proposed by the IRS.
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. In the fourth quarter 2017, we recorded a one-time U.S. federal transition tax of $177.9 imposed on the undistributed earnings of our CFC subsidiaries as required by the Tax Act. In addition, we recorded an immaterial tax expense related to the incremental withholding, foreign local and U.S. state income taxes we would expect to incur on a dividend distribution of these earnings to the U.S. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes. This impact of the Tax Act, and others, have been recorded on a provisional basis.

12.	Share-based Compensation
2017 Incentive Plan
The 2017 Plan was approved by our stockholders in May 2017 and replaced the 2004 Plan effective May 10, 2017. The 2017 Plan is a broad based plan that provides for the grant of equity awards including restricted stock and restricted stock units (collectively referred to as Restricted Stock), incentive and non-qualified stock options, and other stock-related awards to our directors, officers, key employees and consultants, for up to a maximum of 18.2 shares in addition to awards outstanding under the 2004 Incentive Plan on or after March 14th 2017 that are subsequently canceled, cash settled, expired, forfeited, or otherwise terminated without the delivery of such shares, subject to the limitations in the 2017 Plan. Stock options granted under the 2017 Plan have a maximum contractual term of ten years from the date of grant, have an exercise price not less than the fair value of the stock on the grant date and generally vest over four years. Restricted stock awards also generally vest over four years, with performance-based restricted stock units having a three-year vesting period.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

Stock Options
A summary of the status of our stock option plans at December 31, 2017, and changes during the year then ended is presented in the table and narrative below:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	6.7	$116.65
Granted	0.7	127.48
Exercised	(1.2)	60.70
Forfeited and canceled	(0.9)	156.86
Outstanding at December 31, 2017	5.3	$124.71	5.3	$95.2
Vested and unvested expected to vest at December 31, 2017	5.2	$124.44	5.3	$95.1
Exercisable at December 31, 2017	4.0	$119.57	4.5	$94.2
Total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $88.9, $41.7 and $168.3, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $61.5, $58.1 and $51.0, respectively.
The fair value of options at the date of grant was estimated using the Black-Scholes model with the following ranges of weighted average assumptions:

	December 31,	December 31,	December 31,
	2017	2016	2015
Expected life in years	4.07 - 4.29	3.82 - 6.29	3.57 - 9.00
Interest rate	1.64% - 1.92%	0.87% - 1.66%	0.84% - 2.17%
Volatility	38.78% - 39.01%	33.45% - 37.61%	33.35% - 38.13%
Dividend yield	—	—	—
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
The weighted average fair value at the date of grant for options granted during the years ended December 31, 2017, 2016 and 2015 was $42.59, $41.46 and $53.03 per option, respectively.
Restricted Stock
A summary of the status of our nonvested Restricted Stock and changes during the period then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Restricted Stock at December 31, 2016	2.5	$149.48
Shares granted	3.1	125.39
Shares forfeited	(1.0)	137.27
Shares vested	(1.0)	153.90
Nonvested Restricted Stock at December 31, 2017	3.6	$130.75

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The fair value of restricted stock at the date of grant is based on the fair market value of the shares of common stock underlying the awards on the date of grant. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015, including restricted stock units with performance conditions, was $125.39, $133.35 and $184.09 per share, respectively. The total fair value of restricted stock vested during the years ended December 31, 2017, 2016 and 2015 was $157.0, $124.4 and $135.3, respectively.
We also grant market-based performance awards to senior management which provide the recipient the right to receive restricted stock at the end of a three year performance period, based on pre-established market-based performance goals. We use payout simulation models to estimate the grant date fair value of the awards. Expense recognized for market-based performance awards was not material for the years ended December 31, 2017, 2016 and 2015.
Employee Stock Purchase Plan
During 2015, the Company adopted the ESPP under which employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85.0% of the fair market value of our common stock on the offering date or the purchase date with a six month look-back feature. Under the ESPP, up to 1.0 shares of common stock may be issued to eligible employees who elect to participate in the purchase plan. Shares issued and compensation expense recognized under the ESPP for the years ended December 31, 2017, 2016 and 2015 were not material.
Share-Based Compensation Expense
The following table summarizes the share-based compensation expense in the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$11.1	$11.1	$6.7
Research and development	76.4	57.6	64.2
Selling, general and administrative	155.6	123.6	156.2
Total share-based compensation expense	243.1	192.3	227.1
Income tax effect	(89.3)	(70.3)	(83.7)
Total share-based compensation expense, net of tax	$153.8	$122.0	$143.4
Share-based compensation expense capitalized to inventory during the years ended December 31, 2017, 2016 and 2015 was $15.4, $12.1, and $7.9, respectively.
As of December 31, 2017, there was $344.9 of total unrecognized share-based compensation expense related to non-vested share-based compensation arrangements granted under our share-based compensation plans. The expense is expected to be recognized over a weighted-average period of 2.44 years.

13.	Stockholders’ Equity
Common Stock
In June 2015, in connection with our acquisition of Synageva, we issued 26.1 shares of common stock to former Synageva stockholders and employees. The fair value of the stock was $4,913.8, and we incurred $4.1 of issuance costs.
Share Repurchases
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company’s discretion. In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. Under the program, we repurchased 4.0 and 3.1 shares of our common stock at a cost of $463.6 and $430.6 during the years ended December 31, 2017 and 2016, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

Subsequent to December 31, 2017, we repurchased 0.7 shares of common stock under our repurchase program at a cost of $85.0. As of February 8, 2018, there is a total of $451.4 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

14.	Other Comprehensive Income and Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI, by component, for the years ended December 31, 2017, 2016 and 2015:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Marketable Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2014	$(16.6)	$(0.2)	$87.3	$(13.7)	$56.8
Other comprehensive income before reclassifications	(1.6)	(0.5)	110.5	(6.3)	102.1
Amounts reclassified from other comprehensive income	8.6	(0.1)	(105.1)	—	(96.6)
Net other comprehensive income (loss)	7.0	(0.6)	5.4	(6.3)	5.5
Balances, December 31, 2015	$(9.6)	$(0.8)	$92.7	$(20.0)	$62.3
Other comprehensive income before reclassifications	2.6	0.2	46.4	(4.3)	44.9
Amounts reclassified from other comprehensive income	0.3	0.2	(47.2)	—	(46.7)
Net other comprehensive income (loss)	2.9	0.4	(0.8)	(4.3)	(1.8)
Balances, December 31, 2016	$(6.7)	$(0.4)	$91.9	$(24.3)	$60.5
Other comprehensive income before reclassifications	0.5	(0.2)	(88.2)	8.4	(79.5)
Amounts reclassified from other comprehensive income	1.4	0.8	(17.6)	—	(15.4)
Net other comprehensive income (loss)	1.9	0.6	(105.8)	8.4	(94.9)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)

The table below provides details regarding significant reclassifications from AOCI during the years ended December 31, 2017, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the year ended December 31,			Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2015
Unrealized Gains (Losses) on Hedging Activity
Effective portion of foreign exchange contracts	$28.9	$73.0	$117.9	Net product sales
Ineffective portion of foreign exchange contracts	—	—	2.2	Other income (expense)
Effective portion of interest rate swap contracts	(1.8)	(0.2)	—	Interest expense
	27.1	72.8	120.1
	(9.5)	(25.6)	(15.0)	Income tax expense
	$17.6	$47.2	$105.1
Defined Benefit Pension Items
Amortization of prior service costs and actuarial losses	$(0.4)	$(0.5)	$(1.3)	(a)
Curtailment	(1.8)	—	(10.1)	(a)
	(2.2)	(0.5)	(11.4)
	0.8	0.2	2.8	Income tax expense
	$(1.4)	$(0.3)	$(8.6)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at December 31, 2017
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Commercial paper	$9.5	$—	$9.5	$—
Cash equivalents	Reverse repurchase agreements	$27.0	$—	$27.0	$—
Cash equivalents	Corporate bonds	$1.2	$—	$1.2	$—
Cash equivalents	Other government-related obligations	$5.0	$—	$5.0	$—
Marketable securities	Mutual funds	$18.5	$18.5	$—	$—
Marketable securities	Commercial paper	$6.5	$—	$6.5	$—
Marketable securities	Corporate bonds	$431.3	$—	$431.3	$—
Marketable securities	Other government-related obligations	$421.3	$—	$421.3	$—
Marketable securities	Bank certificates of deposit	$11.8	$—	$11.8	$—
Marketable securities	Equity securities	$0.3	$0.3	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$22.9	$—	$22.9	$—
Other assets	Foreign exchange forward contracts	$4.1	$—	$4.1	$—
Other current liabilities	Foreign exchange forward contracts	$48.5	$—	$48.5	$—
Other liabilities	Foreign exchange forward contracts	$26.0	$—	$26.0	$—
Prepaid expenses and other current assets	Interest rate contracts	$9.3	$—	9.3	$—
Other assets	Interest rate contracts	$12.5	$—	12.5	$—
Contingent consideration	Acquisition-related contingent consideration	$168.9	$—	$—	$168.9

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

		Fair Value Measurement at December 31, 2016
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$266.0	$—	$266.0	$—
Cash equivalents	Commercial paper	$70.3	$—	$70.3	$—
Cash equivalents	Corporate bonds	$10.0	$—	$10.0	$—
Cash equivalents	Municipal bonds	$39.7	$—	$39.7	$—
Marketable securities	Mutual funds	$13.7	$13.7	$—	$—
Marketable securities	Commercial paper	$43.9	$—	$43.9	$—
Marketable securities	Corporate bonds	$113.3	$—	$113.3	$—
Marketable securities	Municipal bonds	$51.1	$—	$51.1	$—
Marketable securities	Other government-related obligations	$99.4	$—	$99.4	$—
Marketable securities	Bank certificates of deposit	$5.0	$—	$5.0	$—
Marketable securities	Equity securities	$1.1	$1.1	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$97.1	$—	$97.1	$—
Other assets	Foreign exchange forward contracts	$58.8	$—	$58.8	$—
Other current liabilities	Foreign exchange forward contracts	$12.0	$—	$12.0	$—
Other liabilities	Foreign exchange forward contracts	$3.7	$—	$3.7	$—
Prepaid expenses and other current assets	Interest rate contracts	$0.4	$—	$0.4	$—
Other assets	Interest rate contracts	$10.1	$—	$10.1	$—
Other current liabilities	Interest rate contracts	$0.5	$—	$0.5	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$23.8	$—	$—	$23.8
Contingent consideration	Acquisition-related contingent consideration	$129.1	$—	$—	$129.1

There were no securities transferred between Level 1, 2 and 3 during the year ended December 31, 2017.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy consist of money market funds, commercial paper, municipal bonds, repurchase agreements, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

Contingent consideration liabilities related to acquisitions are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of December 31, 2017, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt ranging from 4.2% to 4.7% for developmental milestones and a weighted average cost of capital ranging from 9% to 21% for sales-based milestones.
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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $741.0 if all development, regulatory and sales-based milestones are reached. As of December 31, 2017, the fair value of acquisition-related contingent consideration was $168.9. The following table represents a roll-forward of our acquisition-related contingent consideration:

2017
Balance at beginning of period	$(152.9)
Milestone payments	25.0
Changes in fair value	(41.0)
Balance at end of period	$(168.9)

In the second quarter 2017, a sales-based milestone associated with our acquisition of Enobia Pharma Corp was achieved. In connection with such achievement, we made a $25.0 milestone payment in the third quarter 2017.

16.	Employee Benefit Plans
Deferred Compensation Plan
We have a nonqualified deferred compensation plan which allows certain highly-compensated employees to make voluntary deferrals of up to 80% of their base salary and incentive bonuses. The plan is designed to work in conjunction with the 401(k) plan and provides for a total combined employer match of up to 6% of an employee’s eligible earnings, up to the IRS annual 401(k) contribution limitations. Deferred compensation amounts under this plan as of December 31, 2017 and 2016 were $18.5 and $13.7, respectively, and are included in other liabilities within the consolidated balance sheets. Employer matching contributions under the plan for the years ended December 31, 2017, 2016 and 2015 were not material.
Defined Contribution Plan
We have one qualified 401(k) plan covering all eligible employees. Under the plan, employees may contribute up to the statutory allowable amount for any calendar year. We make matching contributions equal to $1.00 for each dollar contributed up to the first 6% of an individual’s base salary and incentive cash bonus up to the annual IRS maximum. For the years ended December 31, 2017, 2016 and 2015, we recorded matching contributions of approximately $15.9, $16.7, and $11.5 respectively.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
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
In 2017 and 2015 we recorded the impacts of a curtailment related to our Swiss plan as a result of a reduction of employees due to restructuring events as discussed in Note 17, “Restructuring”.
The following table sets forth the funded status and the amounts recognized for defined benefit plans, including the impacts of the 2017 and 2015 curtailments:

	December 31,
	2017	2016
Change in benefit obligation:
Projected benefit obligation, beginning of year	$48.4	$45.0
Service cost	7.8	8.2
Curtailment	(9.6)	—
Plan amendment	—	(4.0)
Other	(3.2)	(0.8)
Projected benefit obligation, end of year	$43.4	$48.4
Accumulated benefit obligation, end of year	$39.4	$41.4

	December 31,
	2017	2016
Change in plan assets:
Fair value of plan assets, beginning of year	$28.2	$21.6
Employer contributions	4.3	3.4
Plan participants' contributions	1.5	1.6
Curtailment	(6.6)	—
Other	(3.2)	1.6
Fair value of plan assets, end of year	$24.2	$28.2
Funded status at end of year	$(19.2)	$(20.2)
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
At December 31, 2017, we have recorded a liability of $19.2 in other noncurrent liabilities and a charge to accumulated other comprehensive income, net of tax, of $4.8 related to an additional minimum liability.

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

The following table provides the weighted average assumptions used to calculate net periodic benefit cost and the actuarial present value of projected benefit obligations:

	December 31,
	2017	2016
Weighted average assumptions - Net Periodic Benefit Cost:
Discount rate	0.7%	0.6%
Long term rate of return on assets	3.0%	3.0%
Rate of compensation increase	1.4%	1.4%
Weighted average assumptions - Projected Benefit Obligation:
Discount Rate	0.8%	0.7%
Rate of compensation increase	1.3%	1.4%
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
The components of net periodic benefit cost are as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost	$7.8	$8.2	$9.7
Employee contributions	(1.5)	(1.6)	(1.7)
Amortization of prior service costs	(0.4)	—	—
Curtailment	(1.1)	—	(2.0)
Amortization and deferral of actuarial gain	0.8	0.9	1.3
Other	$(0.6)	$(0.8)	$(0.3)
Total net periodic benefit cost	$5.0	$6.7	$7.0

Other changes in plan assets and benefit obligations recognized in AOCI are as follows:

Amount included in AOCI - December 31, 2015	$(9.6)
Prior service cost	(0.4)
Plan amendment	4.1
Amortization of net gain	0.9
Curtailment	—
Taxes	(1.2)
Other	(0.5)
Amount included in AOCI - December 31, 2016	$(6.7)
Prior service cost	(0.4)
Plan amendment	—
Amortization of net gain	0.8
Curtailment	1.9
Taxes	(0.6)
Other	0.2
Amount included in AOCI - December 31, 2017	$(4.8)

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

We estimate that we will pay employer contributions of approximately $3.2 in 2018. The expected future benefits to be paid in respect of the pension plans as of December 31, 2017 were as follows:

Year
2018	$2.2
2019	2.3
2020	2.0
2021	1.9
2022	2.2
2023 to 2027	8.8

17.	Restructuring and Related Expenses
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20.0%. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including ARIMF and certain regional and country-based offices. We expect to pay substantially all accrued amounts related to the 2017 restructuring activities by the end of 2018.
In connection with the completion of our new corporate headquarters located in New Haven, Connecticut, we entered into a lease termination agreement for the previous corporate headquarters located in Cheshire, Connecticut during December 2015. As a result of this action, we recorded restructuring expense of $11.2 for contract termination costs in the fourth quarter of 2015.
In connection with the acquisition and integration of Synageva in 2015, we recorded restructuring expense of $13.3 primarily related to employee costs during 2015. Synageva related restructuring charges were not material in 2016.
In the fourth quarter of 2014 we announced plans to relocate our European headquarters from Lausanne, Switzerland to Zurich, Switzerland. The relocation of our European headquarters supports our operational needs based on growth in the European region. During the years ended December 31, 2016 and 2015, we incurred restructuring costs of $3.6 and $17.6 respectively, related to this event.
The following table summarizes the total expenses recorded related to the restructuring activities by type of activity and the locations recognized within the consolidated statements of operations:

	December 31, 2017				December 31, 2016				December 31, 2015
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of Sales	$—	$152.1	$—	$152.1	$—	$—	$—	$—	$—	$—	$—	$—
Research & Development	—	16.3	—	16.3	—	—	—	—	—	—	—	—
Selling , General and Administrative	—	10.9	—	10.9	—	—	—	—	—	—	—	—
Restructuring Expense	87.3	—	17.3	104.6	3.0	—	—	3.0	25.8	—	16.3	42.1
Other expense	—	—	2.6	2.6	—	—	—	—	—	—	—	—
	$87.3	$179.3	$19.9	$286.5	$3.0	$—	$—	$3.0	$25.8	$—	$16.3	$42.1

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

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
Other costs consist of contract termination expenses, relocation costs, and other costs incurred as a direct result of an exit plan.
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's consolidated balance sheets for the years ended December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Liability, beginning of year	$0.5	$—	$0.1	$0.6	$6.4	$—	$0.9	$7.3
Charges	88.2	179.3	19.9	287.4	—	—	2.8	2.8
Settlements	(34.0)	—	(15.6)	(49.6)	(4.8)	—	(4.9)	(9.7)
Adjustments to previous estimates	(0.9)	—	—	(0.9)	(1.1)	—	1.3	0.2
Non Cash Activity	—	(179.3)	—	(179.3)	—	—	—	—
Liability, end of year	$53.8	$—	$4.4	$58.2	$0.5	$—	$0.1	$0.6
The restructuring reserve of $58.2 and $0.6 is recorded in accrued expenses on the Company's consolidated balance sheet as of December 31, 2017 and 2016, respectively. We currently estimate incurring additional restructuring and related expenses in 2018 of approximately $30.0 to $70.0 related to the 2017 restructuring activities, primarily related to other costs. As we continue to execute our strategic business plan and global footprint, we may incur restructuring expenses in 2018 that are materially different from our current estimate.
As a result of the planned relocation of our corporate headquarters to Boston, Massachusetts, we are required to repay a forgivable loan and grant that were provided by the State of Connecticut Department of Economic Community Development in 2015 in connection with the construction of our current headquarters in New Haven, Connecticut. The loan and grant totaled $26.0 and were recognized, upon receipt, as a reduction in the cost of our New Haven facility-related fixed assets. As a result, the $26.0 repayment obligation was recorded in the third quarter 2017 with an offsetting increase in the carrying value of the related assets. We repaid this amount in the fourth quarter 2017. We could also be required to repay sales tax credits of approximately $3.5 to the state of Connecticut in connection with the relocation of our corporate headquarters.

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

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

Net Product Sales
Net product sales by product and significant geographic region are as follows:

	Year Ended December 31,			% Change
	2017	2016	2015	2017 compared to 2016	2016 compared to 2015
Soliris
United States	$1,235.0	$1,058.5	$943.6	16.7%	12.2%
Europe	985.2	939.7	838.3	4.8%	12.1%
Asia Pacific	328.1	303.8	274.0	8.0%	10.9%
Rest of World	595.8	541.2	534.3	10.1%	1.3%
	$3,144.1	2,843.2	2,590.2	10.6%	9.8%

Strensiq
United States	$280.1	$177.5	$7.7	57.8%	**
Europe	35.6	15.3	1.7	132.7%	**
Asia Pacific	18.6	13.0	2.4	43.1%	**
Rest of World	5.5	3.6	0.1	52.8%	**
	339.8	209.4	11.9	62.3%	**

Kanuma
United States	$42.4	$20.4	$—	107.8%	N/A
Europe	14.6	6.3	0.4	131.7%	**
Asia Pacific	2.7	1.3	—	107.7%	N/A
Rest of World	5.9	1.1	—	**	N/A
	$65.6	29.1	0.4	125.4%	**
Total Net Product Sales	3,549.5	3,081.7	2,602.5	15.2%	18.4%
** Percentages not meaningful

Long-Lived Assets
Long-lived assets consist of property, plant and equipment.

	December 31,
	2017	2016
United States	$455.9	$489.7
Europe	864.6	538.4
Other	4.9	7.5
	$1,325.4	$1,035.6

Alexion Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2017, 2016 and 2015
(amounts in millions except per share amounts)

19.	Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years ended December 31, 2017 and 2016:

	March 31		June 30		September 30		December 31
2017:
Revenues	$869.6		$912.7		$859.1		$909.7
Cost of sales	69.0		83.6		157.0	(1)	144.6	(1)
Operating expenses	588.6	(2)	602.4	(3)	622.0	(2)	656.5
Operating income	212.0		226.7	(4)	80.1		108.6
Net income	$170.1		$165.2		$78.0		$30.0	(3)
Earnings per common share
Basic	$0.76		$0.74		$0.35		$0.13
Diluted	$0.75		$0.73		$0.35		$0.13

	March 31		June 30		September 30		December 31
2016:
Revenues	$701.0		$753.2		$799.1		$830.8
Cost of sales	59.0		60.6		71.1		67.6
Operating expenses	476.2		497.8		548.7		635.7	(4)
Operating income	165.8		194.8		179.3		127.5
Net income	$92.2		$120.1		$94.3		$92.8
Earnings per common share
Basic	$0.41		$0.54		$0.42		$0.41
Diluted	$0.41		$0.53		$0.42		$0.41

(1)    Included within cost of sales for the third and fourth quarters 2017 are $83.0 and $69.1, respectively, of restructuring related expenses associated with the planned closure of the ARIMF facility.
(2)    Included within operating expenses for the first and third quarters 2017 are $23.8 and $79.4, respectively of restructuring and related expenses.
(3)     In 2017, we recognized tax expense of $45.8 as a result of the Tax Cuts and Jobs Act. Certain impacts of the Tax Act have been recorded on a provisional basis. See Note 11, “Income Taxes” for additional information.
(4)    Included within operating expenses for the second quarter 2017 and the fourth quarter of 2016 is an impairment charge of $31.0 and $85.0, respectively, associated with an early stage clinical indefinite-lived intangible asset.