Form 10-Q
period 2018-03-31
ALEXION PHARMACEUTICALS INC
filed 2018-04-26
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	222,500,663
Class	Outstanding as of April 23, 2018

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$511.8	$584.4
Marketable securities	1,079.1	889.7
Trade accounts receivable, net	776.7	726.5
Inventories	456.5	460.4
Prepaid expenses and other current assets	327.9	292.9
Total current assets	3,152.0	2,953.9
Property, plant and equipment, net	1,379.3	1,325.4
Intangible assets, net	3,874.1	3,954.4
Goodwill	5,037.4	5,037.4
Other assets	387.4	312.2
Total assets	$13,830.2	$13,583.3
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$57.1	$70.8
Accrued expenses	582.8	639.4
Current portion of long-term debt	167.5	167.4
Current portion of contingent consideration	68.8	—
Other current liabilities	65.8	74.9
Total current liabilities	942.0	952.5
Long-term debt, less current portion	2,678.8	2,720.7
Contingent consideration	152.8	168.9
Facility lease obligation	350.2	342.9
Deferred tax liabilities	442.7	365.0
Other liabilities	151.0	140.2
Total liabilities	4,717.5	4,690.2
Commitments and contingencies (Note 17)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 235.2 and 234.3 shares issued as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	8,350.9	8,290.3
Treasury stock, at cost, 12.7 and 12.0 shares as of March 31, 2018 and December 31, 2017, respectively	(1,689.9)	(1,604.9)
Accumulated other comprehensive income (loss)	(45.7)	(34.4)
Retained earnings	2,497.4	2,242.1
Total stockholders' equity	9,112.7	8,893.1
Total liabilities and stockholders' equity	$13,830.2	$13,583.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended March 31,
	2018	2017
Net product sales	$930.4	$869.1
Other revenue	0.5	0.5
Total revenues	930.9	869.6
Cost of sales	91.6	69.0
Operating expenses:
Research and development	176.6	219.5
Selling, general and administrative	257.1	261.8
Amortization of purchased intangible assets	80.0	80.0
Change in fair value of contingent consideration	52.7	3.5
Restructuring expenses	5.5	23.8
Total operating expenses	571.9	588.6
Operating income	267.4	212.0
Other income and expense:
Investment income	105.8	3.9
Interest expense	(24.1)	(23.5)
Other income	2.5	1.6
Income before income taxes	351.6	194.0
Income tax expense	102.5	23.9
Net income	$249.1	$170.1
Earnings per common share
Basic	$1.12	$0.76
Diluted	$1.11	$0.75
Shares used in computing earnings per common share
Basic	222.1	224.6
Diluted	223.7	226.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2018	2017
Net income	$249.1	$170.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	3.8	2.7
Unrealized (losses) gains on debt securities	(0.4)	0.6
Unrealized gains on pension obligation	0.7	—
Unrealized losses on hedging activities, net of tax of $(4.9), and $(15.3), respectively	(15.4)	(27.8)
Other comprehensive loss, net of tax	(11.3)	(24.5)
Comprehensive income	$237.8	$145.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$249.1	$170.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	101.5	99.6
Change in fair value of contingent consideration	52.7	3.5
Share-based compensation expense	51.3	53.7
Deferred taxes	88.8	(1.1)
Unrealized foreign currency gain	(1.4)	(15.1)
Unrealized (gain) loss on forward contracts	(3.7)	10.6
Unrealized gain on equity investments	(100.5)	—
Other	6.7	2.5
Changes in operating assets and liabilities:
Accounts receivable	(42.7)	(3.3)
Inventories	3.9	(19.2)
Prepaid expenses and other assets	(32.7)	(12.6)
Accounts payable, accrued expenses and other liabilities	(73.7)	19.2
Net cash provided by operating activities	299.3	307.9
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(342.8)	(700.0)
Proceeds from maturity or sale of available-for-sale debt securities	155.0	281.5
Purchases of mutual funds related to nonqualified deferred compensation plan	(5.2)	(3.4)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	2.8	1.0
Purchases of property, plant and equipment	(66.6)	(74.4)
Other	2.1	—
Net cash used in investing activities	(254.7)	(495.3)
Cash flows from financing activities:
Payments on term loan	(43.8)	(43.8)
Repurchases of common stock	(85.0)	(68.1)
Net proceeds from issuance of common stock under share-based compensation arrangements	9.4	47.3
Other	(4.1)	(4.1)
Net cash used in financing activities	(123.5)	(68.7)
Effect of exchange rate changes on cash	6.3	3.2
Net change in cash and cash equivalents and restricted cash	(72.6)	(252.9)
Cash and cash equivalents and restricted cash at beginning of period	586.3	968.0
Cash and cash equivalents and restricted cash at end of period	$513.7	$715.1

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$15.0	$39.4
Accrued expenses for purchases of property, plant and equipment	$32.1	$30.5
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. In the current year the Company’s rounding presentation of reported amounts have changed. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed within Note 7, Marketable Securities, Note 9, Other Investments, and Note 13, Revenue Recognition.
Reclassifications
Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
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
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the "Act"), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018.
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. We adopted the new standard on January 1, 2018 and will apply the new guidance prospectively to transactions occurring after adoption. We anticipate that the adoption of this new standard will result in more transactions being accounted for as asset acquisitions.
In January 2016, the FASB issued a new standard that changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value, or at cost adjusted for changes in observable prices minus impairment. We adopted the new standard on January 1, 2018, and have elected to measure our current equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment. In connection with the adoption of the new standard, we reclassified an immaterial amount of unrealized gains on equity securities from other comprehensive income to retained earnings. The guidance related to equity investments without readily determinable fair values was applied prospectively to equity investments that existed as of the date of adoption. During the first quarter 2018, we assessed our equity investments without readily determinable fair values for observable price changes and impairment. Refer to Note 9, Other Investments, for further details.
In March 2017, the FASB issued a new standard that improves the presentation of net periodic pension cost and net periodic post retirement benefit cost by requiring the bifurcation of net benefit cost. Under the new standard, the service cost component of net benefit cost will be presented with other employee costs in operating expenses; while other components will be reported separately in other income and expense. We adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated statements of operations.
In November 2016, the FASB issued a new standard that clarifies how entities should present restricted cash in the statement of cash flows. Under the new standard, changes in total cash, inclusive of restricted cash, should be

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

reflected in the statement of cash flows. As a result, transfers between cash and restricted cash will no longer be reflected as activity within the statement of cash flows. We adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated statements of cash flows.
Impacts of the New Revenue Standard
We adopted the new revenue standard by applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net increase to opening equity of $6.0 as of January 1, 2018 due to the cumulative impact of adopting this new standard.
The impact to revenues for the three months ended March 31, 2018 was an increase of $3.6 as a result of adopting the new standard. The new standard also resulted in a decrease of $14.3 in deferred revenue as of March 31, 2018. The impact of adopting the new standard for the three-months ended March 31, 2018 primarily results from the earlier recognition of revenue associated with customers arrangements for which pricing negotiations are ongoing. Under prior revenue guidance, these amounts would have been deferred due to the lack of a fixed and determinable price. Under the new standard, such arrangements are accounted for as variable consideration.
The adoption of the new revenue standard did not have a material impact on any other balances within the condensed consolidated financial statements as of and for the three-months ended March 31, 2018.

3.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	March 31,	December 31,
	2018	2017
Raw materials	$5.3	$4.7
Work-in-process	161.8	148.6
Finished goods	289.4	307.1
	$456.5	$460.4

4.	Intangible Assets and Goodwill

The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		March 31, 2018			December 31, 2017
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing Rights	5-8	$31.0	$(28.7)	$2.3	$31.0	$(28.5)	$2.5
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(839.0)	3,871.5	4,710.5	(758.9)	3,951.6
Other intangibles	5	0.4	(0.1)	0.3	0.4	(0.1)	0.3
Total		$4,752.4	$(878.3)	$3,874.1	$4,752.4	$(798.0)	$3,954.4
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4

Amortization expense was $80.3 and $80.1 for the three months ended March 31, 2018 and 2017, respectively. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $240.9 for the nine months ending December 31, 2018, and approximately $320.0 for each of the years ending December 31, 2019 through December 31, 2023.

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
In connection with entering into the Credit Agreement, we paid $45.5 in financing costs which are being amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for each of the three months ended March 31, 2018 and 2017 was $2.3.
We made principal payments of $43.8 during the three months ended March 31, 2018. As of March 31, 2018, we had $2,862.5 outstanding on the term loan. As of March 31, 2018, we had open letters of credit of $1.8, that offset our availability in the revolving facility.
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
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Net income used for basic and diluted calculation	$249.1	$170.1
Shares used in computing earnings per common share—basic	222.1	224.6
Weighted-average effect of dilutive securities:
Stock awards	1.6	1.6
Shares used in computing earnings per common share—diluted	223.7	226.2
Earnings per common share:
Basic	$1.12	$0.76
Diluted	$1.11	$0.75
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended March 31, 2018 and 2017 were 3.4 and 5.7 shares of common stock, respectively, because their effect was anti-dilutive.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$94.7	$—	$—	$94.7
Repurchase agreements	20.8	—	—	20.8
Corporate bonds	558.0	0.4	(0.4)	558.0
Municipal bonds	1.4	—	—	1.4
Other government-related obligations:
U.S.	38.1	—	—	38.1
Foreign	384.9	0.2	(0.2)	384.9
Bank certificates of deposit	45.0	—	—	45.0
Total available-for-sale debt securities	1,142.9	0.6	(0.6)	1,142.9

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$16.0	$—	$—	$16.0
Repurchase agreements	27.0	—	—	27.0
Corporate bonds	432.2	0.5	(0.2)	432.5
Other government-related obligations:
U.S.	—	—	—	—
Foreign	426.3	0.2	(0.2)	426.3
Bank certificates of deposit	11.8	—	—	11.8
Total available-for-sale debt securities	$913.3	$0.7	$(0.4)	$913.6

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2018 and December 31, 2017 was $471.3 and $436.2, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were $30.3 as of March 31, 2018 and $12.0 as of December 31, 2017. As of March 31, 2018, we believe that the cost basis of our available-for-sale debt securities is recoverable.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheet were as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$84.6	$42.7
Marketable securities	1,058.3	870.9
	$1,142.9	$913.6

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The fair values of available-for-sale debt securities at March 31, 2018, by contractual maturity, are summarized as follows:

March 31, 2018
Due in one year or less	$703.1
Due after one year through three years	439.8
$1,142.9
We hold a single equity investment that we record at fair value, with changes in fair value recognized in net income effective January 1, 2018, upon the adoption of the new financial instruments standard. Unrealized holding gains on this investment were previously recognized in accumulated other comprehensive income (loss). As of March 31, 2018 and December 31, 2017, the fair value of this investment was not material.
We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investments options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of March 31, 2018 and December 31, 2017, the fair value of these investments was $20.8 and $18.5, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three months ended March 31, 2018 and 2017.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of March 31, 2018, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,172.1 that qualified for hedge accounting. As of March 31, 2018, we had open expense related foreign exchange forward contracts with notional amounts totaling $28.3 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables summarize the total interest rate swap contracts executed as of March 31, 2018:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate
Floating to Fixed	$656.3	December 31, 2016	December 31, 2019	0.98%
Floating to Fixed	$300.0	January 31, 2017	December 31, 2018	1.29%
Floating to Fixed	$300.0	January 02, 2019	December 31, 2019	2.08%
Floating to Fixed	$200.0	March 31, 2017	December 31, 2019	1.62%
Floating to Fixed	$200.0	March 31, 2017	December 31, 2018	1.40%
Floating to Fixed	$200.0	June 30, 2017	December 31, 2019	1.53%
Floating to Fixed	$100.0	June 30, 2017	December 31, 2019	1.50%
Floating to Fixed	$100.0	June 30, 2017	December 31, 2019	1.52%
Floating to Fixed	$200.0	June 30, 2017	December 31, 2019	1.57%
Floating to Fixed	$75.0	January 1, 2018	December 31, 2019	1.58%
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three months ended March 31, 2018 and 2017, were as follows:

	Three months ended
	March 31,
Foreign Exchange Contracts:	2018	2017
Loss recognized in AOCI, net of tax	$(32.5)	$(16.0)
Gain (loss) reclassified from AOCI to net product sales (effective portion), net of tax	$(10.1)	$12.7
Gain reclassified from AOCI to other income and expense (effective portion), net of tax	$—	$—
Interest Rate Contracts:
Gain recognized in AOCI, net of tax	$8.1	$0.6
Gain reclassified from AOCI to interest expense, net of tax	$1.1	$(0.3)
Assuming no change in foreign exchange rates from market rates at March 31, 2018, $43.4 of losses recognized in AOCI will be reclassified to revenue over the next 12 months. The amount of gains recognized in AOCI that will be reclassified to interest expense over the next 12 months is $15.6. Amounts recognized in AOCI for expense related foreign exchange forward contracts was not material at March 31, 2018.
We enter into foreign exchange forward contracts, with durations up to 6 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2018, the notional amount of foreign exchange contracts where hedge accounting is not applied was $645.0.
We recognized a loss of $8.1 and $8.7, in other income and expense, for the three months ended March 31, 2018 and 2017, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables summarize the fair value of outstanding derivatives as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$5.6	Other current liabilities	$49.0
Foreign exchange forward contracts	Other assets	1.2	Other liabilities	30.8
Interest rate contracts	Prepaid expenses and other current assets	15.6	Other current liabilities	—
Interest rate contracts	Other assets	15.1	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	3.6	Other current liabilities	3.9
Total fair value of derivative instruments		$41.1		$83.7

	December 31, 2017
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.9	Other current liabilities	$34.8
Foreign exchange forward contracts	Other assets	4.1	Other liabilities	26.0
Interest rate contracts	Prepaid expenses and other current assets	9.3	Other current liabilities	—
Interest rate contracts	Other assets	12.5	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	10.0		13.7
Total fair value of derivative instruments		$48.8		$74.5

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

	March 31, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$41.1	$—	$41.1	$(10.4)	$—	$30.7
Derivative liabilities	(83.7)	—	(83.7)	10.4	—	(73.3)

	December 31, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$48.8	$—	$48.8	$(26.3)	$—	$22.5
Derivative liabilities	(74.5)	—	(74.5)	26.3	—	(48.2)

9.	Other Investments
We invest in companies with securities that are not publicly traded and where fair value is not readily available. Other investments include an investment in the preferred stock of the non-public entity Moderna Therapeutics, Inc. (Moderna). During 2014, we purchased $37.5 of preferred equity of Moderna. We have historically recorded this investment at cost, less impairments. In January 2016, the FASB issued a new standard that changes accounting for equity investments, including equity investments without a readily determinable fair value. We adopted the new standard on January 1, 2018. While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
In connection with our adoption of the new guidance for equity securities in the first quarter 2018, we elected the alternative measurement approach for our investment in Moderna. As a result, we will continue to record this investment at cost, less impairments; however, we will also adjusted the investment for any changes resulting from an observable price change in an orderly transaction for identical or similar investments of the same issuer. We assess relevant transactions that occur on or before the balance sheet date to identify observable price changes, and we regularly monitor these investments to evaluate whether there is an indication that the investment is impaired, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

During the first quarter 2018, Moderna announced the completion of a new round of financing. We considered this transaction and the rights of the preferred shares issued in the new round, compared to the rights of the preferred equity that we hold, and concluded that Moderna's new round of financing represents an observable price change in an orderly transaction for a similar investment. We further concluded, based on the respective rights of the stock and consideration of potential liquidity events, that the value of our preferred stock is equivalent to the value of the newly issued preferred stock. As a result, we recognized an unrealized gain of $100.8 in investment income during the first quarter 2018 to adjust our investment in Moderna to fair value as of the date of the observable price change, based on the per share price in Moderna's new round of financing. The carrying value of this investment was $138.3 and $37.5 as of March 31, 2018 and December 31, 2017, respectively. The carrying value of this investment was not impaired as of March 31, 2018.

10.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. Under the program, we repurchased 0.7 and 0.5 shares of our common stock at a cost of $85.0 and $68.1, during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 there was a total of $451.5 remaining for repurchases under the repurchase program.

11.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2018 and 2017:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)
Other comprehensive income before reclassifications	0.1	(0.4)	(24.4)	3.8	(20.9)
Amounts reclassified from other comprehensive income	0.6	—	9.0	—	9.6
Net other comprehensive income (loss)	0.7	(0.4)	(15.4)	3.8	(11.3)
Balances, March 31, 2018	$(4.1)	$(0.2)	$(29.3)	$(12.1)	$(45.7)

	Defined Benefit Pension Plan	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) From Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2016	$(6.7)	$(0.4)	$91.9	$(24.3)	$60.5
Other comprehensive income before reclassifications	—	(0.2)	(15.4)	2.7	(12.9)
Amounts reclassified from other comprehensive income	—	0.8	(12.4)	—	(11.6)
Net other comprehensive income (loss)	—	0.6	(27.8)	2.7	(24.5)
Balances, March 31, 2017	$(6.7)	$0.2	$64.1	$(21.6)	$36.0

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2018 and 2017:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2018	2017
Unrealized Gains (Losses) from Hedging Activity
Effective portion of foreign exchange contracts	$(13.1)	$19.7	Net product sales
Effective portion of interest rate swap contracts	1.4	(0.5)	Interest expense
	(11.7)	19.2
	2.7	(6.8)	Income tax expense
	$(9.0)	$12.4

12.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2018
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Commercial paper	$45.4	$—	$45.4	$—
Cash equivalents	Reverse repurchase agreements	$20.8	$—	$20.8	$—
Cash equivalents	Corporate bonds	$2.1	$—	$2.1	$—
Cash equivalents	Municipal bonds	$1.4	$—	$1.4	$—
Cash equivalents	Other government-related obligations	$8.5	$—	$8.5	$—
Marketable securities	Mutual funds	$20.8	$20.8	$—	$—
Marketable securities	Commercial paper	$49.3	$—	$49.3	$—
Marketable securities	Corporate bonds	$555.9	$—	$555.9	$—
Marketable securities	Other government-related obligations	$414.5	$—	$414.5	$—
Marketable securities	Bank certificates of deposit	$38.6	$—	$38.6	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$9.2	$—	$9.2	$—
Other assets	Foreign exchange forward contracts	$1.2	$—	$1.2	$—
Other current liabilities	Foreign exchange forward contracts	$52.9	$—	$52.9	$—
Other liabilities	Foreign exchange forward contracts	$30.8	$—	$30.8	$—
Prepaid expenses and other current assets	Interest rate contracts	$15.6	$—	$15.6	$—
Other assets	Interest rate contracts	$15.1	$—	$15.1	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$68.8	$—	$—	$68.8
Contingent consideration	Acquisition-related contingent consideration	$152.8	$—	$—	$152.8

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement at December 31, 2017
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Commercial paper	$9.5	$—	$9.5	$—
Cash equivalents	Reverse repurchase agreements	$27.0	$—	$27.0	$—
Cash equivalents	Corporate bonds	$1.2	$—	$1.2	$—
Cash equivalents	Other government-related obligations	$5.0	$—	$5.0	$—
Marketable securities	Mutual funds	$18.5	$18.5	$—	$—
Marketable securities	Commercial paper	$6.5	$—	$6.5	$—
Marketable securities	Corporate bonds	$431.3	$—	$431.3	$—
Marketable securities	Other government-related obligations	$421.3	$—	$421.3	$—
Marketable securities	Bank certificates of deposit	$11.8	$—	$11.8	$—
Marketable securities	Equity securities	$0.3	$0.3	$—	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$22.9	$—	$22.9	$—
Other assets	Foreign exchange forward contracts	$4.1	$—	$4.1	$—
Other current liabilities	Foreign exchange forward contracts	$48.5	$—	$48.5	$—
Other liabilities	Foreign exchange forward contracts	$26.0	$—	$26.0	$—
Prepaid expenses and other current assets	Interest rate contracts	$9.3	$—	$9.3	$—
Other assets	Interest rate contracts	$12.5	$—	$12.5	$—
Contingent consideration	Acquisition-related contingent consideration	$168.9	$—	$—	$168.9

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2018.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy consist of commercial paper, municipal bonds, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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
As of March 31, 2018, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Contingent Consideration
In connection with prior acquisitions, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt of 4.2% for developmental milestones and a weighted average cost of capital ranging from 9.0% to 21.0% for sales-based milestones.
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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $741.0 if all development, regulatory and sales-based milestones are reached. As of March 31, 2018, the fair value of acquisition-related contingent consideration was $221.6. The following table represents a roll-forward of our acquisition-related contingent consideration:

Three months ended March 31, 2018
Balance as of December 31, 2017	$(168.9)
Changes in fair value	(52.7)
Balance as of March 31, 2018	$(221.6)

13.	Revenue Recognition
In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles. We adopted the new standard on January 1, 2018 by applying the modified retrospective method to all contracts that were not completed as of that date.  Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services.  Revenue is recognized through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, the Company assesses the goods or services promised within each contract, and determines those that are performance obligations.  Revenue is recognized when each distinct performance obligation is satisfied.
While results for reporting periods beginning after January 1, 2018 are presented under the new guidance, prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The accounting policy for revenue recognition for periods prior to January 1, 2018 is described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Nature of Products
Our principal source of revenue is product sales. Our contracts with customers generally contain a single performance obligation and we recognize revenue from product sales when we have satisfied our performance obligation by transferring control of the product to our customers. Control of the product generally transfers to the customer upon delivery. In certain countries, we sell to distributors on a consignment basis and record revenue when control of the product transfers to the customer upon sale to the end user.
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
Revenue is recognized at the amount to which we expect to be entitled in exchange for the sale of our products. This amount includes both fixed and variable consideration and excludes amounts that are collected from customers and remitted to governmental authorities, such as value-added taxes in foreign jurisdictions. Shipping and handling costs associated with outbound freight after control of a product has transferred to our customers are accounted for as a fulfilment cost and are included in operating expenses. The cost for any shipping and handling activities (including customs clearance activities) associated with transactions for which revenue has been recognized are accrued if not completed before the respective period end.
The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, which vary based on the country of sale, range from 30 to 120 days and all arrangements are payable within one year of the transfer of the product. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less.
We evaluate the creditworthiness of customers on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is probable at the time of sale. As of March 31, 2018 and December 31, 2017, allowances on receivables were not material.
Variable Consideration
We pay distribution fees to our distributors and offer rebates and/or discounts, or enter into volume-based reimbursement arrangements with certain customers. We reduce the transaction price on our sales for these amounts. For variable amounts, we estimate the amount of consideration to which we expect to be entitled based on all available historic, current and forecast information. We use both the expected value and the most likely method to estimate variable payments based on the type of variable consideration and what method better predicts the amount of consideration we expect to be entitled to. Consideration that is received from a customer that we expect will need to be refunded in the future is recorded as a refund liability to the customer within accrued expenses. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product sales and earnings in the period such variances become know.
Variability in the transaction price for our products pursuant to our contracts with customers primarily arises from the following:
Discounts and Rebates: We offer discounts and rebates to certain customers under our arrangements. In many cases, these amounts are fixed at the time of sale and the transaction price is reduced accordingly. We also provide for rebates under certain governmental programs, including Medicaid in the U.S. and other programs outside the U.S. which are payable based on actual claim data. We estimate these rebates based on an analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments, which may have an impact on revenue in the period in which the adjustment is made. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months.
Volume-Based Arrangements: We have entered into volume-based arrangements with governments in certain countries and other customers in which reimbursement is limited to a contractual amount. Under this type of arrangement, amounts billed in excess of the contractual limitation are repaid to the customer as a rebate. We estimate incremental discounts resulting from these contractual limitations, based on forecasted sales during the limitation period, and we apply the discount percentage to product shipments as a reduction of revenue. Our calculations related to these arrangements require estimation of sales during the limitation period, and adjustments in these estimates may have a material impact in the period in which these estimates change.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Distribution & Other Fees: We pay distribution and other fees to certain customers in connection with the sales of our products. We record distribution and other fees paid to our customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and we can reasonably estimate the fair value of the goods or services received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.
Product Returns: Our contracts with customers generally provide for returns only if the product is damaged or defective upon delivery. We assess our sales transactions and arrangements with customers and monitor inventory within our sales channels to determine whether a provision for returns is warranted and a resulting adjustment to the transaction price is necessary. This assessment is based on historical experience and assumptions as of the date of sale and changes in these estimates could have an impact in the period in which the change occurs. Because of factors such as the price of our products, the limited number of patients, the short period from product sale to patient infusion and limited contractual return rights, our customers often carry limited inventory.
The amount of variable consideration included in the transaction price is constrained by the amount that is probable will not result in a significant reversal of revenue. We consider our experience with similar transactions and expectations regarding the contract in estimating the amount of variable consideration to which we expect to be entitled, and determining whether the estimated variable consideration should be constrained. We do not have any material constraints on the variable consideration included within the transaction price of our current revenue arrangements.
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended March 31,
	2018	2017
Soliris
United States	$336.0	$288.1
Europe	250.8	241.4
Asia Pacific	85.5	78.8
Rest of World	127.8	175.2
Total	$800.1	$783.5

Strensiq
United States	$89.2	$63.3
Europe	14.0	5.1
Asia Pacific	5.7	3.7
Rest of World	1.8	1.5
Total	$110.7	$73.6

Kanuma
United States	$11.9	$8.7
Europe	5.9	1.8
Asia Pacific	1.0	0.5
Rest of World	0.8	1.0
Total	$19.6	$12.0

Total Net Product Sales	$930.4	$869.1

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Contract Balances and Receivables
Contract liabilities relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated statements of operations.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	March 31, 2018	December 31, 2017
Receivables, which are included in "Trade accounts receivable, net"	$776.7	$726.5
Contract liabilities, which are included in "Other current liabilities"	$1.9	$15.9
Upon adoption of the new standard, on January 1, 2018, we reduced our deferred revenue balance by $10.4, with an offsetting increase of $6.0 in retained earnings due to the cumulative impact of adopting this new standard. The adjusted deferred revenue balance, as of January 1, 2018, was $5.5. We recognized this amount in revenue during the three months ended March 31, 2018.

14.	Income Taxes
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Income tax expense	$102.5	$23.9
Effective income tax rate	29.2%	12.3%
The income tax expense for the three months ended March 31, 2018 and 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2018 as compared to the same period in the prior year is primarily attributable to a U.S. tax reform measurement period adjustment to deferred taxes of $38.4. This deferred tax cost increased the effective tax rate by approximately 10.9%.
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
We incorporated the impact of the Tax Act in our results or calculated provisional amounts for the tax effects of the Tax Act for the year ended December 31, 2017. Our accounting for the Tax Act for the three months ended March 31, 2018 is incomplete as follows:

(a)
We calculated a reasonable estimate of the one-time transition tax on previously unremitted earnings, which resulted in an increase to U.S. Federal tax expense of $177.9 and an increase to taxes payable, net of tax credits, of $28.0 in the period ended December 31, 2017. Our initial accounting for the transition tax is incomplete because there is uncertainty regarding the calculation of the amounts subject to the tax. Additional analysis of this provision of the law, as well as recently released interpretive guidance and its application to the Company are required to complete our accounting. We did not record any measurement period adjustment to this provisional estimate for the three months ended March 31, 2018.

(b)
We calculated a reasonable estimate of the impact of the GILTI minimum tax on deferred taxes in the period ended December 31, 2017, which resulted in an increase to U.S. Federal tax expense and the deferred tax liability of $236.9. Our initial accounting for the minimum tax is incomplete because there is uncertainty regarding the calculation of the temporary differences that will be subject to the minimum tax. Additional

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

analysis regarding the computation of these temporary differences and the expected timing and manner of their realization is required to complete our accounting. We recorded a measurement period adjustment of $32.0 to income tax expense and deferred taxes to this provisional estimate for the three months ended March 31, 2018. This adjustment increased the effective tax rate by 9.1%.

(c)
We calculated a reasonable estimate of the Tax Act’s limits on deductions for employee remuneration, including remuneration in kind, which resulted in an insignificant impact to tax expense, taxes payable, and deferred taxes in the period ended December 31, 2017. Our initial accounting for these limits is incomplete because there is uncertainty regarding the value of the deduction-limited remuneration. Additional analysis regarding whether employee remuneration arrangements and agreements are deductible under the Tax Act is required to complete our accounting. We do not anticipate this item to have a material impact on our financial condition and results of operations. We did not record any measurement period adjustment to this provisional estimate for the three months ended March 31, 2018.

(d)
We calculated a reasonable estimate of the impact of the Tax Act to U.S. state income taxes, which resulted in an increase to tax expense, taxes payable, and deferred taxes of $2.9, $2.2, and $0.7, respectively in the period ended December 31, 2017. We interpreted the effect of the Tax Act’s changes to federal law on each U.S. state’s system of taxation as of the date of enactment. However, additional analysis is required to determine the effect of modifications to federal deductions and income inclusions on these systems. We did not record any measurement period adjustment to this provisional estimate for the three months ended March 31, 2018.

(e)
We calculated the deferred tax liability related to our interest in the foreign captive partnership consistent with prior periods.  We are considering the indirect effects of the Tax Act on this calculation.  As a result, the deferred tax liability we recorded as of December 31, 2017 of $533.4 related to our foreign captive partnership is provisional.  Additional analysis of the direct and indirect effects of the Tax Act is required to complete our accounting for this item. We recorded a measurement period adjustment of $6.4 to U.S. state income tax expense and deferred taxes to this provisional estimate for the three months ended March 31, 2018. This adjustment increased the effective tax rate by 1.8%.

In 2017, the Internal Revenue Services (IRS) commenced an examination of our U.S. income tax returns for 2015. We anticipate this audit will conclude within the next twelve months. We have not been notified of any significant adjustments proposed by the IRS.
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
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for each of the three months ended March 31, 2018 and 2017 was $0.5 and $1.5, respectively, primarily related to net service costs.

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
Construction of the facility was completed and the building was placed into service in the first quarter 2016. As of March 31, 2018 and December 31, 2017, our total facility lease obligation was $134.4 and $134.6, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. The completion of the facility, including obtaining regulatory approval, is expected in the first half of 2019. As of March 31, 2018 and December 31, 2017, we recorded a construction-in-process asset of $186.4 and $180.6, respectively, and an offsetting facility lease obligation of $158.1 and $159.1, respectively, associated with the manufacturing facility.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. In 2018, we incurred $17.9 of payments to Lonza under this agreement, of which $2.3 was applied against the outstanding facility lease obligation and $15.6 was recognized as a prepayment of inventory. See Note 17 for minimum fixed payments due under Lonza agreements.
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
The landlord's construction of the building is in process and is expected to be completed during the second quarter of 2018. As of March 31, 2018 and December 31, 2017, we recorded a construction-in-process asset of $83.0 and $64.1, respectively, inclusive of the landlord's costs as well as costs incurred by Alexion, and an offsetting facility lease obligation of $68.7 and $59.6, respectively, associated with our relative portion of the building in our consolidated balance sheet.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

17.	Commitments and Contingencies
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
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,236.0. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of $31.6 with other third party manufacturers.

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
On September 22, 2017, a shareholder filed a derivative suit on behalf of the Company, in the U.S. District Court for the District of Delaware against eighteen current and former employees and members of the Board of Directors, naming the Company as a nominal defendant.  The complaint, which asserts federal and state law claims, alleges that between January 30, 2014 and September 22, 2017 defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations-in violation of federal securities law and in breach of their fiduciary duties to the Company. On February 6, 2018, the shareholder filed a notice of voluntary dismissal of this lawsuit without prejudice.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that Alexion had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not determined to be a material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any potential impact to Soliris revenues in Canada relating to any potential future price reduction.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

18.	Restructuring and Related Expenses
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also includes the relocation of the Company's headquarters to Boston, Massachusetts in the second quarter of 2018. Our New Haven, Connecticut site will continue to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan is expected to further reduce the Company's global workforce by approximately 20.0%. The restructuring will achieve cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including ARIMF and certain regional and country-based offices.
The following table summarizes the total expenses recorded related to the restructuring activities by the type of activity and the locations recognized within the consolidated statements of operations:

	March 31, 2018				March 31, 2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of Sales	$—	$5.3	$—	$5.3	$—	$—	$—	$—
Research and Development	$—	$0.1	$—	$0.1	—	—	—	—
Selling, General and Administrative	$—	$3.6	$—	$3.6	—	—	—	—
Restructuring Expense	$1.0	$—	$4.5	$5.5	20.8	—	3.0	23.8
Other Expense	$—	$—	$(0.1)	$(0.1)	—	—	—	—
	$1.0	$9.0	$4.4	$14.4	$20.8	$—	$3.0	$23.8
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet at December 31, 2017 and March 31, 2018:

	March 31, 2018
	Employee Separation Costs	Asset-Related Charges	Other	Total
Liability, beginning of period	$53.8	$—	$4.4	$58.2
Restructuring expenses	0.9	9.0	5.2	15.1
Cash settlements	(25.5)	—	(7.5)	(33.0)
Adjustments to previous estimates	0.1	—	(0.8)	(0.7)
Asset impairments	—	(9.0)	—	(9.0)
Liability, end of period	$29.3	$—	$1.3	$30.6
The restructuring reserve of $30.6 and $58.2 is recorded in accrued expenses on the Company's condensed consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively. We currently estimate incurring additional restructuring and related expenses in 2018 of approximately $15.0 to $80.0 related to the 2017 restructuring activities, primarily related to other costs. We expect to pay all accrued amounts related to this restructuring within twelve months.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

19.	Subsequent Events
In April 2018, we announced a tender offer to acquire Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics), that develops novel therapies for patients with rare copper-mediated disorders.  The acquisition would enable us to add WTX101, a highly innovative drug candidate that is currently in Phase 3 clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline. If the offer is successful, Alexion will acquire Wilson Therapeutics for an approximate total equity value of SEK 7,100.0, based on outstanding shares on a fully diluted basis, or approximately $855.0. The Independent Committee of the Board of Directors of Wilson Therapeutics has unanimously recommended Wilson Therapeutics shareholders accept the offer and our Board of Directors also unanimously approved the offer. In connection with this transaction, we entered into foreign currency option contracts, with a notional amount of $421.7, to reduce our exposure to fluctuations in the SEK exchange rate against the U.S. dollar.

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

•	performance and reliance on third party service providers;

•	our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators;

•	assessment of competitors and potential competitors;

•	periods of patent, regulatory and market exclusivity for our products;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property;

•	assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property;

•	estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates;

•	estimates of additional restructuring and related expenses; and

•	potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

Generalized Myasthenia Gravis (gMG)
Myasthenia Gravis (MG) is a debilitating, complement-mediated neuromuscular disease in which patients suffer profound muscle weakness throughout the body, resulting in slurred speech, impaired swallowing and choking, double vision, upper and lower extremity weakness, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure. Soliris has received orphan drug designation for the treatment of patients with MG in the U.S. and Europe, and for the treatment of patients with refractory gMG, a subset of MG, in Japan.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

Clinical Development Programs
Our clinical development programs include the following:

Product	Development Area	Phase I	Phase II	Phase III	Filed

ALXN1210 (IV)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)

	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)

ALXN1210 (Subcutaneous)	Hematology	PNH

	Hematology/Nephrology	aHUS

Soliris (eculizumab)	Neurology	Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)

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
In May 2016 and January 2017, the Committee for Orphan Medicinal Products and the FDA, respectively, granted orphan drug designation to ALXN1210, for the treatment of patients with PNH.
Alexion has completed enrollment in two ongoing Phase III clinical studies of ALXN1210 in patients with PNH. An open-label, randomized, active-controlled multicenter study to evaluate the safety and efficacy of ALXN1210 versus eculizumab administered by intravenous (IV) infusion to adult patients with PNH who have never received treatment with a complement inhibitor; and an open-label, randomized, active-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 versus eculizumab administered by IV infusion to adult patients with PNH who have been treated with eculizumab for at least the past 6 months.
In February 2018, we began enrolling in a Phase III, open-label, single-arm multicenter study to evaluate the PK/PD, safety, and efficacy of ALXN1210 administered by IV infusion to pediatric patients with PNH, including patients who have never received treatment with a complement inhibitor and those who enter the study stabilized on eculizumab.
On March 15, 2018, we announced that the pivotal Phase III study of ALXN1210 to evaluate the safety and efficacy of ALXN1210 versus Soliris administered by IV infusion every 8 weeks demonstrated noninferiority to Soliris in complement inhibitor treatment-naïve patients with PNH based on the co-primary endpoints of transfusion avoidance and normalization of LDH levels, a direct marker of complement-mediated hemolysis in PNH. The study also demonstrated noninferiority on all four key secondary endpoints: percentage change from baseline in LDH levels, change from baseline in quality of life as assessed by the Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue scale, proportion of patients with breakthrough hemolysis, and proportion of patients with stabilized

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

hemoglobin levels. In addition, numeric results for all six endpoints favored ALXN1210. There were no notable differences in the safety profiles for ALXN1210 and Soliris.
Atypical Hemolytic Uremic Syndrome (aHUS)
In patients with aHUS, complement-mediated TMA leads to life-threatening damage to the kidney, brain, heart and other vital organs.
Two Phase III clinical studies in patients with aHUS are ongoing and continuing to enroll. A single arm, multicenter study to evaluate the safety and efficacy of ALXN1210 administered by IV infusion every 8 weeks to adolescent and adult patients with aHUS who have never been treated with a complement inhibitor; and a single arm, multicenter study to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmaco-dynamics of ALXN1210 administered by IV infusion every 8 weeks in pediatric patients with aHUS who have never been treated with a complement inhibitor.
Subcutaneous (SC) Delivery
Data from a Phase I study in healthy volunteers to evaluate ALXN1210 delivered subcutaneously supports progressing the development of a subcutaneous formulation of ALXN1210. In late 2018, Alexion plans to initiate a single, PK-based Phase III study of ALXN1210 delivered subcutaneously once per week to PNH patients to support registration in both PNH and aHUS.
In October 2017, the FDA granted orphan drug designation to the subcutaneous formulation of ALXN1210 for the treatment of aHUS.
Soliris (eculizumab)
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system that primarily affects the optic nerves and spinal cord. The disease leads to severe weakness, paralysis, respiratory failure, loss of bowel and bladder function, blindness and premature death. Patient enrollment is complete and dosing is ongoing in a global, randomized, double-blind, placebo-controlled trial to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.

Other Programs

cPMP (ALXN1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that is a precursor to molybdenum cofactor, which enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we have completed enrollment in a natural history study in patients with MoCD Type A. cPMP has received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP (ALXN1101) in patients with MoCD Type A switched from treatment with recombinant cPMP and a multi-center, multinational open-label clinical trial of ALXN1101 in patients newly diagnosed with MoCD Type A has been placed on hold. Patients currently enrolled in both trials will continue to receive therapy. No additional studies are currently planned. We are pursuing opportunities to divest ALXN1101.

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
Manufacturing
We currently rely on internal manufacturing facilities and third party contract manufacturers, including Lonza Group AG and its affiliates (Lonza), to supply clinical and commercial quantities of our commercial products and product candidates. Our internal manufacturing facilities include our Ireland manufacturing facilities, and facilities in Massachusetts and Georgia. We also utilize third party contract manufacturers for other manufacturing

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

services including purification, product filling, finishing, packaging, and labeling.
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,236.0. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at one of its existing facilities.
In addition, we have non-cancellable commitments of approximately $31.6 through 2020 with other third party manufacturers.
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
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2017. Under accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ from those estimates.
We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:

•	Revenue recognition;

•	Contingent liabilities;

•	Inventories;

•	Share-based compensation;

•	Valuation of goodwill, acquired intangible assets and in-process research and development;

•	Valuation of contingent consideration; and

•	Income taxes.
For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2017. Updates to our critical accounting policy for revenue recognition, including impacts from the adoption of the new revenue accounting standard, are discussed within Note 13, Revenue Recognition.
New Accounting Pronouncements
In February 2016, the FASB issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective adoption. We are currently assessing the impact of this standard on our financial condition and results of operations.
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
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effectives resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the "Act"), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

assessing the impact of this standard on our financial condition and results of operations.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued a comprehensive new standard, which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five-step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted the new standard on January 1, 2018.
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. We adopted the new standard on January 1, 2018, and will apply the new guidance prospectively to transactions occurring after adoption. We anticipate that the adoption of this new standard will result in more transactions being accounted for as asset acquisitions.
In January 2016, the FASB issued a new standard that changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. We adopted the new standard on January 1, 2018 and have elected to measure our current equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment. In connection with the adoption of the new standard, we reclassified an immaterial amount of unrealized gains on equity securities from other comprehensive income to retained earnings. The guidance related to equity investments without readily determinable fair values was applied prospectively to equity investments that existed as of the date of adoption. During the first quarter 2018, we assessed our equity investments without readily determinable fair values for observable price changes and impairment. Refer to Note 9, Other Investments, for further details.
In March 2017, the FASB issued a new standard that improves the presentation of net periodic pension cost and net periodic post retirement benefit cost by requiring the bifurcation of net benefit cost. Under the new standard, the service cost component of net benefit cost will be presented with other employee costs in operating expenses; while other components will be reported separately in other income and expense. We adopted the new standard on January 1, 2018. Other components of net benefit cost in prior periods was not material. As a result, we have not reclassified prior period amounts to conform to the presentation requirements of the new standard.
In November 2016, the FASB issued a new standard that clarifies how entities should present restricted cash in the statement of cash flows. Under the new standard, changes in total cash, inclusive of restricted cash, should be reflected in the statement of cash flows. As a result, transfers between cash and restricted cash will no longer be reflected as activity within the statement of cash flows. We adopted the new standard on January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated statements of cash flows.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended		% Change
	2018	2017	2018 compared to 2017
Soliris
United States	$336.0	$288.1	16.6%
Europe	250.8	241.4	3.9%
Asia Pacific	85.5	78.8	8.5%
Rest of World	127.8	175.2	(27.1)%
Total	$800.1	$783.5	2.1%

Strensiq
United States	$89.2	$63.3	40.9%
Europe	14.0	5.1	174.5%
Asia Pacific	5.7	3.7	54.1%
Rest of World	1.8	1.5	20.0%
Total	$110.7	$73.6	50.4%

Kanuma
United States	$11.9	$8.7	36.8%
Europe	5.9	1.8	227.8%
Asia Pacific	1.0	0.5	100.0%
Rest of World	0.8	1.0	(20.0)%
Total	$19.6	$12.0	63.3%

Total Net Product Sales	$930.4	$869.1	7.1%

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Net product sales by product and significant geographic region for the three months ended March 31, 2018 and 2017 are as follows:
Net Product Sales (consolidated)

United States	Asia Pacific
Europe	Rest of World

Soliris net product sales

United States	Asia Pacific
Europe	Rest of World

Strensiq net product sales

United States	Asia Pacific
Europe	Rest of World

Kanuma net product sales

United States	Asia Pacific
Europe	Rest of World

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The components of this increase in revenues are as follows:
The increase in net product sales for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in unit volumes of 7.4%. This increase in unit volumes is due to increased global demand for Soliris therapy including sales to patients with gMG, which received regulatory approval in the second half of 2017. Additional unit volume increases were due to increased sales of Strensiq and Kanuma during 2018 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
These increases were offset by a decrease in unit volumes within rest of world for Soliris therapy for patients in Latin America. The decrease in volumes was related to the timing of ordering patterns in 2018 as compared to the first quarter of 2017.
As discussed above, we adopted the new revenue recognition guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the sales recognized in 2018 as compared to the first quarter 2017.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.
The following table summarizes cost of sales for the three months ended March 31, 2018 and 2017:
The increase in cost of sales for the three months ended March 31, 2018, as compared to the same periods in 2017, was primarily due to additional asset related charges of $5.3 associated with the planned closure of the ARIMF facility that was announced in the third quarter of 2017 as part of the restructuring. These charges primarily relate to accelerated depreciation and the impairment of manufacturing assets.
Exclusive of the items mentioned above, cost of sales as a percentage of net product sales were 9.3% and 7.9% for the three months ended March 31, 2018 and 2017, respectively. The remainder of the increase in cost of sales for the three months ended March 31, 2018 is attributable to changes in the product mix of sales as compared to the same period in 2017.
Research and Development Expense
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
Direct expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with strategic licensing agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab, ALXN1210 and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our products and other product candidates. Upfront payments include upfront payments related to licenses, collaborations, and asset acquisitions we have entered into with third parties. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
Other R&D expenses consist of costs to compensate personnel, to maintain our facilities and equipment, and other occupancy costs associated with our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The following graph provides information regarding research and development expenses:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other

For the three months ended March 31, 2018, the decrease of $42.9 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Decrease of $17.4 in external clinical development expenses related primarily to decreases in various eculizamab clinical studies offset by an expansion of clinical studies for ALXN1210 (see graph below).

•	Decrease of $14.1 in payroll and benefits primarily related to headcount reductions resulting from restructuring activities initiated in 2017.

•	Decrease of $8.9 in upfront payment expenses primarily related to upfront payments made in the first quarter 2017 related to our licensing arrangement with Arbutus Biopharma Corporation.
Partially offset by the following:

•
Increase of $9.3 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210. This increase was in part offset by a decrease in costs associated with the manufacturing of material for ALXN6000 clinical research activities as compared to the first quarter of 2017.

The following graph summarizes expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

2018
2017

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense

For the three months ended March 31, 2018, the decrease of $4.7 in selling, general and administrative expense, as compared to the same period in the prior year, was related to the following:

•
Decrease in salary, benefits and other labor expenses of $1.3. The decrease was primarily related to headcount reductions resulting from restructuring activities initiated in 2017. These decreases were offset by an increase in commercial activities to support the launch of Soliris for gMG.

•
Decrease in external selling, general and administrative expenses of $3.4. The decrease was primarily due to a decrease in charitable contributions and decreased professional services as compared to 2017. These decreases were offset by an increase in asset related charges that were recorded in 2018 related to the previously announced restructuring activities.

Amortization of Purchase Intangible Assets
Amortization expense associated with purchased intangible assets was $80.0 for each of the three months ended March 31, 2018 and 2017. Amortization expense is primarily associated with intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.
Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2018 and 2017, the change in fair value of contingent consideration expense associated with our prior business combinations was $52.7 and $3.5, respectively. The increase in the expense associated with the change in the fair value of contingent consideration for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increases in the likelihood of payments and changes in the expected timing of payments for contingent consideration.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Restructuring Expenses
In the first quarter 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. For the three months ended March 31, 2018 and 2017, we recorded $5.5 and $23.8 of restructuring expenses, respectively. These charges primarily related other restructuring expenses and employee costs, respectively. We currently estimate incurring approximately $15.0 to $80.0 of additional restructuring related expenses in 2018. We expect to pay all accrued amounts related to this restructuring within twelve months.
Other Income and Expense
The following graph provides information regarding other income and expense:

Investment Income
Interest Expense
Other Income

For the three months ended March 31, 2018 and 2017, we recognized investment income of $105.8 and $3.9, respectively. The increase in investment income in 2018 results from the recognition of an unrealized gain of $100.8 on our investment in Moderna Therapeutics, Inc. following it's completion of a new round of equity financing.
Income Taxes
During the three months ended March 31, 2018, we recorded an income tax expense of $102.5 and an effective tax rate of 29.2%, compared to an income tax expense of $23.9 and an effective tax rate of 12.3% for the three months ended March 31, 2017.
The income tax expense for the three months ended March 31, 2018 and 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2018 as compared to the same period in the prior year is primarily attributable to a U.S. tax reform measurement period adjustment of $38.4. This deferred tax cost increased the effective tax rate by approximately 10.9%. We continue to benefit from a reduced tax rate as a result of our centralized global supply chain and technical operations in Ireland.
We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of realizing deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017	$ Change
Cash and cash equivalents	$511.8	$584.4	$(72.6)
Marketable securities	1,079.1	889.7	$189.4
Long-term debt (includes current portion)	2,862.5	2,906.3	$(43.8)

Current assets	$3,152.0	$2,953.9	$198.1
Current liabilities	942.0	952.5	(10.5)
Working capital	$2,210.0	$2,001.4	$208.6

The aggregate increase in cash and cash equivalents and marketable securities was primarily attributable to cash generated from operations, partially offset by cash utilized to repurchase shares, principal payments on our term loan, and purchases of property, plant, and equipment.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of March 31, 2018 and December 31, 2017, three and four customers accounted for 47.0% and 57.7%, respectively, of the accounts receivable balance, with these individual customers accounting for 13.7% to 18.6% of the accounts receivable balance as of March 31, 2018 and 10.2% to 18.9% of the accounts receivable balance as of December 31, 2017. For the three months ended March 31, 2018, four customers accounted for 49.0% of our product sales, with these individual customers accounting for 10.4% to 15.8% of our product sales. For the three months ended March 31, 2017, three customers accounted for 35.1% of our product sales, with these individual customers accounting for 10.2% to 14.5% of our product sales.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2018, we had foreign exchange forward contracts with notional amounts totaling $1,845.4. These outstanding foreign exchange forward contracts had a

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

net fair value of $(73.3), of which $10.4 is included in other current assets and noncurrent assets and $83.7 is included in other current liabilities and noncurrent liabilities. As of March 31, 2018, we had interest rate swap contracts with notional amounts totaling $2,331.3. These outstanding interest rate swap contracts had a net fair value of $30.7, which is included in other current assets and noncurrent assets. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of March 31, 2018, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of commercial paper, municipal bonds, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $741.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $451.0 and $290.0 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have an impact on our liquidity in the near-term, however, during the next 12 months, we expect to make milestone payments of approximately $75.0, associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.

License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. We do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $18.0.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. As of March 31, 2018 and December 31, 2017, our total facility lease obligation was $134.4 and $134.6, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
During the third quarter 2015, we entered into an agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. The completion of the facility, including obtaining regulatory approval, is expected in the first half of 2019. As of March 31,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

2018 and December 31, 2017, we recorded a construction-in-process asset of $186.4 and $180.6, respectively, and an offsetting facility lease obligation of $158.1 and $159.1, respectively, associated with the manufacturing facility.
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space that is currently being constructed in Boston, Massachusetts. The term of the lease will commence upon the landlord's substantial completion of our premises and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheet. The landlord's construction of the building is in process and is expected to be completed during the second quarter of 2018. As of March 31, 2018 and December 31, 2017, we recorded a construction-in-process asset of $83.0 and $64.1, respectively, inclusive of the landlord's costs as well as additional costs incurred by us, and an offsetting facility lease obligation of $68.7 and $59.6, respectively, associated with our relative portion of the building in our consolidated balance sheet.
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
As of March 31, 2018, we had $2,862.5 outstanding on the term loan. As of March 31, 2018, we had open letters of credit of $1.8, that offset our availability in the revolving facility.

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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,236.0 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $31.6 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential tax.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at the Company's discretion. In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. Under the program, we repurchased 0.7 and 0.5 shares of our common stock at a cost of $85.0 and $68.1, during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 there was a total of $451.5

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

remaining for repurchases under the repurchase program.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,
	2018	2017	$ Change
Net cash provided by operating activities	$299.3	$307.9	$(8.6)
Net cash used in investing activities	(254.7)	(495.3)	240.6
Net cash used in financing activities	(123.5)	(68.7)	(54.8)
Effect of exchange rate changes on cash	6.3	3.2	3.1
Net change in cash and cash equivalents	$(72.6)	$(252.9)	$180.3

Operating Activities
Cash flows provided by operations for the three months ended March 31, 2018 were $299.3 compared to $307.9 for the three months ended March 31, 2017. The decrease was primarily due to higher cash payments for restructuring and incentive compensation, as well as the impact of the timing of cash receipts and other payments during the first quarter 2018 as compared to the same period in the prior year. This decrease was partially offset by an increase in operating income.
We expect increases in cash flow from operations, which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash used for investing activities for the three months ended March 31, 2018 were $254.7 compared to $495.3 for the three months ended March 31, 2017. The decrease in cash used for investing activities was primarily attributable to purchases and maturities of available-for-sale debt securities, which resulted in a net cash outflow of $187.8 for the three months ended March 31, 2018, compared to $418.5 for the three months ended March 31, 2017.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2018 were $123.5 compared to $68.7 for the three months ended March 31, 2017. The increase in cash used for financing activities was primarily due to an increase in share repurchase activity of $16.9 and a decrease in proceeds received from the issuance of stock for share-based compensation arrangements of $37.9.
Contractual Obligations
The disclosure of payments we have committed to make under our contractual obligations are summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2017, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except percentages)
Interest Rate Risk
As of March 31, 2018, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, reverse repurchase agreements, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term to maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would (decrease) increase by approximately $(3.2) and $3.2, respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate notional amounts of approximately 69.0% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $8.8, based on the unhedged portion of our outstanding term loan.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 51.0% of our net product sales were denominated in foreign currencies during the three months ended March 31, 2018, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of approximately 6 months and 2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, and certain forecasted expenses using contracts with durations of up to 60 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of March 31, 2018 and December 31, 2017, we held foreign exchange forward contracts with notional amounts totaling $1,845.4 and $2,708.1, respectively. As of March 31, 2018 and December 31, 2017, our outstanding foreign exchange forward contracts had a net fair value of $(73.3) and $(47.5), respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of March 31, 2018, a hypothetical 10%

adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $127.9 as of March 31, 2018. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On September 22, 2017, a shareholder filed a derivative suit on behalf of the Company, in the U.S. District Court for the District of Delaware against eighteen current and former employees and members of the Board of Directors, naming the Company as a nominal defendant.  The complaint, which asserts federal and state law claims, alleges that between January 30, 2014 and September 22, 2017 defendants made misrepresentations and omissions about Soliris-including alleged misrepresentations regarding sales practices, management changes, and related investigations-in violation of federal securities law and in breach of their fiduciary duties to the Company.  On February 6, 2018, the shareholder filed a notice of voluntary dismissal of this lawsuit without prejudice.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that Alexion had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not determined to be a material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any potential impact to Soliris revenues in Canada relating to any potential future price reduction.

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
In addition to FDA and related regulatory requirements, we are subject to healthcare “fraud and abuse” laws, such as the False Claim Act (FCA), the anti-kickback provisions of the federal Social Security Act, and other related federal and state laws and regulations. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind to induce, or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. A conviction for violation of the Anti-kickback Statute requires mandatory exclusion from participation in federal healthcare programs. The majority of states also have statutes similar to the federal Anti-Kickback Statute and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to scrutiny on a case-by-case basis. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. Pharmaceutical companies have been investigated and have reached substantial financial settlements with the Federal government under the FCA for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for uses that the FDA has not approved, or “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. We seek to comply with the FCA laws, but we cannot assure that our compliance program, policies and procedures will always protect Alexion from acts committed by its employees or third-party distributors or service providers. Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements is offered in the “Fraud and Abuse” section.
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
We operate in a highly competitive environment. Soliris is currently the only approved therapy for the treatment of PNH and aHUS, and is the only approved complement inhibition therapy for the treatment of AChR antibody-positive gMG. We are in advanced clinical studies of Soliris for the treatment of NMOSD, and there are currently no approved drugs for this indication. Strensiq is currently the only product approved to treat HPP and Kanuma is the only product approved to treat LAL-D. In the future, Soliris may compete with new drugs currently in development, and Strensiq and Kanuma may also experience competition. Other companies have initiated clinical studies for the treatment of PNH, aHUS, MG and NMOSD, and we are aware of companies that are planning to initiate studies for diseases that we are also targeting. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
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
We undertook broad corporate restructuring activities in 2017 to re-align our global organization with the Company's re-focused strategy, reduce costs, and realize operational efficiencies. These activities, including a work force reduction of more than 20.0% and plans to close certain operational sites, subject the Company to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations, which are reasonable in our judgment but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.

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
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In March 2017, our Board appointed a new Chief Executive Officer (CEO) and we have experienced other recent management changes. In addition, in 2017, we announced a relocation of the Company’s global headquarters from New Haven, Connecticut to Boston, Massachusetts in 2018 and we began a company-wide restructuring to re-align our global organization with the Company's re-focused strategy. We will need to fill open positions resulting from employees who do not relocate to Boston. The relocation and restructuring have the potential to adversely impact our ability to recruit and/or retain key employees as well as to disrupt our business operations, financial conditions, programs, plans and strategies.
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
As of March 31, 2018, the net carrying value of our goodwill and other intangible assets totaled $8,911.5.  As required by generally accepted accounting principles, we periodically assess these assets to determine if there are indicators of impairment. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
As part of our standard quarterly procedures, we reviewed the Kanuma asset as of March 31, 2018 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of March 31, 2018 is $3,447.8.
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
 In the U.S., there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The Patient Protection and Affordable Care Act (PPACA) was enacted in the U.S. in March 2010. This law substantially changes the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar products. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In early 2016, the Centers for Medicare and Medicaid Services (CMS) issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. These regulations became effective on April 1, 2016. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.
Certain legislative changes to and regulatory changes under PPACA have occurred in the 115th U.S. Congress and under the Trump Administration. For example, the Tax Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under PPACA remain possible.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. PPACA expanded the 340B program to include additional types of covered entities but exempts “orphan drugs”-those designated under section 526 of the Federal Food, Drug, and Cosmetic Act, such as our products-from the ceiling price requirements for these newly-eligible entities. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. Any changes to the definition of average manufacturer price and the Medicaid rebate amount also could affect our 340B ceiling price calculation for our products and could negatively impact our results of operations.
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
Federal law requires that a company must participate in the Department of Veterans Affairs Federal Supply Schedule (FFS) pricing program to be eligible to have its products paid for with federal funds. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2018	0.6	$122.42	0.6	$457.9
February 1-28, 2018	0.1	$122.17	0.1	$451.5
March 1-31, 2018	—	$—	—	$451.5
Total	0.7	$122.40	0.7
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. In February 2017, our Board of Directors increased the authorization of shares up to $1,000.0 for future purchases under the repurchase program, which superseded all prior repurchase programs.

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: April 26, 2018		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date: April 26, 2018		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)