Form 10-Q
period 2018-06-30
ALEXION PHARMACEUTICALS, INC.
filed 2018-07-26
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number: 0-27756

ALEXION PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3648318
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

121 Seaport Boulevard, Boston Massachusetts 02210
(Address of Principal Executive Offices) (Zip Code)
475-230-2596
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check One:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	222,859,148
Class	Outstanding as of July 23, 2018

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$727.5	$584.4
Marketable securities	449.5	889.7
Trade accounts receivable, net	853.7	726.5
Inventories	463.2	460.4
Prepaid expenses and other current assets	342.2	292.9
Total current assets	2,836.1	2,953.9
Property, plant and equipment, net	1,422.6	1,325.4
Intangible assets, net	3,793.8	3,954.4
Goodwill	5,037.4	5,037.4
Other assets	400.5	312.2
Total assets	$13,490.4	$13,583.3
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$58.8	$70.8
Accrued expenses	605.2	639.4
Revolving credit facility	250.0	—
Current portion of long-term debt	28.5	167.4
Current portion of contingent consideration	70.3	—
Other current liabilities	31.6	74.9
Total current liabilities	1,044.4	952.5
Long-term debt, less current portion	2,564.9	2,720.7
Contingent consideration	156.0	168.9
Facility lease obligation	361.4	342.9
Deferred tax liabilities	464.0	365.0
Other liabilities	132.3	140.2
Total liabilities	4,723.0	4,690.2
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 235.5 and 234.3 shares issued at June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	8,420.2	8,290.3
Treasury stock, at cost, 12.7 and 12.0 shares at June 30, 2018 and December 31, 2017, respectively	(1,689.9)	(1,604.9)
Accumulated other comprehensive loss	(2.9)	(34.4)
Retained earnings	2,040.0	2,242.1
Total stockholders' equity	8,767.4	8,893.1
Total liabilities and stockholders' equity	$13,490.4	$13,583.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net product sales	$1,044.7	$912.2	$1,975.1	$1,781.3
Other revenue	0.3	0.5	0.8	1.0
Total revenues	1,045.0	912.7	1,975.9	1,782.3
Cost of sales	95.3	83.6	186.9	152.6
Operating expenses:
Research and development	173.4	198.2	350.0	417.7
Selling, general and administrative	277.3	265.6	534.4	527.4
Acquired in-process research and development	803.7	—	803.7	—
Amortization of purchased intangible assets	80.1	80.1	160.1	160.1
Change in fair value of contingent consideration	4.7	24.6	57.4	28.1
Restructuring expenses	10.6	2.9	16.1	26.7
Impairment of intangible assets	—	31.0	—	31.0
Total operating expenses	1,349.8	602.4	1,921.7	1,191.0
Operating (loss) income	(400.1)	226.7	(132.7)	438.7
Other income and expense:
Investment income	7.7	4.5	113.5	8.4
Interest expense	(25.0)	(24.8)	(49.1)	(48.3)
Other income (expense)	(1.2)	(0.1)	1.3	1.5
(Loss) income before income taxes	(418.6)	206.3	(67.0)	400.3
Income tax expense	38.8	41.1	141.3	65.0
Net (loss) income	$(457.4)	$165.2	$(208.3)	$335.3
Earnings (loss) per common share
Basic	$(2.05)	$0.74	$(0.94)	$1.49
Diluted	$(2.05)	$0.73	$(0.94)	$1.49
Shares used in computing earnings (loss) per common share
Basic	222.6	224.4	222.3	224.5
Diluted	222.6	225.5	222.3	225.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(457.4)	$165.2	$(208.3)	$335.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(8.1)	4.1	(4.3)	6.8
Unrealized gains (losses) on debt securities	—	0.3	(0.4)	0.9
Unrealized gains on pension obligation	—	0.3	0.7	0.3
Unrealized gains (losses) on hedging activities, net of tax of $15.4, $(30.0), $10.5 and $(45.3), respectively	50.9	(54.5)	35.5	(82.3)
Other comprehensive income (loss), net of tax	42.8	(49.8)	31.5	(74.3)
Comprehensive income (loss)	$(414.6)	$115.4	$(176.8)	$261.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(208.3)	$335.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	202.0	201.2
Impairment of intangible assets	—	31.0
Change in fair value of contingent consideration	57.4	28.1
Share-based compensation expense	105.2	114.9
Non-cash expense for acquired IPR&D	86.6	—
Deferred taxes	111.5	21.5
Unrealized foreign currency loss (gain)	12.7	(9.6)
Unrealized loss (gain) on forward contracts	3.1	(8.0)
Unrealized gain on equity investments	(100.5)	—
Other	13.2	4.3
Changes in operating assets and liabilities:
Accounts receivable	(137.0)	(46.4)
Inventories	(4.1)	(33.1)
Prepaid expenses and other assets	(55.7)	(89.8)
Accounts payable, accrued expenses and other liabilities	(130.6)	38.6
Net cash (used in) provided by operating activities	(44.5)	588.0
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(612.8)	(1,128.2)
Proceeds from maturity or sale of available-for-sale debt securities	1,054.8	557.5
Purchases of mutual funds related to nonqualified deferred compensation plan	(7.5)	(4.7)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	5.9	2.2
Purchases of property, plant and equipment	(129.4)	(175.5)
Other	2.6	0.2
Net cash provided by (used in) investing activities	313.6	(748.5)
Cash flows from financing activities:
Debt issuance costs	(7.6)	—
Proceeds from revolving credit facility	250.0	—
Payments on term loan	(293.8)	(87.5)
Repurchases of common stock	(85.0)	(238.9)
Net proceeds from issuance of common stock under share-based compensation arrangements	24.6	60.6
Other	(4.7)	(9.9)
Net cash used in financing activities	(116.5)	(275.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.1)	12.0
Net change in cash and cash equivalents and restricted cash	146.5	(424.2)
Cash and cash equivalents and restricted cash at beginning of period	586.3	966.0
Cash and cash equivalents and restricted cash at end of period	$732.8	$541.8

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$33.2	$49.9
Accrued expenses for purchases of property, plant and equipment	$15.8	$35.4
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future periods. In the current year, the Company’s rounding presentation of reported amounts have changed. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.
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
Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed within Note 8, Marketable Securities, Note 9, Derivative Instruments and Hedging Activities, Note 10, Other Investments, and Note 14, Revenue Recognition.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use (ROU) asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We have substantially completed the process of collecting and analyzing the Company’s lease contracts and have selected a leasing software system. Our lease accounting software implementation efforts are ongoing. While our assessment of the standard remains open, the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets.
In June 2016, the FASB issued a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses be reported based on expected losses compared to the current incurred loss model. The new standard also requires enhanced disclosure of credit risk associated with respective assets. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the Tax Act), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition.
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
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. We adopted the new standard on January 1, 2018 and will apply the new guidance prospectively to transactions occurring after adoption. We anticipate that the adoption of this new standard will likely result in more transactions, to the extent that such transactions are undertaken by the Company, being accounted for as asset acquisitions.
In January 2016, the FASB issued a new standard that changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value, or at cost adjusted for changes in observable prices minus impairment. We adopted the new standard on January 1, 2018, and have elected to measure our current equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment. In connection with the adoption of the new standard, we reclassified an immaterial amount of unrealized gains on equity securities from other comprehensive income to retained earnings. The guidance related to equity investments without readily determinable fair values was applied prospectively to equity investments that existed as of the date of adoption. We will assess our equity investments without readily determinable fair values for observable price changes and impairment on a quarterly basis. Refer to Note 10, Other Investments, for further details.

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
In August 2017, the FASB issued a new standard intended to improve and simplify certain aspects of the accounting for hedges. The new standard is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We early adopted the new standard in the second quarter 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
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
The impact to revenues for the three and six months ended June 30, 2018 was an increase of $10.2 and $13.8, respectively, as a result of adopting the new standard. The resulting impact to net income for the three and six months ended June 30, 2018 was an increase of $8.6 and $11.8, respectively. The impact of adopting the new standard for the three and six months ended June 30, 2018 is due primarily to the earlier recognition of revenue associated with customer arrangements for which control of the product has transferred to the customer prior to the shipment clearing customs in the respective country. Under prior revenue guidance, these amounts would have been deferred until risk of loss had transferred to the customer following customs clearance.
The new standard also resulted in a decrease of $24.6 in deferred revenue and an increase of $17.8 in retained earnings as of June 30, 2018. The adoption of the new revenue standard did not have a material impact on any other balances within the condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

3.	Acquisitions
In April 2018, we announced our intent to acquire Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics) that develops novel therapies for patients with rare copper-mediated disorders, pursuant to a recommended public cash offer. The public cash offer was for SEK 232 for each share of stock of Wilson Therapeutics. On May 25, 2018, we completed the acquisition of Wilson Therapeutics, following the acceptance of our offer by more than 97% of shareholders. As a result of the acquisition, we added WTX101, a highly innovative drug candidate that is currently in the early stages of Phase III clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline.
The acquisition of Wilson Therapeutics is accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in a single asset, WTX101. As of June 30, 2018, Alexion had acquired 99.8% of the outstanding shares of Wilson Therapeutics.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the total consideration for the acquisition and the value of assets acquired and liabilities assumed:

Consideration
Cash paid for acquisition of Wilson Therapeutics outstanding shares	$749.3
Transaction costs	15.1
Total consideration	$764.4

Assets Acquired and Liabilities Assumed
Cash	$45.1
In-process research & development	803.7
Employee related liabilities	(71.4)
Other assets and liabilities	(13.0)
Total net assets acquired	$764.4
The acquired in-process research and development asset relates to WTX101, which is in early Phase III development for the treatment of Wilson Disease. Due to the stage of development of this asset, significant risk remains and it is not yet probable that there is future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there is no alternative future use associated with WTX101. Accordingly, the value of this asset of $803.7 was expensed during the three and six months ended June 30, 2018.
Employee related liabilities include the value of outstanding employee equity incentive awards that were accelerated in connection with the Wilson Therapeutics acquisition that have been, or will be, settled in cash. Also included in this amount are employer tax obligations associated with the employee equity incentive awards.
In connection with rights to WTX101 that were previously acquired by Wilson Therapeutics from third parties, we could be required to pay up to approximately $19.0 if certain development, regulatory and commercial milestones are met over time, as well as royalties on commercial sales.

4.	Inventories
Inventories are stated at the lower of cost or estimated realizable value. We determine the cost of inventory on a standard cost basis, which approximates average costs.
The components of inventory are as follows:

	June 30,	December 31,
	2018	2017
Raw materials	$5.4	$4.7
Work-in-process	164.9	148.6
Finished goods	292.9	307.1
	$463.2	$460.4

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		June 30, 2018			December 31, 2017
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing rights	5-8	$31.0	$(28.9)	$2.1	$31.0	$(28.5)	$2.5
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(919.0)	3,791.5	4,710.5	(758.9)	3,951.6
Other intangibles	5	0.4	(0.2)	0.2	0.4	(0.1)	0.3
Total		$4,752.4	$(958.6)	$3,793.8	$4,752.4	$(798.0)	$3,954.4
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4
Amortization expense for the three months ended June 30, 2018 and 2017 was $80.3 and $80.1. Amortization expense for the six months ended June 30, 2018 and 2017 was $160.6 and $160.1, respectively. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is 160.6 for the six months ending December 31, 2018, and approximately $320.0 for each of the years ending December 31, 2019 through December 31, 2023.
In the second quarter 2017, we recognized an impairment charge of $31.0 related to our SBC-103 acquired in-process research and development asset due to clinical results.

6.	Debt
On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement), with Bank of America, N.A. as Administrative Agent. The Credit Agreement amends and restates our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement).
The Credit Agreement provides for a $1,000.0 revolving credit facility and a $2,612.5 term loan facility. The revolving credit facility and the term loan facility mature on June 7, 2023. Commencing on June 30, 2019, we are required to make amortization payments of 5.00% of the aggregate principal amount of the term loan facility annually, payable in equal quarterly installments.
Loans under the Credit Agreement bear interest, at our option, at either a base rate or a Eurodollar rate, in each case plus an applicable margin. Under the Credit Agreement, the applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case based on our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement). Our obligations under the Credit Agreement are guaranteed by certain of Alexion Pharmaceuticals, Inc.'s foreign and domestic subsidiaries and secured by liens on certain of our subsidiaries’ equity interests, subject to certain exceptions. Under the terms of the Credit Agreement, we must maintain a ratio of total net debt to EBITDA of 3.50 to 1.00 (subject to certain limited adjustments) and EBITDA to cash interest expense ratio of at least 3.50 to 1.00, in each case as calculated in accordance with the Credit Agreement.
The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default. The negative covenants in the credit agreement restrict Alexion’s and its subsidiaries’ ability, subject to certain baskets and exceptions, to incur liens or indebtedness, make investments, enter into mergers and other fundamental changes, make dispositions or pay dividends. The restriction on dividend payments includes an exception that permits us to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, we have a consolidated net leverage ratio, as defined in the Credit Agreement, within predefined ranges, subject to certain increases following designated material acquisitions.
In connection with entering into the Credit Agreement and Prior Credit Agreement, we paid $53.1 in financing costs. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended June 30, 2018 and 2017 was $3.2 and $2.3, respectively, and deferred financing costs for the six months ended June 30, 2018 and 2017 was $5.5 and $4.7 respectively. Remaining unamortized deferred financing costs as of June 30, 2018 and December 31, 2017 were $23.3 and $21.0, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of June 30, 2018, we had $2,612.5 outstanding on the term loan and $250.0 of borrowings outstanding under the revolving credit facility. The $250.0 of proceeds on the revolving credit facility was used to refinance amounts outstanding under the Prior Credit Agreement. As of June 30, 2018, we had open letters of credit of $1.8 that offset our availability in the revolving facility.
The fair value of our long term debt, which is measured using Level 2 inputs, approximates book value.

7.	Earnings Per Common Share
Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the applicable period. For purposes of calculating diluted EPS, the denominator reflects the potential dilution that could occur if stock options, unvested restricted stock units or other contracts to issue common stock were exercised or converted into common stock, using the treasury stock method.
The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss) used for basic and diluted calculation	$(457.4)	$165.2	$(208.3)	$335.3
Shares used in computing earnings per common share—basic	222.6	224.4	222.3	224.5
Weighted-average effect of dilutive securities:
Stock awards	—	1.1	—	1.2
Shares used in computing earnings per common share—diluted	222.6	225.5	222.3	225.7
Earnings (loss) per common share:
Basic	$(2.05)	$0.74	$(0.94)	$1.49
Diluted	$(2.05)	$0.73	$(0.94)	$1.49
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and six months ended June 30, 2017 were 6.0 and 5.8 shares of common stock, respectively, because their effect was anti-dilutive. For the three and six months ended June 30, 2018, we reported a net loss; therefore, no outstanding stock awards were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive.

8.	Marketable Securities
We invest our excess cash balances in marketable securities of highly rated financial institutions and investment-grade debt instruments. We classify these marketable securities as available-for-sale and, accordingly, record such securities at fair value. Unrealized gains and losses that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity in the accompanying balance sheets.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$138.9	$—	$—	$138.9
Corporate bonds	218.8	0.1	(0.2)	218.7
Other government-related obligations:
U.S.	62.5	—	—	62.5
Foreign	79.0	—	—	79.0
Bank certificates of deposit	46.1	—	—	46.1
Total available-for-sale debt securities	$545.3	$0.1	$(0.2)	$545.2

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$16.0	$—	$—	$16.0
Repurchase agreements	27.0	—	—	27.0
Corporate bonds	432.2	0.5	(0.2)	432.5
Other government-related obligations:
U.S.	—	—	—	—
Foreign	426.3	0.2	(0.2)	426.3
Bank certificates of deposit	11.8	—	—	11.8
Total available-for-sale debt securities	$913.3	$0.7	$(0.4)	$913.6

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2018 and December 31, 2017 was $188.2 and $436.2, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were $1.3 as of June 30, 2018 and $12.0 as of December 31, 2017. As of June 30, 2018, we believe that the cost basis of our available-for-sale debt securities is recoverable.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheet were as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$115.9	$42.7
Marketable securities	429.3	870.9
	$545.2	$913.6

The fair values of available-for-sale debt securities at June 30, 2018, by contractual maturity, are summarized as follows:

June 30, 2018
Due in one year or less	$431.2
Due after one year through three years	114.0
$545.2

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We hold a single equity investment that we record at fair value, with changes in fair value recognized in net income effective January 1, 2018, upon the adoption of the new financial instruments standard. Unrealized holding gains on this investment were previously recognized in accumulated other comprehensive income (loss). As of December 31, 2017, the fair value of this investment was not material.
We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investments options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of June 30, 2018 and December 31, 2017, the fair value of these investments was $20.2 and $18.5, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three and six months ended June 30, 2018 and 2017.

9.	Derivative Instruments and Hedging Activities
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen. We are also exposed to fluctuations in interest rates on outstanding borrowings under our revolving credit facility and term loan facility. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of June 30, 2018, we had open revenue related foreign exchange forward contracts with notional amounts totaling $984.7 that qualified for hedge accounting. As of June 30, 2018, we had open expense related foreign exchange forward contracts with notional amounts totaling $23.7 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following tables summarize the total interest rate swap contracts executed as of June 30, 2018:

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

During the second quarter 2018, we adopted the new standard for accounting for hedges that is designed to simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. The updated guidance no longer requires the separate measurement and reporting of hedge ineffectiveness. Following adoption, all unrealized gains and losses on derivatives that are designated and qualify for hedge accounting are reported in other comprehensive income (loss) and recognized in our condensed consolidated statements of operations when the underlying hedged transaction affects earnings.
The amount of gains and losses recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	June 30, 2018		June 30, 2017
	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	$1,044.7	$(25.0)	$912.2	$(24.8)
Impact of cash flow hedging relationships:
Foreign Exchange Forward Contracts	$(1.7)	$—	$12.3	$—
Interest Rate Swap Contracts	$—	$3.1	$—	$(0.8)

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	$1,975.1	$(49.1)	$1,781.3	$(48.3)
Impact of cash flow hedging relationships:
Foreign Exchange Forward Contracts	$(14.8)	$—	$32.0	$—
Interest Rate Swap Contracts	$—	$4.5	$—	$(1.3)
The impact on accumulated other comprehensive income (AOCI) from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Foreign Exchange Forward Contracts:
Gain (loss) recognized in AOCI, net of tax	$49.0	$(45.7)	$16.5	$(61.7)
Gain (loss) reclassified from AOCI to net product sales, net of tax	$(1.3)	$7.9	$(11.4)	$20.6
Interest Rate Contracts:
Gain (loss) recognized in AOCI, net of tax	$3.1	$(1.4)	$11.2	$(0.8)
Gain (loss) reclassified from AOCI to interest expense, net of tax	$2.5	$(0.5)	$3.6	$(0.8)
Assuming no change in foreign exchange rates from market rates at June 30, 2018, $0.8 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. The amount of gains recognized in AOCI that will be reclassified to interest expense over the next 12 months is $9.1. Amounts recognized in AOCI for expense related foreign exchange forward contracts was not material at June 30, 2018.
We enter into foreign exchange forward contracts, with durations up to six months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

sheet exposures. As of June 30, 2018, the notional amount of foreign exchange contracts where hedge accounting is not applied was $260.8.
We recognized a gain (loss) of $18.4 and $(0.5), in other income and expense, for the three months ended June 30, 2018 and 2017, associated with the foreign exchange contracts not designated as hedging instruments. We recognized a gain (loss) of $10.3 and $(9.2), for the six months ended June 30, 2018 and 2017, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$16.0	Other current liabilities	$15.5
Foreign exchange forward contracts	Other assets	1.9	Other liabilities	9.9
Interest rate contracts	Prepaid expenses and other current assets	9.1	Other current liabilities	—
Interest rate contracts	Other assets	22.3	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.4	Other current liabilities	1.0
Total fair value of derivative instruments		$49.7		$26.4

	December 31, 2017
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.9	Other current liabilities	$34.8
Foreign exchange forward contracts	Other assets	4.1	Other liabilities	26.0
Interest rate contracts	Prepaid expenses and other current assets	9.3	Other current liabilities	—
Interest rate contracts	Other assets	12.5	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	10.0	Other current liabilities	13.7
Total fair value of derivative instruments		$48.8		$74.5

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

	June 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$49.7	$—	$49.7	$(13.3)	$—	$36.4
Derivative liabilities	(26.4)	—	(26.4)	13.3	—	(13.1)

	December 31, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$48.8	$—	$48.8	$(26.3)	$—	$22.5
Derivative liabilities	(74.5)	—	(74.5)	26.3	—	(48.2)

10.	Other Investments
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
In connection with our adoption of the new guidance for equity securities in the first quarter 2018, we elected the alternative measurement approach for our investment in Moderna. As a result, we will continue to record this investment at cost, less impairments; however, we will also adjust the investment for any changes resulting from an observable price change in an orderly transaction for identical or similar investments of the same issuer. We assess relevant transactions that occur on or before the balance sheet date to identify observable price changes, and we regularly monitor these investments to evaluate whether there is an indication that the investment is impaired, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

During the first quarter 2018, Moderna announced the completion of a new round of financing. We considered this transaction and the rights of the preferred shares issued in the new round, compared to the rights of the preferred equity that we hold, and concluded that Moderna's new round of financing represents an observable price change in an orderly transaction for a similar investment. We further concluded, based on the respective rights of the stock and consideration of potential liquidity events, that the value of our preferred stock is equivalent to the value of the newly issued preferred stock. As a result, we recognized an unrealized gain of $100.8 in investment income during the first quarter 2018 to adjust our investment in Moderna to fair value as of the date of the observable price change, based on the per share price in Moderna's new round of financing. The carrying value of this investment was $138.3 and $37.5 as of June 30, 2018 and December 31, 2017, respectively. The carrying value of this investment was not impaired as of June 30, 2018.

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. Under the program, for the three months ended June 30, 2017, we repurchased 1.6 shares at a cost of $170.8. During the six months ended June 30, 2018 and 2017, we repurchased 0.7 and 2.1 shares of our common stock at a cost of $85.0 and $238.9, respectively. The Company did not repurchase any shares during the three months ended June 30, 2018. As of July 26, 2018, there is a total of $451.5 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2018 and 2017:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)
Other comprehensive income (loss) before reclassifications	1.3	0.1	27.7	(4.3)	24.8
Amounts reclassified from other comprehensive income	(0.6)	(0.5)	7.8	—	6.7
Net other comprehensive income (loss)	0.7	(0.4)	35.5	(4.3)	31.5
Balances, June 30, 2018	$(4.1)	$(0.2)	$21.6	$(20.2)	$(2.9)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2016	$(6.7)	$(0.4)	$91.9	$(24.3)	$60.5
Other comprehensive income (loss) before reclassifications	0.2	—	(62.5)	6.8	(55.5)
Amounts reclassified from other comprehensive income	0.1	0.9	(19.8)	—	(18.8)
Net other comprehensive income (loss)	0.3	0.9	(82.3)	6.8	(74.3)
Balances, June 30, 2017	$(6.4)	$0.5	$9.6	$(17.5)	$(13.8)

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2018	2017	2018	2017
Unrealized Gains (Losses) from Hedging Activity
Foreign exchange forward contracts	$(1.7)	$12.3	$(14.8)	$32.0	Net product sales
Interest rate swap contracts	3.1	(0.8)	4.5	(1.3)	Interest expense
	1.4	11.5	(10.3)	30.7
	(0.2)	(4.1)	2.5	(10.9)	Income tax expense
	$1.2	$7.4	$(7.8)	$19.8

13.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement at June 30, 2018
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$5.4	$—	$5.4	$—
Cash equivalents	Commercial paper	$55.8	$—	$55.8	$—
Cash equivalents	Corporate bonds	$3.5	$—	$3.5	$—
Cash equivalents	Bank certificates of deposit	$7.1	$—	$7.1	$—
Cash equivalents	Other government-related obligations	$49.5	$—	$49.5	$—
Marketable securities	Mutual funds	$20.2	$20.2	$—	$—
Marketable securities	Commercial paper	$83.1	$—	$83.1	$—
Marketable securities	Corporate bonds	$215.2	$—	$215.2	$—
Marketable securities	Other government-related obligations	$92.0	$—	$92.0	$—
Marketable securities	Bank certificates of deposit	$39.0	$—	$39.0	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$16.4	$—	$16.4	$—
Other assets	Foreign exchange forward contracts	$1.9	$—	$1.9	$—
Other current liabilities	Foreign exchange forward contracts	$16.5	$—	$16.5	$—
Other liabilities	Foreign exchange forward contracts	$9.9	$—	$9.9	$—
Prepaid expenses and other current assets	Interest rate contracts	$9.1	$—	$9.1	$—
Other assets	Interest rate contracts	$22.3	$—	$22.3	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$70.3	$—	$—	$70.3
Contingent consideration	Acquisition-related contingent consideration	$156.0	$—	$—	$156.0

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

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2018.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy consist of commercial paper, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of June 30, 2018, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
Estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $741.0 if all development, regulatory and sales-based milestones are reached. As of June 30, 2018, the fair value of acquisition-related contingent consideration was $226.3. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six months ended
June 30, 2018
Balance at December 31, 2017	$168.9
Changes in fair value	57.4
Balance at June 30, 2018	$226.3

14.	Revenue Recognition
In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles. We adopted the new standard on January 1, 2018 by applying the modified retrospective method to all contracts that were not completed as of that date.  Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services.  Revenue is recognized through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, the Company assesses the goods or services promised within each contract, and determines those that are performance obligations.  Revenue is recognized for the applicable performance element when each distinct performance obligation is satisfied.
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
We evaluate the creditworthiness of customers on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is probable at the time of sale. As of June 30, 2018 and December 31, 2017, allowances on receivables were not material.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Soliris
United States	$395.8	$317.8	$731.8	$605.9
Europe	253.4	248.5	504.2	489.9
Asia Pacific	93.6	80.8	179.1	159.6
Rest of World	155.4	166.2	283.2	341.4
Total	$898.2	$813.3	$1,698.3	$1,596.8

Strensiq
United States	$99.9	$70.0	$189.1	$133.3
Europe	16.4	8.6	30.4	13.7
Asia Pacific	6.3	4.4	12.0	8.1
Rest of World	2.5	0.6	4.3	2.1
Total	$125.1	$83.6	$235.8	$157.2

Kanuma
United States	$13.0	$11.1	$24.9	$19.8
Europe	5.8	3.3	11.7	5.1
Asia Pacific	1.1	0.6	2.1	1.1
Rest of World	1.5	0.3	2.3	1.3
Total	$21.4	$15.3	$41.0	$27.3

Contract Balances and Receivables
Contract liabilities relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated statements of operations.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	June 30, 2018	December 31, 2017
Receivables, which are included in "Trade accounts receivable, net"	$853.7	$726.5
Contract liabilities, which are included in "Other current liabilities"	$3.7	$15.9
Upon adoption of the new standard, on January 1, 2018, we reduced our deferred revenue balance by $10.4, with an offsetting increase of $6.0 in retained earnings due to the cumulative impact of adopting this new standard. The adjusted deferred revenue balance, as of January 1, 2018, was $5.5. We recognized this amount in revenue in the first quarter of 2018.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

15.	Income Taxes

The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Income tax expense	$38.8	$41.1	$141.3	$65.0
Effective tax rate	(9.3)%	19.9%	(210.9)%	16.2%

The income tax expense for the three and six months ended June 30, 2018 and 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and six months ended June 30, 2018 as compared to the same periods in the prior year is primarily attributable to the acquisition of Wilson Therapeutics. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed in acquired in-process research and development for the three and six months ended June 30, 2018, for which no tax benefit has been recognized. The Wilson Therapeutics acquisition resulted in a decrease in the effective tax rate for the three and six months ended of approximately 19.4% and 230.1%, respectively. Also included in the six months ended June 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $38.4. This deferred tax cost increased the effective tax rate for the six months ended June 30, 2018 by approximately 5.2%.
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
We incorporated the impact of the Tax Act in our results or calculated provisional amounts for the tax effects of the Tax Act for the year ended December 31, 2017. Our accounting for the Tax Act is not yet complete. We did not record any measurement period adjustments to provisional amounts previously recorded related to the year ended December 31, 2017 during the second quarter 2018. As of June 30, 2018 our accounting for the Tax Act is incomplete as follows:

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

(d)
We calculated a reasonable estimate of the impact of the Tax Act to U.S. state income taxes, which resulted in an increase to tax expense, taxes payable, and deferred taxes of $2.9, $2.2, and $0.7, respectively, in the period ended December 31, 2017. We interpreted the effect of the Tax Act’s changes to federal law on each U.S. state’s system of taxation as of the date of enactment. However, additional analysis is required to determine the effect of modifications to federal deductions and income inclusions on these systems.

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
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

16.	Defined Benefit Plans
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for the three months ended June 30, 2018 and 2017 was $1.3 and $1.5, respectively, and for the six months ended June 30, 2018 and 2017 was $1.8 and $3.0, respectively, primarily related to service costs.

17.	Facility Lease Obligations
New Haven Facility Lease Obligation
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded by us during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheets.
Construction of the facility was completed and the building was placed into service in the first quarter 2016. For each of the three and six months ended June 30, 2018 and 2017, we recognized $3.6 and $7.1, respectively, of interest expense associated with this arrangement. As of June 30, 2018 and December 31, 2017, our total facility lease obligation was $134.2 and $134.6, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheets. The completion of the facility, including obtaining regulatory approval, is expected in the first half of 2019. As of June 30, 2018 and December 31, 2017, we recorded a construction-in-process asset of $192.3 and $180.6, respectively, and an offsetting facility lease obligation of $157.6 and $159.1, respectively, associated with the manufacturing facility.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. During the six months ended June 30, 2018, we incurred $31.5 of payments to Lonza under this agreement, of which $4.1 was applied against the outstanding facility lease obligation and $27.4 was recognized as a prepayment of inventory. See Note 18 for minimum fixed payments due under Lonza agreements.
Boston Facility Lease Obligation
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space that was constructed in Boston, Massachusetts. The term of the lease commenced upon the landlord's substantial completion of our premises in the second quarter of 2018 and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional 10 years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period were capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets.
Construction of the facility was completed and the building was placed into service in the second quarter 2018. As of June 30, 2018 and December 31, 2017, our total facility lease obligation was $81.0 and $59.6, respectively, within facility lease obligation on our condensed consolidated balance sheets.

18.	Commitments and Contingencies
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
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,086.8. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris that was

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $28.4 with other third party manufacturers.

Contingent Liabilities
We are currently involved in various claims, lawsuits and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims (and offers of settlement), we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results.
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
At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing investigation. Any determination that our operations or activities are not or were not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017.  Defendants’ motion to dismiss is now fully briefed and pending before the court. Given the early stages of this litigation, an estimate of the possible loss or range of loss cannot be made at this time.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office is coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. We have begun to engage in discussions with the DOJ about a potential resolution of this matter. There can be no assurance that any current or future discussions with the government to resolve these matters will be successful or that any potential settlement terms or amount will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.
In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. We are cooperating with this inquiry.
In June 2017, we received a demand to inspect certain of our books and records pursuant to Section 220 of the General Corporation Law of the State of Delaware on behalf of a purported stockholder. Among other things, the demand sought to determine whether to institute a derivative lawsuit against certain of the Company’s directors and officers in relation to the investigation by our Audit and Finance Committee announced in November 2016 and the investigations instituted by the SEC, DOJ, U.S. Attorney’s Office for the District of Massachusetts, and Brazilian law enforcement officials that are described above. We have responded to the demand. Given the early stages of this matter, an estimate of the possible loss or range of loss cannot be made at this time.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not determined to be a material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any forfeitures that will be required to be made or the potential impact to future Soliris revenues in Canada relating to any potential future price reduction.

19.	Restructuring and Related Expenses
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas to maximize leadership in complement and grow the rare disease business. The re-alignment also included the relocation of the Company's headquarters to Boston, Massachusetts which was completed in the second quarter of 2018. Our New Haven, Connecticut site continues to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan also reduced the Company's global workforce by approximately 20.0%. The restructuring is designed to result in cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing of multiple Alexion sites, including ARIMF and certain regional and country-based offices.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the total expenses recorded related to the restructuring activities by the type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended June 30,				Three months ended June 30,
	2018				2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of Sales	$—	$0.5	$—	$0.5	$—	$—	$—	$—
Research and Development	—	—	—	—	—	—	—	—
Selling, General and Administrative	—	6.5	—	6.5	—	—	—	—
Restructuring Expense	3.1	—	7.5	10.6	(0.6)	—	3.5	2.9
Other (Income) Expense	—	—	—	—	—	—	—	—
	$3.1	$7.0	$7.5	$17.6	$(0.6)	$—	$3.5	$2.9

	Six months ended June 30,				Six months ended June 30,
	2018				2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of Sales	$—	$5.8	$—	$5.8	—	—	—	$—
Research and Development	—	0.1	—	0.1	—	—	—	$—
Selling, General and Administrative	—	10.1	—	10.1	—	—	—	$—
Restructuring Expense	4.1	—	12.0	16.1	20.1	—	6.6	$26.7
Other (Income) Expense	—	—	(0.1)	(0.1)	—	—	—	$—
	$4.1	$16.0	$11.9	$32.0	$20.1	$—	$6.6	$26.7
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and six months ended June 30, 2018:

	Three months ended June 30,				Six months ended June 30,
	2018				2018
	Employee Separation Costs	Asset Charges	Other Costs	Total	Employee Separation Costs	Asset Charges	Other Costs	Total
Liability, beginning of period	$29.3	$—	$1.3	$30.6	$53.8	$—	$4.4	$58.2
Restructuring and Related Expenses	3.9	7.0	7.5	18.4	4.8	16.0	12.7	33.5
Cash settlements	(14.9)	—	(6.2)	(21.1)	(40.4)	—	(13.7)	(54.1)
Adjustments to previous estimates	(0.8)	—	—	(0.8)	(0.7)	—	(0.8)	(1.5)
Asset impairments	—	(7.0)	—	(7.0)	—	(16.0)	—	(16.0)
Liability, end of period	$17.5	$—	$2.6	$20.1	$17.5	$—	$2.6	$20.1

The restructuring reserve of $20.1 and $58.2 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively. We currently estimate incurring additional restructuring and related expenses in 2018 of approximately $10.0 to $60.0 related to the 2017 restructuring activities, primarily related to other costs. We expect to pay all accrued amounts related to this restructuring within the next nine months.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "committed," variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

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

•
costs, expenses and capital requirements, interest rates, cash outflows, operating expenses, capital investment, cash from operations, investment in certain facilities, status of reimbursement, price approval and funding processes in various countries worldwide;

•	adequacy of cash resources to fund operations, as well as payment of future contingent consideration obligations and payments under license agreements;

•	progress in developing interest about our products and our product candidates in the patient, physician and payer communities;

•	the safety and efficacy of our products and our product candidates;

•	the date of completion of construction and the regulatory approval of certain manufacturing and fill/finish facilities;

•	expected impact of delay in collecting accounts receivable;

•	estimates of the potential markets and estimated commercialization dates for our products and our product candidates around the world;

•	sales and marketing plans, any changes in the current or anticipated market demand or medical need for our products or our product candidates;

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

•	performance and reliance on third party service providers;

•	our future research and development activities, plans for acquired programs, business development actions, our ability to develop and commercialize products with our collaborators;

•	assessment of competitors and potential competitors;

•	anticipated completion of tax audits;

•	recoverability of the cost basis of certain debt securities;

•	periods of patent, regulatory and market exclusivity for our products;

•	estimated amortization expense for certain intangible assets;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property;

•	assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property;

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

•	the impact of new accounting standards and certain provisions of the Tax Act on the Company's results of operations;

•	compliance improvements;

•	estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates;

•	the expected benefits and the estimates of additional restructuring and related expenses and the timing of the payment of such amounts; and

•	potential costs resulting from product liability or other third party claims, the sufficiency of our existing capital resources and projected cash needs.
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
Recent Developments
In May 2018, we completed the acquisition of more than 97% of the equity interests of Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics), pursuant to a recommended public cash offer to all Wilson Therapeutics AB shareholders. Wilson Therapeutics develops novel therapies for patients with rare copper-mediated disorders and, pursuant to the acquisition, we added WTX101, a highly innovative drug candidate that is currently in the early stages of Phase III clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline.
In June 2018, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for approval of ALXN1210, our investigational long-acting C5 complement inhibitor, for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH). Also in June 2018, we submitted a Marketing Authorization Application to the European Medicines Agency (EMA) for ALXN1210 for the treatment of patients with PNH.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement), with Bank of America, N.A. as Administrative Agent. The Credit Agreement amends and restates our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement). Among other things, the Credit Agreement provides that the maturity date of the revolving credit facility and the term loan facility are extended to June 7, 2023.
Products and Development Programs
We focus our product development programs on life-transforming therapeutics for rare diseases for which current treatments are either non-existent or inadequate.
Marketed Products
Our marketed products consist of the following:

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our clinical development programs include the following:

Product	Development Area	Phase I	Phase II	Phase III	Filed
ALXN1210 (IV)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)

	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)

	Neurology	Generalized Myasthenia Gravis (gMG)

ALXN1210 (Subcutaneous)	Hematology	PNH

	Hematology/Nephrology	aHUS

Soliris (eculizumab)	Neurology	Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)

WTX101	Metabolics	Wilson disease

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
In February 2018, we began enrolling in a Phase III, open-label, single-arm multicenter study to evaluate the PK/PD, safety, and efficacy of ALXN1210 administered by IV infusion to pediatric patients with PNH, including patients who have never received treatment with a complement inhibitor and those who enter the study stabilized on Soliris.
On March 15, 2018, we announced that the pivotal Phase III, open-label, randomized, active-controlled multicenter study to evaluate the safety and efficacy of ALXN1210 versus Soliris administered by intravenous (IV) infusion every 8 weeks to adult patients with PNH who have never received treatment with a complement inhibitor demonstrated non-inferiority to Soliris in complement inhibitor treatment-naïve patients with PNH based on the co-primary endpoints of transfusion avoidance and normalization of LDH levels, a direct marker of complement-mediated hemolysis in PNH. The study also demonstrated non-inferiority on all four key secondary endpoints: percentage change from baseline in LDH levels, change from baseline in quality of life as assessed by the Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue scale, proportion of patients with breakthrough hemolysis, and proportion of patients with stabilized hemoglobin levels. In addition, numeric results for all six endpoints favored ALXN1210. There were no notable differences in the safety profiles for ALXN1210 and Soliris in the study.
On April 26, 2018, we announced the results of a Phase III study of ALXN1210 to evaluate the safety and efficacy of ALXN1210 versus Soliris in patients with PNH who have been treated with Soliris for at least the past 6 months. The study demonstrated non-inferiority of ALXN1210 to Soliris in patients with PNH who had been stable on Soliris based on the primary endpoint of change in LDH levels, a direct marker of complement-mediated hemolysis in PNH. The study also demonstrated non-inferiority on all four key secondary endpoints: the proportion of patients with breakthrough hemolysis, the change from baseline in quality of life as assessed via the FACIT-Fatigue Scale, the proportion of patients avoiding transfusion, and the proportion of patients with stabilized hemoglobin levels. In addition, numeric results for all five endpoints favored ALXN1210. In the study, ALXN had a safety profile that is consistent with that for Soliris.
On June 18, 2018, we submitted a BLA to the FDA for approval of ALXN1210 for the treatment of patients with PNH. The submission uses a rare disease priority review voucher, which designates the BLA for an expedited eight-month review by the FDA instead of the standard twelve-month review.
On June 27, 2018, we submitted an MAA to the EMA for approval of ALXN1210 for the treatment of patients with PNH.
Atypical Hemolytic Uremic Syndrome (aHUS)
In patients with aHUS, complement-mediated TMA leads to life-threatening damage to the kidney, brain, heart and other vital organs.
Enrollment was completed in late May 2018 in a Phase III, single arm, multicenter study to evaluate

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

the safety and efficacy of ALXN1210 administered by IV infusion every 8 weeks to adolescent and adult patients with aHUS who have never been treated with a complement inhibitor. A second Phase III, single arm, multicenter study to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmaco-dynamics of ALXN1210 administered by IV infusion every 8 weeks in pediatric patients with aHUS who have never been treated with a complement inhibitor is ongoing.
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
Alexion plans to initiate a study with ALXN1210 administered by intravenous (IV) infusion every 8 weeks to adult patients for the treatment of gMG, a debilitating, chronic and progressive autoimmune neuromuscular disease, in late 2018.
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
Soliris (eculizumab)
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system that primarily affects the optic nerves and spinal cord. The disease leads to severe weakness, paralysis, respiratory failure, loss of bowel and bladder function, blindness and premature death. Patient enrollment and dosing is complete in a global, randomized, double-blind, placebo-controlled trial to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.

WTX101
Wilson's Disease
Wilson disease is a rare disorder that can lead to severe liver disease, including cirrhosis and acute liver failure, as well as debilitating neurological morbidities such as impaired movement, gait, speech, swallowing, and psychiatric disorders. WTX101, an innovative product candidate that addresses the underlying cause of Wilson disease, is a first-in-class oral copper-binding agent with a unique mechanism of action and ability to access and bind copper from serum and promote its removal from the liver.
WTX101 is in Phase III development as a treatment for Wilson disease. In addition, WTX101 has received Fast Track designation in the U.S. and Orphan Drug Designation for the treatment of Wilson disease in the U.S. and EU.
Other Programs

cPMP (ALXN1101)
Molybdenum Cofactor Deficiency (MoCD) Disease Type A (MoCD Type A)
MoCD Type A is an ultra-rare metabolic disorder characterized by severe and rapidly progressive neurologic damage and death in newborns. MoCD Type A results from a genetic deficiency in cyclic Pyranopterin Monophosphate (cPMP), a molecule that is a precursor to molybdenum cofactor, which enables the function of certain enzymes and the absence of which allows neurotoxic sulfite to accumulate in the brain. To date, there is no approved therapy available for MoCD Type A. There has been some early clinical experience with the recombinant cPMP replacement therapy in a small number of children with MoCD Type A, and we have completed enrollment in a natural history study in patients with MoCD Type A. cPMP has received Breakthrough Therapy Designation from the FDA for the treatment of patients with MoCD Type A. Enrollment in a multi-center, multinational open-label clinical trial of synthetic cPMP (ALXN1101) in patients with MoCD Type A switched from treatment with recombinant cPMP and a multi-center, multinational open-label clinical trial of ALXN1101 in patients newly diagnosed with MoCD Type A has been placed on hold. Patients currently enrolled in both trials will continue to receive therapy. No additional studies are currently planned. In June 2018, we entered into an agreement to sell ALXN1101 to a third party.

Samalizumab (ALXN6000)
Samalizumab is a first-in-class immunomodulatory humanized monoclonal antibody that blocks CD200, a key immune checkpoint protein expressed in both hematologic and solid malignancies. The safety and efficacy of samalizumab

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,086.8. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris that was manufactured at our Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at one of its existing facilities.
In addition, we have non-cancellable commitments of approximately $28.4 through 2020 with other third party manufacturers.
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

Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2017. Under accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. Actual results could differ materially from those estimates.
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
For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2017. Updates to our critical accounting policy for revenue recognition, including impacts from the adoption of the new revenue accounting standard, are discussed within Note 14, Revenue Recognition.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use (ROU) asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. We have substantially completed the process of collecting and analyzing the Company’s lease contracts and have selected a leasing software system. Our lease accounting

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

software implementation efforts are ongoing. While our assessment of the standard remains open, the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets.
In June 2016, the FASB issued a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses be reported based on expected losses compared to the current incurred loss model. The new standard also requires enhanced disclosure of credit risk associated with respective assets. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition and results of operations.
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the Tax Act), effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition.
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
In January 2017, the FASB issued a new standard that clarifies the definition of a business and determines when an integrated set of assets and activities is not a business. This framework requires that if substantially all of the fair value of gross assets acquired or disposed of is concentrated in a single asset or group of similar identifiable assets, the assets would not represent a business. We adopted the new standard on January 1, 2018 and will apply the new guidance prospectively to transactions occurring after adoption. We anticipate that the adoption of this new standard will likely result in more transactions, to the extent that such transactions are undertaken by the Company, being accounted for as asset acquisitions.
In January 2016, the FASB issued a new standard that changes accounting for equity investments, financial liabilities under the fair value option, and presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income. Companies have the option to either measure equity investments without readily determinable fair values at fair value, or at cost adjusted for changes in observable prices minus impairment. We adopted the new standard on January 1, 2018, and have elected to measure our current equity investments without readily determinable fair values at cost adjusted for changes in observable prices minus impairment. In connection with the adoption of the new standard, we reclassified an immaterial amount of unrealized gains on equity securities from other comprehensive income to retained earnings. The guidance related to equity investments without readily determinable fair values was applied prospectively to equity investments that existed as of the date of adoption. We will assess our equity investments without readily determinable fair values for observable price changes and impairment on a quarterly basis. Refer to Note 10, Other Investments, for further details.
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
In November 2016, the FASB issued a new standard that clarifies how entities should present restricted cash in the statement of cash flows. Under the new standard, changes in total cash, inclusive of restricted cash, should be reflected in the statement of cash flows. As a result, transfers between cash and restricted cash will no longer be reflected as activity within the statement of cash flows. We adopted the new standard on January 1, 2018. The adoption of this standard did not have a material

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

impact on our condensed consolidated statements of cash flows.
In August 2017, the FASB issued a new standard intended to improve and simplify certain aspects of the accounting for hedges. The new standard is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We early adopted the new standard in the second quarter 2018 using the modified retrospective method. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change
Soliris
United States	$395.8	$317.8	24.5%	$731.8	$605.9	20.8%
Europe	253.4	248.5	2.0%	504.2	489.9	2.9%
Asia Pacific	93.6	80.8	15.8%	179.1	159.6	12.2%
Rest of World	155.4	166.2	(6.5)%	283.2	341.4	(17.0)%
Total	$898.2	$813.3	10.4%	$1,698.3	$1,596.8	6.4%

Strensiq
United States	$99.9	$70.0	42.7%	$189.1	$133.3	41.9%
Europe	16.4	8.6	90.7%	30.4	13.7	121.9%
Asia Pacific	6.3	4.4	43.2%	12.0	8.1	48.1%
Rest of World	2.5	0.6	316.7%	4.3	2.1	104.8%
Total	$125.1	$83.6	49.6%	$235.8	$157.2	50.0%

Kanuma
United States	13.0	11.1	17.1%	24.9	19.8	25.8%
Europe	5.8	3.3	75.8%	11.7	5.1	129.4%
Asia Pacific	1.1	0.6	83.3%	2.1	1.1	90.9%
Rest of World	1.5	0.3	400.0%	2.3	1.3	76.9%
Total	$21.4	$15.3	39.9%	$41.0	$27.3	50.2%

Total Net Product Sales	$1,044.7	$912.2	14.5%	$1,975.1	$1,781.3	10.9%

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by product and significant geographic region are as follows for the three and six months ended June 30, 2018 and 2017:

United States	Asia Pacific
Europe	Rest of World

Soliris net product sales

United States	Asia Pacific
Europe	Rest of World

Strensiq net product sales

United States	Asia Pacific
Europe	Rest of World

Kanuma net product sales

United States	Asia Pacific
Europe	Rest of World

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The components of the increase in revenues are as follows:
The increase in net product sales for the three and six months ended June 30, 2018, as compared to the same periods in 2017, was primarily due to an increase in unit volumes of 15.6% and 12.1%, respectively. This increase in unit volumes is primarily due to increased global demand for Soliris therapy including sales to patients with gMG, which received regulatory approval in the second half of 2017. Additional unit volume increases were due to increased sales of Strensiq and Kanuma during 2018 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
These increases for the six months ended June 30, 2018 were offset in part by a decrease in unit volumes within rest of world for Soliris therapy for patients in Latin America. The decrease in volumes was related to the timing of ordering patterns in 2018 as compared to the six months ended of 2017.
As discussed above, we adopted the new revenue recognition guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the sales recognized in 2018 as compared to the three and six months ended 2017.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.

The following table summarizes cost of sales and cost of sales as a percent of net product sales for the three and six months ended June 30, 2018 and 2017:

2018 Cost of Sales
2017 Cost of Sales
●	Cost of sales as a percentage of net product sales
The increase in cost of sales as a percentage of net product sales to 9.5% for the six months ended June 30, 2018, compared to 8.6% for the same period in 2017 is primarily attributable to changes in the product mix of sales as compared to the same period in 2017, as well as additional asset related charges associated with the closure of the ARIMF facility that was announced in the third quarter of 2017 as part of the restructuring.
Research and Development Expense
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
R&D expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with certain strategic licensing agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab, ALXN1210 and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities, milestone expenses related to our licensing agreements and collaborations and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

preclinical research for other uses of our products and other product candidates. Upfront payments include upfront payments related to licenses and collaborations. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
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
For the three months ended June 30, 2018, the decrease of $24.8 in R&D expense, as compared to the same period in the prior year, was primarily related to the following:

•	Decrease of $18.9 in external clinical development expenses related primarily to decreases in various eculizamab clinical studies (see graph below).

•	Decrease of $9.9 in payroll and benefits primarily related to headcount reductions resulting from restructuring activities initiated in 2017.
Partially offset by the following:

•	Increase of $11.1 in external product development expenses related primarily to an increase in costs associated with milestone expenses related to our licensing agreements.
For the six months ended June 30, 2018, the decrease of $67.7 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Decrease of $36.3 in external clinical development expenses related primarily to decreases in various eculizamab clinical studies partially offset by an expansion of clinical studies for ALXN1210 (see graph below).

•	Decrease of $24.0 in payroll and benefits primarily related to headcount reductions resulting from restructuring activities initiated in 2017.

•	Decrease of $12.1 in discovery primarily related to decreases in external research expenses associated with our collaboration agreements.

•
Decrease of $8.9 in upfront payment expenses due to the upfront payments on licensing arrangements made in the second quarter 2017. No upfront payments related to licensing arrangements were made for the six months ended 2018.

Partially offset by the following:

•
Increase of $20.4 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 further driven by an increase in costs associated with milestone expenses. This increase was in part offset by a decrease in costs associated with the manufacturing of material for ALXN6000 clinical research activities as compared to the six months ended 2017.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

2018
2017

2018
2017
The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for our development programs, even after we expend significant technical and financial resources. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to Item 1A "Risk Factors" in this Form 10-Q.
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
The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense
For the three months ended June 30, 2018, the increase of $11.7 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase in external selling, general and administrative expenses of $15.4. The increase was primarily due to an increase in professional services and charitable contributions as compared to the same

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

period in 2017. The increase was further driven by an increase in asset related charges that were recorded in 2018 related to the previously announced restructuring activities. The increase was offset by decreased distribution expenses as compared to the same period in 2017.
Partially offset by the following:

•
Decrease in salary, benefits and other labor expenses of $3.7. The decrease was primarily related to headcount reductions resulting from restructuring activities initiated in 2017. These decreases were partially offset by an increase in commercial activities to support the launch of Soliris for gMG.

For the six months ended June 30, 2018, the increase of $7.0 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in external selling, general and administrative expenses of $11.9. The increase was primarily due to an increase in professional services and charitable contributions as compared to the same period in 2017. The increase was further driven by an increase in asset related charges that were recorded in 2018 related to the previously announced restructuring activities. The increase was offset by decreased distribution expenses as compared to the same period in 2017.

Partially offset by the following:

•
Decrease in salary, benefits and other labor expenses of $4.9. The decrease was primarily related to headcount reductions resulting from restructuring activities initiated in 2017. These decreases were partially offset by an increase in commercial activities to support the launch of Soliris for gMG.

Acquired In-Process Research and Development
For both the three and six months ended June 30, 2018 we recorded acquired in-process research and development (IPR&D) expense of $803.7. The increase in acquired IPR&D for the three and six months ended 2018, as compared to 2017, is due to the Wilson Therapeutics acquisition completed in the second quarter of 2018. The IPR&D asset associated with the Wilson Therapeutics acquisition has not reached technological feasibility and had no alternative future use as of the acquisition date and was therefore expensed during the second quarter 2018.

Amortization of Purchase Intangible Assets
For both the three and six months ended June 30, 2018 and 2017 we recorded amortization expense of $80.1 and $160.1, respectively, related to purchased intangible assets. Amortization expense is primarily associated with intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Change in Fair Value of Contingent Consideration
For the three and six months ended June 30, 2018, the change in fair value of contingent consideration expense associated with our prior business combinations was $4.7 and $57.4, respectively, as compared to $24.6 and $28.1 for the three and six months ended June 30, 2017, respectively. The change in the expense associated with the fair value of contingent consideration for the three and six months ended June 30, 2018, as compared the same periods in 2017, was primarily due to the timing of increases in the likelihood and anticipated timing of payments for contingent consideration.
Restructuring Expenses
In the first quarter of 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. The initial restructuring activities primarily focused on a reduction of the Company's global workforce. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment focuses investments in priority growth areas. The re-alignment also included the relocation of the Company's headquarters to Boston, Massachusetts in 2018 which was completed in the second quarter of 2018. Our New Haven, Connecticut site continues to support employees working in the research and process development laboratories, the clinical supply and quality teams, nurse case management and a number of important enterprise business services. The plan also reduced the Company's global workforce by approximately 20.0%. The restructuring is designed to result in cost savings by focusing the development portfolio, simplifying business structures and processes across the Company's global operations, and closing multiple Alexion sites, including ARIMF and certain regional and country-based offices.
For the three and six months ended June 30, 2018, we recorded $10.6 and $16.1 of restructuring expenses, respectively, compared to $2.9 and $26.7 for the three and six months ended, June 30, 2017, respectively. Restructuring expenses for the three and six months ended June 30, 2018 primarily include relocation expenses and employee separation costs. Restructuring expenses for the three and six months ended June 30, 2017 primarily include employee separation costs. We currently estimate incurring approximately $10.0 to $60.0 of additional restructuring related expenses in 2018.
Impairment of Intangible Assets
In the second quarter 2017, we recognized an impairment charge of $31.0 related to our SBC-103 acquired in-process research and development asset due to clinical results. No impairments of acquired in-process research and development were recognized for the three and six months ended June 30, 2018.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Other Income and Expense
The following table provides information regarding other income and expense:

Investment Income
Interest Expense
Other Income
For the six months ended June 30, 2018 and 2017, we recognized investment income of $113.5 and $8.4, respectively. The increase in investment income in 2018 results from the recognition of an unrealized gain of $100.8 on our investment in Moderna Therapeutics, Inc. following it's completion of a new round of equity financing.

Income Taxes

2018 Income Tax Expense
2017 Income Tax Expense
●	Effective tax rate
During the three and six months ended June 30, 2018, we recorded income tax expense of $38.8 and $141.3 and an effective tax rate of (9.3)% and (210.9)%, respectively, compared to income tax expense of $41.1 and $65.0 and an effective tax rate of 19.9% and 16.2% for the three and six months ended June 30, 2017, respectively.
The income tax expense for the three and six months ended June 30, 2018 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The decrease in the effective tax rate for the three and six months ended June 30, 2018 as compared to the same period in the prior year is primarily attributable to the acquisition of Wilson Therapeutics. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed in acquired in-process research and development during the three and six months ended June 30, 2018, for which no tax benefit has been recognized. The Wilson Therapeutics acquisition resulted in a decrease in the effective tax rate for the three and six months ended June 30, 2018 of approximately 19.4% and 230.1%, respectively. Also included in the six months ended June 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $38.4. This deferred tax cost increased the effective tax rate for the six months ended June 30, 2018 by approximately 5.2%.
In addition, we continue to benefit from a reduced tax rate as a result of our centralized global supply chain and technical operations in Ireland.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

We continue to maintain a valuation allowance against certain other deferred tax assets where realization is not certain. We periodically evaluate the likelihood of realizing deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	$ Change
Cash and cash equivalents	$727.5	$584.4	$143.1
Marketable securities	$449.5	889.7	(440.2)
Long-term debt (includes current portion)	$2,862.5	2,906.3	(43.8)

Current assets	$2,836.1	2,953.9	(117.8)
Current liabilities	1,044.4	952.5	91.9
Working capital	$1,791.7	2,001.4	(209.7)

The aggregate decrease in cash and cash equivalents and marketable securities was primarily attributable to cash utilized for the purchase of Wilson Therapeutics, repurchases of shares, net payments on our credit facility, and purchases of property, plant, and equipment, partially offset by cash generated from operations.
Excluding the impact of the Wilson Therapeutics acquisition, we expect our annual operating expenses to decrease as a percentage of sales in 2018. We also expect reduced capital investment in 2018 as compared to 2017. We anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for at least the next twelve months.
We have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, including principal and interest payments on our credit facility and contingent payments from our acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary for future acquisitions or other strategic purposes. New sources of financing through equity and/or debt financing(s) may not always be available on acceptable terms, or at all, and we may be required to obtain certain consents in connection with completing such financings.

Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds, bank deposits, reverse repurchase agreements, and marketable securities in accordance with our investment policy. The stated objectives of our investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At June 30, 2018, three customers accounted for an aggregate of 48.9% of our accounts receivable balance, with these individual customers ranging from 14.0% to 19.4% of the accounts receivable balance. At December 31, 2017, four customers accounted for an aggregate of 57.7% of the accounts receivable balance, with these individual customers ranging from 10.2% to 18.9% of the accounts receivable balance. For the three and six months ended June 30, 2018, four customers accounted for 50.3% and 49.7% of our net product sales, respectively, with these individual customers accounting for 10.4% to 16.3% and 10.4% to 16.1% of our net product sales, respectively. For the three and six months ended June 30, 2017, three customers accounted for 36.2% and 35.7% of our net product sales, respectively, with these individual customers accounting for 10.8% to 14.6% and 10.4% to 14.6% of our net product sales, respectively.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2018, we had foreign exchange forward contracts with notional amounts totaling $1,269.2. These outstanding foreign exchange forward contracts had a

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

net fair value of $(8.1), of which $18.3 is included in other current assets and noncurrent assets and $26.4 included in other current liabilities and noncurrent liabilities. As of June 30, 2018, we had interest rate swap contracts with notional amounts totaling $2,331.3. These outstanding interest rate swap contracts had a net fair value of $31.4 which is included in other current assets and noncurrent assets. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
At June 30, 2018, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of commercial paper, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $741.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $451.0 and $290.0 of the contingent payments relate to development and commercial milestones, respectively. As of June 30, 2018, we do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments of approximately $75.0, associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. As of June 30, 2018, we do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $16.0.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. For each of the three and six months ended June 30, 2018 and 2017, we recognized $3.6 and $7.1, respectively, of interest expense associated with this arrangement. As of June 30, 2018 and December 31, 2017, our total facility lease obligation was $134.2 and $134.6, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
During the third quarter 2015, we entered into an agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets. The completion of the facility, including obtaining regulatory approval, is expected in the first half of 2019. As of June 30, 2018 and December 31, 2017, we recorded a construction-in-process asset of $192.3 and $180.6 respectively, and an offsetting facility lease obligation of $157.6 and $159.1

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

respectively, within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space in Boston, Massachusetts. The term of the lease commenced upon the landlord's substantial completion of our premises in the second quarter of 2018 and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional 10 years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets.
Construction of the facility was completed and the building was placed into service in the second quarter 2018. As of June 30, 2018 and December 31, 2017, our total facility lease obligation was $81.0 and $59.6, respectively, within facility lease obligation on our condensed consolidated balance sheets.
Long-term Debt
On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A. as Administrative Agent. The Credit Agreement amends and restates our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement).
The Credit Agreement provides for a $1,000.0 revolving credit facility and a $2,612.5 term loan facility. The revolving credit facility and the term loan facility mature on June 7, 2023. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes.
As of June 30, 2018, we had $2,612.5 outstanding on the term loan and $250.0 of borrowings outstanding under the revolving credit facility. The $250.0 of proceeds on the revolving credit facility was used to refinance amounts outstanding under the Prior Credit Agreement. As of June 30, 2018, we had open letters of credit of $1.8 that offset our availability in the revolving facility.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,086.8 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris that was manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $28.4 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential tax.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. Under the program, for the three months ended June 30, 2017, we repurchased 1.6 shares at a cost of $170.8. For the six months ended June 30, 2018 and 2017, we repurchased 0.7 and 2.1 shares of our common stock at a cost of $85.0 and $238.9, respectively. The Company did not repurchase any shares during the second quarter 2018. As of July 26, 2018, there is a total of $451.5 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,		$
	2018	2017	Change
Net cash (used in) provided by operating activities	$(44.5)	$588.0	$(632.5)
Net cash provided by (used in) investing activities	313.6	(748.5)	1,062.1
Net cash used in financing activities	(116.5)	(275.7)	159.2
Effect of exchange rate changes on cash	(6.1)	12.0	(18.1)
Net change in cash and cash equivalents	$146.5	$(424.2)	$570.7

Operating Activities
Cash flows (used in) provided by operations for the six months ended June 30, 2018 was $(44.5) compared to $588.0 for the six months ended June 30, 2017. The decrease in cash was primarily due to the acquisition of Wilson Therapeutics and higher cash payments for restructuring and incentive compensation, as well as the impact of the timing of cash receipts and other payments for the six months ended June 30, 2018 as compared to the same period in the prior year. This decrease was partially offset by an increase in operating income, excluding the impact of the IPR&D change associated with the Wilson acquisition.
We expect increases in cash flows from operations, which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash provided by (used in) investing activities for the six months ended June 30, 2018 was $313.6 compared to $(748.5) for the six months ended June 30, 2017. The increase in cash provided by investing activities was primarily attributable to purchases and sales of available-for-sale debt securities, which resulted in a net cash inflow of $442.0 for the six months ended June 30, 2018, compared to net cash outflow of $570.7 for the six months ended June 30, 2017. We utilized some of the cash received from the sale of available-for-sale debt securities during the six months ended June 30, 2018 to fund the acquisition of Wilson Therapeutics.
Purchases of property, plant and equipment also decreased $46.1 during the six months ended June 30, 2018 as compared to the same period in the prior year.

Financing Activities
Cash used for financing activities for the six months ended June 30, 2018 was $116.5 compared to $275.7 for the six months ended June 30, 2017. The decrease in cash used for financing activities was primarily due to a decrease in share repurchase activity of $153.9. There was an additional decrease of $43.7 due to lower net payments against our credit facility, as well as a decrease in proceeds received from the issuance of stock for share-based compensation arrangements of $36.0.
Contractual Obligations
There have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2017, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except
percentages)
Interest Rate Risk
As of June 30, 2018, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(1.9) and $1.9, respectively.
On June 7, 2018, we entered into the Credit Agreement, which bears interest at a rate per annum equal to either a base rate or a Eurodollar rate plus, in each case, an applicable margin. The applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case based on Alexion’s consolidated net leverage ratio (as calculated in accordance with the Credit Agreement). Changes in interest rates related to the Credit Agreement could have a material effect on our financial statements.
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements through December 31, 2019 that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate notional amounts of approximately 74.0% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $6.8, based on the unhedged portion of our outstanding term loan during that period.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 49.3% and 50.2% of our net product sales were denominated in foreign currencies for the three and six months ended June 30, 2018, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of June 30, 2018 and December 31, 2017, we held foreign exchange forward contracts with notional amounts totaling $1,269.2 and $2,708.1, respectively. As of June 30, 2018 and December 31, 2017, our outstanding foreign exchange forward contracts had a net fair value of $(8.1) and $(47.5), respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures at June 30, 2018, a hypothetical 10%

adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $101.6 at June 30, 2018. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
At this time, Alexion is unable to predict the duration, scope or outcome of these investigations. While it is possible that a loss related to these matters may be incurred, given the ongoing nature of these investigations, management cannot reasonably estimate the potential magnitude of any such loss or range of loss, or the cost of the ongoing investigation. Any determination that our operations or activities are not or were not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about Soliris. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about Soliris, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017.  Defendants’ motion to dismiss is now fully briefed and pending before the court. Given the early stages of this litigation, an estimate of the possible loss or range of loss cannot be made at this time.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office is coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. We have begun to engage in discussions with the DOJ about a potential resolution of this matter. There can be no assurance that any current or future discussions with the government to resolve these matters will be successful or that any potential settlement terms or amount will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.
In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. We are cooperating with this inquiry.
In June 2017, we received a demand to inspect certain of our books and records pursuant to Section 220 of the General Corporation Law of the State of Delaware on behalf of a purported stockholder. Among other things, the demand sought to determine whether to institute a derivative lawsuit against certain of the Company’s directors and officers in relation to the investigation by our Audit and Finance

Committee announced in November 2016 and the investigations instituted by the SEC, DOJ, U.S. Attorney’s Office for the District of Massachusetts, and Brazilian law enforcement officials that are described above. We have responded to the demand. Given the early stages of this matter, an estimate of the possible loss or range of loss cannot be made at this time.
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not determined to be a material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. At this time, we cannot predict the duration, scope or outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any forfeitures that will be required to be made or the potential impact to future Soliris revenues in Canada relating to any potential future price reduction.

Item 1A.Risk Factors.
(amounts in millions, except percentages)
You should carefully consider the following risk factors before you decide to invest in Alexion securities and our business because these risk factors may have a material impact on our business, operating results, financial condition, and cash flows. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.
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
If we are not able to maintain revenues from sales of Soliris, or our Soliris revenues do not grow, our results of operations and stock price could be adversely affected.
If we do not obtain marketing approval for our ALXN1210 product or if ALXN 1210 is not broadly accepted by the market, our future operating results may be adversely impacted and, if ALXN1210 is approved for use and accepted by the market, our Soliris revenues may be adversely impacted.
We recently submitted applications to the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA) for approval of ALXN1210 in the U.S. and EU, respectively, for patients with paroxysmal nocturnal hemoglobinuria (PNH). There is no guarantee that the FDA or the EMA will timely approve the use of ALXN1210 in PNH patients or that they will approve the use of ALXN1210 in PNH patients at all. The FDA or EMA could reject our applications for many reasons, including due to a finding of inadequate safety, tolerability or efficacy profiles. We anticipate that, in the future, we will seek approval of ALXN1210 in other jurisdictions and for other indications.

If ALXN1210 is not approved for use in the U.S., the EU or elsewhere, if approval is delayed, or if use is not approved for PNH or indications in addition to PNH, we would expect that our future business and results of operations may be harmed. If the use of ALXN1210 is authorized in the U.S., EU and elsewhere and for indications beyond PNH, we anticipate that certain customers currently on Soliris may transition to ALXN1210, which would result in a reduction of Soliris revenue. Alternatively, patients and providers may determine that ALXN1210 is not a preferred alternative to Soliris for PNH (or other potential indications) and our ALXN1210 revenues and operating results may be adversely impacted and we may not gain any return in our investment in the ALXN1210 development program.
Our future commercial success depends on gaining regulatory approval for new products and obtaining approvals for existing products for new indications.
Our long-term success and revenue growth will depend upon the successful development of new products and technologies from our research and development activities, including ALXN1210, those licensed or acquired from third parties and approval of additional indications for our existing products and products under development. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. The process for obtaining regulatory approval to market a biologic is expensive, often takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to maintain or grow revenues would be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, including ALXN1210 for PNH and additional indications, Soliris for additional indications, obtain marketing approval for Strensiq and Kanuma in additional territories, obtain approval for additional delivery systems for our therapies (such as subcutaneous delivery), obtain marketing approval for ALXN1210 or acquire or license products and technologies from third parties.
We dedicate significant resources to the worldwide development, manufacture and commercialization of our products. We cannot guarantee that any marketing application for our product candidates, including ALXN1210 for PNH, will be approved or maintained in any country where we seek marketing authorization. If we do not obtain regulatory approval of new products or additional indications for existing products or additional delivery systems, or are significantly delayed or limited in doing so, our revenue will be adversely affected, we may experience surplus inventory, be required to write down certain assets, our business may be materially harmed and we may need to significantly curtail operations.
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
A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may reduce or eliminate our profitability and adversely affect our financial condition. Certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in current or new territories. In Canada, for example, the Patented Medicine Prices Review Board (PMPRB) issued a decision in an administrative pricing matter that we had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines (we filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada, but we are unable to determine the outcome of this review). In the U.S., the EU Member States, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the presidential administration and U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for healthcare products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. See additional discussion below under the heading “Changes in healthcare laws and implementing regulations, as well as changes in healthcare policy, may affect coverage and reimbursement of our products in ways that we cannot currently predict and these changes could adversely affect our business and financial condition.”.
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
Health insurance programs may restrict coverage of some products by using payer formularies under which only selected drugs are covered, variable co-payments that make drugs that are not preferred by the payer more expensive for patients, and by using utilization management controls, such as requirements for prior authorization or failure first on another type of treatment. Payers may especially impose these obstacles to coverage for higher-priced drugs, and consequently our products may be subject to payer-driven restrictions. Additionally, U.S. payers are increasingly considering new metrics as the basis for reimbursement rates and if our products do not meet or surpass these metrics, these payers may not reimburse for use of our products and we expect revenue from such product would decrease.

In countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing Soliris or adoption of new treatment options, such as ALXN1210. We have financially supported non-profit organizations that assist patients in accessing treatment for PNH and aHUS, including Soliris. Such organizations assist patients whose insurance coverage imposes prohibitive co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided our products without charge to patients who have no insurance coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.
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
We cannot be certain that our products will maintain market acceptance in a particular country among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for certain of our products in certain territories, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that our products are safe and therapeutically effective relative to their cost. Nor can we predict whether patients, physicians or payers will continue use of Soliris or elect to switch to ALXN1210 (if and when approved for use by appropriate regulatory authorities) or alternative treatments that may be available. Physicians’ willingness to prescribe, and patients’ willingness to accept, our products, depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, the timing of the market introduction of competitive drugs, lower demonstrated clinical safety and efficacy compared to other drugs, perceived lack of cost-effectiveness, pricing and lack of availability of reimbursement from third-party payers, convenience and ease of administration, effectiveness of our marketing strategy, publicity concerning the product, our other product candidates and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of physicians to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that medical doctors have determined not to continue Soliris treatment for some patients with aHUS.
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
The manufacture of our products and our product candidates is highly regulated, complex and difficult, requiring a multi-step controlled process and even minor problems or deviations could result in defects or failures. We have limited experience manufacturing commercial quantities of Strensiq and Kanuma, and we have no experience manufacturing commercial quantities of ALXN1210 (if approved for use in PNH patients in the U.S. and EU). Only a small number of companies have the ability and capacity to manufacture our products for our development and commercialization needs. Due to the highly technical requirements of manufacturing our products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our products despite our and their efforts. Failure to produce sufficient quantities of our products and product candidates could result in lost revenue, diminish our profitability, delay the development of our product candidates, delay regulatory approval or result in the rejection of our product candidates (including ALXN1210) or result in supply shortages for our patients, which may lead to lawsuits, loss of revenue or could accelerate introduction of competing products to the market.
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
Many additional factors could cause production interruptions at our facilities or at the facilities of our third party providers, including natural disasters, labor disputes, acts of terrorism or war. The occurrence of any such event could adversely affect our ability to satisfy demand for Soliris and our other products, which could materially and adversely affect our operating results.
We expect that the demand for Soliris will increase. We may underestimate demand for Soliris or any of our products, or experience product interruptions at Alexion’s internal manufacturing facilities or a facility of a third party provider, including as a result of risks and uncertainties described in this report.
We and our third party providers are required to maintain compliance with current good manufacturing practice regulations (cGMP) and other stringent operation and manufacturing requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
We rely on one to two facilities to manufacture each of our products. We are authorized to sell Soliris that is manufactured by Lonza in the U.S., the EU, Japan and certain other territories. In September 2017, we announced our intention to close ARIMF which has now been closed and no longer performs any manufacturing operations for us. Manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility in some cases until such time as we have received the required regulatory approval for an additional facility, if ever, however in certain territories only a single manufacturing facility may be registered and we will continue to rely on a single manufacturing facility in such instances. We also depend entirely on one facility to manufacture Strensiq and on one facility for the purification of Kanuma for commercial sale. Regarding Kanuma, we rely on two animal facilities to produce the starting material, and a single manufacturing facility to manufacture the drug product.
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
Any difficulties or delays in our third party manufacturing, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for our products from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recalls that we initiated in 2013 and 2014 due to the presence of visible particles in a limited number of vials in specific Soliris lots. Even if we are able to find alternatives, they may ultimately be insufficient for our needs. No guarantee can be made that regulators will approve additional third party providers in a timely manner or at all, or that any third party providers will be able to perform services for sufficient product volumes for any country or territory. Further, due to the nature of the current market for third-party commercial manufacturing, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity for which it contracted. Penalty payments under these agreements typically decrease over the life of the agreement, and may be substantial initially and de minimis or non-existent in the final period. The payment of a substantial penalty could harm our financial condition.
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
Any adverse developments affecting our manufacturing operations or the operations of our third-party providers could result in a product shortage of clinical or commercial requirements, withdrawal of our product candidates or any approved products, shipment delays, lot failures, or recalls. We may also have to write-off inventory and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Each of these could have adverse material impact on our business individually or in the aggregate. Such manufacturing issues could increase our cost of goods, cause us to lose revenue, reduce our profitability or damage our reputation.
We operate in a highly regulated industry and if we or our third party providers fail to comply with U.S. and foreign regulations, we or our third party providers could lose our approvals to market our products or our product candidates, and our business would be seriously harmed.
We and our current and future partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU Member States, and MHLW. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or in the case of Kanuma, problems with animal operations, a regulatory agency may impose restrictions on that product, the manufacturing facility or us. For example, in March 2013, we received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at ARIMF. In October 2017, the FDA notified Alexion that the Warning Letter has been resolved. If we had failed to address the FDA’s concerns or if we were to receive another Warning Letter in the future relating to cGMP or other applicable regulations, the FDA or other regulatory authorities could take regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, withdrawal of FDA approval, and/or criminal prosecution.
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
Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EC, the competent authorities of the EU Member States, the MHLW or other agencies, could result in:

•	a product recall;

•	a product withdrawal;

•	significant administrative and judicial sanctions, including, warning letters or untitled letters;

•	significant fines and other civil penalties;

•	suspension, variation or withdrawal of a previously granted approval for our products;

•	interruption of production;

•	operating restrictions, such as a shutdown of production facilities or production lines, or new manufacturing requirements;

•	suspension of ongoing clinical trials;

•	delays in approving or refusal to approve our products including pending BLAs or BLA supplements for our products or a facility that manufactures our products;

•	seizing or detaining product;

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
Our products and our product candidates treat patients with rare diseases. We generally test our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. We do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH, aHUS and gMG in controlled clinical settings, and independent investigators are doing so as well. We are also studying and expect to continue to study ALXN1210 in diseases other than PNH (for which we have not yet received regulatory approval in the U.S. and EU) in controlled clinical settings. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
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
We are marketing and selling our products ourselves in the U.S., Europe, Japan and several other territories. Strensiq and Kanuma were approved in 2015, are in the early stages of commercial launch and are the second and third new product launches in Alexion’s history. Soliris for the treatment of gMG was approved in 2017 and is also in the early stages of commercial launch. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell our products. In that event, we will not be able to maintain or increase revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are competitive, expensive and time-consuming. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales. We cannot guarantee that we will be successful in commercializing any of our products for the above referenced or other reasons.
If we fail to comply with laws or regulations, we may be subject to investigations and civil or criminal penalties and our business could be adversely affected.
In addition to FDA and related regulatory requirements, we are subject to healthcare “fraud and abuse” laws, such as the False Claim Act (FCA), the anti-kickback provisions of the federal Social Security Act, and other related federal and state laws and regulations. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind to induce, or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs. Liability may be established without a person or entity having actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it. A conviction for violation of the Anti-kickback Statute requires mandatory exclusion from participation in federal healthcare programs. The majority of states also have statutes similar to the federal Anti-Kickback Statute and false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. We seek to comply with the anti-kickback laws and with the available statutory exemptions and safe harbors. However, our practices may not in all cases fit within the safe harbors, and our practices may therefore be subject to scrutiny on a case-by-case basis. The FCA prohibits any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim. Pharmaceutical companies have been investigated and have reached substantial financial settlements with the Federal government under the FCA for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for uses that the FDA has not approved, or “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. We seek to comply with the FCA laws, but we cannot assure that our compliance program, policies and procedures will always protect Alexion from acts committed by its employees or third-party distributors or service providers. Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements is offered in the “Fraud and Abuse” section of our Annual Report on Form 10-K for the year ended December 31, 2017.
Violations of U.S. federal and state fraud and abuse laws (and comparable laws in foreign jurisdictions) may result in criminal, civil and administrative sanctions, including fines, damages, civil monetary penalties (which may be material in amount) and exclusion from federal healthcare programs (including Medicare and Medicaid). Any action against us for violation of these laws, even if we successfully defend against it, could require the expenditure of significant resources and generate negative publicity, which could materially adversely affect our ability to operate our business and our financial results.
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
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, including by the ongoing investigations of our compliance with the FCPA, Medicare patient assistance rules, regulations in Brazil, and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Any attempts to resolve some or all of these matters may not be successful and/or may result in monetary or other penalties materially stricter or greater than the terms or amounts that we proposed in discussions. Additionally, remediation of any such findings resulting from these and any future investigations could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with these ongoing investigations, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, could result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
Completion of preclinical studies or clinical trials does not guarantee advancement to the next phase of development.
Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, that if further studies or trials are initiated what the scope and phase of the trial will be or that they will be completed, or that if these further studies or trials are completed, that the design or results will provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to regulatory approval of our product candidates, Alexion could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials will be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint in scientifically similar indications.
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
 Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:

•	delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities to conduct a clinical trial at each site;

•
delay or failure in reaching agreement on acceptable terms with prospective contract research organizations (CROs), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

•	clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

•	slow patient enrollment, including, for example, due to the rarity of the disease being studied;

•	delay or failure in having patients complete a trial or return for post-treatment follow-up;

•	long treatment time required to demonstrate effectiveness;

•	lack of sufficient supplies of the product candidate;

•	disruption of operations at the clinical trial sites;

•	adverse medical events or side effects in treated patients, and the threat of legal claims and litigation alleging injuries;

•	failure of patients taking the placebo to continue to participate in our clinical trials;

•	insufficient clinical trial data to support safety and effectiveness of the product candidates;

•	lack of effectiveness or safety of the product candidate being tested;

•	lack of sufficient funds;

•	inability to meet required specifications or to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner;

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
In addition, our business requires using sensitive technology, techniques and proprietary compounds that we protect as trade secrets. However, we may also rely heavily on collaboration with, or discuss the potential for collaboration with, suppliers, outside scientists and other biopharmaceutical companies. Collaboration and discussion of potential collaboration present a strong risk of exposing our trade secrets. If our trade secrets were exposed, we may lose the protection and potential exclusive rights afforded by trade secret law, and such exposure would likely help our competitors and adversely affect our business prospects.
If we are found to be infringing on patents owned by others, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our products. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our products or product candidates, which would adversely affect our business.
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

Any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our products. Intellectual property disputes can be costly and time consuming to defend. If we cannot successfully defend against any future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling our products, which would adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. In addition, even if we obtained a license, it would likely be non-exclusive and any competitive advantage resulting from the licensed technology would be of limited value and the same technology could be utilized by competitors.
There can be no assurance that we would prevail in a patent infringement action or that we would be able to obtain a license to any third-party patent on commercially reasonable terms or any terms at all; successfully develop non-infringing alternatives on a timely basis; or license alternative non-infringing technology, if any exists, on commercially reasonable terms or at all. Any impediment to our ability to manufacture, use or sell approved forms of our products or our product candidates could have a material adverse effect on our business and prospects.
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
The market exclusivity of our products may be impacted by competitive products that are either innovative or biosimilar or generic copies. In our industry, the potential for biosimilar challenges has been an increasing risk to product market exclusivity. U.S. law includes an approval pathway for biosimilar versions of innovative biological products. Under the pathway, the FDA may approve products that are similar to (but not generic copies of) innovative biologics on the basis of less extensive data than is required for a full biologic license application. After an innovator has marketed its product for four years, other manufacturers may apply for approval of a biosimilar version of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not actually approve a biosimilar version until 12 years after the innovative product received its approval. The law also provides a mechanism for innovators to enforce their patents that protect their products and for biosimilar applicants to challenge the patents. Such litigation may begin as early as four years after the innovative biological product is first approved by the FDA. Pathways for biosimilar products also exist in many other markets, including Europe and Japan. Competition, including from biosimilars approved for marketing, would likely result in a decrease in prices, increased promotion efforts and lower margins for our products. In addition, approval of a biosimilar that is substitutable for one of our products would increase the risk of accelerated market penetration by that biosimilar.
Risks Related to Our Operations
We may not accurately forecast demand for our products, including our new products, which may cause our operating results to fluctuate, and we cannot guarantee that we will achieve our financial goals, including our ability to maintain profitability on a quarterly or annual basis in the future.
Until the quarter ended June 30, 2018, we had maintained profitability on a quarterly basis since the quarter ended June 30, 2008 and we have maintained profitability on an annual basis beginning with the year ended December 31, 2008. Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take and acquisitions (such as the Wilson Therapeutics acquisition). We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we may not generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. We may not accurately forecast demand for our products, especially Strensiq, Kanuma, Soliris for the treatment of gMG and ALXN1210 for PNH (if ALXN1210 is approved by the regulatory authorities for patients with PNH in the U.S. and EU). Strensiq and Kanuma are in the early stages of commercial launch having each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Soliris for the treatment of gMG was approved in 2017. Product demand is dependent on a number of factors. Our investors and investment analysts may have widely varying expectations that may be materially higher or lower than actual revenues and if our revenues are different from these expectations, our stock price may experience significant volatility. Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations and our results of operations could be adversely affected due to unfavorable foreign exchange rates. Although we use derivative instruments to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful.
We have significant debt service obligations as a result of the debt we incurred to finance the acquisition of Synageva. Changes in interest rates related to this debt could significantly increase our annual interest expense. As we attempt to advance our pipeline and continue to launch our second and third products and our third indication for Soliris worldwide and as we seek to obtain regulatory approval for ALXN1210 as a treatment for PNH in the U.S. and EU, we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities worldwide, some of which could be delayed, scaled-back or eliminated to achieve our financial objectives.
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
We operate in a highly competitive environment. Soliris is currently the only approved therapy for the treatment of PNH and aHUS, and is the only approved complement inhibition therapy for the treatment of AChR antibody-positive gMG. If ALXN1210 is approved as a treatment for PNH, it would be the second approved therapy for PNH (in addition to Soliris). We are in advanced clinical studies of Soliris for the treatment of NMOSD, and there are currently no approved drugs for this indication. Strensiq is currently the only product approved to treat HPP and Kanuma is the only product approved to treat LAL-D. In the future, Soliris and ALXN1210 (if approved by the FDA and EMA for use in the U.S. and EU for PNH patients) may compete with new drugs currently in development, and Strensiq and Kanuma may also experience competition. Other companies have initiated clinical studies for the treatment of PNH, aHUS, MG and NMOSD, and we are aware of companies that are planning to initiate studies for diseases that we are also targeting. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
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
We undertook broad corporate restructuring activities in 2017 to re-align our global organization with the Company's re-focused strategy, reduce costs,

and realize operational efficiencies. These activities, including a work force reduction of more than 20.0% and plans to close certain operational sites, subject the Company to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations, which were reasonable in our judgment at the time made but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.
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
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In March 2017, our Board appointed a new Chief Executive Officer (CEO) and we have experienced other recent management changes. In addition, in the second quarter of 2018, we completed the relocation of our global headquarters from New Haven, Connecticut to Boston, Massachusetts and in 2017 we began a company-wide restructuring to re-align our global organization with the Company's re-focused strategy. We will need to fill many open positions as a result of employees who did not relocate to Boston. The relocation and restructuring have the potential to adversely impact our ability to recruit and/or retain key employees as well as to disrupt our business operations, financial conditions, programs, plans and strategies.
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
In June 2015, we acquired Synageva and used a substantial portion of our cash on hand and incurred significant debt under the terms of a senior secured credit facility to finance the acquisition. In June 2018 we amended and restated this credit facility to, among other things, increase the amount available under the revolving credit facility from $500.0 to $1,000.0 and extend the maturity date of the revolving credit facility and the term loan facility to June 7, 2023.
In addition, we have substantial contingent liabilities, including milestone and royalty obligations under earlier acquisitions and strategic transactions, and we are currently engaged in disputes with certain counterparties regarding potential milestone and royalty obligations. Our increased indebtedness, including increased interest expense, together with our significant contingent liabilities, could, among other things:

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
The Amended and Restated Credit Agreement requires us to comply with certain financial covenants and additional negative covenants, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, and engage in certain investment, acquisition and disposition transactions, subject to limited exceptions. If an event of default occurs, the interest rate would increase and the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Amended and Restated Credit Agreement. If some or all of the amounts outstanding under the Amended and Restated Credit Agreement were to be accelerated by the lenders, we may not have sufficient cash on hand to pay the amounts due, we may not be able to refinance such debt on terms acceptable to us (or at all) and we may be required to sell certain assets on terms that are unfavorable to us.
Our ability to satisfy our obligations under the Amended and Restated Credit Agreement and meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
We may not be able to access the capital and credit markets on terms that are favorable to us or at all.
We may need to raise additional capital to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements, and other business activities. Funding needs may shift and the amount of capital we may need depends on many factors, including, the cost of any acquisition or any new collaborative, licensing or other commercial relationships that we may establish, the time and cost necessary to build our manufacturing facilities or enhance our manufacturing operations, the cost of obtaining and maintaining the necessary regulatory approvals for our manufacturing facilities, and the progress, timing and scope of our preclinical studies, clinical trials and product development efforts. The capital and credit markets have experienced extreme volatility and disruption. We may not receive additional funding when we need it or funding may only be available on unfavorable terms. If we cannot raise adequate funds to satisfy our capital requirements and debt repayment obligations, we may have to delay, scale-back or eliminate certain research, development, manufacturing, acquisition or commercial activities.
Our business involves environmental risks and potential exposure to environmental liabilities.
 As a biopharmaceutical company, our business involves the use of certain hazardous materials in our research, development, manufacturing, and other activities. We and our third party providers are subject to various federal, state and local environmental laws and regulations concerning the handling and disposal of non-hazardous and hazardous wastes, such as medical and biological wastes, and emissions and discharges into the environment, such as air, soils and water sources. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment and a current or previous owner or operator of property may be liable for the costs of remediating its property or locations, without regard to whether the owner or operator knew of or caused the contamination. If an accident or environmental discharge occurs, or if we discover contamination caused by prior owners and operators of properties we acquire, we could be liable for remediation obligations, damages and fines that could exceed our insurance coverage and financial resources. Such obligations and liabilities, which to date have not been material, could have a material impact on our business and financial condition. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, and we may be required dedicate more resources, including substantial financial resources, to comply with such developments or purchase supplemental insurance coverage, which may not be available on acceptable terms or at all.

In order to meet one of our key business objectives of advancing and rebuilding our product pipeline, we plan to expand our business and product offerings through strategic initiatives. Our efforts to identify opportunities or complete transactions that satisfy our strategic criteria may not be successful, and we may not realize the anticipated benefits of any completed acquisition or other strategic transaction.
As noted above, we currently rely on one product for a substantial portion of our revenue and we expect that there may be potential increased competition to Soliris from, among other products and therapies, biosimilars. As a result, we have identified rebuilding our product pipeline as a key strategic objective and, in order to achieve this objective, we expect we will purchase businesses and acquire technologies from third parties in the future. We anticipate that we will regularly evaluate potential merger, acquisition, partnering and in-license opportunities in an effort to expand our pipeline or product offerings, and enhance our research platforms. Acquisitions of new businesses or products and in-licensing of new technologies and products, including Wilson Therapeutics and Complement Pharma, may involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	failure of any acquired businesses or products or in-licensed products or technologies to achieve the scientific, medical, commercial or other results anticipated;

•	diverting our management’s attention away from other business opportunities and concerns;

•	the potential loss of our key employees or key employees of the acquired companies; and

•	risks of entering markets in which we have limited or no direct experience.

A substantial portion of our strategic efforts are focused on opportunities for rare disorders and life-saving therapies, but the availability of such opportunities is limited. We may not be able to identify opportunities that satisfy our strategic criteria or are acceptable to us or our stockholders. Several companies have publicly announced intentions to establish or develop rare disease programs and we may compete with these companies for the same opportunities. For these and other reasons, we may not be able to acquire the rights to additional product candidates or approved products on terms that we or our stockholders find acceptable, or at all. In such event, we may not be able to rebuild our product pipeline and any future revenue would remain largely dependent on our existing products which, as noted above, may be subject to increasing competition from biosimilars and other therapies.
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
To effectively manage our current and future potential growth, we must continue to effectively enhance and develop our global employee base, and our operational and financial processes. Supporting our growth strategy will require significant capital expenditures and management resources, including investments in research, development, sales and marketing, manufacturing and other areas of our operations. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have the necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in Alexion upon conversion.
We may be required to recognize impairment charges for our goodwill and other intangible assets, and such charges may be material in amount and have an adverse impact on our financial results in the period such charges are incurred.
As of June 30, 2018, the net carrying value of our goodwill and other intangible assets, net totaled $8,831.2.  As required by generally accepted accounting principles, we periodically assess these assets to determine if there are indicators of impairment. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.
As part of our standard quarterly procedures, we reviewed the Kanuma asset as of June 30, 2018 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of June 30, 2018 is $3,382.7.
Our business could be affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. As previously disclosed, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, we are subject to other government investigations and litigation including those described in PART II - Item 1. Legal Proceedings elsewhere in this Quarterly Report on Form 10-Q. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions have been and we expect will continue to be expensive and time consuming. Any future litigation or investigation would also likely be expensive and time consuming. An adverse outcome on any current of future matter could result in significant damages awards, fines, penalties, exclusion from the federal healthcare programs, healthcare debarment, injunctive relief, product recalls, reputational damage and modifications of our business practices, which could have a material adverse effect on our business and results of operations.

The efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate and we may have exposure to additional tax liabilities or our effective tax rate could increase, which could have a material impact on our results of operations and financial position.
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities.  Although we believe our estimates are reasonable at the time made, the final taxes we owe may differ from the amounts recorded in our financial statements (and such differences may be material). If the IRS, or other taxing authority, disagrees with the positions we take, we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending.
We have designed our corporate structure, the manner in which we develop and use our intellectual property, and our intercompany transactions between our affiliates in a way that is intended to enhance our operational and financial efficiency and increase our overall profitability. The application of the tax laws and regulations of various countries in which we operate and to our global operations is subject to interpretation. We also must operate our business in a manner consistent with our corporate structure to realize such efficiencies. The tax authorities of the countries in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing. If tax authorities determine that the manner in which we operate results in our business not achieving the intended tax consequences, our effective tax rate could increase (and such increase may be material) and harm our financial position and results of operations.
In addition, certain governments are considering and may adopt tax reform measures that significantly increase our worldwide tax liabilities. The Organization for Economic Co-operation and Development and other government bodies have focused on issues related to the taxation of multinational corporations, including, in the area of “base erosion and profit shifting,” where payments are made from affiliates in jurisdictions with high tax rates to affiliates in jurisdictions with lower tax rates. It is possible that these reform measures could increase our effective tax rate (and such increase may be material) and harm our financial position and results of operations over the next several years.
Our sales and operations are subject to a variety of risks relating to the conduct and planned expansion of our international business.
We have continued to increase our international presence, including in emerging markets. Our operations in foreign countries subject us to a variety of risks, including:

•	difficulties or the inability to obtain necessary foreign regulatory or reimbursement approvals of our products in a timely manner or at all;

•	political or economic determinations that adversely impact pricing or reimbursement policies;

•	economic problems or political instability;

•	fluctuations in currency exchange rates;

•	difficulties or inability to obtain financing in markets;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	difficulties enforcing contractual and intellectual property rights;

•	compliance with complex import and export control laws;

•	trade restrictions and restrictions on direct investments by foreign entities;

•	compliance with tax, employment and labor laws;

•	costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions;

•	costs and difficulties in managing and monitoring international operations; and

•	longer payment cycles.
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations in the locations in which we operate our business are extensive and far-reaching, and we must maintain accurate records and control over the activities of our distributors and third party service providers in countries where we operate. We have policies and procedures, and we have begun to implement an enhanced company-wide compliance program and effort, designed to help ensure that we and our representatives, including our employees and our vendors and distributors, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by our representatives. Any determination that our operations or activities are not in compliance with existing laws or regulations, including the FCPA, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have an adverse effect on our business operations. Failure to comply with the laws and regulations of the countries in which we operate could materially harm our business.
Currency fluctuations and changes in exchange rates could adversely affect our revenue, increase our costs and negatively affect our profitability.
We conduct a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates and such fluctuations affect our operating results. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, including the Euro, Japanese Yen, British Pound, Swiss Franc, and Russian Ruble. As the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currencies decrease. When the U.S. dollar weakens against these currencies, the relative value of such sales increase. We manage a portion of our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the hedges of revenue is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 30 days, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. Any significant foreign currency exchange rate fluctuations could adversely affect our financial condition and results of operations.
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program, Medicare, or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In May 2016, the EU formally adopted the General Data Protection Regulation, which applies in all EU Member States effective May 25, 2018 and replaced the current EU Data Protection Directive on that date. The regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
Security breaches, cyber-attacks, or other disruptions could expose us to liability and affect our business and reputation.
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. However, despite these measures, and due to the ever changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents would result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under foreign, federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2018	—	$—	—	$451.5
May 1-31, 2018	—	$—	—	$451.5
June 1-30, 2018	—	$—	—	$451.5
Total	—	$—	—
In November 2012, our Board of Directors authorized a share repurchase program. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. In February 2017, our Board of Directors increased the authorization of shares up to $1,000.0 for future purchases under the repurchase program, which superseded all prior repurchase programs. The Company did not repurchase any shares during the second quarter 2018.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)Exhibits:

10.1
Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among Alexion Pharmaceuticals, Inc, as administrative borrower, the subsidiary borrowers party thereto, the lenders and other financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2018).

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

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: July 26, 2018		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date: July 26, 2018		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)