Form 10-Q
period 2018-09-30
ALEXION PHARMACEUTICALS, INC.
filed 2018-10-24
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	223,096,632
Class	Outstanding as of October 22, 2018

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$1,228.9	$584.4
Marketable securities	306.2	889.7
Trade accounts receivable, net	910.2	726.5
Inventories	432.7	460.4
Prepaid expenses and other current assets	370.4	292.9
Total current assets	3,248.4	2,953.9
Property, plant and equipment, net	1,443.4	1,325.4
Intangible assets, net	3,713.6	3,954.4
Goodwill	5,037.4	5,037.4
Other assets	400.8	312.2
Total assets	$13,843.6	$13,583.3
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$52.2	$70.8
Accrued expenses	539.8	639.4
Revolving credit facility	250.0	—
Current portion of long-term debt	61.2	167.4
Current portion of contingent consideration	95.8	—
Other current liabilities	28.4	74.9
Total current liabilities	1,027.4	952.5
Long-term debt, less current portion	2,533.3	2,720.7
Contingent consideration	179.4	168.9
Facility lease obligation	361.2	342.9
Deferred tax liabilities	442.8	365.0
Other liabilities	129.8	140.2
Total liabilities	4,673.9	4,690.2
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 235.8 and 234.3 shares issued at September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	8,481.8	8,290.3
Treasury stock, at cost, 12.7 and 12.0 shares at September 30, 2018 and December 31, 2017, respectively	(1,689.9)	(1,604.9)
Accumulated other comprehensive income (loss)	6.9	(34.4)
Retained earnings	2,370.9	2,242.1
Total stockholders' equity	9,169.7	8,893.1
Total liabilities and stockholders' equity	$13,843.6	$13,583.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net product sales	$1,026.5	$858.8	$3,001.6	$2,640.1
Other revenue	—	0.3	0.8	1.3
Total revenues	1,026.5	859.1	3,002.4	2,641.4
Cost of sales	90.6	157.0	277.5	309.6
Operating expenses:
Research and development	174.8	195.7	524.8	613.4
Selling, general and administrative	258.7	270.6	793.1	798.0
Acquired in-process research and development	—	—	803.7	—
Amortization of purchased intangible assets	80.0	80.0	240.1	240.1
Change in fair value of contingent consideration	53.5	3.7	110.9	31.8
Restructuring expenses	10.3	72.0	26.4	98.7
Impairment of intangible assets	—	—	—	31.0
Total operating expenses	577.3	622.0	2,499.0	1,813.0
Operating income	358.6	80.1	225.9	518.8
Other income and expense:
Investment income	5.9	4.5	119.4	12.9
Interest expense	(24.6)	(25.0)	(73.7)	(73.3)
Other income (expense)	2.2	(1.4)	3.5	0.1
Income before income taxes	342.1	58.2	275.1	458.5
Income tax expense (benefit)	11.2	(19.8)	152.5	45.2
Net income	$330.9	$78.0	$122.6	$413.3
Earnings per common share
Basic	$1.48	$0.35	$0.55	$1.84
Diluted	$1.47	$0.35	$0.55	$1.83
Shares used in computing earnings per common share
Basic	222.9	223.3	222.5	224.1
Diluted	224.6	225.0	224.2	225.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$330.9	$78.0	$122.6	$413.3
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1.7)	2.0	(6.0)	8.8
Unrealized gains (losses) on debt securities	0.1	0.2	(0.3)	1.1
Unrealized gains on pension obligation	—	—	0.7	0.3
Unrealized gains (losses) on hedging activities, net of tax of $2.9, $(14.0), $13.4 and $(59.3), respectively	11.4	(25.3)	46.9	(107.6)
Other comprehensive income (loss), net of tax	9.8	(23.1)	41.3	(97.4)
Comprehensive income	$340.7	$54.9	$163.9	$315.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$122.6	$413.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	306.9	311.6
Impairment of assets	13.5	112.6
Change in fair value of contingent consideration	110.9	31.8
Payments of contingent consideration	—	(18.0)
Share-based compensation expense	150.9	172.3
Non-cash expense for acquired IPR&D	86.6	—
Deferred taxes	79.1	(57.3)
Unrealized foreign currency loss (gain)	8.6	(5.7)
Unrealized (gain) loss on forward contracts	(9.9)	8.1
Unrealized gain on equity investments	(100.5)	—
Other	(3.0)	4.4
Changes in operating assets and liabilities:
Accounts receivable	(197.4)	(34.6)
Inventories	26.7	(69.1)
Prepaid expenses and other assets	(85.1)	(94.5)
Accounts payable, accrued expenses and other liabilities	(167.3)	82.6
Net cash provided by operating activities	342.6	857.5
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(771.4)	(1,580.0)
Proceeds from maturity or sale of available-for-sale debt securities	1,356.4	932.3
Purchases of mutual funds related to nonqualified deferred compensation plan	(9.0)	(8.1)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	9.3	5.8
Purchases of property, plant and equipment	(170.6)	(268.8)
Other	3.6	0.1
Net cash provided by (used in) investing activities	418.3	(918.7)
Cash flows from financing activities:
Debt issuance costs	(7.6)	—
Proceeds from revolving credit facility	250.0	—
Payments on term loan	(293.8)	(131.3)
Repurchases of common stock	(85.0)	(298.5)
Net proceeds from issuance of common stock under share-based compensation arrangements	41.4	76.0
Payments of contingent consideration	—	(7.0)
Other	(10.5)	(10.4)
Net cash used in financing activities	(105.5)	(371.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10.6)	16.5
Net change in cash and cash equivalents and restricted cash	644.8	(415.9)
Cash and cash equivalents and restricted cash at beginning of period	586.3	966.0
Cash and cash equivalents and restricted cash at end of period	$1,231.1	$550.1

Supplemental cash flow disclosures from investing and financing activities:
Capitalization of construction costs related to facility lease obligations	$44.3	$109.6
Accrued expenses for purchases of property, plant and equipment	$10.2	$32.6
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future periods. In the current year, the Company’s rounding presentation of reported amounts have changed. The current year rounding presentation has been applied to all prior year amounts presented and, in certain circumstances, this change may adjust previously reported balances.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use (ROU) asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. In July 2018, the FASB issued an update with an optional transition method when adopting the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than recast the comparative periods presented in the year of adoption. We plan to elect this optional method. We have substantially completed the process of collecting and continue to analyze the Company’s lease contracts and during the third quarter 2018, we started implementing our leasing software, including data upload and test procedures. Our lease accounting software implementation efforts are ongoing. While our assessment of the standard remains open, the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets.
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
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the Tax Act), that was effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition.
In August 2018, the FASB issued a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that does not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim periods. Entities can choose to adopt the new guidance prospectively or retrospectively. We are still assessing the impact this standard will have on our statement of financial condition and results of operations.
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
The impact to net product sales for the three and nine months ended September 30, 2018 was an increase of $6.7 and $20.5, respectively, as a result of adopting the new standard. The resulting impact to net income for the three and nine months ended September 30, 2018 was an increase of $4.8 and $16.6, respectively. The impact of adopting the new standard for the three and nine months ended September 30, 2018 is due primarily to the earlier recognition of revenue associated with customer arrangements for which control of the product has transferred to the customer prior to the shipment clearing customs in the respective country. Under prior revenue guidance, these amounts would have been deferred until risk of loss had transferred to the customer following customs clearance.
The new standard also resulted in a decrease of $32.2 in deferred revenue and an increase of $22.7 in retained earnings as of September 30, 2018. The adoption of the new revenue standard did not have a material impact on any other balances within the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

3.	Acquisitions
Wilson Therapeutics AB
On May 25, 2018, we completed the acquisition of Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics) that develops a novel therapy for patients with rare copper-mediated disorders, pursuant to a recommended public cash offer of SEK 232 for each share of stock of Wilson Therapeutics. As a result of the acquisition, we added WTX101, a highly innovative drug candidate that is currently in the early stages of Phase III clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline.
The acquisition of Wilson Therapeutics is accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in a single asset, WTX101. As of September 30, 2018, Alexion had acquired 99.8% of the outstanding shares of Wilson Therapeutics.
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
The acquired in-process research and development asset relates to WTX101, an early Phase III asset in development for the treatment of Wilson Disease. Due to the stage of development of this asset, significant risk remains and it is not yet probable that there is future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there is no alternative future use associated with WTX101. Accordingly, the value of this asset of $803.7 was expensed during the nine months ended September 30, 2018.
Employee related liabilities include the value of outstanding employee equity incentive awards that were accelerated in connection with the Wilson Therapeutics acquisition that have been settled in cash. Also included in this amount are employer tax obligations associated with the employee equity incentive awards.
In connection with rights to WTX101 that were previously acquired by Wilson Therapeutics from third parties, we could be required to pay up to approximately $19.0 if certain development, regulatory and commercial milestones are met over time, as well as royalties on commercial sales.
Syntimmune, Inc.
In September 2018, we entered into a definitive agreement to acquire Syntimmune, Inc. (Syntimmune), a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn). Syntimmune’s lead candidate, SYNT001, is a monoclonal antibody that inhibits the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes, and is being studied in Phase 1b/2a trials for the treatment of IgG-mediated autoimmune diseases. Under the terms of the agreement, Alexion will acquire Syntimmune for an upfront payment of $400.0, with the potential for additional milestone-dependent payments of up to $800.0, for a total value of up to $1,200.0. The acquisition of Syntimmune, which is subject to the satisfaction of customary closing conditions (including approval from relevant regulatory agencies), is expected to close in the fourth quarter of 2018. We intend to finance the acquisition through cash on hand and account for the transaction as an asset acquisition.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

4.	Inventories
The components of inventory are as follows:

	September 30,	December 31,
	2018	2017
Raw materials	$10.8	$4.7
Work-in-process	107.8	148.6
Finished goods	314.1	307.1
	$432.7	$460.4

5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		September 30, 2018			December 31, 2017
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing rights	5-8	$31.0	$(29.1)	$1.9	$31.0	$(28.5)	$2.5
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(999.0)	3,711.5	4,710.5	(758.9)	3,951.6
Other intangibles	5	0.4	(0.2)	0.2	0.4	(0.1)	0.3
Total		$4,752.4	$(1,038.8)	$3,713.6	$4,752.4	$(798.0)	$3,954.4
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4
Amortization expense for the three months ended September 30, 2018 and 2017 was $80.2 and $80.0, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $240.8 and $240.1, respectively. Assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $80.2 for the three months ending December 31, 2018, and approximately $320.0 for each of the years ending December 31, 2019 through December 31, 2023.
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
The Credit Agreement provides for a $1,000.0 revolving credit facility and a $2,612.5 term loan facility. The revolving credit facility and the term loan facility mature on June 7, 2023. Beginning with the quarter ending June 30, 2019, we are required to make amortization payments of 5.00% of the aggregate principal amount of the term loan facility annually, payable in equal quarterly installments.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The Credit Agreement contains certain representations and warranties, affirmative and negative covenants and events of default. The negative covenants in the Credit Agreement restrict Alexion’s and its subsidiaries’ ability, subject to certain baskets and exceptions, to (among other things) incur liens or indebtedness, make investments, enter into mergers and other fundamental changes, make dispositions or pay dividends. The restriction on dividend payments includes an exception that permits us to pay dividends and make other restricted payments regardless of dollar amount so long as, after giving pro forma effect thereto, we have a consolidated net leverage ratio, as defined in the Credit Agreement, within predefined ranges, subject to certain increases following designated material acquisitions.
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended September 30, 2018 and 2017 was $1.3 and $2.3, respectively, and amortization of deferred financing costs for the nine months ended September 30, 2018 and 2017 was $6.7 and $7.0 respectively. Remaining unamortized deferred financing costs as of September 30, 2018 and December 31, 2017 were $22.1 and $21.0, respectively.
As of September 30, 2018, we had $2,612.5 outstanding on the term loan and $250.0 of borrowings outstanding under the revolving credit facility. The $250.0 of proceeds on the revolving credit facility was used to refinance amounts outstanding under the Prior Credit Agreement. As of September 30, 2018, we had open letters of credit of $1.7 that offset our availability in the revolving facility.
The fair value of our long term debt, which is measured using Level 2 inputs of the fair value hierarchy, approximates book value.

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
The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income used for basic and diluted calculation	$330.9	$78.0	$122.6	$413.3
Shares used in computing earnings per common share—basic	222.9	223.3	222.5	224.1
Weighted-average effect of dilutive securities:
Stock awards	1.7	1.7	1.7	1.4
Shares used in computing earnings per common share—diluted	224.6	225.0	224.2	225.5
Earnings per common share:
Basic	$1.48	$0.35	$0.55	$1.84
Diluted	$1.47	$0.35	$0.55	$1.83
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended September 30, 2018 and 2017 were 2.5 and 3.9 shares of common stock because their effect was anti-dilutive. Similarly, we excluded 2.9 and 4.1 shares of common stock from the calculation of EPS for the nine months ended September 30, 2018 and 2017 because their effect was anti-dilutive.

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
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$196.1	$—	$—	$196.1
Corporate bonds	136.0	—	—	136.0
Other government-related obligations:
U.S.	9.7	—	—	9.7
Foreign	2.6	—	—	2.6
Bank certificates of deposit	43.4	—	—	43.4
Total available-for-sale debt securities	$387.8	$—	$—	$387.8

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$16.0	$—	$—	$16.0
Repurchase agreements	27.0	—	—	27.0
Corporate bonds	432.2	0.5	(0.2)	432.5
Other government-related obligations:
U.S.	—	—	—	—
Foreign	426.3	0.2	(0.2)	426.3
Bank certificates of deposit	11.8	—	—	11.8
Total available-for-sale debt securities	$913.3	$0.7	$(0.4)	$913.6

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2018 and December 31, 2017 was $92.8 and $436.2, respectively. Investments that have been in a continuous unrealized loss position for more than 12 months were zero as of September 30, 2018 and $12.0 as of December 31, 2017. As of September 30, 2018, we believe that the cost basis of our available-for-sale debt securities is recoverable.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheet were as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$100.5	$42.7
Marketable securities	287.3	870.9
	$387.8	$913.6

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The fair values of available-for-sale debt securities at September 30, 2018, by contractual maturity, are summarized as follows:

September 30, 2018
Due in one year or less	$372.7
Due after one year through three years	15.1
$387.8
We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of September 30, 2018 and December 31, 2017, the fair value of these investments was $18.9 and $18.5, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three and nine months ended September 30, 2018 and 2017.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of September 30, 2018, we had open revenue related foreign exchange forward contracts with notional amounts totaling $994.4 that qualified for hedge accounting. As of September 30, 2018, we had open expense related foreign exchange forward contracts with notional amounts totaling $22.0 that qualified for hedge accounting.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes our interest rate swap contracts as of September 30, 2018:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	2,031.3	December 2016 - January 2018	December 2018 - December 2019	0.98% - 1.62%
Floating to Fixed	250.0	December 2018	December 2022	2.79%
Floating to Fixed	300.0	January 2019	December 2019	2.08%
Floating to Fixed	900.0	December 2019	December 2022	2.79% - 2.83%

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
The amount of gains and losses recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	$1,026.5	$(24.6)	$858.8	$(25.0)
Impact of cash flow hedging relationships:
Foreign Exchange Forward Contracts	$3.3	$—	$(1.3)	$—
Interest Rate Swap Contracts	$—	$4.0	$—	$(0.3)

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	$3,001.6	$(73.7)	$2,640.1	$(73.3)
Impact of cash flow hedging relationships:
Foreign Exchange Forward Contracts	$(11.5)	$—	$30.7	$—
Interest Rate Swap Contracts	$—	$8.5	$—	$(1.6)
The impact on accumulated other comprehensive income (AOCI) from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Foreign Exchange Forward Contracts:
Gain (loss) recognized in AOCI, net of tax	$9.8	$(27.6)	$26.3	$(89.3)
Gain (loss) reclassified from AOCI to net product sales, net of tax	$2.5	$(0.8)	$(8.9)	$19.8
Interest Rate Contracts:
Gain (loss) recognized in AOCI, net of tax	$7.2	$1.2	$18.4	$0.4
Gain (loss) reclassified from AOCI to interest expense, net of tax	$3.1	$(0.2)	$6.7	$(1.0)
Assuming no change in foreign exchange rates from market rates at September 30, 2018, $7.5 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. The amount of gains recognized in AOCI that will be reclassified to interest expense over the next 12 months is $22.6. Amounts recognized in AOCI for expense related foreign exchange forward contracts was not material at September 30, 2018.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We enter into foreign exchange forward contracts, with durations up to seven months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2018, the notional amount of foreign exchange contracts where hedge accounting is not applied was $794.2.
We recognized a gain (loss) of $6.8 and $(2.5), in other income and expense, for the three months ended September 30, 2018 and 2017, respectively, associated with the foreign exchange contracts not designated as hedging instruments. We recognized a gain (loss) of $17.1 and $(11.7), for the nine months ended September 30, 2018 and 2017, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$16.9	Other current liabilities	$10.0
Foreign exchange forward contracts	Other assets	0.7	Other liabilities	5.8
Interest rate contracts	Prepaid expenses and other current assets	22.6	Other current liabilities	—
Interest rate contracts	Other assets	14.1	Other liabilities	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	10.1	Other current liabilities	3.9
Total fair value of derivative instruments		$64.4		$19.7

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

	September 30, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$64.4	$—	$64.4	$(16.7)	$—	$47.7
Derivative liabilities	(19.7)	—	(19.7)	16.7	—	(3.0)

	December 31, 2017
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$48.8	$—	$48.8	$(26.3)	$—	$22.5
Derivative liabilities	(74.5)	—	(74.5)	26.3	—	(48.2)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

10.	Other Investments
We invest in companies with securities that are not publicly traded and where fair value is not readily available. We have historically recorded these investments at cost, less impairments. As of January 1, 2018, we will continue to record these investments at cost, less impairments; however, we will also adjust the investment for any changes resulting from an observable price change in an orderly transaction for identical or similar investments of the same issuer. We assess relevant transactions that occur on or before the balance sheet date to identify observable price changes, and we regularly monitor these investments to evaluate whether there is an indication that the investment is impaired, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.
During 2014, we purchased $37.5 of preferred stock of the non-public entity Moderna Therapeutics, Inc. (Moderna). During the first quarter 2018, Moderna announced the completion of a new round of financing. We considered this transaction and the rights of the preferred shares issued in the new round, compared to the rights of the preferred equity that we hold, and concluded that Moderna's new round of financing represents an observable price change in an orderly transaction for a similar investment. We further concluded, based on the respective rights of the stock and consideration of potential liquidity events, that the value of our preferred stock is equivalent to the value of the newly issued preferred stock. As a result, we recognized an unrealized gain of $100.8 in investment income during the first quarter 2018 to adjust our investment in Moderna to fair value as of the date of the observable price change, based on the per share price in Moderna's new round of financing. The carrying value of this investment was $138.3 and $37.5 as of September 30, 2018 and December 31, 2017, respectively. The carrying value of this investment was not impaired as of September 30, 2018.

11.	Stockholders' Equity
In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under our existing share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, for the three months ended September 30, 2017, we repurchased 0.5 shares at a cost of $59.6. During the nine months ended September 30, 2018 and 2017, we repurchased 0.7 and 2.6 shares of our common stock at a cost of $85.0 and $298.5, respectively. The Company did not repurchase any shares during the three months ended September 30, 2018. As of October 24, 2018, there is a total of $451.5 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2018 and 2017:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)
Other comprehensive income (loss) before reclassifications	1.2	0.2	44.7	(6.0)	40.1
Amounts reclassified from other comprehensive income	(0.5)	(0.5)	2.2	—	1.2
Net other comprehensive income (loss)	0.7	(0.3)	46.9	(6.0)	41.3
Balances, September 30, 2018	$(4.1)	$(0.1)	$33.0	$(21.9)	$6.9

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2016	$(6.7)	$(0.4)	$91.9	$(24.3)	$60.5
Other comprehensive income (loss) before reclassifications	0.2	0.4	(88.9)	8.8	(79.5)
Amounts reclassified from other comprehensive income	0.1	0.8	(18.8)	—	(17.9)
Net other comprehensive income (loss)	0.3	1.2	(107.7)	8.8	(97.4)
Balances, September 30, 2017	$(6.4)	$0.8	$(15.8)	$(15.5)	$(36.9)

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2018 and 2017:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2018	2017	2018	2017
Unrealized Gains (Losses) from Hedging Activity
Foreign exchange forward contracts	$3.3	$(1.3)	$(11.5)	$30.7	Net product sales
Interest rate swap contracts	4.0	(0.3)	8.5	(1.6)	Interest expense
	7.3	(1.6)	(3.0)	29.1
	(1.7)	0.6	0.8	(10.3)	Income tax expense (benefit)
	$5.6	$(1.0)	$(2.2)	$18.8

13.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement at September 30, 2018
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$503.2	$—	$503.2	$—
Cash equivalents	Commercial paper	$96.1	$—	$96.1	$—
Cash equivalents	Bank certificates of deposit	$1.6	$—	$1.6	$—
Cash equivalents	Other government-related obligations	$2.8	$—	$2.8	$—
Marketable securities	Mutual funds	$18.9	$18.9	$—	$—
Marketable securities	Commercial paper	$100.0	$—	$100.0	$—
Marketable securities	Corporate bonds	$136.0	$—	$136.0	$—
Marketable securities	Other government-related obligations	$9.5	$—	$9.5	$—
Marketable securities	Bank certificates of deposit	$41.8	$—	$41.8	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$27.0	$—	$27.0	$—
Other assets	Foreign exchange forward contracts	$0.7	$—	$0.7	$—
Other current liabilities	Foreign exchange forward contracts	$13.9	$—	$13.9	$—
Other liabilities	Foreign exchange forward contracts	$5.8	$—	$5.8	$—
Prepaid expenses and other current assets	Interest rate contracts	$22.6	$—	$22.6	$—
Other assets	Interest rate contracts	$14.1	$—	$14.1	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$95.8	$—	$—	$95.8
Contingent consideration	Acquisition-related contingent consideration	$179.4	$—	$—	$179.4

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

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2018.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of September 30, 2018, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Contingent Consideration
In connection with prior business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt of 4.2% for developmental milestones and a weighted average cost of capital ranging from 9.0% to 21.0% for sales-based milestones.
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
As of September 30, 2018, estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $702.0 if all development, regulatory and sales-based milestones are reached. As of September 30, 2018, the fair value of acquisition-related contingent consideration was $275.2. The following table represents a roll-forward of our acquisition-related contingent consideration:

Nine months ended
September 30, 2018
Balance at December 31, 2017	$168.9
Amounts derecognized upon sale of asset	(4.6)
Changes in fair value	110.9
Balance at September 30, 2018	$275.2

In September 2018, we sold all our assets, rights and obligations related to the ALXN1101 program to a third party and, as a result, in the quarter ended September 30, 2018, derecognized $4.6 of contingent consideration due under our prior purchase agreement with Orphatec Pharmaceuticals GmbH, dated February 8, 2011. The definitive agreement related to our sale of ALXN1101 provides for contingent consideration payments to Alexion upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. The amount of contingent consideration related to these contingent payments is deemed to be fully constrained as of September 30, 2018, and therefore has not been included in the transaction price. For the three and nine months ended September 30, 2018, we recognized an immaterial gain on the sale of ALXN1101 within operating income.
In September 2018, we amended the terms of certain contingent milestone payments due under our prior merger agreement with Enobia Pharma Corp., dated December 28, 2011.  The amendment removed our obligations with respect to a regulatory milestone and redistributed the contingent payment associated with this milestone to various sales milestones.  As a result of this amendment and the probability of achieving the various sales milestones, our contingent consideration liability increased by $48.7 in the quarter ended September 30, 2018.

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
We evaluate the creditworthiness of customers on a regular basis. In certain European countries, sales by us are subject to payment terms that are statutorily determined. This is primarily the case in countries where the payer is government-owned or government-funded, which we consider to be creditworthy. The length of time from sale to receipt of payment in certain countries exceeds our credit terms. In countries in which collections from customers extend beyond normal payment terms, we seek to collect interest. We record interest on customer receivables as interest income when collected. Subsequent adjustments for further declines in credit rating are recorded as bad debt expense as a component of selling, general and administrative expense. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful, and we also assess on an ongoing basis whether collectibility is probable at the time of sale. As of September 30, 2018 and December 31, 2017, allowances on receivables were not material.
Variable Consideration
We pay distribution fees to our distributors and offer rebates and/or discounts, or enter into volume-based reimbursement arrangements with certain customers. We reduce the transaction price on our sales for these amounts. For variable amounts, we estimate the amount of consideration to which we expect to be entitled based on all available historic, current and forecast information. We primarily use the expected value method to estimate variable payments and, in limited circumstances, will apply the most likely method based on the type of variable consideration and what method better predicts the amount of consideration we expect to be entitled to. Consideration that is received from a customer that we expect will need to be refunded in the future is recorded as a refund liability to the customer within accrued expenses. Actual amounts of consideration ultimately received or

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

refunded may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product sales and earnings in the period such variances become know.
Variability in the transaction price for our products pursuant to our contracts with customers primarily arises from the following:
Discounts and Rebates: We offer discounts and rebates to certain distributors and customers under our arrangements. In many cases, these amounts are fixed at the time of sale and the transaction price is reduced accordingly. We also provide for rebates under certain governmental programs, including Medicaid in the U.S. and other programs outside the U.S. which are payable based on actual claim data. We estimate these rebates based on an analysis of historical claim patterns and estimates of customer mix to determine which sales will be subject to rebates and the amount of such rebates. We update our estimates and assumptions each period and record any necessary adjustments, which may have an impact on revenue in the period in which the adjustment is made. Generally, the length of time between product sale and the processing and reporting of the rebates is three to six months.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Soliris
United States	$404.5	$307.6	$1,136.3	$913.5
Europe	262.1	248.4	766.3	738.3
Asia Pacific	98.2	81.8	277.3	241.4
Rest of World	123.2	117.6	406.4	459.0
Total	$888.0	$755.4	$2,586.3	$2,352.2

Strensiq
United States	$86.6	$70.6	$275.7	$203.9
Europe	16.6	9.6	47.0	23.3
Asia Pacific	7.2	5.2	19.2	13.3
Rest of World	2.8	1.6	7.1	3.7
Total	$113.2	$87.0	$349.0	$244.2

Kanuma
United States	$13.7	$11.4	$38.6	$31.2
Europe	4.7	3.6	16.4	8.7
Asia Pacific	0.8	0.7	2.9	1.8
Rest of World	6.1	0.7	8.4	2.0
Total	$25.3	$16.4	$66.3	$43.7

Contract Balances and Receivables
Contract liabilities relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated statements of operations.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	September 30, 2018	December 31, 2017
Receivables, which are included in "Trade accounts receivable, net"	$910.2	$726.5
Contract liabilities, which are included in "Other current liabilities"	$3.2	$15.9
Upon adoption of the new revenue recognition standard, on January 1, 2018, we reduced our deferred revenue balance by $10.4, with an offsetting increase of $6.0 in retained earnings due to the cumulative impact of adopting this new standard. The adjusted deferred revenue balance, as of January 1, 2018, was $5.5. We recognized this amount in revenue in the first quarter of 2018.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

15.	Income Taxes

The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Income tax expense	$11.2	$(19.8)	$152.5	$45.2
Effective tax rate	3.3%	(34.0)%	55.4%	9.9%

The income tax expense for the three and nine months ended September 30, 2018 and 2017 is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended September 30, 2018 as compared to the same period in the prior year is primarily attributable to the benefit of settling a routine Internal Revenue Service (IRS) examination in the prior year, offset by U.S. tax reform measurement period adjustments of $(53.1). The increase in the effective tax rate for the nine months ended September 30, 2018 as compared to the same period in the prior year is primarily attributable to the acquisition of Wilson Therapeutics, offset by U.S. tax reform measurement period adjustments and the benefit of settling a routine IRS examination in the prior year. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed in acquired in-process research and development for the nine months ended September 30, 2018. No tax benefit has been recognized for this expense, which resulted in an increase to the effective tax rate of 41.3%. Also included in the nine months ended September 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $(14.7). This deferred tax benefit decreased the effective tax rate for the nine months ended September 30, 2018 by approximately 1.4%.
In December 2017, the Tax Act was enacted into law. The Tax Act decreased the U.S. federal corporate tax rate to 21.0%, imposed a minimum tax on foreign earnings related to intangible assets (GILTI), a one-time transition tax on previously unremitted foreign earnings, and modified the taxation of other income and expense items. With regard to the GILTI minimum tax, foreign earnings are reduced by the profit attributable to tangible assets and a deductible allowance of up to 50.0%, subject to annual limitations. We have elected to account for the impact of the minimum tax in deferred taxes.
We incorporated the impact of the Tax Act in our results or calculated provisional amounts for the tax effects of the Tax Act for the year ended December 31, 2017. As of September 30, 2018 we have concluded our accounting for the Tax Act as follows:

(a)
We calculated a reasonable estimate of the one-time transition tax on previously unremitted earnings, which resulted in an increase to U.S. Federal tax expense of $177.9 and an increase to taxes payable, net of tax credits, of $28.0 in the period ended December 31, 2017. Our initial accounting for the transition tax was not complete as of December 31, 2017 because there was uncertainty regarding the calculation of the amounts subject to the tax. We completed our analysis of the transition tax and related interpretive guidance during the third quarter 2018. No significant measurement period adjustment to our initial accounting was required.

(b)
We calculated a reasonable estimate of the Tax Act’s limits on deductions for employee remuneration, including remuneration in kind, which resulted in an insignificant impact to tax expense, taxes payable, and deferred taxes in the period ended December 31, 2017. Our initial accounting for these limits was incomplete because there was uncertainty regarding the value of the deduction-limited remuneration. We completed our analysis of the relevant employee remuneration arrangements during the third quarter 2018. No measurement period adjustment to our initial accounting was required.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of September 30, 2018, our initial accounting for the Tax Act is incomplete as follows:

(a)
We calculated a reasonable estimate of the impact of the Tax Act to U.S. state income taxes, which resulted in an increase to tax expense, taxes payable, and deferred taxes of $2.9, $2.2, and $0.7, respectively, in the period ended December 31, 2017. We interpreted the effect of the Tax Act's changes to federal law on each U.S. state's system of taxation as of the date of enactment. However, additional analysis is required to determine the effect of modifications to federal deductions and income inclusions on these systems. No measurement period adjustment to our initial accounting was recorded for the three and nine months ended September 30, 2018.

(b)
We calculated a reasonable estimate of the impact of the GILTI minimum tax on deferred taxes in the period ended December 31, 2017, which resulted in an increase to U.S. Federal tax expense and the deferred tax liability of $236.9. Our initial accounting for the minimum tax is incomplete because there is uncertainty regarding the calculation of the temporary differences that will be subject to the minimum tax. Additional analysis regarding the computation of these temporary differences and the expected timing and manner of their realization is required to complete our accounting. During the three months ended September 30, 2018 the Company recorded a measurement period adjustment of $(57.8) to income tax (benefit) as a result of analyzing the deductible allowance in deferred taxes.

(c)
We calculated the deferred tax liability related to our foreign captive partnership in the period ended December 31, 2017 consistent with our calculation in periods prior to enactment of the Tax Act. As a result, the deferred tax liability we recorded as of December 31, 2017 of $533.4 related to our foreign captive partnership is provisional.  Additional analysis of the direct and indirect effects of the Tax Act is required to complete our accounting for this item. We recorded a measurement period adjustment of $4.7 in U.S. state income tax expense and deferred taxes to this provisional estimate for the three months ended September 30, 2018.

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
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017 was not material.

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
Construction of the facility was completed and the building was placed into service in the first quarter 2016. For each of the three and nine months ended September 30, 2018 and 2017, we recognized $3.5 and $10.6, respectively, of interest expense associated with this arrangement. As of September 30, 2018 and December 31,

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

2017, our total facility lease obligation was $134.0 and $134.6, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
Lonza Facility Lease Obligation
During the third quarter 2015, we entered into a new agreement with Lonza Group AG and its affiliates (Lonza) whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. The agreement requires us to make certain payments during the construction of the new manufacturing facility and annual payments for ten years thereafter. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our consolidated balance sheets. The completion of the facility, including obtaining regulatory approval, is expected in 2019. As of September 30, 2018 and December 31, 2017, we recorded a construction-in-process asset of $203.4 and $180.6, respectively, and an offsetting facility lease obligation of $156.1 and $159.1, respectively, within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
Payments to Lonza under the agreement are allocated to the purchases of inventory and the repayment of the facility lease obligation on a relative fair value basis. During the nine months ended September 30, 2018, we incurred $53.7 of payments to Lonza under this agreement, of which $7.0 was applied against the outstanding facility lease obligation and $46.7 was recognized as a prepayment of inventory. See Note 18 for minimum fixed payments due under Lonza agreements.
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
Construction of the facility was completed and the building was placed into service in the second quarter 2018. As of September 30, 2018 and December 31, 2017, our total facility lease obligation was $82.3 and $59.6, respectively, within facility lease obligation on our condensed consolidated balance sheets.

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
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,174.7. If we terminate certain supply

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $63.6 through 2020 with other third party manufacturers.

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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, we received a request from the Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion’s compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations.
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
Alexion is committed to strengthening its compliance program and is currently implementing a comprehensive company-wide transformation plan to enhance and remediate its business processes, structures, controls, training, talent and systems across Alexion’s global operations. For information concerning the risks associated with the investigation, see our Risk Factor - "If we fail to comply with laws or regulations, we may be subject to investigations and civil or criminal penalties and our business could be adversely affected."
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
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office and the DOJ are coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. We are engaged in discussions with the DOJ about a potential resolution of this matter. There can be no assurance that any current or future discussions with the government to resolve these matters will be successful or that any potential settlement terms or amount will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not determined to be a material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. A hearing is scheduled to take place in November 2018. At this time, we cannot predict the outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any forfeitures that will be required to be made or the potential impact to future Soliris revenues in Canada relating to any potential future price reduction.
In October 2018, the Japanese Ministry of Health, Labor and Welfare conducted an administrative inspection of Alexion’s Japanese operations. The MHLW inquiry has been primarily focused on our communication efforts regarding the proper use of Soliris in Japan for aHUS,  among other matters. We have cooperated, and will continue to cooperate, with this inquiry. Given the early stages of this matter, an estimate of the possible loss or range of loss, or what further action, if any, the MHLW will take in connection with this matter, cannot be made at this time.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the total expenses recorded related to the restructuring activities by the type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended September 30,				Three months ended September 30,
	2018				2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of Sales	$—	$—	$—	$—	$—	$83.0	$—	$83.0
Research and Development	—	—	—	—	—	1.0	—	1.0
Selling, General and Administrative	—	7.9	—	7.9	—	6.4	—	6.4
Restructuring Expense	2.8	—	7.5	10.3	66.2	—	5.8	72.0
Other (Income) Expense	—	—	—	—	—	—	2.3	2.3
	$2.8	$7.9	$7.5	$18.2	$66.2	$90.4	$8.1	$164.7

	Nine months ended September 30,				Nine months ended September 30,
	2018				2017
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of Sales	$—	$5.8	$—	$5.8	—	83.0	—	$83.0
Research and Development	—	0.1	—	0.1	—	1.0	—	$1.0
Selling, General and Administrative	—	18.0	—	18.0	—	6.4	—	$6.4
Restructuring Expense	6.9	—	19.5	26.4	86.3	—	12.4	$98.7
Other (Income) Expense	—	—	(0.1)	(0.1)	—	—	2.3	$2.3
	$6.9	$23.9	$19.4	$50.2	$86.3	$90.4	$14.7	$191.4
The following table presents a reconciliation of the restructuring reserve recorded within accrued expenses on the Company's condensed consolidated balance sheet for the three and nine months ended September 30, 2018:

	Three months ended September 30,				Nine months ended September 30,
	2018				2018
	Employee Separation Costs	Asset Charges	Other Costs	Total	Employee Separation Costs	Asset Charges	Other Costs	Total
Liability, beginning of period	$17.5	$—	$2.6	$20.1	$53.8	$—	$4.4	$58.2
Restructuring and Related Expenses	1.1	7.9	7.0	16.0	5.9	23.9	19.7	49.5
Cash settlements	(9.8)	—	(6.3)	(16.1)	(50.2)	—	(20.0)	(70.2)
Adjustments to previous estimates	1.7	—	0.5	2.2	1.0	—	(0.3)	0.7
Asset impairments	—	(7.9)	—	(7.9)	—	(23.9)	—	(23.9)
Liability, end of period	$10.5	$—	$3.8	$14.3	$10.5	$—	$3.8	$14.3

The restructuring reserve of $14.3 and $58.2 is recorded in accrued expenses on the Company's condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively. We currently estimate incurring up to an additional $125.0 in restructuring and related expenses primarily related to contract termination and related charges. We expect approximately half of the remaining restructuring and related expenses will result in cash outlays and we expect to pay all accrued amounts related to this restructuring during the next fiscal year.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

20.	Subsequent Events
In October 2018, we entered into a collaboration agreement with Dicerna Pharmaceuticals, Inc. (Dicerna) that provides us with exclusive worldwide licenses and development and commercial rights for two pre-clinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other pre-clinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we will make an upfront payment of $37.0 for the exclusive licenses and the equity investment. We could also be required to pay up to approximately $625.0 for option exercise fees and amounts due upon the achievement of specified research, development, regulatory and commercial milestones, as well as royalties on commercial sales.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” "committed," variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•
the potential benefits and commercial potential of Soliris®, Strensiq® and Kanuma® for approved indications and any expanded uses, timing and effect of sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, timing regarding development and regulatory approvals for additional indications or in additional territories;

•	the medical and commercial potential of ALXN 1210, as well as Soliris for additional indications;

•	Soliris will continue to contribute a significant percentage of total revenue for the next several years and that demand for Soliris will increase;

•
future costs, expenses and capital requirements, interest rates, cash outflows, operating expenses, capital investment, cash from operations, investment in certain facilities, status of reimbursement, price approval and funding processes in various countries worldwide;

•
adequacy of cash resources to fund operations, fund acquisitions, as well as pay future contingent consideration obligations and payments under license agreements (and expected impact on liquidity), acquisition agreements and to make principal and interest payments under our debt agreement;

•	the safety and efficacy of our products and our product candidates;

•	the date of completion of construction and the regulatory approval of certain manufacturing and fill/finish facilities;

•	expected impact of delay in collecting accounts receivable;

•	the planned closing of acquisitions and the timing of the completion of acquisitions;

•	impact of currency fluctuations;

•	the expected impact of regulatory and legislative programs and government reimbursement and coverage;

•
status of our ongoing clinical trials for eculizumab, ALXN1210 and our other product candidates, commencement dates for new clinical trials, clinical trial results, evaluation of our clinical trial results by regulatory agencies, the adequacy of our pharmacovigilance and drug safety reporting processes, anticipated filing and prospects for regulatory approval of our products and our product candidates, need for additional research and testing, the uncertainties involved in the drug development process and manufacturing;

•	performance and reliance on third party service providers;

•	our future research and development activities, plans for acquired programs, business development actions, our ability to develop and commercialize products with our collaborators;

•	assessment of competitors and potential competitors;

•	anticipated completion of tax audits;

•	recoverability of the cost basis of certain debt securities;

•	periods of patent, regulatory and market exclusivity for our products;

•	estimated amortization expense for certain intangible assets;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property;

•	assertion or potential assertion by third parties that the manufacture, use or sale of our products infringes their intellectual property;

•	the impact of new accounting standards and the Tax Act on the Company's results of operations;

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

•	compliance program transformation and improvements;

•	estimates of the capacity of manufacturing and other service facilities to support our products and our product candidates;

•	the expected benefits and the estimates of additional restructuring and related expenses and the timing of the payment of such amounts; and

•	potential costs resulting from product liability or other third party claims.
Such risks and uncertainties include, but are not limited to, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities class action litigation filed in December 2016, the inquiry by the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of patient assistance programs, the investigation of our Brazilian operations by Brazilian authorities and the inspection of our Japanese operations by the MHLW, risks related to challenges to our intellectual property portfolio or claims that we infringe third party intellectual property rights, the short and long-term effects of other government healthcare measures, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
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
Recent Developments
In the second quarter 2018, we completed the acquisition of more than 99% of the equity interests of Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics), pursuant to a recommended public cash offer to all Wilson Therapeutics AB shareholders. Wilson Therapeutics develops a novel therapy for patients with rare copper-mediated disorders and, pursuant to the acquisition, we added WTX101, a highly innovative drug candidate that is currently in the early stages of Phase III clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline.
In June 2018, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for approval of Ultomiris™ (also referred to as ALXN1210), our investigational long-acting C5 complement inhibitor, for the treatment of patients with paroxysmal nocturnal hemoglobinuria (PNH) as well as a Marketing Authorization Application to the European Medicines Agency (EMA) for Ultomiris for the treatment of patients with PNH. In September 2018, ALXN1210 (PNH) was designated as an orphan drug in Japan. In September 2018, we also filed an application with Japan's Pharmaceuticals and Medical Devices Agency (PDMA) for the approval of Ultomiris for PNH.
On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement), with Bank of America, N.A. as Administrative Agent. The Credit Agreement amends and restates our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement). The Credit Agreement amended the Prior Credit Agreement to, among other things, increase the amount available under the revolving credit facility from $500.0 to $1,000.0 and extend the maturity date of the revolving credit facility and the term loan facility to June 7, 2023.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

In September 2018, we entered into a definitive agreement to acquire Syntimmune, Inc. (Syntimmune), a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn). Syntimmune’s lead candidate, SYNT001, is a monoclonal antibody that inhibits the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes, and is being studied in Phase 1b/2a trials for the treatment of IgG-mediated autoimmune diseases. Under the terms of the agreement, Alexion will acquire Syntimmune for an upfront payment of $400.0, with the potential for additional milestone-dependent payments of up to $800.0, for a total value of up to $1,200.0. The acquisition of Syntimmune, which is subject to the satisfaction of customary closing conditions (including approval from relevant regulatory agencies), is expected to close in the fourth quarter of 2018. We intend to finance the acquisition through cash on hand and account for the transaction as an asset acquisition.
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
Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a debilitating and life-threatening, ultra-rare genetic blood disorder defined by chronic uncontrolled complement activation leading to the destruction of red blood cells (hemolysis). The chronic hemolysis in patients with PNH may be associated with life-threatening thrombosis, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine

(hemoglobinuria). We continue to work with researchers to expand the base of knowledge in PNH and the utility of Soliris to treat patients with PNH. Soliris is approved for the treatment of PNH in the U.S., Europe, Japan and in several other countries. We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and the longer term outcomes during Soliris treatment. In addition, Soliris has been granted orphan drug designation for the treatment of PNH in the U.S., Europe, Japan and several other countries.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
In August 2017, we announced that the EC approved the extension of the indication for Soliris to include the treatment of refractory gMG in adults who are anti-acetylcholine receptor (AChR) antibody-positive. In October 2017, the FDA approved the Company's supplemental Biologics License Application to extend the indication for Soliris as a potential treatment for adult patients with gMG who are AChR antibody-positive. In December 2017, the Ministry of Health, Labour and Welfare (MHLW) in Japan approved Soliris as a treatment for patients with gMG who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our clinical development programs include the following:

Product	Development Area	Indication	Phase I	Phase II	Phase III	Filed
ALXN1210 (IV)	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)				●

	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)			●

	Neurology	Generalized Myasthenia Gravis (gMG)			●

ALXN1210 (Subcutaneous)	Hematology/Nephrology	PNH/aHUS			●

ALXN1810 (Subcutaneous)	Next Generation Subcutaneous Complement Inhibitor		●

Soliris (eculizumab)	Neurology	Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)			●

WTX101	Metabolics	Wilson disease			●

ALXN1210
ALXN1210 is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In early studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels.
Paroxysmal Nocturnal Hemoglobinuria (PNH)
Chronic hemolysis in patients with PNH may be associated with life-threatening thrombosis, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).
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
In March 2018, we announced that the pivotal Phase III, open-label, randomized, active-controlled multicenter study to evaluate the safety and efficacy of ALXN1210 versus Soliris administered by intravenous (IV) infusion every 8 weeks to adult patients with PNH who have never received treatment with a complement inhibitor demonstrated non-inferiority to Soliris in complement inhibitor treatment-naïve patients with PNH based on the co-primary endpoints of transfusion avoidance and normalization of LDH levels, a direct marker of complement-mediated hemolysis in PNH. The study also demonstrated non-inferiority on all four key secondary endpoints: percentage change from baseline in LDH levels, change from baseline in quality of life as assessed by the Functional Assessment of Chronic Illness Therapy (FACIT)-Fatigue scale, proportion of patients with breakthrough hemolysis, and proportion of patients with stabilized hemoglobin levels. In addition, numeric results for all six endpoints favored ALXN1210. There were no notable differences in the safety profiles for ALXN1210 and Soliris in the study.
In April 2018, we announced the results of a Phase III study of ALXN1210 to evaluate the safety and efficacy of ALXN1210 versus Soliris in patients with PNH who have been treated with Soliris for at least the past 6 months. The study demonstrated non-inferiority of ALXN1210 to Soliris in patients with PNH who had been stable on Soliris based on the primary endpoint of change in LDH levels, a direct marker of complement-mediated hemolysis in PNH. The study also demonstrated non-inferiority on all four key secondary endpoints: the proportion of patients with breakthrough hemolysis, the change from baseline in quality of life as assessed via the FACIT-Fatigue Scale, the proportion of patients avoiding transfusion, and the proportion of patients with stabilized hemoglobin levels. In addition, numeric results for all five endpoints favored ALXN1210. In the study, ALXN1210 had a safety profile that is consistent with that for Soliris.
In June 2018, we submitted a BLA to the FDA for approval of ALXN1210 for the treatment of patients with PNH. The submission uses a rare disease priority review voucher, which designates the BLA for an expedited eight-month review by the FDA instead of the standard twelve-month review. The FDA set a Prescription Drug User Fee Act (PDUFA) date of

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

February 18, 2019, as part of this expedited eight-month review.
In June 2018, we submitted an MAA to the EMA for approval of ALXN1210 for the treatment of patients with PNH and in July 2018 the MAA was accepted in the EU and the review procedure started.
In September 2018, ALXN1210 (PNH) was designated as an orphan drug in Japan and we also filed an application with the PDMA for the approval of ALXN1210 for PNH.
Atypical Hemolytic Uremic Syndrome (aHUS)
In patients with aHUS, complement-mediated TMA leads to life-threatening damage to the kidney, brain, heart and other vital organs.
Enrollment was completed in late May 2018 in a Phase III, single arm, multicenter study to evaluate the safety and efficacy of ALXN1210 administered by IV infusion every 8 weeks to adult patients with aHUS who have never been treated with a complement inhibitor. A second Phase III, single arm, multicenter study to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmaco-dynamics of ALXN1210 administered by IV infusion every 8 weeks in pediatric patients (including adolescents) with aHUS who have never been treated with a complement inhibitor is ongoing.
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
Alexion plans to initiate a study with ALXN1210 administered by intravenous (IV) infusion every 8 weeks to adult patients for the treatment of gMG, a debilitating, chronic and progressive autoimmune neuromuscular disease, in 2019.
Subcutaneous (SC) Delivery
In late 2018, Alexion plans to initiate a single, PK-based Phase III study of ALXN1210 delivered subcutaneously once per week to PNH patients to support registration in both PNH and aHUS.
In October 2017, the FDA granted orphan drug designation to the subcutaneous formulation of ALXN1210 for the treatment of aHUS.

ALXN1810 Subcutaneous (SC) Delivery
ALXN1810 combines ALXN1210 with recombinant human hyaluronidase enzyme (rHuPH20) from Halozyme Therapeutics, Inc. to potentially further extend the dosing interval for ALXN1210 SC to once every two weeks or once per month. A SC healthy volunteer study with ALXN1810 was initiated in August 2018.
Soliris (eculizumab)
Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system that primarily affects the optic nerves and spinal cord. Each relapse of the disorder results in a stepwise accumulation of disability, including blindness and paralysis, and sometimes premature death. In September 2018, we announced the results of the Phase III global, randomized, double-blind, placebo-controlled study to evaluate eculizumab as a treatment for patients with relapsing NMOSD. The study met its primary endpoint of time to first adjudicated on-trial relapse, demonstrating that treatment with Soliris reduced the risk of NMOSD relapse by 94.2 percent compared to placebo. At 48 weeks, 97.9 percent of patients receiving Soliris were free of relapse compared to 63.2 percent of patients receiving placebo. Soliris had a safety profile consistent with that seen in previous clinical studies. The FDA, EC, and MHLW have each granted orphan designation for eculizumab as a treatment for patients with relapsing NMOSD.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
We have various agreements with Lonza through 2028, with remaining total non-cancellable commitments of approximately $1,174.7. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris that was manufactured at our Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of Soliris manufactured at Lonza facilities. During 2015, we entered into a new supply agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion manufacturing at one of its existing facilities. While we sold the ARIMF facility in the third quarter of 2018, we continue to pay royalties to Lonza as the product manufactured at the facility while we were owner is still being sold.
In addition, we have non-cancellable commitments of approximately $63.6 through 2020 with other third party manufacturers.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard requiring that the rights and obligations arising from leases be recognized on the balance sheet by recording a right-of-use (ROU) asset and corresponding lease liability. The new standard also requires qualitative and quantitative disclosures to understand the amount, timing, and uncertainty of cash flows arising from leases, as well as significant management estimates utilized. The standard is effective for interim and annual periods beginning after December 15, 2018 and requires a modified retrospective adoption. In July 2018, the FASB issued an update with an optional transition method when adopting the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than recast the comparative periods presented in the year of adoption. We plan to elect this optional method. We have substantially completed the process of collecting and continue to analyze the Company’s lease contracts and during the third quarter 2018, we started implementing our leasing software, including data upload and test procedures. Our lease accounting software implementation efforts are ongoing. While our assessment of the standard remains open, the standard may have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease ROU assets and corresponding liabilities related to leases on the Company’s Condensed Consolidated Balance Sheets.
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
In February 2018, the FASB issued a new standard that would permit entities to make a one time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the Tax Act), that was effective for the year ended December 31, 2017. The amount of the reclassification is calculated on the basis of the difference between the historical tax rate and newly enacted tax rate. The standard is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We are currently assessing the impact of this standard on our financial condition.
In August 2018, the FASB issued a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that does not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim periods. Entities can choose to adopt the new guidance prospectively or retrospectively. We are still assessing the impact this standard will have on our statement of financial condition and results of operations.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change
Soliris
United States	$404.5	$307.6	31.5%	$1,136.3	$913.5	24.4%
Europe	262.1	248.4	5.5%	766.3	738.3	3.8%
Asia Pacific	98.2	81.8	20.0%	277.3	241.4	14.9%
Rest of World	123.2	117.6	4.8%	406.4	459.0	(11.5)%
Total	$888.0	$755.4	17.6%	$2,586.3	$2,352.2	10.0%

Strensiq
United States	$86.6	$70.6	22.7%	$275.7	$203.9	35.2%
Europe	16.6	9.6	72.9%	47.0	23.3	101.7%
Asia Pacific	7.2	5.2	38.5%	19.2	13.3	44.4%
Rest of World	2.8	1.6	75.0%	7.1	3.7	91.9%
Total	$113.2	$87.0	30.1%	$349.0	$244.2	42.9%

Kanuma
United States	13.7	11.4	20.2%	38.6	31.2	23.7%
Europe	4.7	3.6	30.6%	16.4	8.7	88.5%
Asia Pacific	0.8	0.7	14.3%	2.9	1.8	61.1%
Rest of World	6.1	0.7	**	8.4	2.0	**
Total	$25.3	$16.4	54.3%	$66.3	$43.7	51.7%

Total Net Product Sales	$1,026.5	$858.8	19.5%	$3,001.6	$2,640.1	13.7%

** Percentages not meaningful

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The components of the increase in revenues are as follows:
The increase in net product sales for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was primarily due to an increase in unit volumes of 25.8% and 16.4%, respectively. This increase in unit volumes is primarily due to increased global demand for Soliris therapy including sales to patients with gMG, which received regulatory approval in the second half of 2017. Additional unit volume increases were due to increased sales of Strensiq and Kanuma during 2018 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
The volume increase for the three months ended September 30, 2018 was also driven by an increase within rest of world for Soliris therapy for patients in Latin America related to the timing of ordering patterns in the third quarter 2018 as compared to the same period in 2017.
The increase in net product sales for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, was offset by price decreases of 5.3% and 3.2%, respectively, resulting primarily from price changes in Turkey and Brazil resulting from formalized reimbursement agreements, subsequent to marketing authorization, in the third quarter of 2018 and the fourth quarter of 2017, respectively.
As discussed above, we adopted the new revenue recognition guidance in the first quarter of 2018. The adoption of this standard did not have a material impact on the sales recognized in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017.
Cost of Sales
Cost of sales includes manufacturing costs as well as actual and estimated royalty expenses associated with sales of our products.
The following table summarizes cost of sales and cost of sales as a percent of net product sales for the three and nine months ended September 30, 2018 and 2017:

2018 Cost of Sales
2017 Cost of Sales
●	Cost of sales as a percentage of net product sales
The decrease in cost of sales as a percentage of net product sales for the three and nine months ended September 30, 2018 is primarily attributable to charges of $83.0 in the third quarter 2017 associated with the closure of the ARIMF facility that was announced in the third quarter of 2017 as part of our restructuring activities.
Exclusive of these charges, cost of sales as a percentage of net product sales were 8.8% and 8.6% for the three months ended September 30, 2018 and 2017, respectively and 9.2% and 8.6% for the nine months ended September 30, 2018 and 2017, respectively.

Research and Development Expense
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
For the three months ended September 30, 2018, the decrease of $20.9 in R&D expense, as compared to the same period in the prior year, was primarily related to the following:

•	Decrease of $5.9 in external clinical development expenses related primarily to decreases in various eculizamab clinical studies (see graph below).

•
Decrease of $6.3 in external product development expenses driven by de-prioritized programs as a result of the September 2017 restructuring activities and a decrease in costs associated with the manufacturing of material for ALXN1210 as compared to the same period in 2017.

For the nine months ended September 30, 2018, the decrease of $88.6 in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Decrease of $42.2 in external clinical development expenses related primarily to decreases in various eculizamab clinical studies, partially offset by an expansion of clinical studies for ALXN1210 (see graph below).

•	Decrease of $26.6 in payroll and benefits primarily related to headcount reductions

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

resulting from restructuring activities initiated in 2017.

•	Decrease of $15.0 in discovery primarily related to decreases in external research expenses associated with our collaboration agreements.

•	Decrease of $10.0 in facilities and other related expenses primarily related to decreased facilities expenses resulting from restructuring activities initiated in 2017.

•
Decrease of $8.9 in upfront payment expenses due to the upfront payments on licensing arrangements made in the second quarter 2017. No upfront payments related to licensing arrangements were made for the nine months ended 2018.

Partially offset by the following:

•
Increase of $14.1 in external product development expenses related primarily to an increase in costs associated with the manufacturing of material for ALXN1210 further driven by an increase in costs associated with milestone expenses.

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense
For the three months ended September 30, 2018, the decrease of $11.9 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Decrease in salary, benefits and other labor expenses of $7.5. The decrease was primarily related to headcount reductions resulting from restructuring activities initiated in 2017. These decreases were partially offset by an increase in commercial activities to support the launch of Soliris for gMG.

For the nine months ended September 30, 2018, the decrease of $4.9 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Decrease in salary, benefits and other labor expenses of $12.4. The decrease was primarily related to headcount reductions resulting from restructuring activities initiated in 2017. These decreases were partially offset by an increase in commercial activities to support the launch of Soliris for gMG.

Partially offset by the following:

•
Increase in net external selling, general and administrative expenses of $7.5. The increase was primarily due to an increase in professional services and asset related charges associated with the previously announced restructuring programs. These increases were offset by decreased distribution expenses as compared to the same period in 2017 and gain on sale of intangibles.

Acquired In-Process Research and Development
For the nine months ended September 30, 2018 we recorded acquired in-process research and development (IPR&D) expense of $803.7. The increase in acquired IPR&D for the nine months ended September 30, 2018, as compared to 2017, is due to the Wilson Therapeutics acquisition completed in the second quarter of 2018. The IPR&D asset associated with the Wilson Therapeutics acquisition has not reached technological feasibility and had no alternative future use as of the acquisition date and was therefore expensed during the second quarter 2018.

Amortization of Purchase Intangible Assets
For both the three and nine months ended September 30, 2018 and 2017 we recorded amortization expense of $80.0 and $240.1, respectively, related to purchased intangible assets. Amortization expense is primarily associated with intangible assets related to Strensiq and Kanuma, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Change in Fair Value of Contingent Consideration
For the three and nine months ended September 30, 2018, the change in fair value of contingent consideration expense associated with our prior business combinations was $53.5 and $110.9, respectively, as compared to $3.7 and $31.8 for the three and nine months ended September 30, 2017, respectively.
In September 2018, we amended the terms of certain contingent milestone payments due under our prior merger agreement with Enobia Pharma Corp., dated December 28, 2011.  The amendment removed our obligations with respect to a regulatory milestone and redistributed the contingent payment associated with this milestone to various sales milestones.  As a result of this amendment and the probability of achieving the various sales milestones, our contingent consideration liability increased by $48.7 in the third quarter 2018.
The remaining change in the expense associated with the fair value of contingent consideration for the three and nine months ended September 30, 2018, as compared the same periods in 2017, was primarily due to increases in the likelihood and anticipated timing of payments for contingent consideration.

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
For the three and nine months ended September 30, 2018, we recorded $10.3 and $26.4 of restructuring expenses, respectively, compared to $72.0 and $98.7 for the three and nine months ended, September 30, 2017, respectively. The decrease in restructuring expenses for the three and nine months ended September 30, 2018 as compared to the same time periods in 2017 was primarily related to the decrease in employee separation costs associated with the 2017 restructuring activities period over period. We currently estimate incurring up to an additional $125.0 in restructuring and related expenses primarily related to contract termination and related charges. We expect approximately half of the remaining restructuring and related expenses will result in cash outlays.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Impairment of Intangible Assets
In the second quarter 2017, we recognized an impairment charge of $31.0 related to our SBC-103 acquired IPR&D asset due to clinical results. No impairments of acquired in-process research and development were recognized for the three and nine months ended September 30, 2018.
Other Income and Expense
The following table provides information regarding other income and expense:

Investment Income
Interest Expense
Other Income
For the nine months ended September 30, 2018 and 2017, we recognized investment income of $119.4 and $12.9, respectively. The increase in investment income in 2018 results from the recognition in the first quarter 2018 of an unrealized gain of $100.8 on our investment in Moderna Therapeutics, Inc. following it's completion of a new round of equity financing.

Income Taxes

2018 Income Tax Expense
2017 Income Tax Expense
●	Effective tax rate
During the three and nine months ended September 30, 2018, we recorded income tax expense of $11.2 and $152.5 and had an effective tax rate of 3.3% and 55.4%, respectively, compared to income tax expense of $(19.8) and $45.2 and an effective tax rate of (34.0)% and 9.9% for the three and nine months ended September 30, 2017, respectively.
The increase in the effective tax rate for the three months ended September 30, 2018 as compared to the same period in the prior year is primarily attributable to the benefit of settling a routine IRS examination in the prior year, offset by U.S. tax reform measurement period adjustments of $(53.1). The increase in the effective tax rate for the nine months ended September 30, 2018 as compared to the same period in the prior year is primarily attributable to the acquisition of Wilson Therapeutics, offset by U.S. tax reform measurement period adjustments and the benefit of settling a routine IRS examination in the prior year. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed in acquired IPR&D during the nine months ended September 30, 2018. No tax benefit has been recognized for this expense, which resulted in an increase to the effective tax rate of 41.3%. Also included in the nine months ended September 30, 2018 is a U.S. tax reform

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

measurement period adjustment to deferred taxes of $(14.7). This deferred tax (benefit) decreased the effective tax rate for the nine months ended September 30, 2018 by approximately 1.4%.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	$ Change
Cash and cash equivalents	$1,228.9	$584.4	$644.5
Marketable securities	$306.2	889.7	(583.5)
Long-term debt (includes current portion & revolving credit facility)	$2,862.5	2,906.3	(43.8)

Current assets	$3,248.4	2,953.9	294.5
Current liabilities	1,027.4	952.5	74.9
Working capital	$2,221.0	2,001.4	219.6

The aggregate increase in cash and cash equivalents and marketable securities as compared to December 31, 2017 was primarily attributable lower repurchases of shares, payments on our credit facility, and purchases of property, plant. This increase was offset primarily by cash utilized for the purchase of Wilson Therapeutics in the second quarter of 2018.
Excluding the impact of our asset acquisitions, we expect our annual operating expenses to decrease as a percentage of sales in 2018. We also expect reduced capital investment in 2018 as compared to 2017. We anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for at least the next twelve months.
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
In connection with the pending acquisition of Syntimmune, we expect to make an upfront payment of $400.0 in the fourth quarter 2018, with the potential for additional milestone-dependent payments of up to $800.0. We intend to finance the acquisition through cash on hand.
In October 2018, we entered into a collaboration agreement and equity investment with Dicerna Pharmaceuticals, Inc. (Dicerna). Under the terms of the agreements, we will make an upfront payment of $37.0 for the exclusive licenses and the equity investment. We could also be required to pay up to an additional $625.0 for option exercise fees and amounts due upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of September 30, 2018, three customers accounted for an aggregate of 47.0% of our accounts receivable balance, with these individual customers ranging from 13.2% to 18.8% of the accounts receivable balance. At December 31, 2017, four customers accounted for an aggregate of 57.7% of the accounts receivable balance, with these individual customers ranging from 10.2% to 18.9% of the accounts receivable balance. For the three months ended September 30, 2018, three customers accounted for 41.1% of our net product sales and for the nine months ended September 30, 2018, four customers accounted for 49.9% of our net product sales, with these individual customers accounting for 11.3% to 16.7% and 10.0% to 16.3% of our net product sales, respectively. For the three and nine months ended September 30, 2017, three customers accounted for 39.0% and 36.7% of our net product sales, respectively, with these individual customers accounting for 11.2% to 15.4% and 10.8% to 14.8% of our net product sales, respectively.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

changes in their credit worthiness. We operate in certain jurisdictions where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to collection of our accounts receivable.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2018, we had foreign exchange forward contracts with notional amounts totaling $1,810.6. These outstanding foreign exchange forward contracts had a net fair value of $8.0, of which $27.7 is included in other current assets and noncurrent assets and $19.7 included in other current liabilities and noncurrent liabilities. As of September 30, 2018, we had interest rate swap contracts with notional amounts totaling $3,481.3. These outstanding interest rate swap contracts had a net fair value of $36.7 which is included in other current assets and noncurrent assets. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of September 30, 2018, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of commercial paper, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to acquisitions.
Business Combinations and Contingent Consideration Obligations
 The purchase agreements for our business combinations include contingent payments totaling up to $702.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $367.0 and

$335.0 of the contingent payments relate to development and commercial milestones, respectively. As of September 30, 2018, we do not expect these amounts to have an impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments of approximately $100.0, associated with our prior business combinations. As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from other financing.
License Agreements
Our license agreements include contingent payments that will become payable if and when certain development, regulatory and commercial milestones are achieved. As of September 30, 2018, we do not expect the payments associated with these milestones to have a significant impact on our liquidity in the near-term. During the next 12 months, we expect to make milestone payments related to our license agreements of approximately $21.5.
Financing Lease Obligations
In November 2012, we entered into a lease agreement for office and laboratory space to be constructed in New Haven, Connecticut. The term of the lease commenced in 2015 and will expire in 2030, with a renewal option of ten years. Although we do not legally own the premises, we are deemed to be the owner of the building due to the substantial improvements directly funded during the construction period based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets. Construction of the new facility was completed and the building was placed into service in the first quarter 2016. For each of the three and nine months ended September 30, 2018 and 2017, we recognized $3.5 and $10.6, respectively, of interest expense associated with this arrangement. As of September 30, 2018 and December 31, 2017, our total facility lease obligation was $134.0 and $134.6, respectively, recorded within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
During the third quarter 2015, we entered into an agreement with Lonza whereby Lonza will construct a new manufacturing facility dedicated to Alexion at one of its existing facilities. As a result of our contractual right to full capacity of the new manufacturing facility, a portion of the payments under the agreement are considered to be lease payments and a portion as payment for the supply of

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

inventory. Although we will not legally own the premises, we are deemed to be the owner of the manufacturing facility during the construction period based on applicable accounting guidance for build-to-suit leases due to our involvement during the construction period. Accordingly, the landlord’s costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets. The completion of the facility, including obtaining regulatory approval, is expected in 2019. As of September 30, 2018 and December 31, 2017, we recorded a construction-in-process asset of $203.4 and $180.6 respectively, and an offsetting facility lease obligation of $156.1 and $159.1 respectively, within other current liabilities and facility lease obligation on our condensed consolidated balance sheets.
In September 2017, we entered into a lease agreement for approximately 150,000 square feet of office space in Boston, Massachusetts. The term of the lease commenced upon the landlord's substantial completion of our premises in the second quarter of 2018 and will expire on the thirteenth anniversary of commencement, with an option to renew for up to an additional ten years. Although we will not legally own the premises, due to our involvement during the construction period, we are deemed to be the owner of the portion of the building that we will lease based on applicable accounting guidance for build-to-suit leases. Accordingly, the landlord's costs of constructing the facility during the construction period are required to be capitalized, as a non-cash transaction, offset by a corresponding facility lease obligation in our condensed consolidated balance sheets. Construction of the facility was completed and the building was placed into service in the second quarter 2018. As of September 30, 2018 and December 31, 2017, our total facility lease obligation was $82.3 and $59.6, respectively, within facility lease obligation on our condensed consolidated balance sheets.
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

As of September 30, 2018, we had $2,612.5 outstanding on the term loan and $250.0 of borrowings outstanding under the revolving credit facility. The $250.0 of proceeds on the revolving credit facility was used to refinance amounts outstanding under the Prior Credit Agreement. As of September 30, 2018, we had open letters of credit of $1.7 that offset our availability in the revolving facility.
Manufacturing Obligations
We have supply agreements with Lonza relating to the manufacture of Soliris and Strensiq, which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements, the progress of our clinical development programs and the sale of any remaining product manufactured at ARIMF prior to its sale in the third quarter of 2018.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,174.7 through 2028. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of Soliris that was manufactured at ARIMF and a payment with respect to sales of Soliris manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $63.6 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential tax.
Common Stock Repurchase Program
In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under our existing share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, for the three months ended September 30, 2017, we repurchased 0.5 shares at a cost of $59.6. For the nine months ended September 30, 2018 and 2017,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

we repurchased 0.7 and 2.6 shares of our common stock at a cost of $85.0 and $298.5, respectively. The Company did not repurchase any shares during the third quarter 2018. As of October 24, 2018, there is a total of $451.5 remaining for repurchases under the repurchase program.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30, 2018		$
	2018	2017	Change
Net cash provided by operating activities	$342.6	$857.5	$(514.9)
Net cash provided by (used in) investing activities	418.3	(918.7)	1,337.0
Net cash used in financing activities	(105.5)	(371.2)	265.7
Effect of exchange rate changes on cash	(10.6)	16.5	(27.1)
Net change in cash and cash equivalents	$644.8	$(415.9)	$1,060.7

Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2018 was $342.6 compared to $857.5 for the nine months ended September 30, 2017. The decrease in cash provided by operating activities was primarily due to the acquisition of Wilson Therapeutics and higher cash payments for restructuring and incentive compensation, as well as the impact of the timing of cash receipts and other payments for the nine months ended September 30, 2018 as compared to the same period in the prior year. This decrease was partially offset by an increase in operating income, excluding the impact of the IPR&D change associated with the Wilson acquisition.
We expect increases in cash flows from operations, if any, which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash provided by (used in) investing activities for the nine months ended September 30, 2018 was $418.3 compared to $(918.7) for the nine months ended September 30, 2017. The increase in cash provided by investing activities was primarily attributable to purchases and sales of available-for-sale debt securities, which resulted in a net cash inflow of $585.0 for the nine months ended September 30, 2018, compared to net cash outflow of $647.7 for the nine months ended September 30, 2017. We utilized some of the cash received from the sale of available-for-sale debt securities during the nine months ended September 30, 2018 to fund the acquisition of Wilson Therapeutics.
Purchases of property, plant and equipment also decreased $98.2 during the nine months ended

September 30, 2018 as compared to the same period in the prior year.
Financing Activities
Cash used for financing activities for the nine months ended September 30, 2018 was $105.5 compared to $371.2 for the nine months ended September 30, 2017. The decrease in cash used for financing activities was primarily due to a decrease in share repurchase activity of $213.5. There was an additional decrease in cash used of $87.5 due to lower net payments against our credit facility, as well as a reduction in proceeds received from the issuance of stock for share-based compensation arrangements of $34.6.
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
(amounts in millions, except
percentages)
Interest Rate Risk
As of September 30, 2018, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(1.1) and $1.1, respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements through December 31, 2022 that qualified for and are designated as cash flow hedges. We currently have cash flow hedges with aggregate notional amounts of approximately 79.0% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $5.3, based on the unhedged portion of our outstanding term loan during that period.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 48.0% and 49.0% of our net product sales were denominated in foreign currencies for the three and nine months ended September 30, 2018, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely in fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place to achieve the following: 1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of approximately 7 months and 2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, using contracts with durations of up to 60 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of September 30, 2018 and December 31, 2017, we held foreign exchange forward contracts with notional amounts totaling $1,810.6 and $2,708.1, respectively. As of September 30, 2018 and December 31, 2017, our outstanding foreign exchange forward contracts had a net fair value of $8.0 and $(47.5), respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of September 30, 2018, a hypothetical

10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $101.6 as of September 30, 2018. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Alexion is committed to strengthening its compliance program and is currently implementing a comprehensive company-wide transformation plan to enhance and remediate its business processes, structures, controls, training, talent and systems across Alexion’s global operations. For information concerning the risks associated with the investigation, see our Risk Factor - "If we fail to comply with laws or regulations, we may be subject to investigations and civil or criminal penalties and our business could be adversely affected."
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
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion, Alexion’s provision of free drug to Medicare patients, and Alexion compliance policies and training materials concerning the anti-kickback statute or payments to any 501(c)(3) organization that provides financial assistance to Medicare patients. We understand that the U.S. Attorney’s Office and the DOJ are coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. Other companies have disclosed similar inquiries. We are cooperating with this inquiry. We are engaged in discussions with the DOJ about a potential resolution of this matter. There can be no assurance that any current or future discussions with the government to resolve these matters will be successful or that any potential settlement terms or amount will be agreed to or finalized. We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of Soliris to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues was not determined to be a material amount. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. A hearing is scheduled to take place in November 2018. At this time, we cannot predict the outcome of these judicial review proceedings or any appeals that may follow and cannot reasonably estimate the amount of any forfeitures that will be required to be made or the potential impact to future Soliris revenues in Canada relating to any potential future price reduction.
In October 2018, the Japanese Ministry of Health, Labor and Welfare conducted an administrative inspection of Alexion’s Japanese operations. The MHLW inquiry has been primarily focused on our communication efforts regarding the proper use of Soliris in Japan for aHUS,  among other matters. We have cooperated, and will continue to cooperate, with this inquiry. Given the early stages of this matter, an estimate of the possible loss or range of loss, or what further action, if any, the MHLW will take in connection with this matter, cannot be made at this time.

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
While Soliris has been studied for indications beyond PNH, aHUS and gMG there is no guarantee that we can obtain regulatory approve or achieve any commercial sales of Soliris for other indications. For example, in September 2018, we announced positive topline results from the Phase 3 PREVENT study of Soliris in patients with anti-aquaporin-4 (AQP4) auto antibody-positive neuromyelitis optica spectrum disorder (NMOSD). NMOSD is a rare, devastating, complement-mediated disorder of the central nervous system characterized by relapses. Despite these positive results, we may not be able to obtain regulatory approval to sell Soliris as a treatment for NMOSD due to, among other potential issues, the failure of our clinical studies to meet regulatory requirements, failure of our manufacturing facilities to meet regulatory requirements or other reasons. Additionally, even if we were to obtain regulatory approval, physicians and patients may not accept Soliris as a treatment for NMOSD. In these instances, we may generate limited or no revenue from Soliris as a potential treatment of NMOSD.
If we are not able to maintain revenues from sales of Soliris, or our Soliris revenues do not grow, our results of operations and stock price could be adversely affected.
If we do not obtain marketing approval for our ALXN1210 product or if ALXN1210 is not broadly accepted by the market, our future operating results may be adversely impacted and, if ALXN1210 is approved for use and accepted by the market, we expect our Soliris revenues may be adversely impacted.
We recently submitted applications to the U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) and the Ministry of Health, Labour and Welfare (MHLW) in Japan for approval of ALXN1210 in the U.S., EU and Japan, respectively, for patients with PNH. There is no guarantee that the FDA, the EMA or the MHLW will timely approve the use of ALXN1210 in PNH patients or that they will approve the use of ALXN1210 in PNH patients at all. The FDA, EMA or MHLW could reject our applications for many reasons, including due to a finding of inadequate safety, tolerability, potency or efficacy profiles. Additionally, these and other regulatory agencies may request that we provide additional safety or efficacy data, which may require significant additional time and money to generate prior to a decision on approval. We anticipate that, in the future, we will seek approval of ALXN1210 in other jurisdictions and for other indications.
If ALXN1210 is not approved for use in the U.S., the EU, Japan or elsewhere, if approval is delayed, or if use is not approved for PNH or indications in addition to PNH, we would expect that our future business and results of operations may be harmed. If the use of ALXN1210 is authorized in the U.S., EU, Japan and elsewhere and for indications beyond PNH, we anticipate that certain customers currently on Soliris may transition to ALXN1210, which would result in a reduction of Soliris revenue. Alternatively, patients and providers may determine that ALXN1210 is not a preferred alternative to Soliris for PNH (or other potential indications) and our ALXN1210 revenues and operating results may be adversely impacted and we may not gain any return in our investment in the ALXN1210 development program.
Our future commercial success depends on gaining regulatory approval for new products and obtaining approvals for existing products for new indications.
Our long-term success and revenue growth will depend upon the successful development and commercialization of new products and technologies from our research and development activities, including ALXN1210, those licensed or acquired from third parties and approval of additional indications for our existing products and products under development. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. The process for obtaining regulatory approval to market a biologic is expensive, often takes many years, and can vary substantially based on the type, complexity, the novelty of the product candidates involved and the indications to be treated. Our ability to maintain or grow revenues would be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, including ALXN1210 for PNH and additional indications, Soliris for additional indications, obtain marketing approval for Strensiq and Kanuma in additional territories, obtain approval for additional delivery systems for our therapies (such as subcutaneous delivery), obtain marketing approval for ALXN1210 or acquire or license products and technologies from third parties.
We dedicate significant resources to the worldwide development, manufacture and commercialization of our products. We cannot guarantee that any marketing application for our product candidates, including ALXN1210 for PNH or Soliris for NMOSD, will be approved or maintained in any country where we seek marketing authorization. If we do not obtain regulatory approval of new products or additional indications for existing products or additional delivery systems, or are significantly delayed or limited in doing so, our revenue will be adversely affected, we may experience surplus inventory, be required to write down certain assets, our business may be materially harmed and we may need to significantly curtail operations.
Because the target patient populations of Kanuma and Strensiq are small and have not been definitively determined, we must be able to successfully identify patients in order to maintain growth.
Kanuma and Strensiq are currently approved to treat ultra-rare diseases with small patient populations that have not been definitively determined. There can be no guarantee that any of our programs will be effective at identifying patients and the number of patients in the United States, Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with Kanuma and Strensiq, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. In addition, even in instances where we do add patients, the number may be less than the number of patients that discontinue use of the applicable product.
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
 In certain countries where we sell or are seeking or may seek to commercialize our products, pricing, coverage and level of reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing and reimbursement on terms that are favorable to us (or at all), or such coverage, pricing, and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country, which may include a combination of distinct potential payers, including private insurance and governmental payers as well as a HTA assessment of medicinal products for pricing and reimbursement methodologies. Therefore, we may not successfully conclude the necessary processes and commercialize our products in every, or even most countries in which we seek to sell our products.
A significant reduction in the amount of reimbursement or pricing for our products in one or more countries may reduce or eliminate our profitability and adversely affect our financial condition. Certain countries establish pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is limited in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in other countries or in new markets. In Canada, for example, the Patented Medicine Prices Review Board (PMPRB) issued a decision in an administrative pricing matter that we had excessively priced Soliris in a manner inconsistent with the Canadian pricing rules and guidelines and ordered that the price be decreased to no higher than the lowest price in seven comparator countries (we filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada, but we are unable to determine the outcome of this review). In the U.S., the EU Member States, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the presidential administration and U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for healthcare products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. See additional discussion below under the heading “Changes in healthcare laws and implementing regulations, as well as changes in healthcare policy, may affect coverage and reimbursement of our products in ways that we cannot currently predict and these changes could adversely affect our business and financial condition."
The potential increase in the number of patients receiving Soliris may cause third-party payers to modify or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS, gMG or all indications (including NMOSD, if approved by regulatory authorities). In 2017, Soliris was approved in the U.S., EU and Japan as a treatment for adult patients with gMG who are anti-acetylcholine receptor antibody-positive and we intend to request regulatory approval for Soliris as a treatment for NMOSD. The potential increase in the number of patients receiving Soliris may cause third-party payers to refuse or limit coverage or reimbursement for Soliris for the treatment of PNH, aHUS or gMG (or, potentially NMOSD if approved for such indication by the regulatory authorities), or provide a lower level of coverage or reimbursement than anticipated or currently in effect. We are subject to the same risks with respect to Strensiq and Kanuma.

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
In countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing Soliris or adoption of new treatment options, such as ALXN1210. We have financially supported non-profit organizations that assist patients in accessing treatment for PNH and aHUS, including Soliris. Such organizations assist patients whose insurance coverage imposes prohibitive co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided our products without charge to patients who have no insurance (or limited insurance) coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.
Our commercial success depends on obtaining and maintaining reimbursement at anticipated levels for our products. It may be difficult to project the impact of evolving reimbursement mechanics on the willingness of payers to cover our products. If we are unable to obtain or maintain coverage for our products, or coverage is reduced in one or more countries, our pricing may be affected or our product sales, results of operations or financial condition could be harmed.
We may not be able to maintain market acceptance of our products among the medical community or patients, or gain market acceptance of our products in the future, which could prevent us from maintaining profitability or growth.
We cannot be certain that our products will maintain market acceptance in a particular country among physicians, patients, healthcare payers, and others. Although we have received regulatory approval for certain of our products in certain territories, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that our products are safe and therapeutically effective relative to their cost. Nor can we predict whether patients, physicians or payers will continue use of Soliris or elect to switch to ALXN1210 (if and when approved for use by appropriate regulatory authorities) or alternative treatments that may be available. Physicians’ willingness to prescribe, and patients’ willingness to accept, our products, depends on many factors, including prevalence and severity of adverse side effects in both clinical trials and commercial use, the timing of the market introduction of competitive drugs, lower demonstrated clinical safety and efficacy compared to other drugs, perceived lack of cost-effectiveness and negative evaluations in health technology assessments, pricing and lack of availability of reimbursement from third-party payers, convenience and ease of administration, effectiveness of our marketing strategy, publicity concerning the product, our other product candidates and availability of alternative treatments, including bone marrow transplant as an alternative treatment for PNH. The likelihood of physicians to prescribe Soliris for patients with aHUS may also depend on how quickly Soliris can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that medical doctors have determined not to continue Soliris treatment for some patients with aHUS.
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
The manufacture of our products and our product candidates is highly regulated, complex and difficult, requiring multi-step controlled processes and even minor problems or deviations could result in defects or failures. We have limited experience manufacturing commercial quantities of Strensiq and Kanuma, and we have no experience manufacturing commercial quantities of ALXN1210 (if approved for use in PNH patients in the U.S., EU, Japan and other jurisdictions). Only a small number of companies have the ability and capacity to manufacture our products for our development, clinical and commercialization needs. Due to the highly technical requirements of manufacturing our products and the strict quality and control specifications, we and our third party providers may be unable to manufacture or supply our products despite our and their efforts. Failure to produce sufficient quantities of our products and product candidates could result in lost revenue, diminish our profitability, delay the development of our product candidates, delay regulatory approval or result in the rejection of our product candidates (including ALXN1210) or result in supply shortages for our patients, which may lead to lawsuits, loss of revenue or could accelerate introduction of competing products to the market.
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
Many additional factors could cause production interruptions at our facilities or at the facilities of our third party providers, including natural disasters, labor disputes, acts of terrorism or war. The occurrence of any such event could adversely affect our ability to satisfy demand for Soliris and our other products, and due to the fact that we rely on a limited number of facilities to produce our products and product candidates (as noted below), any of the foregoing could materially and adversely affect our operating results.
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
We rely on one to two facilities to manufacture each of our products. We are authorized to sell Soliris that is manufactured by Lonza in the U.S., the EU, Japan and certain other territories. In September 2017, we announced our intention to close ARIMF which has now been closed and no longer performs any manufacturing operations for us. Manufacturing Soliris for commercial sale in certain other territories may only be performed at a single facility in some cases until such time as we have received the required regulatory approval for an additional facility, if ever, however in certain territories only a single manufacturing facility may be registered and we will continue to rely on a single manufacturing facility in such instances. Governmental authorities will generally not permit products manufactured at any facility that is not registered by the applicable government agency to enter into the country and such products may be returned for this reason, which may decrease or delay sales and result in the loss of inventory. We also depend entirely on one facility to manufacture Strensiq and on one facility for the purification of Kanuma for commercial sale. Regarding Kanuma, we rely on two animal facilities to produce the starting material, and a single manufacturing facility to manufacture the drug product. Any interruption or halt in manufacturing at any one of these facilities may, therefore, have a material adverse impact on our operations.
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
Any difficulties or delays in our third party manufacturing, or any failure of our third party providers to comply with our internal and external specifications or any applicable rules, regulations and standards could increase our costs, constrain our ability to satisfy demand for our products from customers, cause us to lose revenue or incur penalties for failure to deliver product, make us postpone or cancel clinical trials, or cause our products to be recalled or withdrawn, such as the voluntary recalls that we initiated in 2013 and 2014 due to the presence of visible particles in a limited number of vials in specific Soliris lots. Even if we are able to find alternatives, they may ultimately be insufficient for our needs. No guarantee can be made that regulators will approve additional third party providers in a timely manner or at all, or that any third party providers will be able to perform services for sufficient product volumes for any country or territory. Further, due to the nature of the current market for third-party commercial manufacturing, many arrangements require substantial penalty payments by the customer for failure to use the manufacturing capacity for which it contracted. Penalty payments under these agreements typically decrease over the life of the agreement, and may be substantial initially and de minimis or non-existent in the final period. The payment of a substantial penalty could harm our financial condition and may restrict our ability to transition to internal manufacturing or manufacturing by other third parties.
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
 We are required to report any serious and unexpected adverse experiences and certain quality problems with our products to the FDA, the EMA, the MHLW and other health agencies. Non-compliance with safety reporting requirements could result in regulatory action that may include civil action or criminal penalties. Regulatory agencies inspect our pharmacovigilance processes, including our adverse event reporting. If regulatory agencies determine that we or other parties whom we do not control, including clinical trial investigators, have not complied with the applicable reporting or other pharmacovigilance requirements, we may become subject to additional inspections, warning letters or other enforcement actions, including monetary fines, marketing authorization withdrawal and other penalties.
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

In addition, similar or more stringent post-approval requirements and obligations may be imposed by the FDA and/or other regulatory agencies with respect to our future products (such as ALXN1210 for the treatment of PNH or Soliris for the treatment of NMOSD, in each case, if approved for use by the FDA and such agencies).
Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EC, the competent authorities of the EU Member States, the MHLW or other agencies, could result in:

•	a product recall;

•	a product withdrawal;

•	significant administrative and judicial sanctions, including, warning letters or untitled letters;

•	significant fines and other civil penalties;

•	suspension, variation or withdrawal of a previously granted approval for our products;

•	interruption of production;

•	operating restrictions, such as a shutdown of production facilities or production lines, or new manufacturing requirements;

•	suspension or termination of ongoing clinical trials;

•	delays in approving or refusal to approve our products including pending BLAs or BLA supplements for our products or a facility that manufactures our products;

•	seizing or detaining product;

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
The testing, manufacturing, marketing and sale of drugs for use in humans exposes us to product liability risks. Side effects and other problems from using our products could include, among others, (1) decrease in the frequency with which physicians decide to prescribe our products, (2) encouraging physicians to stop prescribing our products to their patients who previously had been prescribed our products, (3) causing serious adverse events and give rise to product liability claims against us, and (4) result in our need to withdraw or recall our products from the marketplace. Some of these risks are unknown at this time.
Our products and our product candidates treat patients with rare diseases. We generally test our products in only a small number of patients. For example, the FDA marketing approval for the treatment of patients with aHUS was based on two prospective studies in a total of 37 adult and adolescent patients, together with a retrospective study that included 19 pediatric patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. We have instituted procedures that are designed to ensure that we do not promote, or in any way support or encourage the promotion of our products for unapproved uses in violation of applicable law, but physicians are permitted to use products for unapproved purposes and we are aware of such uses of Soliris. In addition, we are studying and expect to continue to study Soliris in diseases other than PNH, aHUS and gMG in controlled clinical settings (for example, we recently completed a Phase III trial for Soliris as a treatment for NMOSD), and independent investigators are doing so as well. We are also studying and expect to continue to study ALXN1210 in diseases other than PNH (for which we have not yet received regulatory approval in any jurisdiction) in controlled clinical settings and we are also reviewing a subcutaneous delivery method. In the event of any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We may also experience a significant drop in potential sales, experience harm to our reputation and the reputation of our products in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales or substantially increase the costs and expenses of commercializing and marketing our products.
We may be sued by people who use our products, whether as a prescribed therapy, during a clinical trial, during an investigator initiated study, or otherwise. Many patients who use our products are already very ill. Any informed consents or waivers obtained from people who enroll in our trials or use our products may not protect us from liability or litigation. Our product liability insurance may not cover all potential types of liabilities or may not cover certain liabilities completely. Moreover, we may not be able to maintain our insurance on acceptable terms, or at all. In addition, negative publicity relating to the use of our products or a product candidate, or to a product liability claim, may make it more difficult, or impossible, for us to market and sell our products. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
Patients who use our products already often have severe and advanced stages of disease and known as well as unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our products. Some patients treated with our products, including patients who have participated in our clinical trials, have died or suffered potentially life-threatening diseases either during or after ending their treatments. Patients who delay or miss a dose or discontinue treatment may also experience complications, including death. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time consuming or inconclusive. These investigations may interrupt our sales efforts, delay or result in the withdrawal or revocation of our regulatory approval process in other countries, or impact and limit the type of regulatory approvals that our products receive or maintain.
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
We are marketing and selling our products ourselves in the U.S., Europe, Japan and several other territories. Strensiq and Kanuma were approved in 2015 and are the second and third product launches in Alexion’s history. Soliris for the treatment of gMG was approved in 2017 and is in the early stages of commercial launch. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products, either through our own capabilities or by entering into agreements with others, or to maintain such capabilities in countries where we have already commenced commercial sales, we will not be able to successfully sell our products. In that event, we will not be able to maintain or increase revenues. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all. Even if we hire the qualified sales and marketing personnel we need to support our objectives, or enter into marketing and distribution agreements with third parties on acceptable terms, we may not do so in an efficient manner or on a timely basis. We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are competitive, expensive and time-consuming. In addition, if and when the products we acquire in connection with acquisitions and development agreements with third parties move closer to regulatory approval, we will likely have a larger product portfolio and the foregoing risks will continue to apply and may even increase.Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world may be disproportionate compared to the revenues we may be able to generate on sales. We cannot guarantee that we will be successful in commercializing any of our products for the above referenced or other reasons.
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
The EU and EU Member States and the MHLW impose similar strict restrictions on the promotion and marketing of drug products. The off-label promotion of medicinal products is prohibited in the EU, Japan and in other territories. The promotion of medicinal products that are not subject to a marketing authorization is also prohibited in the EU and other jurisdictions. Violations of the rules governing the promotion of medicinal products in the EU, Japan and in other territories could be penalized by administrative measures, fines and imprisonment. For information regarding a recent MHLW inspection, see "Legal Proceedings" elsewhere in this Quarterly Report on Form 10-Q.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. The SEC also seeks information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. In addition, in October 2015, Alexion received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA, and in December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of 501(c)(3) organizations that provide financial assistance to Medicare patients, Alexion’s provision of free drug to Medicare patients and Alexion’s related compliance policies and training materials. We understand that the U.S. Attorney's Office is coordinating its inquiry with the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into Alexion's Brazilian operations. In October 2018, the MHLW conducted an inspection of the Company's Japanese operations. Alexion is cooperating with these investigations. At this time, Alexion is unable to predict the duration, scope or outcome of these investigations.
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, including by the ongoing investigations of our compliance with the FCPA, Medicare patient assistance rules, regulations in Brazil or Japan, and other matters, could result in the imposition of a broad range of civil and criminal sanctions against Alexion and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Any attempts to resolve some or all of these matters may not be successful and/or may result in monetary or other penalties materially stricter or greater than the terms or amounts that we proposed in discussions. Additionally, remediation of any such findings resulting from these and any future investigations could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with these ongoing investigations, as well as responding to any future U.S. or foreign governmental investigation or whistleblower lawsuit, has resulted and could continue to result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
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
We rely on a small number of clinical research organizations to carry out our clinical trial related activities, and one contract research organization (CRO) is responsible for many of our studies. We rely on such parties to accurately report their results. Our reliance on CROs may impact our ability to control the timing, conduct, expense and quality of our clinical trials. In addition, we may be responsible for any errors in clinical trials by a CRO as a result of the performance of services in connection with a clinical trial on our behalf.
 Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:

•	delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities to conduct a clinical trial at each site;

•
delay or failure in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the U.S. or other countries. Even in our patents are issued, those patents may not afford adequate protection for our products. Third parties may challenge our patents, and have challenged our patents in the past. If any of our patents are narrowed, invalidated or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Our products and product candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our products from copycat products.
Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the U.S. and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will issue as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the U.S. and other countries. Such proceedings include re-examinations, inter partes reviews, post-grant reviews and interference proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office and other non-U.S. patent offices. Certain countries have laws that provide stronger bases for challenging third party patent rights than are available to challenge patents in other countries. Therefore, we may be able to defend our patents against a third party claim in one country but counterpart patents may be invalidated in other countries and we may be able to invalidate a third-party patent in one country but not invalidate its counterpart patents in other countries. Litigation may be required to enforce, defend or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity or enforceability of certain of our patent or other proprietary rights.
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
Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We previously reported that certain third parties filed civil lawsuits against us claiming infringement of their intellectual property rights. Each of those matters was resolved. However, additional third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We have received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the development, manufacture or sale of our products or product candidates. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products or investigational compounds. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have determined in our judgment that:

▪	our products and investigational compounds do not infringe the patents; and/or

▪	the patents are not valid or enforceable; and/or

▪
we have identified and are testing various alternatives that should not infringe the patents and which should permit continued development and commercialization of our products and investigational compounds.

Any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our products. Intellectual property disputes can be costly and time consuming to defend. Prior to launch of a new product (or an existing product for a new indication), for various reasons, a patent owner may not be able to assert its patent rights so it is likely that any potential challenges to our products will be made after a product has been commercialized and not while the product is in development, in clinical trials or during the regulatory review process. If we cannot successfully defend against any future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or need to stop manufacturing, using or selling our products, which would adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce the risks in connection with product launches and to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. In addition, even if we obtained a license, it would likely be non-exclusive and any competitive advantage resulting from the licensed technology would be of limited value and the same technology could be utilized by competitors.
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
From June 30, 2008 to June 30, 2018, we had maintained profitability on a consecutive quarterly basis and we have maintained profitability on an annual basis beginning with the year ended December 31, 2008. Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to the risks described in these “Risk Factors” as well as the timing of charges and expenses that we may take and acquisitions (such as the Wilson Therapeutics acquisition and the proposed acquisition of Syntimmmune). We believe that we formulate our annual operating budgets with reasonable assumptions and targets, however we may not generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. We may not accurately forecast demand for our products, especially Strensiq, Kanuma, Soliris for the treatment of gMG and ALXN1210 for PNH (if ALXN1210 is approved by the regulatory authorities for patients with PNH in the U.S., EU and Japan). Strensiq and Kanuma are in the early stages of commercial launch having each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Soliris for the treatment of gMG was approved in 2017 and we intend to file for regulatory approval for Soliris as a treatment for NMOSD in the near future). Product demand is dependent on a number of factors. Our investors and investment analysts may have widely varying expectations that may be materially higher or lower than actual revenues and if our revenues are different from these expectations, our stock price may experience significant volatility. Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations and our results of operations could be adversely affected due to unfavorable foreign exchange rates. Although we use derivative instruments to manage foreign currency risk, our efforts to reduce currency exchange losses may not be successful.
In addition, we have provided financial guidance for future periods and if our operating results fail to meet or exceed the guidance that we have previously provided to our investors, our stock price could drop suddenly and significantly.
We have significant debt service obligations as a result of the debt we incurred to finance the acquisition of Synageva. Changes in interest rates related to this debt could significantly increase our annual interest expense. As we attempt to advance our pipeline and continue to launch our second and third products and our third indication for Soliris worldwide and as we seek to obtain regulatory approval for ALXN1210 as a treatment for PNH in the U.S., EU and Japan, and as we move towards filing for regulatory approval for Soliris as a treatment for NMOSD, we will have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop manufacturing, sales, marketing and distribution capabilities worldwide, some of which could be delayed, scaled-back or eliminated to achieve our financial objectives.
We have also recorded, or may be required to record, charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments.
Other than Soliris for the treatment of gMG, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product, our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
We operate in a highly competitive environment. Soliris is currently the only approved therapy for the treatment of PNH and aHUS, and is the only approved complement inhibition therapy for the treatment of AChR antibody-positive gMG. If ALXN1210 is approved as a treatment for PNH, it would be the second approved therapy for PNH (in addition to Soliris). We have completed Phase III clinical studies of Soliris for the treatment of NMOSD, and there are currently no approved drugs for this indication. Strensiq is currently the only product approved to treat HPP and Kanuma is the only product approved to treat LAL-D. In the future, Soliris and ALXN1210 (if approved by the FDA, EMA and MHLW for use in the U.S., EU and Japan for PNH patients) may compete with new drugs currently in development, and Strensiq and Kanuma may also experience competition. Other companies have initiated clinical studies for the treatment of PNH, aHUS, MG and NMOSD, and we are aware of companies that are planning to initiate studies for diseases that we are also targeting. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
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
The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. There is intense competition in the biopharmaceutical industry for these types of personnel. In March 2017, our Board appointed a new Chief Executive Officer (CEO) and we have experienced other recent management changes. In addition, in the second quarter of 2018, we completed the relocation of our global headquarters from New Haven, Connecticut to Boston, Massachusetts and in 2017 we began a company-wide restructuring to re-align our global organization with the Company's re-focused strategy. We continue to fill many open positions as a result of employees who did not relocate to Boston. The relocation and restructuring have the potential to adversely impact our ability to recruit and/or retain key employees as well as to disrupt our business operations, financial conditions, programs, plans and strategies.
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
In addition, we have substantial contingent liabilities, including milestone and royalty obligations under acquisitions and strategic transactions, and we are currently engaged in disputes with certain counterparties regarding potential milestone and royalty obligations. Our increased indebtedness, including increased interest expense, together with our significant contingent liabilities, could, among other things:

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
We may need to raise additional capital to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements, and other business activities. Funding needs may shift and the amount of capital we may need depends on many factors, including, the cost of any acquisition or any new collaborative, licensing or other commercial relationships that we may establish, the time and cost necessary to build our manufacturing facilities or enhance our manufacturing operations, the cost of obtaining and maintaining the necessary regulatory approvals for our manufacturing facilities, and the progress, timing and scope of our preclinical studies, clinical trials and product development and commercialization efforts. The capital and credit markets have experienced extreme volatility and disruption. We may not receive additional funding when we need it or funding may only be available on unfavorable terms. If we cannot raise adequate funds to satisfy our capital requirements and debt repayment obligations, we may have to delay, scale-back or eliminate certain research, development, manufacturing, acquisition or commercial activities.
Our business involves environmental risks and potential exposure to environmental liabilities.
 As a biopharmaceutical company, our business involves the use of certain hazardous materials in our research, development, manufacturing, and other activities. We and our third party providers are subject to various federal, state and local and foreign environmental laws and regulations concerning the handling and disposal of non-hazardous and hazardous wastes, such as medical and biological wastes, and emissions and discharges into the environment, such as air, soils and water sources. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment and a current or previous owner or operator of property may be liable for the costs of remediating its property or locations, without regard to whether the owner or operator knew of or caused the contamination. If an accident or environmental discharge occurs, or if we discover contamination caused by prior owners and operators of properties we acquire, we could be liable for remediation obligations, damages and fines that could exceed our insurance coverage and financial resources. Such obligations and liabilities, which to date have not been material, could have a material impact on our business and financial condition. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, and we may be required dedicate more resources, including substantial financial resources, to comply with such developments or purchase supplemental insurance coverage, which may not be available on acceptable terms or at all.

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
As noted above, we currently rely on one product for a substantial portion of our revenue and we expect that there may be potential increased competition to Soliris from, among other products and therapies, biosimilars. As a result, we have identified rebuilding our product pipeline as a key strategic objective and, in order to achieve this objective, we expect we will purchase businesses and acquire, co-develop or license technologies from third parties in the future. We anticipate that we will regularly evaluate potential merger, acquisition, partnering and in-license opportunities in an effort to expand our pipeline or product offerings, and enhance our research platforms. Acquisitions of new businesses or products and in-licensing of new technologies and products, including Wilson Therapeutics and Complement Pharma, Dicerna and the pending acquisition of Syntimmune, may involve numerous risks, including:

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
As of September 30, 2018, the net carrying value of our goodwill and other intangible assets, net totaled $8,751.0.  As required by generally accepted accounting principles, we periodically assess these assets to determine if there are indicators of impairment. Impairment of intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized.

As part of our standard quarterly procedures, we reviewed the Kanuma asset as of September 30, 2018 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Changes to assumptions used in our net cash flow projections may result in impairment charges in subsequent periods. The net book value of the Kanuma intangible asset as of September 30, 2018 is $3,317.7.
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
We have increased our international presence, including in emerging markets. Our operations in foreign countries subject us to a variety of risks, including:

•	difficulties or the inability to obtain necessary foreign regulatory or reimbursement approvals of our products in a timely manner or at all;

•	political or economic determinations that adversely impact pricing or reimbursement policies;

•	economic problems or political instability;

•	fluctuations in currency exchange rates;

•	difficulties or inability to obtain financing in markets;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	customs and tax officials in foreign jurisdictions may disagree with the value we set when we import our products and we may be required to pay additional duties or fines;

•	difficulties enforcing contractual and intellectual property rights;

•	compliance with complex import and export control laws;

•	trade restrictions and restrictions on direct investments by foreign entities;

•	compliance with tax, employment and labor laws;

•	costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions;

•	costs and difficulties in managing and monitoring international operations; and

•	longer payment cycles.
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations in the locations in which we operate our business are extensive and far-reaching, and we must maintain accurate records and control over the activities of our distributors and third party service providers in countries where we operate. We have policies and procedures, and we are currently implementing an enhanced company-wide compliance program and effort, designed to help ensure that we and our representatives, including our employees and our vendors and distributors, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by our representatives. Any determination that our operations or activities are not in compliance with existing laws or regulations, including the FCPA and the UK Anti-Bribery Act, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have an adverse effect on our business operations. In addition, as our international operations expand, we are likely to become subject to new anti-corruption/anti-bribery laws or existing laws may govern our activities in new jurisdictions in which we operate. Failure to comply with the laws and regulations of the countries in which we operate, or will operate in the future, could materially harm our business.
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
Governments in countries where we operate have adopted or have also shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. We expect that the implementation of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the expected impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of our products, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced, which could sometimes take many years. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling our products and materially harm our business, financial condition and results of operations.
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
PPACA obligates the Secretary of the Health and Human Services (HHS) to update the agreement that manufacturers must sign to participate in the 340B pricing program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (HRSA) recently updated the agreement with participating manufacturers. PPACA also obligates the Secretary of HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B pricing program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B pricing program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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

In May 2016, the EU formally adopted the General Data Protection Regulation, which applies in all EU Member States and went into effect on May 25, 2018 and replaced the EU Data Protection Directive on that date. The regulation introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increases our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2018	—	$—	—	$451.5
August 1-31, 2018	—	$—	—	$451.5
September 1-30, 2018	—	$—	—	$451.5
Total	—	$—	—
In February 2017, our Board of Directors authorized the future acquisition of shares with an aggregate value of up to $1,000.0 under our existing share repurchase program. The repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. The Company did not repurchase any shares during the third quarter 2018.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)Exhibits:

10.1	Agreement and Plan of Merger, dated as of September 25, 2018, by and among Alexion Pharmaceuticals, Inc., Syracuse Merger Sub, Inc., Syntimmune, Inc. and Shareholder Representative Services LLC *
10.2
Agreement, dated as of September 7, 2018, by and between Alexion Pharma Holding Unlimited Company, Shareholder Representative Services LLC, Fonds de Solidarité des Travailleurs du Québec F.T.Q, Capital Régional et Coopératif Desjardins, CTI Life Sciences Fund, L.P., OrbiMed Private Investments III, LP and OrbiMed Associates III, LP (in connection with the Agreement and Plan of Merger, dated December 28, 2011 pursuant to which Alexion acquired Enobia Pharma Corp.)

10.3	Alexion Pharmaceuticals, Inc. Amended and Restated 2015 Employee Stock Purchase Plan **
31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated Financial Statements.

* Alexion has applied for confidential treatment of certain provisions of this exhibit with the Securities and Exchange Commission (SEC). The confidential portions of this exhibit are marked by an asterisk and have been omitted and filed separately with the SEC pursuant to Alexion’s request for confidential treatment.

** Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: October 24, 2018		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date: October 24, 2018		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)