Form 10-Q
period 2019-03-31
ALEXION PHARMACEUTICALS, INC.
filed 2019-04-25
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $0.0001 par value	224,237,214
Class	Outstanding as of April 23, 2019

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,544.8	$1,365.5
Marketable securities	110.3	198.3
Trade accounts receivable, net	1,016.3	922.3
Inventories	482.2	472.5
Prepaid expenses and other current assets	497.0	426.4
Total current assets	3,650.6	3,385.0
Property, plant and equipment, net	1,095.7	1,471.5
Intangible assets, net	3,560.8	3,641.3
Goodwill	5,037.4	5,037.4
Right of use operating assets	192.8	—
Other assets	462.3	396.7
Total assets	$13,999.6	$13,931.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$669.8	$698.2
Revolving credit facility	—	250.0
Current portion of long-term debt	126.5	93.8
Current portion of contingent consideration	97.6	97.6
Other current liabilities	49.9	34.4
Total current liabilities	943.8	1,174.0
Long-term debt, less current portion	2,470.0	2,501.7
Contingent consideration	154.5	183.2
Facility lease obligation	—	361.0
Deferred tax liabilities	306.1	391.1
Noncurrent operating lease liabilities	150.8	—
Other liabilities	267.8	155.6
Total liabilities	4,293.0	4,766.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 237.0 and 236.2 shares issued at March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	8,604.9	8,539.1
Treasury stock, at cost, 12.8 and 12.7 shares at March 31, 2019 and December 31, 2018, respectively	(1,701.2)	(1,689.9)
Accumulated other comprehensive loss	(20.5)	(9.7)
Retained earnings	2,823.4	2,325.8
Total stockholders' equity	9,706.6	9,165.3
Total liabilities and stockholders' equity	$13,999.6	$13,931.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net product sales	$1,140.2	$930.4
Other revenue	0.2	0.5
Total revenues	1,140.4	930.9
Cost of sales	85.8	91.6
Operating expenses:
Research and development	195.9	176.6
Selling, general and administrative	281.5	257.1
Amortization of purchased intangible assets	80.0	80.0
Change in fair value of contingent consideration	(28.7)	52.7
Restructuring expenses	9.1	5.5
Total operating expenses	537.8	571.9
Operating income	516.8	267.4
Other income and expense:
Investment income	42.5	105.8
Interest expense	(19.9)	(24.1)
Other income and (expense)	2.4	2.5
Income before income taxes	541.8	351.6
Income tax (benefit) expense	(46.1)	102.5
Net income	$587.9	$249.1
Earnings per common share
Basic	$2.63	$1.12
Diluted	$2.61	$1.11
Shares used in computing earnings per common share
Basic	223.8	222.1
Diluted	225.5	223.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$587.9	$249.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2.0)	3.8
Unrealized gains (losses) on debt securities	0.2	(0.4)
Unrealized gains on pension obligation	—	0.7
Unrealized losses on hedging activities, net of tax of $(2.2), $(4.9), respectively	(9.0)	(15.4)
Other comprehensive income (loss), net of tax	(10.8)	(11.3)
Comprehensive income	$577.1	$237.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended March 31, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2018	236.2	$—	$8,539.1	12.7	$(1,689.9)	$(9.7)	$2,325.8	$9,165.3
Repurchase of common stock	—	—	—	0.1	(11.3)	—	—	(11.3)
Issuance of common stock under stock option and stock purchase plans	0.1	—	10.1	—	—	—	—	10.1
Issuance of restricted common stock	0.7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	55.7	—	—	—	—	55.7
Net income	—	—	—	—	—	—	587.9	587.9
Other comprehensive loss	—	—	—	—	—	(10.8)	—	(10.8)
Adoption of new accounting standards (see Note 2)	—	—	—	—	—	—	(90.3)	(90.3)
Balances, March 31, 2019	237.0	$—	$8,604.9	12.8	$(1,701.2)	$(20.5)	$2,823.4	$9,706.6

Three months ended March 31, 2018	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2017	234.3	$—	$8,290.3	12.0	$(1,604.9)	$(34.4)	$2,242.1	$8,893.1
Repurchase of common stock	—	—	—	0.7	(85.0)	—	—	(85.0)
Issuance of common stock under stock option and stock purchase plans	0.1	—	9.5	—	—	—	—	9.5
Issuance of restricted common stock	0.8	—	(0.3)	—	—	—	—	(0.3)
Share-based compensation expense	—	—	51.4	—	—	—	—	51.4
Net income	—	—	—	—	—	—	249.1	249.1
Other comprehensive income	—	—	—	—	—	(11.3)	—	(11.3)
Adoption of new accounting standards	—	—	—	—	—	—	6.2	6.2
Balances, March 31, 2018	235.2	$—	$8,350.9	12.7	$(1,689.9)	$(45.7)	$2,497.4	$9,112.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$587.9	$249.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	97.2	101.5
Change in fair value of contingent consideration	(28.7)	52.7
Share-based compensation expense	56.7	51.3
Deferred taxes	(81.1)	88.8
Unrealized loss (gain) on forward contracts	5.5	(3.7)
Unrealized gain on equity investments	(33.8)	(100.5)
Other	(0.5)	5.3
Changes in operating assets and liabilities:
Accounts receivable	(95.3)	(42.7)
Inventories	(11.2)	3.9
Prepaid expenses, right of use operating assets and other assets	(58.6)	(32.7)
Accounts payable, accrued expenses, lease liabilities and other liabilities	(8.2)	(73.7)
Net cash provided by operating activities	429.9	299.3
Cash flows from investing activities:
Purchases of available-for-sale debt securities	—	(342.8)
Proceeds from maturity or sale of available-for-sale debt securities	92.6	155.0
Purchases of mutual funds related to nonqualified deferred compensation plan	(5.8)	(5.2)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	3.7	2.8
Purchases of property, plant and equipment	(36.0)	(66.6)
Purchases of strategic investments	(43.8)	—
Purchase of intangible assets	(8.0)	—
Other	0.2	2.1
Net cash provided by (used in) investing activities	2.9	(254.7)
Cash flows from financing activities:
Payments on term loan	—	(43.8)
Payments on revolving credit facility	(250.0)	—
Repurchases of common stock	(11.3)	(85.0)
Net proceeds from issuance of common stock under share-based compensation arrangements	10.2	9.4
Other	(1.3)	(4.1)
Net cash used in financing activities	(252.4)	(123.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1.4)	6.3
Net change in cash and cash equivalents and restricted cash	179.0	(72.6)
Cash and cash equivalents and restricted cash at beginning of period	1,367.3	586.3
Cash and cash equivalents and restricted cash at end of period	$1,546.3	$513.7

Supplemental cash flow disclosures from investing and financing activities:
Fair value of contingent liability related to strategic investment and purchase option	$27.1	$—
Capitalization of construction costs related to facility lease obligations	$—	$15.0
Accrued expenses for purchases of property, plant and equipment	$10.8	$32.1
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
We are the global leader in complement inhibition and have developed and commercialize the first two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH), as well as the first approved complement inhibitor to treat atypical hemolytic uremic syndrome (aHUS) and anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG).  In addition, Alexion has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development with strategic focus in hematology and nephrology, neurology, metabolics and FcRn. We were incorporated in 1992 under the laws of the State of Delaware.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
Our significant accounting policies are described in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2 and within Note 17, Leases.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current presentation.
New Accounting Pronouncements
Accounting Standards Update (ASU) 2016-13, "Measurement of Credit Losses on Financial Instruments": In June 2016, the Financial Accounting Standards Board (FASB) issued a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses be reported based on expected losses compared to the current incurred loss model. The new standard also requires enhanced disclosure of credit risk associated with respective assets. The standard is effective for interim and annual

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

periods beginning after December 15, 2019 with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.
ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract": In August 2018, the FASB issued a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA). Under the new guidance, customers will assess if a CCA includes a software license and if a CCA does include a software license, implementation and set-up costs will be accounted for consistent with existing internal-use software implementation guidance. Implementation costs associated with a CCA that do not include a software license would be expensed to operating expenses. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Entities can choose to adopt the new guidance prospectively or retrospectively. We are currently assessing the impact this standard will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
ASU 2016-02, "Leases": In February 2016, the FASB issued a new standard that requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
We adopted the new standard on January 1, 2019 using the modified retrospective approach. We have elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements and recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. We also elected the “package of practical expedients”, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.
Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, we derecognized $472.8 of property, plant and equipment and other assets and $372.2 of facility lease obligations associated with previously existing build-to-suit arrangements. We capitalized ROU assets of $326.1, inclusive of opening adjustments of $70.8 primarily related to prepaid rent existing at transition, and $255.3 of lease liabilities, within our condensed consolidated balance sheets upon adoption. At transition we recorded a decrease of $90.3 to retained earnings, net of tax, primarily related to our derecognition of previously recorded build-to-suit arrangements.
ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income": In February 2018, the FASB issued a new standard that permits entities to make a one-time reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the stranded tax effects resulting from the newly enacted corporate tax rates under the Tax Cuts and Jobs Act (the Tax Act), that was effective for the year ended December 31, 2017. We adopted the new standard on January 1, 2019 and elected not to reclassify the income tax effects of the Tax Act from AOCI to retained earnings.  We continue to release disproportionate income tax effects from AOCI based on the aggregate portfolio approach.  The adoption of this standard did not have an impact on our condensed consolidated financial statements.

3.	Acquisitions
Wilson Therapeutics AB
On May 25, 2018, we completed the acquisition of Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics) that develops a novel therapy for patients with rare copper-mediated disorders, pursuant to a recommended public cash offer of SEK 232 for each share of stock of Wilson Therapeutics. As a result of the acquisition, we added WTX101 (ALXN1840), a highly innovative drug candidate that is currently in Phase III clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline.
The acquisition of Wilson Therapeutics was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in a single asset, WTX101.

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
The acquired in-process research and development asset relates to WTX101. Due to the stage of development of this asset at the date of acquisition, significant risk remained and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there is no alternative future use associated with WTX101. Accordingly, the value of this asset of $803.7 was expensed during the second quarter of 2018.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Syntimmune, Inc.
In September 2018, we entered into a definitive agreement to acquire Syntimmune, Inc. (Syntimmune), a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn). Syntimmune’s lead candidate, SYNT001 (ALXN1830), is a monoclonal antibody that is designed to inhibit the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes, that is being studied for the treatment of IgG-mediated autoimmune diseases. The acquisition of Syntimmune closed in November 2018. Under the terms of the agreement, Alexion acquired Syntimmune for an upfront cash payment of $400.0, with the potential for additional milestone-dependent payments of up to $800.0, for a total value of up to $1,200.0.
The acquisition of Syntimmune was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired is concentrated in a single in-process research and development asset, SYNT001.
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

The acquired in-process research and development asset relates to SYNT001. Due to the stage of development of this asset at the date of acquisition, significant risk remained and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there is no alternative future use associated with SYNT001. Accordingly, the value of this asset of $379.3 was expensed during the fourth quarter of 2018.

4.	Inventories
The components of inventory are as follows:

	March 31,	December 31,
	2019	2018
Raw materials	$39.1	$31.4
Work-in-process	100.9	90.4
Finished goods	342.2	350.7
	$482.2	$472.5

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		March 31, 2019			December 31, 2018
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing rights	5-8	$39.0	$(29.8)	$9.2	$39.0	$(29.3)	$9.7
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(1,159.1)	3,551.4	4,710.5	(1,079.1)	3,631.4
Other intangibles	5	0.4	(0.2)	0.2	0.4	(0.2)	0.2
Total		$4,760.4	$(1,199.6)	$3,560.8	$4,760.4	$(1,119.1)	$3,641.3
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4

Amortization expense for the three months ended March 31, 2019 and 2018 was $80.5 and $80.3, respectively. As of March 31, 2019, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $241.6 for the nine months ending December 31, 2019, and approximately $321.0 for each of the years ending December 31, 2020 through December 31, 2024.
As of March 31, 2019, the net book value of our purchased technology includes $3,187.6 associated with the KANUMA intangible asset, which we acquired in the acquisition of Synageva BioPharma Corp. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of March 31, 2019 and determined that there were no indicators of impairment. Cash flow models used in our assessments are based on our limited commercial experience with KANUMA and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. We will continue to review the related valuation and accounting of this asset as new information becomes available to us.

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
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended March 31, 2019 and 2018 was $1.2 and $2.3, respectively. Remaining unamortized deferred financing costs as of March 31, 2019 and December 31, 2018 were $19.6 and $20.8, respectively.
As of March 31, 2019, we had $2,612.5 outstanding on the term loan. As of March 31, 2019, we had open letters of credit of $0.7 that offset our availability in the revolving facility. In January 2019, we paid the outstanding balance on the revolving credit facility of $250.0 in full and we had no outstanding borrowings under the revolving credit facility as of March 31, 2019.
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
The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Net income used for basic and diluted calculation	$587.9	$249.1
Shares used in computing earnings per common share—basic	223.8	222.1
Weighted-average effect of dilutive securities:
Stock awards	1.7	1.6
Shares used in computing earnings per common share—diluted	225.5	223.7
Earnings per common share:
Basic	$2.63	$1.12
Diluted	$2.61	$1.11
We exclude from EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three months ended March 31, 2019 and 2018 were 2.6 and 3.4 shares of common stock, respectively, because their effect was anti-dilutive.

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$289.2	$—	$—	$289.2
Corporate bonds	73.0	—	—	73.0
Other government-related obligations:
U.S.	43.5	—	—	43.5
Foreign	14.4	—	—	14.4
Bank certificates of deposit	18.8	—	—	18.8
Total available-for-sale debt securities	$438.9	$—	$—	$438.9

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$52.1	$—	$—	$52.1
Corporate bonds	122.9	—	(0.1)	122.8
Other government-related obligations:
U.S.	17.5	—	—	17.5
Foreign	—	—	—	—
Bank certificates of deposit	33.2	—	—	33.2
Total available-for-sale debt securities	$225.7	$—	$(0.1)	$225.6

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2019 and December 31, 2018 was $56.8 and $128.7, respectively. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2019 and December 31, 2018. As of March 31, 2019, we believe that the cost basis of our available-for-sale debt securities is recoverable.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheets were as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$348.8	$43.8
Marketable securities	90.1	181.8
	$438.9	$225.6

The fair values of available-for-sale debt securities at March 31, 2019, by contractual maturity, are summarized as follows:

March 31, 2019
Due in one year or less	$433.1
Due after one year through three years	5.8
$438.9

We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of March 31, 2019 and December 31, 2018, the fair value of these investments was $20.2 and $16.5, respectively.

We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three months ended March 31, 2019 and 2018.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

9.	Derivative Instruments and Hedging Activities
We operate internationally and, in the normal course of business, are exposed to fluctuations in foreign currency exchange rates. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, primarily the Euro and Japanese Yen. We are also exposed to fluctuations in interest rates on outstanding borrowings under our revolving credit facility, if any, and term loan facility. We manage these exposures within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes.
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of March 31, 2019, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,003.3 that qualified for hedge accounting with current contract maturities through December 2020. As of March 31, 2019, we had open expense related foreign exchange forward contracts with notional amounts totaling $18.7 that qualified for hedge accounting with contract maturities through September 2022.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes the total interest rate swap contracts executed as of March 31, 2019:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	1,531.3	December 2016 - January 2018	December 2019	0.98% - 1.62%
Floating to Fixed	450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	300.0	January 2019	December 2019	2.08%
Floating to Fixed	1,300.0	December 2019	December 2022	2.37% - 2.83%
The amount of gains and losses recognized in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,140.2	$(19.9)	$930.4	$(24.1)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$7.0	$—	$(13.1)	$—
Interest rate swap contracts	$—	$4.6	$—	$1.4

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The impact on AOCI from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended
	March 31,
	2019	2018
Foreign Exchange Forward Contracts:
Gain (loss) recognized in AOCI, net of tax	$14.2	$(32.5)
Gain (loss) reclassified from AOCI to net product sales, net of tax	$5.4	$(10.1)
Interest Rate Contracts:
Gain (loss) recognized in AOCI, net of tax	$(14.2)	$8.1
Gain (loss) reclassified from AOCI to interest expense, net of tax	$3.6	$1.1
Assuming no change in foreign exchange rates from market rates at March 31, 2019, $17.5 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at March 31, 2019, $10.7 of gains recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts was immaterial at March 31, 2019.
We enter into foreign exchange forward contracts, with durations up to 8 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2019, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,184.0.
We recognized a gain (loss) of $3.2 and $(8.1), in other income and (expense) for the three months ended March 31, 2019 and 2018, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$19.7	Other current liabilities	$2.4
Foreign exchange forward contracts	Other assets	1.7	Other liabilities	0.9
Interest rate contracts	Prepaid expenses and other current assets	13.6	Other current liabilities	2.9
Interest rate contracts	Other assets	—	Other liabilities	31.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	11.8	Other current liabilities	5.3
Total fair value of derivative instruments		$46.8		$42.6

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	December 31, 2018
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

	March 31, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$46.8	$—	$46.8	$(18.2)	$—	$28.6
Derivative liabilities	$(42.6)	$—	$(42.6)	$18.2	$—	$(24.4)

	December 31, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$60.9	$—	$60.9	$(30.2)	$—	$30.7
Derivative liabilities	$(40.0)	$—	$(40.0)	$30.2	$—	$(9.8)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

10.	Other Investments
Other investments include strategic investments in equity securities of certain biotechnology companies which we acquired in connection with license agreements. These investments are included in other assets in our condensed consolidated balance sheets.
Moderna
During 2014, we purchased $37.5 of preferred stock of Moderna Therapeutics, Inc. (Moderna), a privately held biotechnology company, which was recorded at cost. During the first quarter 2018, Moderna announced the completion of a new round of financing. As a result, we recognized an unrealized gain of $100.8 in investment income during the first quarter 2018 to adjust our investment in Moderna to fair value as of the date of the observable price change, based on the per share price in Moderna's new round of financing.
On December 6, 2018, Moderna completed its initial public offering (IPO) and shares of Moderna began trading on the Nasdaq Global Select Market under the symbol “MRNA”. As part of the IPO, our preferred stock was converted into Moderna common stock and subject to a one year lock-up period. As our equity investment in Moderna common stock now has a readily determinable fair value, we are recording the investment at fair value, with the effects of the holding period restriction estimated using an option pricing valuation model. During the first quarter 2019, we recognized an unrealized gain of $29.8 in investment income to adjust our investment in Moderna to fair value as of March 31, 2019.
The fair value of this investment was $111.7 and $81.9 as of March 31, 2019 and December 31, 2018, respectively.
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. We have considered the effects of a six month holding period restriction and determined the impact on the fair value is immaterial. During the first quarter 2019, we recognized an unrealized gain of $3.3 in investment income to adjust our equity investment in Dicerna to fair value as of March 31, 2019.
The fair value of this investment was $12.2 and $8.9 as of March 31, 2019 and December 31, 2018, respectively.
Caelum
In January 2019, we purchased $41.0 of preferred stock of Caelum Biosciences (Caelum), a privately-held biotechnology company, and a $16.1 option to acquire the remaining equity in Caelum in connection with an agreement that we entered into with Caelum, see Note 18, “Commitments and Contingencies” for additional information on the agreement. As our equity investment in Caelum and the option to acquire the remaining equity in Caelum do not have a readily determinable fair value, we will record the assets at cost, less impairments, and adjust for any subsequent changes resulting from an observable price change in an orderly transaction for identical or similar equity securities of the same issuer.
There were no observable price changes associated with these assets during the first quarter 2019. The carrying value of the investment and option of $41.0 and $16.1, respectively, were not impaired as of March 31, 2019.
Zealand
In March 2019, we purchased $13.8 of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark, see Note 18, “Commitments and Contingencies” for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. We have considered the effects of a six month holding period restriction and determined that the impact on the fair value of the investment is immaterial. During the first quarter 2019, we recognized an unrealized gain of $0.7 in investment income to adjust our equity investment in Zealand to fair value as of March 31, 2019.
The fair value of this investment was $14.5 as of March 31, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 0.1 and 0.7 shares of our common stock at a cost of $11.3 and $85.0, during the three months ended March 31, 2019 and 2018, respectively.
Subsequent to March 31, 2019, we repurchased 0.1 shares of common stock under our repurchase program at a cost of $9.3. As of April 23, 2019, there is a total of $430.8 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2019 and 2018:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$(2.6)	$(0.3)	$9.6	$(16.4)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	—	(2.0)	(1.8)
Amounts reclassified from other comprehensive income	—	—	(9.0)	—	(9.0)
Net other comprehensive income (loss)	—	0.2	(9.0)	(2.0)	(10.8)
Balances, March 31, 2019	$(2.6)	$(0.1)	$0.6	$(18.4)	$(20.5)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)
Other comprehensive income (loss) before reclassifications	0.1	(0.4)	(24.4)	3.8	(20.9)
Amounts reclassified from other comprehensive income	0.6	—	9.0	—	9.6
Net other comprehensive income (loss)	0.7	(0.4)	(15.4)	3.8	(11.3)
Balances, March 31, 2018	$(4.1)	$(0.2)	$(29.3)	$(12.1)	$(45.7)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2019 and 2018:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2019	2018
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$7.0	$(13.1)	Net product sales
Interest rate swap contracts	4.6	1.4	Interest expense
	11.6	(11.7)
	(2.6)	2.7	Income tax (benefit) expense
	$9.0	$(9.0)

13.	Fair Value Measurement
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2019
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$545.5	$—	$545.5	$—
Cash equivalents	Commercial paper	$289.2	$—	$289.2	$—
Cash equivalents	Bank certificates of deposit	$8.7	$—	$8.7	$—
Cash equivalents	Other government-related obligations	$50.9	$—	$50.9	$—
Marketable securities	Mutual funds	$20.2	$20.2	$—	$—
Marketable securities	Corporate bonds	$73.0	$—	$73.0	$—
Marketable securities	Other government-related obligations	$7.0	$—	$7.0	$—
Marketable securities	Bank certificates of deposit	$10.1	$—	$10.1	$—
Other assets	Equity securities	$138.4	$26.7	$111.7	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$31.5	$—	$31.5	$—
Other assets	Foreign exchange forward contracts	$1.7	$—	$1.7	$—
Other current liabilities	Foreign exchange forward contracts	$7.7	$—	$7.7	$—
Other liabilities	Foreign exchange forward contracts	$0.9	$—	$0.9	$—
Prepaid expenses and other current assets	Interest rate contracts	$13.6	$—	$13.6	$—
Other current liabilities	Interest rate contracts	$2.9	$—	$2.9	$—
Other liabilities	Interest rate contracts	$31.1	$—	$31.1	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$97.6	$—	$—	$97.6
Contingent consideration	Acquisition-related contingent consideration	$154.5	$—	$—	$154.5
Other current liabilities	Other contingent payments	$13.7	$—	$—	$13.7
Other liabilities	Other contingent payments	$13.4	$—	$—	$13.4

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

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2019.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy consist of money market funds, commercial paper, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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
Contingent consideration liabilities related to business acquisitions and derivative liabilities associated with other contingent payments are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are met.
As of March 31, 2019, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Acquisition-Related Contingent Consideration
In connection with prior business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt of 5.1% for developmental milestones and a weighted average cost of capital of 10.0% for sales-based milestones.
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
As of March 31, 2019, estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $702.0 if all development, regulatory and sales-based milestones are reached. As of March 31, 2019, the fair value of acquisition-related contingent consideration was $252.1. The following table represents a roll-forward of our acquisition-related contingent consideration:

Three months ended
March 31, 2019
Balance at beginning of period	$280.8
Changes in fair value	(28.7)
Balance at end of period	$252.1

Other Contingent Payments
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 during the first quarter 2019 and could be required to pay up to an additional $30.0 in contingent milestone-dependent fees. These contingent payments meet the definition of a derivative liability and were recorded at fair value of $27.1, based on the probability-weighted cash flows, discounted using a cost of debt ranging from 3.3% to 3.5%.
Each reporting period, we will adjust the derivative liability associated with the contingent fees to fair value with changes in fair value recognized in other income and expense. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, change in fair value will only reflect the interest component of the liability related to the passage of time. As of March 31, 2019, the fair value of our contingent fees was $27.1. The change in the fair value of the liability was immaterial for the first quarter 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

14.	Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended March 31,
	2019	2018
SOLIRIS
United States	$463.7	$336.0
Europe	264.5	250.8
Asia Pacific	100.9	85.5
Rest of World	132.9	127.8
Total	$962.0	$800.1

ULTOMIRIS
United States	$24.6	$—
Europe	—	—
Asia Pacific	—	—
Rest of World	—	—
Total	$24.6	$—

STRENSIQ
United States	$99.5	$89.2
Europe	17.5	14.0
Asia Pacific	9.9	5.7
Rest of World	3.2	1.8
Total	$130.1	$110.7

KANUMA
United States	$13.8	$11.9
Europe	6.3	5.9
Asia Pacific	0.8	1.0
Rest of World	2.6	0.8
Total	$23.5	$19.6

Total Net Product Sales	$1,140.2	$930.4
Contract Balances and Receivables
Contract liabilities relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated balance sheets.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	March 31, 2019	December 31, 2018
Receivables, which are included in "Trade accounts receivable, net"	$1,016.3	$922.3
Contract liabilities, which are included in "Other current liabilities"	$3.0	$3.4

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

15.	Income Taxes
The following table provides a comparative summary of our income tax (benefit) expense and effective income tax rate for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Income tax (benefit) expense	$(46.1)	$102.5
Effective income tax rate	(8.5)%	29.2%
Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the three months ended March 31, 2019, in connection with the future integration of intellectual property of Wilson Therapeutics, with and into the Alexion corporate structure, we recognized certain one-time tax benefits. The deferred tax benefits include $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the three months ended March 31, 2019 by approximately 23.3%. Future changes to our integration planning could materially impact our effective tax rate in subsequent periods. The income tax expense for the three months ended March 31, 2018 includes a U.S. tax reform measurement period adjustment to deferred tax cost of $38.4 which increased the effective tax rate by approximately 10.9%.
In 2017, the IRS commenced an examination of our U.S. income tax returns for 2015. We anticipate this audit will conclude within the next twelve months. We have not been notified of any significant adjustments proposed by the IRS. It is reasonably possible that previously unrecognized tax benefits could be recognized upon the conclusion of the IRS examination. At this time, an estimate of the change in unrecognized tax benefits cannot be made.
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign, local, and U.S. state income taxes.
We continue to maintain a valuation allowance against certain deferred tax assets where realization is not certain.

16.	Defined Benefit Plans
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for the three months ended March 31, 2019 and 2018 was not material.

17.	Leases
At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we i) identify lease and non-lease components, ii) determine the consideration in the contract, iii) determine whether the lease is an operating or financing lease; and iv) recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on our operating and financing lease liabilities as of March 31, 2019 was 4.85%.
Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at our discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. We have elected to combine lease components (for example fixed payments including rent) with non-lease components (for example, non-dedicated parking and common-area

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

maintenance costs) on our real estate and commercial fleet asset classes. We separate lease and non-lease components on our embedded contract manufacturing organization (CMO) arrangements. Lease and non-lease components on these CMO arrangements are determined based on an allocation of the consideration in the contract to the embedded lease and non-lease components of the arrangement based on the relative standalone selling prices of these components.
Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis, while fixed, or in substance fixed, payments on financing leases are recognized using the effective interest method. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations. Financing lease ROU asset amortization and interest costs are recorded within operating expenses and interest expense, respectively, within our condensed consolidated statements of operations. We have operating and finance leases for corporate offices, research and development facilities, regional executive and sales offices, commercial fleet, and CMO embedded lease arrangements. We have elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
Operating leases are included in right of use operating assets, other current liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet as of March 31, 2019. Finance leases are included in property, plant and equipment, other current liabilities, and other liabilities in our condensed consolidated balance sheet as of March 31, 2019.
The following table summarizes our lease assets and liabilities as of March 31, 2019:

ROU Assets and Liabilities
	Balance Sheet Location	Financing	Operating
ROU - Asset	Right of use operating assets	$—	$192.8
ROU - Asset	Property, plant, and equipment	$124.3	$—
Lease liabilities (current)	Other current liabilities	$5.0	$17.6
Lease liabilities (noncurrent)	Noncurrent operating lease liabilities	$—	$150.8
Lease liabilities (noncurrent)	Other liabilities	$76.8	$—
The following tables summarizes our lease related costs and other lease related information for the three months ended March 31, 2019:

Lease Cost
	Statement of Operations Location	Costs
Finance Lease Cost		$4.0
Amortization of ROU Assets	Operating Expenses	3.0
Interest on Lease Liabilities	Interest Expense	1.0
Operating Lease Cost	Operating Expenses	9.0
Variable Lease Cost	Operating Expenses	2.0
Total Lease Cost		$15.0
Amounts above include $3.3 of lease costs absorbed into inventory for the three months ended, March 31, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables summarize other lease information as of March 31, 2019:

Other Information	Amount
Cash Paid For Amounts Included In Measurement of Liabilities	$7.6
Operating Cash Flows From Finance Leases	$1.0
Operating Cash Flows From Operating Leases	$5.4
Financing Cash Flows From Finance Leases	$1.2
ROU Assets Obtained In Exchange For New Finance Liabilities (1)	$83.1
ROU Assets Obtained In Exchange For New Operating Liabilities (2)	$172.2

(1) Includes ROU financing assets capitalized upon adoption of the new lease standard. Figures exclude $44.2 of opening adjustments to ROU finance assets related, primarily, to prepayments of rent
(2) Includes ROU operating assets capitalized upon adoption of the new lease standard. Figures exclude $26.6 of opening adjustments to ROU operating assets related, primarily, to prepayments of rent

Lease Liability Maturity Summary
Year	Financing	Operating	Total
2019 (remaining)	$6.6	$19.3	$25.9
2020	$8.8	$22.8	$31.6
2021	$9.0	$20.1	$29.1
2022	$9.2	$18.9	$28.1
2023	$9.2	$18.5	$27.7
2024	$9.4	$18.3	$27.7
Thereafter	$54.6	$97.3	$151.9

Reconciliation of Lease Liabilities	Financing	Operating	Total
Weighted-average Remaining Lease Term (years)	11.42	10.41	10.74

Total Undiscounted Lease Liability	$106.8	$215.2	$322.0
Imputed Interest	25.0	46.8	71.8
Total Discounted Lease Liability	$81.8	$168.4	$250.2
For comparable purposes, our aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

Year
2019	$27.8
2020	$24.7
2021	$21.3
2022	$19.9
2023	$19.7
Thereafter	$132.2
Excluded from the table above are commitments with Lonza Group AG and its affiliates (Lonza), a third party manufacturer that produces a portion of commercial and clinical quantities of our commercial products and product candidates. During the third quarter 2015, we entered into an agreement with Lonza whereby Lonza constructed a facility to be used to manufacture product under a supply agreement for Alexion at one of its existing facilities, resulting in the determination that the CMO arrangement contained a lease. This agreement requires us to make certain payments during the construction of the manufacturing facility and annual payments for ten years thereafter. As the arrangement contains both a lease and non-lease component, related to the supply of product, the consideration paid to Lonza is allocated between these components. As of December 31, 2018, we had various manufacturing and licensing agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,084.6. This amount includes $88.7 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

18.	Commitments and Contingencies
Commitments
Asset Acquisition and License Agreements
We have entered into asset purchase agreements and license arrangements in order to advance and obtain technologies and services related to our business. These agreements generally require us to pay an initial fee and certain agreements call for future payments upon the attainment of agreed upon development and/or commercial milestones. These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and could be required to pay up to an additional $30.0 in contingent milestone-dependent fees. These contingent payments meet the definition of a derivative liability and were recorded at fair value of $27.1. We allocated the total consideration of $57.1, inclusive of the fair value of contingent milestone-dependent fees, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase 1 studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of March 31, 2019, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In March 2019, we announced an agreement with Affibody AB (Affibody), through which Alexion will obtain an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn) that is currently in Phase 1 development. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. Affibody has the option to co-promote ABY-039 in the U.S. and will lead clinical development of ABY-039 in an undisclosed indication. The agreement with Affibody is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, subject to receipt of such approval, is expected to close in the second quarter 2019. Under the terms of the agreement, we will make an upfront payment of $25.0 for the exclusive license to ABY-039 upon closing. We could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune (see Note 3), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones.
In addition, as of March 31, 2019, we have other license agreements under which we may be required to pay up to an additional $838.2 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,054.3. This amount includes $86.6 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF facility) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities.
In addition to our commitments with Lonza, as of March 31, 2019 we have non-cancellable commitments of approximately $57.3 through 2020 with other third party manufacturers.

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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

misrepresentations and omissions about SOLIRIS. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. The complaint alleges that defendants made misrepresentations and omissions about SOLIRIS, including alleged misrepresentations regarding sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the misrepresentations. The plaintiffs seek to recover unspecified monetary relief, unspecified equitable and injunctive relief, interest, and attorneys’ fees and costs. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017. On March 26, 2019, the court held a telephonic status conference.  During that conference, the court informed counsel that it was preparing a ruling granting the Defendants’ pending motion to dismiss.  The court inquired of plaintiffs’ counsel whether they intended to seek leave to amend their complaint, and indicated that if they wished to file a second amended complaint, they would be allowed to do so.  On April 1, 2019, plaintiffs’ counsel informed the court that plaintiffs were seeking to file a second amended complaint.  On April 2, 2019, the court granted plaintiffs until May 31, 2019 to file a second amended complaint, thereby rendering moot defendants’ pending motion to dismiss.  No schedule has yet been set for defendants’ response to the second amended complaint.  Given the early stage of these proceedings and the anticipated filing of a second amended complaint containing new allegations, we cannot presently predict the likelihood of obtaining dismissal of the case, nor can we estimate the possible loss or range of loss at this time.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of Patient Services, Inc. (PSI) and National Organization for Rare Disorders (NORD), 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion; Alexion’s provision of free drug to Medicare patients; and Alexion compliance policies and training materials concerning the anti-kickback statute and information on donations to PSI and NORD from 2010 through 2016. In April 2019, we entered in to a civil settlement agreement with the DOJ and the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services to resolve this matter. As part of the settlement agreement, Alexion paid $13.1 to the DOJ and OIG. OIG did not require a Corporate Integrity Agreement with Alexion because it made fundamental organizational changes, including hiring a new executive leadership team, replacing half of the members of its Board of Directors, and effecting a significant change in the workforce.
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
In October 2018, the Japanese Ministry of Health, Labour and Welfare (MHLW) conducted an administrative inspection of Alexion’s Japanese operations. The MHLW inquiry has been primarily focused on our communication efforts regarding the proper use of SOLIRIS in Japan for aHUS,  among other matters. We have cooperated with the inquiries and the investigation, and in March 2019, the MHLW indicated that it has completed its investigation.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Chugai Pharmaceutical Co., Ltd. has filed two lawsuits against Alexion.  The first was filed in November 2018 in the United States District Court for the District of Delaware against Alexion Pharmaceuticals, Inc. alleging that ULTOMIRIS infringes one U.S. patent held by Chugai Pharmaceutical Co., Ltd.  The second lawsuit was filed in December 2018 in the Tokyo District Court against Alexion Pharma GK (a wholly-owned subsidiary of Alexion) in Japan and alleges that ULTOMIRIS infringes two Japanese patents held by Chugai Pharmaceutical Co., Ltd.  Chugai’s complaints seek unspecified damages and certain injunctive relief.  In both cases, Alexion has denied the charges and countered that the patents are neither valid nor infringed. A trial date for the U.S. case has been set for May 2021. No trial date has been set in Japan.  Given the early stages of these litigations, an estimate of the possible loss or range of loss cannot be made at this time.
On February 28, 2019, Amgen Inc. (Amgen) petitioned the U.S. Patent and Trademark Office (PTO) to institute Inter Partes Review (IPR) of three patents owned by Alexion that relate to Soliris:  U.S. Patent Nos. 9,725,504; 9,718,880; and 9,732,149.  In each case, Amgen alleges the patented subject matter was anticipated and/or obvious in view of prior art, and that the patent claims are therefore invalid.  We expect the PTO to review Amgen’s petitions and any submissions from Alexion, and to issue a decision in September 2019 as to whether the PTO will institute IPR.  At this time we cannot determine what decision the PTO will make.

19.	Restructuring and Related Expenses
In the first quarter 2019, we have undertaken corporate restructuring activities to re-align our commercial organization through re-prioritization of certain geographical markets and to implement operational excellence through strategic reallocation of resources.
In the first quarter 2017, we initiated a company-wide restructuring designed to help position the Company for sustainable, long-term growth that we believe will further allow us to fulfill our mission of serving patients and families with rare diseases. In September 2017, we committed to an operational plan to re-align the global organization with its refocused corporate strategy. The re-alignment included the relocation of the Company's headquarters to Boston, Massachusetts and a reduction of the Company's global workforce. The restructuring was designed to result in cost savings by focusing the development portfolio, simplifying business structures and process across the Company's global operations, and closing multiple Alexion sites.
The following table summarizes the total expenses recorded related to the restructuring activities by type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended March 31,				Three months ended March 31,
	2019				2018
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of sales	$—	$—	$—	$—	$—	$5.3	$—	$5.3
Research and development	—	—	—	—	—	0.1	—	0.1
Selling, general and administrative	—	—	—	—	—	3.6	—	3.6
Restructuring expense	9.1	—	—	9.1	1.0	—	4.5	5.5
Other (income) expense	—	—	—	—	—	—	(0.1)	(0.1)
	$9.1	$—	$—	$9.1	$1.0	$9.0	$4.4	$14.4

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table presents a reconciliation of the restructuring reserve recorded within accounts payable and accrued expenses on the Company's condensed consolidated balance sheets as of March 31, 2019:

	March 31, 2019
	Employee Separation Costs	Asset Charges	Other Costs	Total
Liability, beginning of period	$4.2	$—	$—	$4.2
Restructuring and related expenses	8.9	—	—	8.9
Cash settlements	(2.5)	—	—	(2.5)
Adjustments to previous estimates	0.2	—	—	0.2
Asset impairments	—	—	—	—
Liability, end of period	$10.8	$—	$—	$10.8

The restructuring reserve of $10.8 and $4.2 is recorded in accounts payable and accrued expenses on the Company's condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. The accrued amounts are expected to be paid in the next twelve months. We currently estimate incurring up to an additional $15.0 in restructuring expenses related to the first quarter 2019 action.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. Words such as “anticipates,” "may," "forecasts," “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•
the potential benefits and commercial potential of ULTOMIRIS™, SOLIRIS®, STRENSIQ® and KANUMA® for approved indications and any expanded uses, sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, timing regarding development and regulatory approvals for additional indications or in additional territories;

•
plans for clinical trials (and proof of concept trials and exploratory clinical studies), status of our ongoing clinical trials for our product candidates, commencement dates for new clinical trials, clinical trial results and evaluation of our clinical trial results by regulatory agencies;

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

•	anticipated future milestone, contingent and royalty payments (and expected impact on liquidity);

•	timing and anticipated amounts of future tax payments and benefits, as well as timing of conclusion of tax audits;

•	collection of accounts receivable;

•	the safety and efficacy of our products and our product candidates;

•	the adequacy of our pharmacovigilance and drug safety reporting processes;

•	the uncertainties involved in the drug development process and manufacturing;

•	performance and reliance on third party service providers;

•	our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators;

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

•	periods of patent, regulatory and market exclusivity for our products;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property;

•	estimates of the capacity of manufacturing and other service facilities to support our business operations, products and product candidates.
Such risks and uncertainties include, but are not limited to, increased competition, actions by regulatory agencies, product candidates not receiving regulatory approvals, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities class action litigation filed in December 2016, the investigation of our Brazilian operations by Brazilian authorities, risks related to the short and long-term effects of other government healthcare measures, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a global biopharmaceutical company focused on serving patients and families affected by rare diseases through the innovation, development and commercialization of life-changing therapies.
We are the global leader in complement inhibition and have developed and commercialize the first two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH), as well as the first approved complement inhibitor to treat atypical hemolytic uremic syndrome (aHUS) and anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG).  In addition, Alexion has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development with strategic focus in hematology and nephrology, neurology, metabolics and FcRn.
Recent Developments
In February 2019, the U.S. Food and Drug Administration (FDA) accepted for review a supplemental Biologics License Application for the use of SOLIRIS as a potential treatment for patients with Neuromyelitis Optica Spectrum Disorder (NMOSD) who have anti-aquaporin-4 auto antibodies. The FDA granted priority review and set a Prescription Drug User Fee Act (PDUFA) action date of June 28, 2019.
In March 2019, we submitted an application to Japan's Ministry of Health Labour and Welfare (MHLW) for the use of SOLIRIS as a potential treatment of NMOSD. Given the orphan drug designation of SOLIRIS as a potential treatment of NMOSD, the MHLW granted priority review.
In March 2019, we entered into an agreement with Zealand Pharma A/S (Zealand) which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase 1 studies. In addition to the agreement, we made an equity investment in Zealand. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. We could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones,as well as royalty payments, at a reduced price to the lead target.
In March 2019, we announced an agreement with Affibody AB (Affibody), through which Alexion will obtain an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn) that is currently in Phase 1 development. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. Affibody has the option to co-promote ABY-039 in the U.S. and will lead clinical development of ABY-039 in an undisclosed indication. The agreement with Affibody is subject to clearance under the Hart-Scott Rodino

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Antitrust Improvements Act and, subject to receipt of such approval, is expected to close in the second quarter 2019. Under the terms of the agreement, we will make an upfront payment of $25.0 for the exclusive license to ABY-039 upon closing. We could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In April 2019, we submitted an application to the FDA for ULTOMIRIS as a potential treatment for aHUS.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Marketed Products
Our marketed products consist of the following:

Product	Therapeutic Area	Approved Indication
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)

	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Neurology	Generalized Myasthenia Gravis (gMG)
	Metabolic Disorders	Hypophosphatasia (HPP)
	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)

ULTOMIRIS (ALXN1210/ravulizumab-cwvz)
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In clinical studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels. In December 2018, ULTOMIRIS was approved by the U.S. Food and Drug Administration (FDA) as a new treatment option for adult patients with PNH. As of the date hereof, this is the only regulatory approval for ULTOMIRIS.
In June 2018, a Marketing Authorization Application (MAA) was submitted to the European Medicines Agency (EMA) for approval of ULTOMIRIS for the treatment of patients with PNH, and in July 2018, the MAA was accepted for review in the European Union (EU). In September 2018, an application was filed with the Japan Pharmaceuticals and Medical Devices (PDMA) for the approval of ULTOMIRIS for patients with PNH.
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

SOLIRIS is approved for the treatment of PNH and for the treatment of pediatric and adult patients with aHUS in the U.S., Europe, Japan and in several other countries. SOLIRIS has been granted ODD for the treatment of PNH in the U.S., Europe, Japan and several other countries and the FDA and European Commission (EC) have granted SOLIRIS ODD for the treatment of patients with aHUS. We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and aHUS and the longer term outcomes during SOLIRIS treatment.
In 2017, the FDA and EC approved SOLIRIS for the treatment of refractory gMG in adults who are anti-acetylcholine receptor (AChR) antibody-positive. Additionally, in 2017 the Ministry of Health, Labour and Welfare (MHLW) in Japan approved SOLIRIS as a treatment for patients with gMG who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis (PLEX). SOLIRIS has received ODD for the treatment of patients with MG in the U.S. and Europe, and for the treatment of patients with refractory gMG, a subset of MG, in Japan.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Development Area	Indication	Phase I	Phase II	Phase III	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Intravenous)	Hematology/Nephrology	aHUS				●

	Neurology	gMG			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Hematology/Nephrology	PNH/aHUS			●

ALXN1810 (Subcutaneous)	Next Generation Subcutaneous Complement Inhibitor		●

SOLIRIS (eculizumab)	Neurology	NMOSD				●

ALXN1840 (WTX101)	Metabolic Disorders	Wilson disease			●

ALXN1830 (SYNT001) Intravenous	Hematology	WAIHA		●
In addition to our ongoing development programs, we hold a minority interest and option to acquire Caelum Biosciences (Caelum), a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  CAEL-101 is a first-in-class monoclonal antibody (mAb) designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. A Phase 1a/1b study for CAEL-101 has been completed.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

ULTOMIRIS (ALXN1210/ravulizumab-cwvz)
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In clinical studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels.
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
In October 2017, the FDA granted ODD to the subcutaneous formulation of ALXN1210 for the treatment of aHUS.

Alexion plans to initiate a Phase III study with ALXN1210 administered by IV infusion every 8 weeks to adult patients for the treatment of gMG.
In addition to aHUS and gMG, Alexion plans to initiate: (i) a clinical study of ALXN1210 in NMOSD; (ii) a proof-of-concept study for ALXN1210 in Amyotrophic Lateral Sclerosis (ALS); and (iii) an exploratory clinical study for ALXN1210 in Primary Progressive Multiple Sclerosis (PPMS).

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Subcutaneous (SC) Delivery
In March 2019, Alexion initiated a single, PK-based Phase III study of ALXN1210 delivered subcutaneously once per week to PNH patients to support regulatory approval submissions in both PNH and aHUS.
ALXN1810 Subcutaneous (SC) Delivery
ALXN1810 combines ALXN1210 with recombinant human hyaluronidase enzyme (rHuPH20) from Halozyme Therapeutics, Inc. to potentially further extend the dosing interval for ALXN1210 SC from once per week to once every two weeks or once per month. Alexion completed a SC healthy volunteer study with ALXN1810.
SOLIRIS (eculizumab)
In September 2018, Alexion announced the results of the Phase III global, randomized, double-blind, placebo-controlled study to evaluate eculizumab as a treatment for patients with relapsing NMOSD (PREVENT). The study met its primary endpoint of time to first adjudicated on-trial relapse, demonstrating that treatment with eculizumab reduced the risk of NMOSD relapse by 94.2 percent compared to placebo. At 48 weeks, 97.9 percent of patients receiving eculizumab were free of relapse compared to 63.2 percent of patients receiving placebo. Eculizumab had a safety profile consistent with that seen in previous clinical studies. The FDA, EC, and MHLW have each granted ODD for eculizumab as a treatment for patients with relapsing NMOSD.
Alexion has submitted applications (FDA: December 2018; EMA: January 2019; PMDA: March 2019) for eculizumab as a treatment for patients with NMOSD. The FDA has granted priority review.
ALXN1840 (WTX101)
ALXN1840 (WTX101), an innovative product candidate that addresses the underlying cause of Wilson disease, is a first-in-class oral copper-binding agent with a unique mechanism of action and ability to access and bind copper from serum and promote its removal from the liver.
ALXN1840 is in Phase III development as a treatment for Wilson disease. In addition, ALXN1840 has received Fast Track designation in the U.S. and ODD for the treatment of Wilson disease in the U.S. and EU.
ALXN1830 (SYNT001)
ALXN1830 (SYNT001) is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion plans to initiate pivotal trials in WAIHA and gMG between the fourth quarter of 2019 and the first quarter of 2020.
ABY-039

In March 2019, we announced an agreement with Affibody, through which Alexion will obtain an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn) that is currently in Phase I development. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. The agreement with Affibody is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, subject to receipt of such approval, is expected to close in the second quarter 2019.
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
We have various agreements with Lonza through 2029, with remaining total non-cancellable commitments of approximately $1,054.3. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement, we pay Lonza a royalty on sales of SOLIRIS that was previously manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. The ARIMF site was sold in 2018. Lonza is in the process of qualifying a new manufacturing facility dedicated to Alexion products and commitments entered into under this arrangement are included in the non-cancellable commitments amount noted above.
In addition, we have non-cancellable commitments of approximately $57.3 through 2020 with other third party manufacturers.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland, which has been refurbished to become our first company-owned fill/finish facility. In July 2016, we announced plans to construct a new biologics manufacturing facility at this site, the construction of this facility is on-going and based on current expectations, we anticipate this facility will receive regulatory approval in 2020.
In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing property in Dublin, Ireland, the construction of this

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

facility has commenced and, based on current expectations, we anticipate this facility will receive regulatory approval in 2020.
Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2018. Under accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results could differ materially from those estimates.
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
For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2018.
New Accounting Pronouncements
For information on new accounting pronouncements adopted in the current period and recently issued standards, see Note 2, “Basis of Presentation and Principles” to our condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended
	March 31,		%
	2019	2018	Change
SOLIRIS
United States	$463.7	$336.0	38.0%
Europe	264.5	250.8	5.5%
Asia Pacific	100.9	85.5	18.0%
Rest of World	132.9	127.8	4.0%
Total	$962.0	$800.1	20.2%

ULTOMIRIS
United States	$24.6	$—	**
Europe	—	—	**
Asia Pacific	—	—	**
Rest of World	—	—	**
Total	$24.6	$—	**

STRENSIQ
United States	$99.5	$89.2	11.5%
Europe	17.5	14.0	25.0%
Asia Pacific	9.9	5.7	73.7%
Rest of World	3.2	1.8	77.8%
Total	$130.1	$110.7	17.5%

KANUMA
United States	$13.8	$11.9	16.0%
Europe	6.3	5.9	6.8%
Asia Pacific	0.8	1.0	(20.0)%
Rest of World	2.6	0.8	**
Total	$23.5	$19.6	19.9%

Total Net Product Sales	$1,140.2	$930.4	22.5%

** Percentages not meaningful

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Net Product Sales

United States	Asia Pacific
Europe	Rest of World

SOLIRIS net product sales

United States	Asia Pacific
Europe	Rest of World

ULTOMIRIS net product sales

United States	Asia Pacific
Europe	Rest of World

STRENSIQ net product sales

United States	Asia Pacific
Europe	Rest of World

KANUMA net product sales

United States	Asia Pacific
Europe	Rest of World

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The components of the increase in net product sales for the three months ended March 31, 2019 compared to the same period in 2018 are as follows:
The increase in net product sales for the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in unit volumes of 25.7%. This increase in unit volumes is primarily due to increased global demand for SOLIRIS therapy including sales to patients with gMG as well as ULTOMIRIS volumes due to the loading doses required in a patient's first year on therapy. Partially offsetting this increase is the conversion of PNH patients in the US from SOLIRIS. While ULTOMIRIS contributed to the first quarter 2019, the ULTOMIRIS volumes were primarily attributable to PNH patient conversion from SOLIRIS in the U.S. Additional unit volume increases were due to increased demand of STRENSIQ and KANUMA during 2019 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
As a result of strategic pricing decisions implemented for STRENSIQ in the U.S. that limits annual treatment costs given weight based dosing, we expect price to be unfavorably impacted for STRENSIQ in the U.S. in future periods as compared to prior periods.
Cost of Sales
Cost of sales includes manufacturing costs, actual and estimated royalty expenses associated with sales of our products, and amortization of licensing rights.

The following table summarizes cost of sales for the three months ended March 31, 2019 and 2018:

2019 Cost of Sales
2018 Cost of Sales
●	Cost of sales as a percentage of net product sales
The decrease in cost of sales for the three months ended March 31, 2019 as compared to the same period in 2018, was primarily due to decreases in royalty expenses due to a contract expiration that occurred during the fourth quarter 2018. Additionally, first quarter 2018 included asset related charges of $5.3 associated with the closure of the ARIMF facility as part of our restructuring activities.

Research and Development Expense

2019 Research and Development Expense (R&D)
2018 Research and Development Expense (R&D)
●	R&D as a % of net product sales
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
R&D expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with certain strategic licensing agreements we have entered into with third parties. Clinical development costs are

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

comprised of costs to conduct and manage clinical trials related to eculizumab, ALXN1210 and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities, milestone expenses related to our licensing agreements and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our products and other product candidates. Upfront payments include upfront payments related to license agreements. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
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

For the three months ended March 31, 2019, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $21.2 in upfront payments relating to the license payment made during the first quarter 2019 in connection with the arrangement we entered into with Zealand.

•	Increase of $6.6 in payroll and benefits primarily related to headcount increases.
Partially offset by the following:

•	Decrease of $6.9 in external clinical development expenses primarily related to decreases in various eculizumab and ALXN1210 clinical studies (see graph below).
The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of each of these programs:

2019	2018

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Selling, General and Administrative Expense

2019 Selling General and Administrative Expense (SG&A)
2018 Selling General and Administrative Expense (SG&A)
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

The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense
For the three months ended March 31, 2019, the increase of $24.4 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $24.3. The increase was primarily related to headcount increases driven by an increase in commercial activities related to SOLIRIS as a treatment for gMG and increased staff costs associated with commercial support activities including pre-launch efforts.

Amortization of Purchase Intangible Assets
Amortization expense associated with purchased intangible assets was $80.0 for each of the three months ended March 31, 2019 and 2018. Amortization expense is primarily associated with intangible assets related to STRENSIQ and KANUMA, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2019 and 2018, the (income) expense resulting from the change in fair value of contingent consideration associated with our prior business combinations was $(28.7) and $52.7, respectively. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments in connection with previous acquisitions.
For the three months ended March 31, 2019 and 2018, changes in the fair value of contingent consideration expense reflect the impact of changes in the expected timing of payments of contingent consideration, as well as the interest component of contingent consideration related to the passage of time. Changes in the fair value of contingent consideration expense for the three months ended March 31, 2018 also included the impact of changes in the probability of achieving the contingent milestones.
Restructuring Expenses
For the three months ended March 31, 2019 and 2018, we recorded $9.1 and $5.5, respectively, in restructuring expenses. The charges recorded during the three months ended March 31, 2019 relate to restructuring activities initiated in the first quarter 2019 to re-align our commercial organization. The charges recorded during the three months ended March 31, 2018 relate to a company-wide restructuring initiated in the third quarter 2017.

Other Income and (Expense)
The following table provides information regarding other income and expense:

Investment Income
Interest Expense
Other Income (expense)
For the three months ended March 31, 2019 and 2018, we recognized investment income of $42.5 and $105.8, respectively, primarily relating to the recognition of unrealized gains of $33.8 and $100.8 on our strategic equity investments recorded at fair value, with the largest component related to our Moderna Therapeutics equity investment.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Income Taxes

2019 Income Tax (Benefit) Expense
2018 Income Tax (Benefit) Expense
●	Effective tax rate
During the three months ended March 31, 2019, we recorded an income tax benefit of $46.1 and an effective tax rate of (8.5)%, compared to an income tax expense of $102.5 and an effective tax rate of 29.2% for three months ended March 31, 2018.
Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the three months ended March 31, 2019, in connection with the future integration of intellectual property of Wilson Therapeutics, with and into the Alexion Corporate structure, we recognized certain one-time tax benefits. The deferred tax benefits include $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics AB and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the three months ended March 31, 2019 by approximately 23.3%. Future changes to our integration planning could materially impact our effective tax rate in subsequent periods. The income tax expense for the three months ended March 31, 2018 includes a U.S. tax reform measurement period adjustment to deferred tax cost of $38.4 which increased the effective tax rate by approximately 10.9%.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018	$ Change
Cash and cash equivalents	$1,544.8	$1,365.5	$179.3
Marketable securities	$110.3	198.3	(88.0)
Long-term debt (includes current portion & revolving credit facility)	$2,612.5	2,862.5	(250.0)

Current assets	$3,650.6	3,385.0	265.6
Current liabilities	943.8	1,174.0	(230.2)
Working capital	$2,706.8	2,211.0	495.8

The aggregate increase in cash and cash equivalents and marketable securities of $91.3 at March 31, 2019 as compared to December 31, 2018 was primarily attributable to cash generated from operations and net proceeds from the issuance of common stock under share-based compensation arrangements. Partially offsetting these increases was cash utilized to repurchase shares of common stock, repay borrowings outstanding under the revolving credit facility, fund upfront payments related to agreements with Caelum and Zealand, and purchases of property, plant, and equipment.
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
In March 2019, we announced an agreement with Affibody. The transaction is subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, subject to receipt of such approval, is expected to close in the second quarter 2019. Under the terms of the agreement, we will make an upfront payment of $25.0 for the exclusive license to ABY-039 upon closing. We could also be required to pay up to an additional $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales. Of this amount, milestone payments of $70.0 may become payable during the next 12 months.
Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds, bank deposits, reverse repurchase agreements, and high quality marketable debt securities in accordance with our investment policy. The stated objectives of our investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of March 31, 2019, three customers accounted for 49.6% of the accounts receivable balance, with these individual customers accounting for 14.4% to 19.5% of the accounts receivable balance. At December 31, 2018, three customers accounted for 48.7% of the accounts receivable balance, with these individual customers accounting for 14.0% to 19.1% of the accounts receivable balance.
For the three months ended March 31, 2019, four customers accounted for 53.5% of our net product sales, with these individual customers accounting for 10.0% to 17.5% of our net product sales. For the three months ended March 31, 2018, four customers accounted for 49.0% of our net product sales with these individual customers accounting for 10.4% to 15.8% of our net product sales.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

can result in extended collection periods. We continue to monitor these conditions and assess their possible impact on our business. To date, we have not experienced any significant losses with respect to collection of our accounts receivable.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of March 31, 2019, we had foreign exchange forward contracts with notional amounts totaling $2,206.0. These outstanding foreign exchange forward contracts had a net fair value of $24.6, of which $33.2 is included in other current assets and noncurrent assets and $8.6 is included in other current liabilities and noncurrent liabilities. As of March 31, 2019, we had interest rate swap contracts with notional amounts totaling $3,581.3. These outstanding interest rate swap contracts had a net fair value liability of $20.4 of which $13.6 is included in other current assets and $34.0 is included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of March 31, 2019, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, commercial paper, municipal bonds, reverse repurchase agreements, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions and derivative liabilities associated with other contingent payments.
Business Combinations and Contingent Consideration Obligations
 At March 31, 2019, the purchase agreements for our business combinations include contingent payments totaling up to $702.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts,

$367.0 and $335.0 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we may make milestone payments of approximately $100.0, associated with our prior business combinations.
As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from the sale of equity securities or debt.
Asset Acquisitions and License Agreements
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis. Under the terms of the agreement, we acquired a minority equity interest in Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and could be required to pay up to an additional $30.0 in contingent milestone-dependent fees. The agreement also provides for potential additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments.
In March 2019, we entered into an agreement with Zealand that provides us with exclusive worldwide licenses, as well as development and commercial rights for preclinical peptide therapies subcutaneously delivered for up to four complement pathway targets. Zealand will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with investigational new drug filing and Phase 1 studies. In addition to the agreement, we made an equity investment in Zealand. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. We could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

In connection with our prior acquisition of Syntimmune, a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones. In addition, as of March 31, 2019, we have other license agreements under which we may be required to pay up to an additional $838.2 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions and licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we may make milestone payments related to these arrangements of approximately $271.1.
As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from the sale of equity securities or debt.
Operating and Financing Lease Liabilities
Operating and financing lease liabilities are recorded at lease commencement based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. Lease liabilities are amortized over the lease term.
At March 31, 2019, we have $250.2 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of March 31, 2019 were $322.0, of which, $25.9 is payable during the remainder of 2019. Refer to Note 17 "Leases" for a summary of the maturity of our lease liabilities by year. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
Long-term Debt
On June 7, 2018, Alexion entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A. as administrative agent. The Credit Agreement amends and restates our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement).
The Credit Agreement provides for a $2,612.5 term loan facility and a $1,000.0 revolving credit facility. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. Beginning with the quarter ending June 30, 2019, we are required to make amortization payments of 5.00% of the aggregate principal amount of the term loan facility annually, payable in equal quarterly installments.
As of March 31, 2019, we had $2,612.5 outstanding on the term loan. As of March 31, 2019, we had open letters of credit of $0.7 that offset our availability in the revolving facility. In January 2019, we paid the outstanding balance on the revolving credit facility of $250.0 in full and we had no outstanding borrowings under the revolving credit facility as of March 31, 2019.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,054.3 through 2029. This amount includes $86.6 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities.
In addition to Lonza, we have non-cancellable commitments of approximately $57.3 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 0.1 and 0.7 shares of our common stock at a cost of $11.3 and $85.0, during the three months ended March 31, 2019 and 2018, respectively. Subsequent to March 31, 2019, we repurchased 0.1 shares of common stock under our repurchase program at a cost of $9.3. As of April 23, 2019, there is a total of $430.8 remaining for repurchases under the repurchase program.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31, 2019		$
	2019	2018	Change
Net cash provided by operating activities	$429.9	$299.3	$130.6
Net cash provided by (used in) investing activities	2.9	(254.7)	257.6
Net cash used in financing activities	(252.4)	(123.5)	(128.9)
Effect of exchange rate changes on cash	(1.4)	6.3	(7.7)
Net change in cash and cash equivalents and restricted cash	$179.0	$(72.6)	$251.6
Operating Activities
Cash flows provided by operations for the three months ended March 31, 2019 was $429.9 compared to $299.3 for the three months ended March 31, 2018. The increase in cash provided by operating activities was due to an increase in operating income, offset by decreases due to the timing of cash receipts and other payments during first quarter 2019 as compared to the same period in the prior year.
We expect increases in cash flows from operations, if any, which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash provided by (used in) investing activities for the three months ended March 31, 2019 was $2.9 compared to $(254.7) for the three months ended March 31, 2018. The increase in cash provided by investing activities as compared to the prior year was primarily attributable to reduced purchases of available for sale debt securities, reduced purchases of property, plant and equipment and decreases in the proceeds from sales of available for sale debt securities. Offsetting these impacts were purchases of strategic investments for Zealand and Caelum in first quarter 2019.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2019 was $252.4 compared to $123.5 for the three months ended March 31, 2018. The increase in cash used for financing activities was primarily due to an increase in payments on our revolving credit facility of $250.0 offset by reduced payments on our term loan and reduced common stock repurchases, as compared to the three months ended March 31, 2018.
Contractual Obligations
Other than potential payments related to agreements with Caelum, Zealand and Affibody, there have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2018, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except
percentages)
Interest Rate Risk
As of March 31, 2019, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, repurchase agreements, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(0.6) and $0.6, respectively.
On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement), with Bank of America N.A. as administrative agent. The Credit Agreement amends and restates our credit agreement dated as of June 22, 2015 (the Prior Agreement). Loans under the Credit Agreement bear interest at our option, at either the base rate or a Eurodollar rate, in each case plus an applicable margin. Under the Credit Agreement, the applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case based on our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement).
Changes in interest rates related to the Credit Agreement could have a material effect on our financial statements.
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of March 31, 2019 we had cash flow hedges with aggregate amounts of approximately 82.2% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $4.0, based on the unhedged portion of our outstanding term loan as of March 31, 2019.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 44.8% of our net product sales were denominated in foreign currencies for the three months ended March 31, 2019, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place designed to achieve the following: (1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 8 months and (2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, and certain forecasted expenses using contracts with durations of up to 60 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of March 31, 2019 and December 31, 2018, we held foreign exchange forward contracts with notional amounts totaling $2,206.0 and $2,523.0, respectively. As of March 31, 2019 and December 31, 2018, our outstanding foreign exchange forward contracts had a net fair value of $24.6 and $18.9, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of March 31, 2019, a hypothetical 10%

adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $101.7 as of March 31, 2019. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
During the first quarter of 2019, the Company implemented controls and processes relating to adoption of the new lease accounting standard. Throughout the implementation, the Company evaluated the impact of the adoption of the new standard on its internal control over financial reporting and made changes to controls where necessary to maintain the effectiveness of internal control over financial reporting in all material respects. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For a discussion of legal matters as of March 31, 2019, see Note 18, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
Risks Related to Our Products and Product Candidates
We depend on the success of, and revenue from, SOLIRIS and if patients do not switch from Soliris to ULTOMIRIS or ULTOMIRIS does not gain market acceptance, our future operating results may be adversely impacted.
Since 2007, our revenue has depended primarily on the sales of Soliris. Unless we are able to develop or acquire new products and technologies, successfully commercialize ULTOMIRIS as described below, and/or materially increase sales of Strensiq and Kanuma (two of our other currently approved products), we will remain dependent on sales of SOLIRIS as a source of our revenue.
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
In December 2018, ULTOMIRIS was approved by the FDA for use in the U.S. for adult patients with PNH (and applications for approval of ULTOMIRIS for patients with PNH are under review by the European Medicines Agency (EMA) and the Ministry of Health, Labour and Welfare (MHLW) in Japan and for patients with aHUS in the U.S.).
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
If we achieve our goal of promptly facilitating the conversion of current PNH patients from SOLIRIS to ULTOMIRIS, we anticipate that revenue from SOLIRIS, which accounted for approximately $3,563.0, or 86.3%, of our revenues in 2018, will decline as we move patients to ULTOMIRIS.  We have established a price for ULTOMIRIS in the U.S. that, on an annual basis, represents an approximate 10% discount to the cost of current labeled maintenance therapy for SOLIRIS for adult PNH patients of average weight. However, this represents an approximate 10% premium to the cost of SOLIRIS in a patient’s first year of switching due to the loading doses required. We also expect to price ULTOMIRIS for patients with aHUS in the U.S. at a discount to the cost of SOLIRIS for patients with aHUS in the U.S. (if and when we receive regulatory approval of ULTOMIRIS for the treatment of aHUS in the U.S.) and such discount is anticipated to be approximately 30% on an annual basis for an average adult patient maintenance therapy.

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
The therapies that we have developed and that are in our product pipeline and in preclinical development target diseases that have a limited number of patients and for which, in many cases, there are either no or limited diagnostics tools. For example, KANUMA and STRENSIQ are currently approved to treat ultra-rare diseases with small patient populations that have not been definitively determined. Our development pipeline programs that may be the basis for future revenue growth also focus on rare (and ultra-rare) diseases for which there are a very limited number of patients. The lack of diagnostic tools, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, we may not be able to grow our revenues (even as we introduce new products or as existing products are approved for additional indications). There can be no guarantee that any of our programs will be effective at identifying patients, and even if we can identify patients that our therapies can help, the number of patients that our therapies treat may turn out to be lower than we expect, may not be otherwise amenable to treatment with our products (such as KANUMA and STRENSIQ), or new patients may become increasingly difficult to identify, all of which may adversely affect our results of operations and our business. In addition, even in instances where we do add patients, the number may be less than the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.
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
We expect that the business environment in which we operate will become increasingly competitive. Currently, certain of our products are the only approved therapy for the indication they treat. For example, SOLIRIS (in the U.S., EU and Japan) and ULTOMIRIS (in the U.S.) are the only approved treatments of PNH. In the future, we expect that SOLIRIS and ULTOMIRIS may compete with new, novel drugs and pharmaceuticals currently in development. For example, several companies are developing and engaged in clinical trials for therapies to treat PNH, aHUS, and gMG. If SOLIRIS is approved for treatment of NMOSD, we expect there may be competition in that market as well, as other companies are also operating clinical trials in this disease state. Additionally, other pharmaceutical companies have publicly stated that they are developing and intend to commercialize a SOLIRIS biosimilar. For example, in 2019, a SOLIRIS biosimilar was approved in Russia for the treatment of PNH and aHUS and other SOLIRIS biosimilars may be approved in Russia and other jurisdictions in the future. If a second SOLIRIS biosimilar is approved in Russia, we could effectively be prevented from selling SOLIRIS in Russia. Other biosimilars may be commercially available in other jurisdictions in the future, including the U.S., Europe and Japan. STRENSIQ and KANUMA may also experience competition in the future. We are also aware of companies that have initiated or are planning to initiate studies for diseases that we are also targeting with our product pipeline. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
Other pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs and may introduce products that compete with ours (or products that are in our pipeline). These and other companies, many of which have significantly greater financial, technical and marketing resources than us, may commercialize products that are cheaper, more effective, safer, have less frequent dosing schedules, or easier to administer than our products. Our current and future competitors may develop products that are more broadly accepted or may receive patent protection that dominates, blocks or adversely affects our product development or business. These competitive products, including any biosimilars approved under alternative regulatory pathways, may significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may negatively impact our revenues and profitability. Given that a significant portion of our 2018 revenue was attributable to SOLIRIS, one or more competitive novel products or biosimilar could have a significant impact on our entire business. In addition, we experience competition in drug development from universities and other research institutions, and pharmaceutical companies compete with us to attract universities and academic research institutions as drug development partners, including for licensing their proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we may be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
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
In countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products or adoption of new treatment options, such as ULTOMIRIS. The imposition or continuation of the use of these types of limits or barriers by insurers or the imposition of similar limitations or barriers in the future may have an adverse impact on our revenue and results of operations. In some cases, we have financially supported non-profit organizations that assist patients in accessing treatment for PNH and aHUS, including SOLIRIS, among other therapies. Such organizations assist patients whose insurance coverage imposes prohibitive co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided our products without charge to patients who have no insurance (or limited insurance) coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future. As third-party payers attempt to contain health care costs they are demanding price discounts or rebates and limiting both the types and variety of drugs that they may cover and the amounts that they will pay for drugs. As a result, they may not cover or provide adequate payment to patients for our products or they may demand discounts or rebates from us, which may be material.

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
If we underestimate demand for ULTOMIRIS, SOLIRIS or any of our products, or experience product interruptions at Alexion’s internal manufacturing facilities or a facility of a third party provider, including as a result of risks and uncertainties described in this Quarterly Report on Form 10-Q, we may not be able to increase our revenues and alternative therapies may gain greater market acceptance.
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
The success of our business may also depend on the security of our products while in the supply chain for delivery to patients, which, as noted above, is dependent on third-party providers. For example, if our products are not fully and adequately secured from unauthorized access by third parties, any of our products may be tampered with or contaminated. If our products were exposed to any tampering or contamination, or if they are not transported in accordance with the required specifications, our patients may be harmed through use of our products, and such harm may be severe. In addition, if the supply chain is not secure (or our distributors do not exercise control over our products while in their possession), we are also at risk for our products to be diverted to patients other than those who are the intended recipient or to patients who do not have a prescription to receive our therapies (or it may be used for treatment by physicians who have not completed the necessary REMs protocols in order to treat patients) or it may be sold by distributors, channels or other entities that are not authorized by Alexion to sell our products. In addition, an unauthorized distributor may not properly store or ship our products, thereby exposing patients to potential harm from use of the product that was not handled in accordance with our standards. If any of the foregoing were to happen, we could be subject to costly litigation, significant monetary penalties, harm to our reputation and investigation by regulatory authorities (and potentially subject to regulatory action, including recall, product withdrawals, suspensions and monetary penalties).
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
We currently market and sell our products in the U.S., the EU, Japan and several other territories through a direct sales force. Most of our products are relatively new to the market (ULTOMIRIS for the treatment of PNH was approved by the FDA in December 2018, for example), and we have recently hired several senior members of our sales and commercial team. In addition, in order to gain greater efficiencies in our operations, we have begun to implement a plan pursuant to which certain portions of our international commercial operations will transition to a new operating model in which sales and marketing efforts in the designated countries will rely to a greater extent on third-parties to promote and sell our products, and our direct sales presence will decrease in these regions.
Due to the fact that many of our products are new to the market, we do not have significant experience in marketing and selling these products to patients, healthcare providers and payers (for example, we are new to certain therapy areas, such as neurology (gMG), and our sales force has had very limited exposure in educating and targeting sales to patients and physicians in neurology practices). This challenge is coupled with the fact that many of our sales and marketing team are new to Alexion and we are transitioning to third parties to market and sell our product in certain countries. If we are unable to successfully market and sell our new products and to successfully sell our products in new therapy areas, as well as successfully implement the transition to third parties to distribute and market our products in certain countries, our business and sales may be harmed. One of our objectives is to expand our business and sales in the future. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products in those jurisdictions where we will continue to rely on our direct sales force and, at the same time, effectively transition from a direct sales force model (or maintain such distributor capabilities in countries where we have already commenced commercial sales), we may not be able to successfully sell our products. In that event, we may not be able to maintain or increase revenues and achieve our goal of expanding our business. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all, or that we will be able to manage the transition to marketers and distributors in the relevant jurisdictions that will not cause any interruption or disruption in our business and sales of our products.
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

Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, if further studies or trials are initiated, what the scope and phase of the trial will be or that they will be completed, or if these further studies or trials are completed, that the design or results may provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to sustain regulatory approval of our product candidates, we could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials may be required if we determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint(s) in scientifically similar indications.
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
In addition, we intend to further increase the number of products in our preclinical and early-stage clinical pipeline and the number of indications that our products address. For example, in 2019 we plan to initiate a proof of concept clinical trial for ULTOMIRIS as a treatment for Amyotrophic Lateral Sclerosis (ALS) and an exploratory clinical study in Primary Progressive Multiple Sclerosis (PPMS). There is no guarantee that any proof of concept trial or exploratory clinical trial will provide sufficient evidence to advance our research beyond the proof of concept stage or exploratory clinical trial stage, and we may expend significant resources in an effort to establish proof of concept that ULTOMIRIS is a potential therapy for ALS or PPMS or that any other product in development will meet the standard for proof of concept for other indications. In the event that a product does satisfactorily establish proof of concept, and it does advance into preclinical or clinical trials, such product may face the risks and challenges identified in the preceding paragraph.
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
We may not accurately forecast demand for our products, including our new products, or the conversion of PNH patients to ULTOMIRIS, which may cause our operating results to fluctuate.
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
As we attempt to expand our pipeline, obtain regulatory approval for new products, facilitate the conversion of PNH patients from SOLIRIS to ULTOMIRIS in the U.S., seek regulatory approval for existing products in new jurisdictions and approval of new indications for existing products (such as SOLIRIS as a treatment for NMOSD and ULTOMIRIS as a treatment for aHUS), we may have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop and expand manufacturing, sales, marketing and distribution capabilities worldwide, some of which could be delayed, scaled-back or eliminated to achieve our financial objectives. These expenses may increase and such increases may exceed analyst and investor expectations.
If we fail to achieve the expected financial and operating benefits of our corporate restructurings, our business and financial results may be harmed.
We have undertaken corporate restructuring activities to re-align our global organization with our re-focused strategy, reduce costs, and realize operational efficiencies. We estimate that our most recent restructuring, which includes our transition in certain jurisdictions from a direct sales model to increased use of third parties, will result in a charge of up to $25.0 in 2019. These recent restructuring activities, including work force reductions, closing certain operational sites and our increased use of third parties in certain countries to market and distribute products (and rely less on a direct sales force), subject us to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. In addition, we will not exercise the same degree of control over any third parties that we do over our direct sales force and the ability to direct the third party or provide incentives for such third party to sell our products may not be as strong as in the case of a direct sales force. This transition and greater reliance on third party marketers and distributors may also increase the risk of litigation with third parties. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations that we believe were reasonable in our judgment at the time made but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.
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
As noted above, in 2018 a substantial portion of our total revenue was derived from SOLIRIS. We expect that there may be increased competition to SOLIRIS from, among other products and therapies, biosimilars, and we are still in the very early stages of the launch of ULTOMIRIS in the U.S. for PNH and cannot guarantee that our efforts to facilitate the conversion of patients from SOLIRIS to ULTOMIRIS or to have new PNH patients prescribed ULTOMIRIS will be successful (or that we will obtain clearance for ULTOMIRIS for PNH in the EU, Japan and other jurisdictions). As a result, we have identified rebuilding our product pipeline as a key strategic objective and, in order to achieve this objective, we expect to purchase businesses and acquire, co-develop or license technologies and products from third parties in the future. For example, in 2018, among other transactions, we completed acquisitions of Wilson Therapeutics and Syntimmune, Inc. We anticipate that we will regularly evaluate potential merger, acquisition, partnering and in-license opportunities in an effort to expand our pipeline or product offerings, and enhance our research platforms. Acquisitions of new businesses or products and in-licensing of new technologies and products may involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities and incurrence of debt;

•	assumption of material liabilities in connection with the target or purchased technology, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	failure of any acquired businesses or products or in-licensed products or technologies to achieve the scientific, medical, commercial or other results we anticipate;

•	diverting our management’s attention away from other business opportunities and concerns;

•	the potential loss of our key employees or key employees of the acquired companies; and

•	risks of entering disease areas and indications in which we have limited or no direct experience.
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
As of March 31, 2019, the net carrying value of our goodwill and other intangible assets, net totaled $8,598.2. As required by GAAP, we periodically assess these assets to determine if there are indicators of impairment. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of March 31, 2019 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Cash flow models used in our assessments are based on our limited commercial experience with KANUMA and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. As we continue to sell this product, new data may cause us to adjust the assumptions in our cash flow models. Changes to assumptions used in our net cash flow projections may result in material impairment charges in subsequent periods. The net book value of the KANUMA intangible asset as of March 31, 2019 is $3,187.6.
Our business could be adversely affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. See Note 18, “Commitments and Contingencies” to the footnotes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our material legal proceedings. For example, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of Soliris and related securities disclosures. Alexion is cooperating with these investigations. The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws. Any determination that our operations or activities are not in compliance with existing laws or regulations, by the SEC or DOJ in the above referenced matter for example, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, exclusion from the federal healthcare programs, healthcare debarment, product recalls, reputational damage and modifications of our business practices and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, we may be required to expend significant resources to defend the securities class action filed in December 2016 and, if we were found to have violated the securities laws, we could be required to pay significant damages to the plaintiffs. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions have been and we expect may continue to be expensive and time consuming. Any future litigation or investigation may also likely be expensive and time consuming.
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
We conduct a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates and such fluctuations affect our operating results. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, including the Euro, Japanese Yen, British Pound, Canadian dollar and Turkish Lira. As the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currencies decrease. When the U.S. dollar weakens against these currencies, the relative value of such sales increase. We manage a portion of our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the revenue hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately 8 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. Any significant foreign currency exchange rate fluctuations could adversely affect our financial condition and results of operations.
Risks Related to the Regulatory Environment
We operate in a highly regulated industry and if we or our third party providers fail to comply with U.S. and foreign regulations, we or our third party providers could lose our approvals to market our products or our product candidates, and our business may be seriously harmed.
We and our current and future third party vendors, contract manufacturers, CROs, distributors and suppliers and logistic providers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU Member States and the MHLW. These regulations, many of which are complex, relate to almost all aspects of our business, including GCP, GLP, cGMP and pharmacovigilance rules (for additional information on the regulations relating to our business, see “Business - Government Regulation” in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2018). If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (such as product contamination), or in the case of KANUMA, problems with animal operations, a regulatory agency may impose restrictions on that product, the manufacturing facility or us. We have received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at one of our facilities, which was remediated. If we had failed to address the FDA’s concerns or if we (or one of our third party contract manufacturers) were to receive another Warning Letter in the future relating to cGMP or other applicable regulations, the FDA or other regulatory authorities could take regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, suspension of clinical trials, withdrawal of FDA approval and/or criminal prosecution.
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
In addition, we are subject to antitrust regulations with respect to our acquisitions, as well as our interactions with other participants in the markets we serve. In addition, these antitrust laws are vigorously enforced in the U.S. and in other jurisdictions in which we operate. In connection with any business development transaction, acquisition, development agreement or collaboration that is reviewed by regulatory authorities, there can be no assurance that these antitrust approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of such business development transaction or require changes to the terms of the applicable transaction. In addition, the regulatory review process may cause a delay in the closing of a transaction beyond the time that we anticipate and communicate. Any conditions or unexpected delays in approval could have the effect of jeopardizing or delaying completion of the applicable transaction or reducing the anticipated benefits of the transaction (or, as noted above, may prohibit closing of the transaction).
Our product candidates require extensive clinical testing and regulatory approval and failure to satisfy regulatory requirements that meet the appropriate safety and efficacy thresholds may prevent us from being able to market our products and limit our ability to grow our business and diversify our revenue.
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
We are subject to healthcare “fraud and abuse” laws, such as the False Claims Act, the anti-kickback provisions of the federal Social Security Act, laws prohibiting off-label product promotion and other related federal and state laws and regulations.
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
Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements and potential penalties is provided under “Government Regulation - Fraud and Abuse” included above in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Finally, the FDA, the EU and EU Member States and the MHLW impose restrictions on the promotion and marketing of drug products and prohibit pharmaceutical manufacturers from promoting products for indications other than those cleared or approved by regulatory authorities or for use in manner that is not consistent with the product label approved by regulatory agencies, or off-label promotion. In certain instances, physicians are, however, in their medical judgment permitted to use products for unapproved purposes and we are aware of such uses of SOLIRIS. For information regarding a recent MHLW inquiry focused on our communication efforts regarding the proper use of SOLIRIS in Japan for aHUS, see Note 18, “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although we believe our marketing materials and training programs for physicians do not constitute improper promotion, the FDA, the U.S. Department of Justice (DOJ), other federal or state government agencies, the EU, EU Member States or the MHLW may disagree. If any governmental authority determines that our promotional materials, training or other activities constitute improper promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, product withdrawal or recall, injunction, seizure, civil fine and criminal penalties. It is also possible that other enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption laws and regulations that generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business and we operate in countries that are recognized as having a greater potential for governmental and commercial corruption. While we have, and continue to, enhance our compliance and training programs, we cannot assure that our compliance program, policies and procedures will always protect us from acts committed by employees or third-parties acting on our behalf.
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also sought information related to our recalls of specific lots of SOLIRIS and related securities disclosures. In December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of certain 501(c)(3) organizations (as described elsewhere in this Quarterly Report on Form 10-Q). We settled this investigation with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services in April 2019 which resulted in a payment to the government of $13.1 million. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into our Brazilian operations. In October 2018, the MHLW conducted an inspection of our Japanese operations and in March 2019, the MHLW indicated that its investigation is complete. We are cooperating with the open investigations. At this time, we are unable to predict the duration, scope or outcome of the open investigations. In addition, even though we have settled the investigation relating generally to our support of certain 501(c)(3) organizations that was initiated by the U.S. Attorney’s Office for the District of Massachusetts in December 2016 and the October 2018 investigation by the MHLW has been closed by the MHLW, we may be subject to similar investigations in the future by the same or other regulatory agencies and government authorities and the penalties imposed on us may be materially greater in amount or we may be subject to material limitations on our operations, activities and our business.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B pricing program is described in Pharmaceutical Pricing and Reimbursement in Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2018. The 340B ceiling price is calculated using a statutory formula, which is based on, among other prices, the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. We are a participant in the 340B drug pricing program and are, for the applicable covered entities, subject to the price ceiling. Any changes to the 340B drug pricing program, including:

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
We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the U.S. or other countries. In addition, a patent may be issued in one country, but a counterpart patent may not be issued in another country. For example, we have applied for a certain patent in the

EU that would provide protection for the composition of matter for SOLIRIS through 2027, and while a similar patent was granted in the U.S., the European patent application remains under examination by the European Patent Office and a hearing on it scheduled for February 2019 has been delayed until later in the year. Even if a patent is issued, that is not conclusive as to inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our products. Third parties may challenge our patents, and have challenged our patents in the past and, in some cases have been successful in such challenges. For example, on January 21, 2019, the Opposition Division of the European Patent Office determined, following multi-party opposition proceedings, to revoke our European patent No. 2359834, which relates to the formulation of SOLIRIS and on February 28, 2019, Amgen Inc. petitioned the U.S. Patent and Trademark Office to institute inter partes review of three of our patents that relate to SOLIRIS. In addition to the protections afforded by patents (which, as noted above are subject to challenge and potentially invalidation), certain of our products do benefit from regulatory protections for applicable indications in certain geographies that allow such protections. For example, SOLIRIS is protected in Europe by orphan drug exclusivity through late 2023 for aHUS and until 2027 for gMG.
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

Any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our products. Intellectual property disputes, such as those initiated by Chugai, can be costly and time consuming to defend. Prior to launch of a new product (or an existing product for a new indication), for various reasons, a patent owner may not be able to assert its patent rights so it is possible that any potential challenges to our products may be made after a product has been commercialized and not necessarily while the product is in development, in clinical trials or during the regulatory review process. If we cannot successfully defend against any future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or be forced to stop manufacturing, using or selling our products (and we may be, in certain cases, prevented from initiating product launches in certain jurisdictions), which may adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce the risks in connection with product launches (or at a later time) and to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. In addition, even if we obtained a license, it would likely be non-exclusive and any competitive advantage resulting from the licensed technology may be of limited value and the same technology could be utilized by competitors.
In some instances, we believe we may prevail in a patent infringement action. There can, however, be no assurance that the court will agree with our position or that they will decide this or any other infringement case in our favor. Nor can we be certain that, if we do not prevail in litigation, that we may be able to obtain a license to any third-party patent on commercially reasonable terms or at all; successfully develop non-

infringing alternatives on a timely basis (or at all); or license alternative non-infringing technology, if any exists, on commercially reasonable terms (or at all). Any impediment to our ability to manufacture, use or sell approved forms of our products or our product candidates could have a material adverse effect on our business and prospects.
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
Market exclusivity for our products is based upon patent rights and certain regulatory forms of protection. The scope of our product patent rights vary from country to country and is dependent on the availability of meaningful legal remedies in each country. The failure to obtain patent and other intellectual property rights, or limitations on the use, or loss of such rights, could be material to our business. In some countries, patent protections for our products may not exist because certain countries did not historically offer the right to obtain specific types of patents or we did not file patents in those markets. Also, the patent environment is unpredictable and the validity and enforceability of patents cannot be predicted with certainty. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, biosimilar or generic versions of the product can be approved and marketed. For example, in 2019, a SOLIRIS biosimilar was approved in Russia for the treatment of patients with PNH and aHUS. Even prior to the expiration of regulatory exclusivity, a competitor could seek to obtain marketing approval by submitting its own clinical trial data.
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
Risks Related to Our Common Stock
Our stock price is volatile.
The trading price of our common stock has been volatile and may continue to be volatile in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our products, product development by us or our competitors, changes in laws, including healthcare, tax or intellectual property laws, intellectual property developments, changes in reimbursement or drug pricing, the existence or outcome of litigation or government proceedings, including the SEC/DOJ investigation and the Chugai lawsuits alleging patent infringement, acquisitions or other strategic transactions, and the perceptions of our investors that we are not performing or meeting expectations. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected
Anti-takeover provisions in our charter and bylaws and under Delaware law could make a third-party acquisition of us difficult and may frustrate any attempt to remove or replace our current management.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2019	—	$—	—	$451.5
February 1-28, 2019	—	$—	—	$451.5
March 1-31, 2019	0.1	$133.0	0.1	$440.1
Total	0.1	$133.0	0.1
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)Exhibits:

10.1	Employment Agreement, dated June 5, 2017, by and between Anne-Marie Law and Alexion Pharmaceuticals, Inc.**

10.2	Employment Agreement, dated as of June 5, 2017, by and between John J. Orloff and Alexion Pharmaceuticals, Inc.**

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

** Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: April 25, 2019		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date: April 25, 2019		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)