Form 10-Q
period 2019-06-30
ALEXION PHARMACEUTICALS, INC.
filed 2019-07-24
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
N/A
(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.0001 par value	ALXN	NASDAQ Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	$0.0001 par value	224,226,878
Class		Outstanding as of July 22, 2019

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$1,984.2	$1,365.5
Marketable securities	105.4	198.3
Trade accounts receivable, net	1,123.6	922.3
Inventories	494.6	472.5
Prepaid expenses and other current assets	460.7	426.4
Total current assets	4,168.5	3,385.0
Property, plant and equipment, net	1,123.5	1,471.5
Intangible assets, net	3,487.6	3,641.3
Goodwill	5,037.4	5,037.4
Right of use operating assets	209.5	—
Other assets	541.2	396.7
Total assets	$14,567.7	$13,931.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$728.7	$698.2
Revolving credit facility	—	250.0
Current portion of long-term debt	126.6	93.8
Current portion of contingent consideration	100.0	97.6
Other current liabilities	76.2	34.4
Total current liabilities	1,031.5	1,174.0
Long-term debt, less current portion	2,438.3	2,501.7
Contingent consideration	158.2	183.2
Facility lease obligation	—	361.0
Deferred tax liabilities	341.2	391.1
Noncurrent operating lease liabilities	165.5	—
Other liabilities	269.5	155.6
Total liabilities	4,404.2	4,766.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common stock, $0.0001 par value; 290 shares authorized; 237.3 and 236.2 shares issued at June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	8,677.0	8,539.1
Treasury stock, at cost, 13.1 and 12.7 shares at June 30, 2019 and December 31, 2018, respectively	(1,738.8)	(1,689.9)
Accumulated other comprehensive loss	(57.9)	(9.7)
Retained earnings	3,283.2	2,325.8
Total stockholders' equity	10,163.5	9,165.3
Total liabilities and stockholders' equity	$14,567.7	$13,931.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net product sales	$1,202.5	$1,044.7	$2,342.7	$1,975.1
Other revenue	0.8	0.3	1.0	0.8
Total revenues	1,203.3	1,045.0	2,343.7	1,975.9
Cost of sales	99.2	95.3	185.0	186.9
Operating expenses:
Research and development	187.6	173.4	383.5	350.0
Selling, general and administrative	299.3	277.3	580.8	534.4
Acquired in-process research and development	(4.1)	803.7	(4.1)	803.7
Amortization of purchased intangible assets	80.1	80.1	160.1	160.1
Change in fair value of contingent consideration	6.1	4.7	(22.6)	57.4
Restructuring expenses	2.5	10.6	11.6	16.1
Total operating expenses	571.5	1,349.8	1,109.3	1,921.7
Operating income (loss)	532.6	(400.1)	1,049.4	(132.7)
Other income and expense:
Investment (expense) income	(14.9)	7.7	27.6	113.5
Interest expense	(18.3)	(25.0)	(38.2)	(49.1)
Other income and (expense)	0.1	(1.2)	2.5	1.3
Income (loss) before income taxes	499.5	(418.6)	1,041.3	(67.0)
Income tax (benefit) expense	39.7	38.8	(6.4)	141.3
Net income (loss)	$459.8	$(457.4)	$1,047.7	$(208.3)
Earnings (loss) per common share
Basic	$2.05	$(2.05)	$4.68	$(0.94)
Diluted	$2.04	$(2.05)	$4.64	$(0.94)
Shares used in computing earnings (loss) per common share
Basic	224.2	222.6	224.0	222.3
Diluted	225.6	222.6	225.7	222.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in millions)

	Three months ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$459.8	$(457.4)	$1,047.7	$(208.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation	1.5	(8.1)	(0.5)	(4.3)
Unrealized gains (losses) on debt securities	—	—	0.2	(0.4)
Unrealized gains on pension obligation	—	—	—	0.7
Unrealized gains (losses) on hedging activities, net of tax of $(12.1), $15.4, $(14.3) and $10.5, respectively	(38.9)	50.9	(47.9)	35.5
Other comprehensive income (loss), net of tax	(37.4)	42.8	(48.2)	31.5
Comprehensive income (loss)	$422.4	$(414.6)	$999.5	$(176.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended June 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, March 31, 2019	237.0	$—	$8,604.9	12.8	$(1,701.2)	$(20.5)	$2,823.4	$9,706.6
Repurchase of common stock	—	—	—	0.3	(37.6)	—	—	(37.6)
Issuance of common stock under stock option and stock purchase plans	0.1	—	11.2	—	—	—	—	11.2
Issuance of restricted common stock	0.2	—	—	—	—	—	—	—
Share-based compensation expense	—	—	60.9	—	—	—	—	60.9
Net income	—	—	—	—	—	—	459.8	459.8
Other comprehensive loss	—	—	—	—	—	(37.4)	—	(37.4)
Balances, June 30, 2019	237.3	$—	$8,677.0	13.1	$(1,738.8)	$(57.9)	$3,283.2	$10,163.5

Three months ended June 30, 2018	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, March 31, 2018	235.2	$—	$8,350.9	12.7	$(1,689.9)	$(45.7)	$2,497.4	$9,112.7
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common stock under stock option and stock purchase plans	0.2	—	15.1	—	—	—	—	15.1
Issuance of restricted common stock	0.1	—	0.3	—	—	—	—	0.3
Share-based compensation expense	—	—	53.9	—	—	—	—	53.9
Net income (loss)	—	—	—	—	—	—	(457.4)	(457.4)
Other comprehensive income	—	—	—	—	—	42.8	—	42.8
Balances, June 30, 2018	235.5	$—	$8,420.2	12.7	$(1,689.9)	$(2.9)	$2,040.0	$8,767.4

Six Months Ended June 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2018	236.2	$—	$8,539.1	12.7	$(1,689.9)	$(9.7)	$2,325.8	$9,165.3
Repurchase of common stock	—	—	—	0.4	(48.9)	—	—	(48.9)
Issuance of common stock under stock option and stock purchase plans	0.2	—	21.3	—	—	—	—	21.3
Issuance of restricted common stock	0.9	—	—	—	—	—	—	—
Share-based compensation expense	—	—	116.6	—	—	—	—	116.6
Net income	—	—	—	—	—	—	1,047.7	1,047.7
Other comprehensive loss	—	—	—	—	—	(48.2)	—	(48.2)
Adoption of new accounting standards (see Note 2)	—	—	—	—	—	—	(90.3)	(90.3)
Balances, June 30, 2019	237.3	$—	$8,677.0	13.1	$(1,738.8)	$(57.9)	$3,283.2	$10,163.5

Six Months Ended June 30, 2018	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2017	234.3	$—	$8,290.3	12.0	$(1,604.9)	$(34.4)	$2,242.1	$8,893.1
Repurchase of common stock	—	—	—	0.7	(85.0)	—	—	(85.0)
Issuance of common stock under stock option and stock purchase plans	0.3	—	24.6	—	—	—	—	24.6
Issuance of restricted common stock	0.9	—	—	—	—	—	—	—
Share-based compensation expense	—	—	105.3	—	—	—	—	105.3
Net income (loss)	—	—	—	—	—	—	(208.3)	(208.3)
Other comprehensive income	—	—	—	—	—	31.5	—	31.5
Adoption of new accounting standards	—	—	—	—	—	—	6.2	6.2
Balances, June 30, 2018	235.5	$—	$8,420.2	12.7	$(1,689.9)	$(2.9)	$2,040.0	$8,767.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,047.7	$(208.3)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	193.7	202.0
Change in fair value of contingent consideration	(22.6)	57.4
Share-based compensation expense	117.6	105.2
Non-cash expense for acquired IPR&D	—	86.6
Deferred taxes (benefit)	(40.8)	111.5
Unrealized foreign currency loss (gain)	(4.1)	12.7
Unrealized loss (gain) on forward contracts	11.3	3.1
Unrealized gain on strategic equity investments	(8.6)	(100.5)
Other	(2.3)	13.2
Changes in operating assets and liabilities:
Accounts receivable	(196.4)	(137.0)
Inventories	(24.0)	(4.1)
Prepaid expenses, right of use operating assets and other assets	(126.8)	(55.7)
Accounts payable, accrued expenses, lease liabilities and other liabilities	23.6	(130.6)
Net cash provided by operating activities	968.3	(44.5)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(41.1)	(612.8)
Proceeds from maturity or sale of available-for-sale debt securities	139.3	1,054.8
Purchases of mutual funds related to nonqualified deferred compensation plan	(10.9)	(7.5)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	9.0	5.9
Purchases of property, plant and equipment	(82.8)	(129.4)
Purchases of strategic investments	(43.8)	—
Purchase of intangible assets	(8.0)	—
Other	0.2	2.6
Net cash provided by (used in) investing activities	(38.1)	313.6
Cash flows from financing activities:
Debt issuance costs	—	(7.6)
Proceeds from revolving credit facility	—	250.0
Payments on term loan facility	(32.7)	(293.8)
Payments on revolving credit facility	(250.0)	—
Repurchases of common stock	(48.9)	(85.0)
Net proceeds from issuance of common stock under share-based compensation arrangements	20.5	24.6
Other	(2.4)	(4.7)
Net cash used in financing activities	(313.5)	(116.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.7	(6.1)
Net change in cash and cash equivalents and restricted cash	617.4	146.5
Cash and cash equivalents and restricted cash at beginning of period	1,367.3	586.3
Cash and cash equivalents and restricted cash at end of period	$1,984.7	$732.8

	Six months ended June 30,
	2019	2018

Supplemental cash flow disclosures from investing and financing activities:
Fair value of contingent liability related to strategic investment and purchase option	$27.4	$—
Operating ROU lease assets obtained in exchange for operating lease liabilities	$20.7	$—
Capitalization of construction costs related to facility lease obligations	$—	$33.2
Accounts payable and accrued expenses for purchases of property, plant and equipment and intangible assets	$14.3	$15.8
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
We are the global leader in complement inhibition and have developed and commercialize two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH), as well as the first approved complement inhibitor to treat atypical hemolytic uremic syndrome (aHUS), anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and anti-AQP4 antibody-positive neuromyelitis optica spectrum disorder (NMOSD).  In addition, Alexion has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development with strategic focus in hematology and nephrology, neurology, metabolics and neonatal Fc receptor (FcRn). We were incorporated in 1992 under the laws of the State of Delaware.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
Recently Adopted Accounting Pronouncements
ASU 2016-02, "Leases": In February 2016, the FASB issued a new standard that requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.
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
Wilson Therapeutics AB
On May 25, 2018, we completed the acquisition of Wilson Therapeutics AB (publ), a biopharmaceutical company based in Stockholm, Sweden (Wilson Therapeutics) that developed a novel therapy for patients with rare copper-mediated disorders, pursuant to a recommended public cash offer of SEK 232 for each share of stock of Wilson Therapeutics. As a result of the acquisition, we added WTX101 (ALXN1840), a highly innovative drug candidate that is currently in Phase III clinical trials for the treatment of patients with Wilson disease, to our clinical pipeline.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The acquisition of Wilson Therapeutics was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single asset, WTX101.
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

The acquired in-process research and development asset relates to WTX101. Due to the stage of development of this asset at the date of acquisition, significant risk remained and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there was no alternative future use associated with WTX101. Accordingly, the value of this asset was expensed during the second quarter of 2018.
Employee related liabilities include the value of outstanding employee equity incentive awards that were accelerated in connection with the Wilson Therapeutics acquisition that have been settled in cash. Also included in this amount were employer tax obligations associated with the employee equity incentive awards.
In connection with rights to WTX101 that were previously acquired by Wilson Therapeutics from third parties, we could be required to pay up to approximately $19.0 if certain development, regulatory and commercial milestones are met over time, as well as royalties on commercial sales.
Syntimmune, Inc.
In September 2018, we entered into a definitive agreement to acquire Syntimmune, Inc. (Syntimmune), a clinical-stage biotechnology company developing an antibody therapy targeting the FcRn. Syntimmune’s lead candidate, SYNT001 (ALXN1830), is a monoclonal antibody that is designed to inhibit the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes, that is being studied for the treatment of IgG-mediated autoimmune diseases. The acquisition of Syntimmune closed in November 2018. Under the terms of the acquisition agreement, Alexion acquired Syntimmune for an upfront cash payment of $400.0, with the potential for additional milestone-dependent payments of up to $800.0, for a total potential value of up to $1,200.0.
The acquisition of Syntimmune was accounted for as an asset acquisition, as substantially all of the fair value of the gross assets acquired was concentrated in a single in-process research and development asset, SYNT001.
In connection with the agreement of the final working capital adjustment for the Syntimmune acquisition, we recognized a benefit of $4.1 associated with previously acquired in-process research and development in the second quarter 2019.
The following table summarizes the total consideration for the acquisition and the value of the assets acquired and liabilities assumed:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Consideration
Upfront payment for acquisition of Syntimmune outstanding shares	$400.0
Cash acquired	4.2
Working capital adjustment	2.3
Transaction costs	0.9
Total consideration	$407.4

Assets Acquired and Liabilities Assumed
Cash	$4.2
In-process research & development	375.2
Deferred tax assets	25.1
Other assets and liabilities	2.9
Total net assets acquired	$407.4

The acquired in-process research and development asset relates to SYNT001. Due to the stage of development of this asset at the date of acquisition, significant risk remained and it was not yet probable that there was future economic benefit from this asset. Absent successful clinical results and regulatory approval for the asset, there was no alternative future use associated with SYNT001. Accordingly, the value of this asset was expensed during the fourth quarter of 2018.

4.	Inventories
The components of inventory are as follows:

	June 30,	December 31,
	2019	2018
Raw materials	$38.2	$31.4
Work-in-process	116.6	90.4
Finished goods	339.8	350.7
	$494.6	$472.5

5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		June 30, 2019			December 31, 2018
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing rights	5-8	$47.0	$(30.9)	$16.1	$39.0	$(29.3)	$9.7
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(1,239.2)	3,471.3	4,710.5	(1,079.1)	3,631.4
Other intangibles	5	0.4	(0.2)	0.2	0.4	(0.2)	0.2
Total		$4,768.4	$(1,280.8)	$3,487.6	$4,760.4	$(1,119.1)	$3,641.3
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4
Amortization expense for the three months ended June 30, 2019 and 2018 was $81.2 and $80.3, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $161.7 and $160.6, respectively. As of June 30, 2019, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $161.7 for the six months ending December 31, 2019, and approximately $323.0 for each of the years ending December 31, 2020 through December 31, 2024.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of June 30, 2019, the net book value of our purchased technology includes $3,122.5 associated with the KANUMA intangible asset, which we acquired in the acquisition of Synageva BioPharma Corp. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of June 30, 2019 and determined that there were no indicators of impairment. Cash flow models used in our assessments are based on our commercial experience to date with KANUMA and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. We will continue to review the related valuation and accounting of this asset as new information becomes available to us.

6.	Debt
On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement), with Bank of America, N.A. as Administrative Agent. The Credit Agreement amended and restated our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement).
The Credit Agreement provides for a $1,000.0 revolving credit facility and a $2,612.5 term loan facility. The revolving credit facility and the term loan facility mature on June 7, 2023. Beginning with the quarter ending June 30, 2019, we are required to make payments of 5.00% of the original principal amount of the term loan facility annually, payable in equal quarterly installments.
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended June 30, 2019 and 2018 was $1.3 and $3.2, respectively, and amortization expense associated with deferred financing costs for the six months ended June 30, 2019 and 2018 was $2.5 and $5.5, respectively. Remaining unamortized deferred financing costs as of June 30, 2019 and December 31, 2018 were $18.3 and $20.8, respectively.
We made principal payments of $32.7 on the term loan during the three and six months ended June 30, 2019 and as of June 30, 2019, we had $2,579.8 outstanding on the term loan. In January 2019, we paid the outstanding balance on the revolving credit facility of $250.0 in full and we had no outstanding borrowings under the revolving credit facility as of June 30, 2019. As of June 30, 2019, we had open letters of credit of $1.0 that offset our availability in the revolving facility.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss) used for basic and diluted calculation	$459.8	$(457.4)	$1,047.7	$(208.3)
Shares used in computing earnings (loss) per common share—basic	224.2	222.6	224.0	222.3
Weighted-average effect of dilutive securities:
Stock awards	1.4	—	1.7	—
Shares used in computing earnings (loss) per common share—diluted	225.6	222.6	225.7	222.3
Earnings (loss) per common share:
Basic	$2.05	$(2.05)	$4.68	$(0.94)
Diluted	$2.04	$(2.05)	$4.64	$(0.94)

We exclude from diluted EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of diluted EPS for the three and six months ended June 30, 2019 were 1.9 and 2.9 shares of common stock, respectively, because their effect was anti-dilutive. For the three and six months ended June 30, 2018, we reported a net loss; therefore, no outstanding stock awards were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive.

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$274.0	$—	$—	$274.0
Corporate bonds	28.0	—	—	28.0
Other government-related obligations:
U.S.	117.8	—	—	117.8
Bank certificates of deposit	24.3	—	—	24.3
Total available-for-sale debt securities	$444.1	$—	$—	$444.1

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$52.1	$—	$—	$52.1
Corporate bonds	122.9	—	(0.1)	122.8
Other government-related obligations:
U.S.	17.5	—	—	17.5
Bank certificates of deposit	33.2	—	—	33.2
Total available-for-sale debt securities	$225.7	$—	$(0.1)	$225.6

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2019 and December 31, 2018 was $25.5 and $128.7, respectively. We did not have any investments in a continuous unrealized

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

loss position for more than twelve months as of June 30, 2019 and December 31, 2018. As of June 30, 2019, we believe that the cost basis of our available-for-sale debt securities is recoverable.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheets were as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$359.4	$43.8
Marketable securities	84.7	181.8
	$444.1	$225.6

The fair values of available-for-sale debt securities at June 30, 2019, by contractual maturity, are summarized as follows:

June 30, 2019
Due in one year or less	$438.3
Due after one year through three years	5.8
$444.1

We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of June 30, 2019 and December 31, 2018, the fair value of these investments was $20.7 and $16.5, respectively.

We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three and six months ended June 30, 2019 and 2018.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of June 30, 2019, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,136.1 that qualified for hedge accounting with current contract maturities through December 2020. As of June 30, 2019, we had open expense related foreign exchange forward contracts with notional amounts totaling $17.1 that qualified for hedge accounting with contract maturities through September 2022.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the total interest rate swap contracts executed as of June 30, 2019:

Type of Interest Rate Swap	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	1,531.3	December 2016 - January 2018	December 2019	0.98% - 1.62%
Floating to Fixed	450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	300.0	January 2019	December 2019	2.08%
Floating to Fixed	1,300.0	December 2019	December 2022	2.37% - 2.83%

The amount of gains and (losses) recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	June 30, 2019		June 30, 2018
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,202.5	$(18.3)	$1,044.7	$(25.0)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$9.1	$—	$(1.7)	$—
Interest rate swap contracts	$—	$4.5	$—	$3.1

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$2,342.7	$(38.2)	$1,975.1	$(49.1)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$16.1	$—	$(14.8)	$—
Interest rate swap contracts	$—	$9.1	$—	$4.5
The impact on AOCI from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Foreign Exchange Forward Contracts:
Gain (loss) recognized in AOCI, net of tax	$(3.9)	$49.0	$10.3	$16.5
Gain (loss) reclassified from AOCI to net product sales, net of tax	$7.0	$(1.3)	$12.4	$(11.4)
Interest Rate Contracts:
Gain (loss) recognized in AOCI, net of tax	$(24.6)	$3.1	$(38.8)	$11.2
Gain (loss) reclassified from AOCI to interest expense, net of tax	$3.4	$2.5	$7.0	$3.6

Assuming no change in foreign exchange rates from market rates at June 30, 2019, $4.8 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at June 30, 2019, $5.2 of losses recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts was immaterial at June 30, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We enter into foreign exchange forward contracts, with durations of up to 8 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2019, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,963.0.
We recognized a gain (loss) of $(5.8) and $18.4, in other income and (expense) for the three months ended June 30, 2019 and 2018, respectively, associated with the foreign exchange contracts not designated as hedging instruments. We recognized a gain (loss) of $(2.6) and $10.3, in other income and (expense) for the six months ended June 30, 2019 and 2018, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.4	Other current liabilities	$7.6
Foreign exchange forward contracts	Other assets	1.1	Other liabilities	1.8
Interest rate contracts	Prepaid expenses and other current assets	5.6	Other current liabilities	10.8
Interest rate contracts	Other assets	—	Other liabilities	52.2
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	16.1	Other current liabilities	15.4
Total fair value of derivative instruments		$35.2		$87.8

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

	June 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$35.2	$—	$35.2	$(24.4)	$—	$10.8
Derivative liabilities	(87.8)	—	(87.8)	24.4	—	(63.4)

	December 31, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$60.9	$—	$60.9	$(30.2)	$—	$30.7
Derivative liabilities	(40.0)	—	(40.0)	30.2	—	(9.8)

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
Moderna
During 2014, we purchased $37.5 of preferred stock of Moderna Therapeutics, Inc. (Moderna), a privately held biotechnology company, which was recorded at cost. During the first quarter 2018, Moderna announced the completion of a new round of financing. As a result, we recognized an unrealized gain of $100.8 in investment income during the first quarter 2018 to adjust our investment in Moderna to fair value as of the date of the observable price change, based on the per share price in Moderna's new round of financing. There were no observable price changes during the second quarter 2018.
On December 6, 2018, Moderna completed its initial public offering (IPO) and shares of Moderna began trading on the Nasdaq Global Select Market under the symbol “MRNA.” As part of the IPO, our preferred stock was converted into Moderna common stock and subject to a one year lock-up period. As our equity investment in Moderna common stock now has a readily determinable fair value, we are recording the investment at fair value, with the effects of the holding period restriction estimated using an option pricing valuation model. During the three and six months ended June 30, 2019, we recognized an unrealized (loss) gain of $(29.0) and $0.8, respectively, in investment income to adjust our investment in Moderna to fair value as of June 30, 2019.
The fair value of this investment was $82.7 and $81.9 as of June 30, 2019 and December 31, 2018, respectively.
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and six months ended June 30, 2019, we recognized an unrealized gain of $0.9 and $4.2, respectively, in investment income to adjust our equity investment in Dicerna to fair value as of June 30, 2019.
The fair value of this investment was $13.1 and $8.9 as of June 30, 2019 and December 31, 2018, respectively.
Caelum
In January 2019, we purchased $41.0 of preferred stock of Caelum Biosciences (Caelum), a privately-held biotechnology company, and a $16.1 option to acquire the remaining equity in Caelum in connection with an agreement that we entered into with Caelum, see Note 18, “Commitments and Contingencies” for additional information on the agreement. As our equity investment in Caelum and the option to acquire the remaining equity in Caelum do not have a readily determinable fair value, we are recording the assets at cost, less impairment, and adjusted for any subsequent changes resulting from an observable price change in an orderly transaction for identical or similar equity securities of the same issuer.
There were no observable price changes associated with these assets during the six months ended June 30, 2019. The carrying value of the investment and option of $41.0 and $16.1, respectively, were not impaired as of June 30, 2019.
Zealand
In March 2019, we purchased $13.8 of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark, see Note 18, “Commitments and Contingencies” for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. We have considered the effects of a six month holding period restriction and determined that the impact on the fair value of the investment is immaterial. During the three and six months ended June 30, 2019, we recognized an unrealized gain of $2.9 and $3.6, respectively, in investment income to adjust our equity investment in Zealand to fair value as of June 30, 2019.
The fair value of this investment was $17.4 as of June 30, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 0.3 shares of our common stock at a cost of $37.6 during the three months ended June 30, 2019. During the six months ended June 30, 2019 and 2018, we repurchased 0.4 and 0.7 shares of our common stock at a cost of $48.9 and $85.0, respectively. The Company did not repurchase any shares during the three months ended June 30, 2018.
Subsequent to June 30, 2019, we repurchased 0.1 shares of common stock under our repurchase program at a cost of $9.0. As of July 22, 2019, there is a total of $393.6 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2019 and 2018:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$(2.6)	$(0.3)	$9.6	$(16.4)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	(28.5)	(0.5)	(28.8)
Amounts reclassified from other comprehensive income	—	—	(19.4)	—	(19.4)
Net other comprehensive income (loss)	—	0.2	(47.9)	(0.5)	(48.2)
Balances, June 30, 2019	$(2.6)	$(0.1)	$(38.3)	$(16.9)	$(57.9)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)
Other comprehensive income (loss) before reclassifications	1.3	0.1	27.7	(4.3)	24.8
Amounts reclassified from other comprehensive income	(0.6)	(0.5)	7.8	—	6.7
Net other comprehensive income (loss)	0.7	(0.4)	35.5	(4.3)	31.5
Balances, June 30, 2018	$(4.1)	$(0.2)	$21.6	$(20.2)	$(2.9)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2019	2018	2019	2018
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$9.1	$(1.7)	$16.1	$(14.8)	Net product sales
Interest rate swap contracts	4.5	3.1	9.1	4.5	Interest expense
	13.6	1.4	25.2	(10.3)
	(3.2)	(0.2)	(5.8)	2.5	Income tax (benefit) expense
	$10.4	$1.2	$19.4	$(7.8)

13.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement at June 30, 2019
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$498.5	$—	$498.5	$—
Cash equivalents	Commercial paper	$240.2	$—	$240.2	$—
Cash equivalents	Bank certificates of deposit	$12.2	$—	$12.2	$—
Cash equivalents	Other government-related obligations	$107.0	$—	$107.0	$—
Marketable securities	Mutual funds	$20.7	$20.7	$—	$—
Marketable securities	Commercial paper	$33.8	$—	$33.8	$—
Marketable securities	Corporate bonds	$28.0	$—	$28.0	$—
Marketable securities	Other government-related obligations	$10.8	$—	$10.8	$—
Marketable securities	Bank certificates of deposit	$12.1	$—	$12.1	$—
Other assets	Equity securities	$113.3	$30.6	$82.7	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$28.5	$—	$28.5	$—
Other assets	Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Other current liabilities	Foreign exchange forward contracts	$23.0	$—	$23.0	$—
Other liabilities	Foreign exchange forward contracts	$1.8	$—	$1.8	$—
Prepaid expenses and other current assets	Interest rate contracts	$5.6	$—	$5.6	$—
Other current liabilities	Interest rate contracts	$10.8	$—	$10.8	$—
Other liabilities	Interest rate contracts	$52.2	$—	$52.2	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$100.0	$—	$—	$100.0
Contingent consideration	Acquisition-related contingent consideration	$158.2	$—	$—	$158.2
Other current liabilities	Other contingent payments	$13.9	$—	$—	$13.9
Other liabilities	Other contingent payments	$13.5	$—	$—	$13.5

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

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2019.

Valuation Techniques
We classify mutual fund investments and equity securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy include money market funds, commercial paper, U.S. and foreign government-related debt, corporate debt securities and certificates of deposit. We estimate the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for similar securities, issuer credit spreads, benchmark yields, and other observable inputs. We validate the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
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
As of June 30, 2019, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

Acquisition-Related Contingent Consideration
In connection with prior business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt of 5.1% for developmental and regulatory milestones and a weighted average cost of capital of 10.0% for sales-based milestones.
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
As of June 30, 2019, estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $702.0 if all development, regulatory and sales-based milestones are reached. In the second quarter 2019, a sales-based milestone associated with our acquisition of Enobia Pharma Corp. was achieved. In connection with such achievement, we will make a $100.0 milestone payment in the third quarter 2019.
As of June 30, 2019, the fair value of acquisition-related contingent consideration was $258.2. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six months ended
June 30, 2019
Balance at beginning of period	$280.8
Changes in fair value	(22.6)
Balance at end of period	$258.2

Other Contingent Payments
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 during the first quarter 2019 and could be required to pay up to an additional $30.0 in contingent milestone-dependent fees. These contingent payments meet the definition of a derivative liability and were initially recorded at fair value of $27.1, based on the probability-weighted cash flows, discounted using a cost of debt ranging from 3.3% to 3.5%.
Each reporting period, we adjust the derivative liability associated with the contingent fees to fair value with changes in fair value recognized in other income and expense. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, change in fair value will only reflect the interest component of the liability related to the passage of time. As of June 30, 2019, the fair value of our contingent fees was $27.4. We recorded $0.3 in other income and (expense) during the three and six months ended June 30, 2019 related to the change in the fair value of the liability.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

14.	Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
SOLIRIS
United States	$496.3	$395.8	$960.0	$731.8
Europe	280.2	253.4	544.7	504.2
Asia Pacific	110.3	93.6	211.2	179.1
Rest of World	94.0	155.4	226.9	283.2
Total	$980.8	$898.2	$1,942.8	$1,698.3

ULTOMIRIS
United States	$54.2	$—	$78.8	$—
Europe	—	—	—	—
Asia Pacific	—	—	—	—
Rest of World	—	—	—	—
Total	$54.2	$—	$78.8	$—

STRENSIQ
United States	$106.2	$99.9	$205.7	$189.1
Europe	19.5	16.4	37.0	30.4
Asia Pacific	12.1	6.3	22.0	12.0
Rest of World	3.5	2.5	6.7	4.3
Total	$141.3	$125.1	$271.4	$235.8

KANUMA
United States	$15.3	$13.0	$29.1	$24.9
Europe	6.8	5.8	13.1	11.7
Asia Pacific	1.3	1.1	2.1	2.1
Rest of World	2.8	1.5	5.4	2.3
Total	$26.2	$21.4	$49.7	$41.0

Total Net Product Sales	$1,202.5	$1,044.7	$2,342.7	$1,975.1

Contract Balances and Receivables
Contract liabilities relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated balance sheets.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	June 30, 2019	December 31, 2018
Receivables, which are included in "Trade accounts receivable, net"	$1,123.6	$922.3
Contract liabilities, which are included in "Other current liabilities"	$3.1	$3.4

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

15.	Income Taxes

The following table provides a comparative summary of our income tax (benefit) expense and effective income tax rate for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Income tax (benefit) expense	$39.7	$38.8	$(6.4)	$141.3
Effective income tax rate	7.9%	(9.3)%	(0.6)%	(210.9)%

Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics, with and into the Alexion corporate structure, we recognized certain one-time tax benefits. The deferred tax benefits include $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the six months ended June 30, 2019 by approximately 12.1%. Future changes to our intellectual property integration planning could materially impact our effective tax rate in subsequent periods.
On July 1, 2019, the Wilson Therapeutics intellectual property was integrated with and into the Alexion corporate structure. The Company is currently evaluating the impact of the integration on the Company's consolidated financial statements and will record the associated tax effects in the third quarter of 2019.
The income tax expense for the three and six months ended June 30, 2018 includes a decrease in the effective tax rate of approximately 19.4% and 230.1%, respectively, attributable to the acquisition of Wilson Therapeutics. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed as in-process research and development costs during such three and six month periods, for which no tax benefit has been recognized. Also included in the six months ended June 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $38.4. This deferred tax cost increased the effective tax rate by approximately 5.2%.
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
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for the three and six months ended June 30, 2019 and 2018 was not material.

17.	Leases
At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

financing lease; and (iv) recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at our discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. We have elected to combine lease components (for example fixed payments including rent) with non-lease components (for example, non-dedicated parking and common-area maintenance costs) on our real estate and commercial fleet asset classes. We separate lease and non-lease components on our embedded contract manufacturing organization (CMO) arrangements. Lease and non-lease components on these CMO arrangements are determined based on an allocation of the consideration in the contract to the embedded lease and non-lease components of the arrangement based on the relative standalone selling prices of these components.
Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis, while fixed, or in substance fixed, payments on financing leases are recognized using the effective interest method. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations. Financing lease ROU asset amortization and interest costs are recorded within operating expenses and interest expense, respectively, within our condensed consolidated statements of operations. We have operating and financing leases for corporate offices, research and development facilities, regional executive and sales offices, commercial fleet, and CMO embedded lease arrangements. We have elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
Operating leases are included in right of use operating assets, other current liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet as of June 30, 2019. Financing leases are included in property, plant and equipment, other current liabilities, and other liabilities in our condensed consolidated balance sheet as of June 30, 2019.
The following table summarizes our lease assets and liabilities as of June 30, 2019:

ROU Assets and Liabilities
	Balance Sheet Location	Financing	Operating
ROU - Asset	Right of use operating assets	$—	$209.5
ROU - Asset	Property, plant, and equipment	121.8	—
Lease liabilities (current)	Other current liabilities	5.0	20.3
Lease liabilities (noncurrent)	Noncurrent operating lease liabilities	—	165.5
Lease liabilities (noncurrent)	Other liabilities	75.5	—

The following table summarizes our lease related costs for the three and six months ended June 30, 2019:

Lease Cost
	Statement of Operations Location	Three months ended	Six months ended
		June 30, 2019	June 30, 2019
Financing Lease Cost		$3.5	$7.5
Amortization of ROU Assets	Operating Expenses	2.5	5.5
Interest on Lease Liabilities	Interest Expense	1.0	2.0
Operating Lease Cost	Operating Expenses	8.6	17.6
Variable Lease Cost	Operating Expenses	2.3	4.3
Total Lease Cost		14.4	29.4

Amounts above include $3.0 and $6.3 of lease costs associated with our CMO embedded lease arrangement for the three and six months ended June 30, 2019, respectively, which have been capitalized within other assets as a prepayment of inventory.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes supplemental cash flow information for the three and six months ended June 30, 2019:

Other Information	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities	$8.8	$16.4
Operating Cash Flows From Financing Leases	1.0	2.0
Operating Cash Flows From Operating Leases	6.5	11.9
Financing Cash Flows From Financing Leases	1.3	2.5
ROU Assets Obtained In Exchange For New Financing Liabilities (1)	—	—
ROU Assets Obtained In Exchange For New Operating Liabilities (2)	20.7	20.7

(1) We capitalized $83.1 of ROU financing assets upon adoption of the new lease standard in the first quarter of 2019 that are excluded from the figures for the six months ended June 30, 2019. This figure excludes $44.2 of opening adjustments to ROU finance assets related, primarily, to prepayments of rent.

(2) We capitalized $172.2 of ROU operating assets upon adoption of the new lease standard in the first quarter of 2019. This figure excludes $26.6 of opening adjustments to ROU operating assets related, primarily, to prepayments of rent.

The following tables summarize maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2019:

Lease Liability Maturity Summary
Year	Financing	Operating	Total
2019 (remaining)	$4.4	$13.6	$18.0
2020	8.8	24.8	33.6
2021	9.0	22.1	31.1
2022	9.2	20.8	30.0
2023	9.2	20.5	29.7
2024	9.4	20.2	29.6
Thereafter	54.6	109.3	163.9

Reconciliation of Lease Liabilities	Financing	Operating	Total
Weighted-average Remaining Lease Term (years)	11.17	10.46	10.67
Weighted-average Discount Rate	4.85%	4.35%	4.51%

Total Undiscounted Lease Liability	$104.6	$231.3	$335.9
Imputed Interest	24.0	45.4	69.4
Total Discounted Lease Liability	80.5	185.8	266.3

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

For comparable purposes, our aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

Year
2019	$27.8
2020	24.7
2021	21.3
2022	19.9
2023	19.7
Thereafter	132.2

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

18.	Commitments and Contingencies
Asset Acquisition and In-License Agreements
We have entered into asset purchase agreements and license arrangements in order to advance and obtain technologies and services related to our business. These agreements generally require us to pay an initial fee and certain agreements call for future payments upon the attainment of agreed upon development, regulatory and/or commercial milestones. These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and could be required to pay up to an additional $30.0 in contingent milestone-dependent fees. These contingent payments meet the definition of a derivative liability and were initially recorded at fair value of $27.1. We allocated the total consideration of $57.1, inclusive of the fair value of contingent milestone-dependent fees, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase 1 studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of June 30, 2019, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

milestones, as well as royalties on commercial sales. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In March 2019, we entered into an agreement with Affibody AB (Affibody), through which Alexion obtained an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the FcRn and is currently in Phase 1 development. The agreement with Affibody was subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, following receipt of such approval, the transaction closed in April 2019. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. Affibody has the option to co-promote ABY-039 in the U.S. and will lead clinical development of ABY-039 in an undisclosed indication. Under the terms of the agreement, we made an upfront payment of $25.0 for the exclusive license to ABY-039. Due to the early stage of the asset we are licensing, we recorded the upfront license payment as research and development expense during the second quarter 2019. As of June 30, 2019, we could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune (see Note 3), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones.
In addition, as of June 30, 2019, we have other license agreements under which we may be required to pay up to an additional $838.2 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
Asset Sale and Out-License Arrangements
In connection with prior asset sale and out-license arrangements, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. The amount of contingent consideration related to these agreements is fully constrained and therefore has not been recognized as of June 30, 2019.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,044.1. This amount includes $102.3 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF facility) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to our commitments with Lonza, as of June 30, 2019 we have non-cancellable commitments of approximately $65.1 through 2020 with other third party manufacturers.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Contingent Liabilities
We are currently involved in various claims, disputes, lawsuits and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims and litigation, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results. Costs associated with our involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If we were unable to prevail in any such proceedings, our consolidated financial position, results of operations, and future cash flows may be materially impacted.
We have received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the use, development, manufacture, importation or sale of our products. Under the guidance of ASC 450, Contingencies, we record a royalty accrual based on our best estimate of the fair value percent of net sales of our products that we could be required to pay the owners of patents for technology used in the manufacture and sale of our products. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our financial results.
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
Alexion is committed to strengthening its compliance program and is currently implementing a comprehensive company-wide transformation plan that is designed to enhance and remediate its business processes, structures, controls, training, talent and systems across Alexion’s global operations.
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about SOLIRIS. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017. On March 26, 2019, the court held a telephonic status conference.  During that conference, the court informed counsel that it was preparing a ruling granting the Defendants’ pending motion to dismiss.  The court inquired of plaintiffs’ counsel whether they intended to seek leave to amend their complaint, and indicated that if they wished to file a second amended complaint, they would be allowed to do so.  On April 2, 2019, the court granted plaintiffs until May 31, 2019 to file a second amended complaint, thereby rendering moot defendants’ pending motion to dismiss.  On May 31, 2019, Plaintiffs filed a second amended complaint against the same defendants.  The complaint alleges that defendants engaged in securities fraud, including by making misrepresentations and omissions in its public disclosures concerning the Company’s SOLIRIS sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the alleged fraud.  The plaintiffs seek to recover unspecified monetary relief, unspecified equitable and injunctive relief, interest, and attorneys’ fees and costs.  Defendants’ motion to dismiss the

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

amended complaint is due August 2, 2019; plaintiffs’ opposition to that motion is due October 2, 2019; and defendants’ reply in further support of their motion is due November 16, 2019.  Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case, nor can we estimate the possible loss or range of loss at this time.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced SOLIRIS in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of SOLIRIS to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues for the period between 2009 and 2017 was not determined to be a material amount and was paid in 2018. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. On May 23, 2019, the Federal Court of Canada dismissed Alexion's application for judicial review and, as a consequence, affirmed the decision of the PMPRB that we had excessively priced SOLIRIS. On June 21, 2019, Alexion filed a notice of appeal of the Federal Court of Canada's ruling. Pursuant to an order made by the Federal Court of Canada, we will place approximately $31.6 in escrow to secure our obligations pending the final resolution of all appeals in this matter. This amount reflects the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive for the period from September 2017 to June 2019. Pursuant to US GAAP, our revenues for the quarter ended June 30, 2019 were reduced by this amount. In addition, on a quarterly basis until the appeals process has concluded, Alexion will be required to place amounts into escrow for each vial of SOLIRIS sold in the applicable quarter equal to the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive.
In October 2018, the Japanese Ministry of Health, Labour and Welfare (MHLW) conducted an administrative inspection of Alexion’s Japanese operations. The MHLW inquiry primarily focused on our communication efforts regarding the proper use of SOLIRIS in Japan for aHUS, among other matters. We have cooperated with the inquiries and the investigation, and in March 2019, the MHLW indicated that it has completed its investigation.
Chugai Pharmaceutical Co., Ltd. has filed two lawsuits against Alexion.  The first was filed in November 2018 in the United States District Court for the District of Delaware against Alexion Pharmaceuticals, Inc. alleging that ULTOMIRIS infringes one U.S. patent held by Chugai Pharmaceutical Co., Ltd.  The second lawsuit was filed in December 2018 in the Tokyo District Court against Alexion Pharma GK (a wholly-owned subsidiary of Alexion) in Japan and alleges that ULTOMIRIS infringes two Japanese patents held by Chugai Pharmaceutical Co., Ltd.  Chugai’s complaints seek unspecified damages and certain injunctive relief.  In both cases, Alexion has denied the charges and countered that the patents are neither valid nor infringed. A trial date for the U.S. case has been set for May 2021. The case is still at the briefing stage in Japan.  Given the early stages of these litigations, an estimate of the possible loss or range of loss cannot be made at this time.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

On February 28, 2019, Amgen Inc. (Amgen) petitioned the U.S. Patent and Trademark Office (PTO) to institute Inter Partes Review (IPR) of three patents owned by Alexion that relate to SOLIRIS:  U.S. Patent Nos. 9,725,504; 9,718,880; and 9,732,149.  In each case, Amgen alleges the patented subject matter was anticipated and/or obvious in view of prior art, and that the patent claims are therefore invalid.  We expect the PTO to review Amgen’s petitions and Alexion's submissions, and to issue a decision in September 2019 as to whether the PTO will institute IPR.  At this time we cannot determine what decision the PTO will make.

19.	Restructuring and Related Expenses
In the first quarter 2019, we initiated corporate restructuring activities to re-align our commercial organization through re-prioritization of certain geographical markets and to implement operational excellence through strategic reallocation of resources.
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
The following table summarizes the total expenses recorded related to the restructuring activities by type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended June 30,				Three months ended June 30,
	2019				2018
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of sales	$—	$—	$—	$—	$—	$0.5	$—	$0.5
Research and development	—	—	—	—	—	—	—	—
Selling, general and administrative	—	—	—	—	—	6.5	—	6.5
Restructuring expense	2.4	—	0.1	2.5	3.1	—	7.5	10.6
Other (income) expense	—	—	—	—	—	—	—	—
	$2.4	$—	$0.1	$2.5	$3.1	$7.0	$7.5	$17.6

	Six months ended June 30,				Six months ended June 30,
	2019				2018
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of sales	$—	$—	$—	$—	$—	$5.8	$—	$5.8
Research and development	—	—	—	—	—	0.1	—	0.1
Selling, general and administrative	—	—	—	—	—	10.1	—	10.1
Restructuring expense	11.5	—	0.1	11.6	4.1	—	12.0	16.1
Other (income) expense	—	—	—	—	—	—	(0.1)	(0.1)
	$11.5	$—	$0.1	$11.6	$4.1	$16.0	$11.9	$32.0

The following table presents a reconciliation of the restructuring reserve recorded within accounts payable and accrued expenses on the Company's condensed consolidated balance sheets as of June 30, 2019:

	Three months ended June 30,				Six months ended June 30,
	2019				2019
	Employee Separation Costs	Asset Charges	Other Costs	Total	Employee Separation Costs	Asset Charges	Other Costs	Total
Liability, beginning of period	$10.8	$—	$—	$10.8	$4.2	$—	$—	$4.2
Restructuring and related expenses	5.3	—	—	5.3	14.2	—	—	14.2
Cash settlements	(3.8)	—	—	(3.8)	(6.3)	—	—	(6.3)
Adjustments to previous estimates	(2.8)	—	—	(2.8)	(2.6)	—	—	(2.6)
Asset impairments	—	—	—	—	—	—	—	—
Liability, end of period	$9.5	$—	$—	$9.5	$9.5	$—	$—	$9.5

The restructuring reserve of $9.5 and $4.2 is recorded in accounts payable and accrued expenses on the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The accrued amounts are expected to be paid in the next twelve months. We currently estimate incurring up to an additional $10.0 in restructuring expenses related to the first quarter 2019 action.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. Words such as “anticipates,” "may," "forecasts," “expects,” “intends,” “plans,” "potentially," “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•	the potential benefits and commercial potential of ULTOMIRIS®, SOLIRIS®, STRENSIQ® and KANUMA® for approved indications and any expanded uses;

•
sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, timing regarding development and regulatory approvals for products or for additional indications or in additional territories;

•
plans for clinical trials (and proof of concept trials and exploratory clinical studies), status of our ongoing clinical trials for our product candidates, commencement dates for new clinical trials, clinical trial results and evaluation of our clinical trial results by regulatory agencies;

•	potential benefits offered by product candidates, including improved dosing intervals and potential to improve treatment in a number of IgG-mediated diseases;

•	the medical and commercial potential of additional indications for our products;

•	the expected timing for the completion and/or regulatory approval of our facilities and facilities of our third-party manufacturers;

•	future expansion of our commercial organization and transition to third-parties in certain jurisdictions to perform sales, marketing and distribution functions;

•	future governmental and regulatory decisions regarding pricing (and discounts) and the adoption, implementation and interpretation of healthcare laws and regulations (and the impact on our business);

•	plans and prospects for future regulatory approval of products and product candidates;

•	competitors, potential competitors and future competitive products (including biosimilars);

•	plans to grow our product pipeline (and diversify our business, including through acquisitions) and anticipated benefits to the Company;

•	future objective to expand business and sales;

•	future plans to retain earnings and not pay dividends;

•	expected decisions to appeal certain litigation and intellectual property decisions;

•	expectations to realize the carrying value of product inventory;

•	impact of accounting standards;

•
future costs, operating expenses (including research and development, sales, general and administrative and restructuring expenses) and capital requirements, capital investment, sufficiency of cash to fund operations for at least the next 12 months, ability to fund operations and make payment on credit facility and make contingent payment obligations, the sufficiency of our existing capital resources and projected cash needs, price approval and funding processes in various countries;

•	the sources of expected increases in cash flow from operations, if any;

•	anticipated impact of interest rate changes on financial statements;

•	anticipated future milestone, contingent and royalty payments and lease payments (and, in each case, expected impact on liquidity);

•	timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits;

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

•
collection of accounts receivable and impact of any delay in the future in collecting accounts receivable on financial condition and operations, as well as the ability of counterparties to our derivative to perform their obligations;

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
We are the global leader in complement inhibition and have developed and commercialize two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH), as well as the first approved complement inhibitor to treat atypical hemolytic uremic syndrome (aHUS), anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and anti-AQP4 antibody-positive neuromyelitis optica spectrum disorder (NMOSD).  In addition, Alexion has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development with strategic focus in hematology and nephrology, neurology, metabolics and neonatal Fc receptor (FcRn).
Recent Developments
In March 2019, we entered into an agreement with Affibody AB (Affibody). The agreement became effective in April 2019 following receipt of clearance under the Hart-Scott Rodino Antitrust Improvements Act. Under the terms of the agreement, we made an upfront payment of $25.0 for the exclusive license to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn) and is currently in Phase 1 development. We could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In June 2019, the Japanese Ministry of Health, Labour and Welfare (MHLW) approved ULTOMIRIS as a treatment for adult patients with PNH.
In June 2019, the U.S. Food and Drug Administration (FDA) accepted for priority review a supplemental Biologics License Application (sBLA) for the use of ULTOMIRIS as a potential treatment for patients with aHUS in order to inhibit complement-mediated thrombotic microangiopathy (TMA) and set a Prescription Drug User Fee Act (PDUFA) action date of October 19, 2019.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

In June 2019, SOLIRIS was approved by the FDA as a new treatment option for adult patients with NMOSD who have anti-aquaporin-4 auto antibodies.
In July 2019, the European Commission (EC) approved ULTOMIRIS as a treatment for adult patients with PNH with hemolysis with clinical symptoms indicative of high disease activity, and also for adult patients who are clinically stable after having been treated with SOLIRIS for at least the past six months.
Products and Development Programs
We focus our product development programs on life-transforming therapeutics for rare diseases for which current treatments are either non-existent or inadequate. We have developed or are developing innovative products for, among others, the following indications:

Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a chronic, progressive, debilitating and life-threatening ultra-rare blood disorder characterized by intravascular hemolysis (destruction of red blood cells) that is mediated by an uncontrolled activation of the complement system, a part of the immune system. Chronic hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria).

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

Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system that primarily affects the optic nerves and the spinal cord. Each relapse of the disorder results in a stepwise accumulation of disability, including blindness and paralysis, and sometimes premature death. Complement activation due to anti-AQP4 antibodies is one of the primary underlying causes of the destruction in these patients.

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

Marketed Products
Our marketed products consist of the following:

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Product	Therapeutic Area	Approved Indication
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)

	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Neurology	Generalized Myasthenia Gravis (gMG)
	Neurology	Neuromyelitis Optica Spectrum Disorder (NMOSD)
	Metabolic Disorders	Hypophosphatasia (HPP)
	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)

ULTOMIRIS (ALXN1210/ravulizumab-cwvz)
ULTOMIRIS is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In clinical studies, ULTOMIRIS demonstrated rapid, complete, and sustained reduction of free C5 levels.
In December 2018, ULTOMIRIS was approved by the FDA as a new treatment option for adult patients with PNH in the U.S.
ULTOMIRIS was approved as a new treatment option for adult patients with PNH by the Ministry of Health, Labour and Welfare (MHLW) in Japan in June 2019. ULTOMIRIS was also approved by the European Commission (EC) in July 2019 as a treatment for adult patients with PNH with hemolysis with clinical symptoms indicative of high disease activity, and also for adult patients who are clinically stable after having been treated with SOLIRIS for at least the past six months.
In June 2019, the U.S. FDA accepted for priority review a supplemental Biologics License Application (sBLA) for the use of ULTOMIRIS as a potential treatment for patients with aHUS in order to inhibit complement-mediated thrombotic microangiopathy (TMA) and set a PDUFA action date of October 19, 2019.

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
In 2017, the U.S. FDA and EC approved SOLIRIS for the treatment of refractory gMG in adults who are anti-acetylcholine receptor (AChR) antibody-positive. Additionally, in 2017 the Ministry of Health, Labour and Welfare (MHLW) in Japan approved SOLIRIS as a treatment for patients with gMG who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis (PLEX).
In June 2019, SOLIRIS became the first U.S. FDA-approved treatment option for adult patients with Neuromyelitis Optica Spectrum Disorder (NMOSD) who have anti-aquaporin-4 auto antibodies. Alexion has submitted applications for SOLIRIS as a treatment for patients with NMOSD to the EMA (January 2019) and the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) (March 2019).
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Development Area	Indication	Phase I	Phase II	Phase III	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Intravenous)	Hematology/Nephrology	aHUS				●

	Neurology	gMG			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Hematology/Nephrology	PNH/aHUS			●

ALXN1810 (Subcutaneous)	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1840 (WTX101)	Metabolic Disorders	Wilson disease			●

ALXN1830 (SYNT001) Intravenous	Hematology	WAIHA		●

ABY-039	FcRn		●
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
ULTOMIRIS (ALXN1210/ravulizumab-cwvz)
ULTOMIRIS is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In clinical studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels.
Intravenous (IV)
In January 2019, we announced that the Phase III, global, single arm, multicenter study evaluating the safety and efficacy of ALXN1210 administered by IV infusion every 8 weeks to adult patients with aHUS who had never been treated with a complement inhibitor (inhibitor-naïve patients) met its primary objective. In the study's initial 26 week treatment period, 53.6 percent of patients demonstrated complete thrombotic microangiopathy (TMA) response. A second Phase III, single arm, multicenter study to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmaco-dynamics (PD) of ALXN1210 administered by IV infusion every 8 weeks in inhibitor-naïve pediatric patients (including adolescents) with aHUS is ongoing.
In June 2019, the U.S. FDA accepted for priority review our sBLA application for ULTOMIRIS for the treatment of people with aHUS in order to inhibit complement-mediated thrombotic microangiopathy (TMA) and set a target action date of October 19, 2019.

In March 2019, Alexion initiated a Phase III double-blind, placebo-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 in adult patients for the treatment of gMG.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

ALXN1810 Subcutaneous (SC) Delivery
ALXN1810 combines ALXN1210 with recombinant human hyaluronidase enzyme (rHuPH20) from Halozyme Therapeutics, Inc. to potentially further extend the dosing interval for ALXN1210 SC from once per week to once every two weeks or more. Alexion completed a SC healthy volunteer study with ALXN1810 in December 2018. Strategic planning for the best development path for ALXN1810 is ongoing.
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
ALXN1830 (SYNT001)
ALXN1830 (SYNT001) is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion plans to initiate Phase II/III trials in WAIHA and gMG in 2020.
ABY-039
In March 2019, we entered into an agreement with Affibody, through which Alexion obtained an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the FcRn. Following receipt of applicable antitrust approval, the transaction closed in April 2019. Pursuant to the agreement, Alexion is leading the clinical development and commercial activities for ABY-039 in rare IgG-mediated autoimmune diseases. A Phase I study of single ascending doses and multiple ascending doses is ongoing.
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
We have various agreements with Lonza through 2030, with remaining total non-cancellable commitments of approximately $1,044.1. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement, we pay Lonza a royalty on sales of SOLIRIS that was previously manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF). The ARIMF site was sold in 2018. We also pay Lonza a royalty on the sales of ULTOMIRIS and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. Lonza is in the process of qualifying a new manufacturing facility dedicated to Alexion products and commitments entered into under this arrangement are included in the non-cancellable commitments amount noted above.
In addition, we have non-cancellable commitments of approximately $65.1 through 2020 with other third party manufacturers.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Critical Accounting Policies and the Use of Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, Business Overview and Summary of Significant Accounting Policies of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2018. Under accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results could differ materially from those estimates.
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
New Accounting Pronouncements
For information on new accounting pronouncements adopted in the current period and recently issued standards, see Note 2, “Basis of Presentation and Principles” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2019	2018	Change	2019	2018	Change
SOLIRIS
United States	$496.3	$395.8	25.4%	$960.0	$731.8	31.2%
Europe	280.2	253.4	10.6%	544.7	504.2	8.0%
Asia Pacific	110.3	93.6	17.8%	211.2	179.1	17.9%
Rest of World	94.0	155.4	(39.5)%	226.9	283.2	(19.9)%
Total	$980.8	$898.2	9.2%	$1,942.8	$1,698.3	14.4%

ULTOMIRIS
United States	$54.2	$—	**	$78.8	$—	**
Europe	—	—	**	—	—	**
Asia Pacific	—	—	**	—	—	**
Rest of World	—	—	**	—	—	**
Total	$54.2	$—	**	$78.8	$—	**

STRENSIQ
United States	$106.2	$99.9	6.3%	$205.7	$189.1	8.8%
Europe	19.5	16.4	18.9%	37.0	30.4	21.7%
Asia Pacific	12.1	6.3	92.1%	22.0	12.0	83.3%
Rest of World	3.5	2.5	40.0%	6.7	4.3	55.8%
Total	$141.3	$125.1	12.9%	$271.4	$235.8	15.1%

KANUMA
United States	$15.3	$13.0	17.7%	$29.1	$24.9	16.9%
Europe	6.8	5.8	17.2%	13.1	11.7	12.0%
Asia Pacific	1.3	1.1	18.2%	2.1	2.1	—%
Rest of World	2.8	1.5	86.7%	5.4	2.3	134.8%
Total	$26.2	$21.4	22.4%	$49.7	$41.0	21.2%

Total Net Product Sales	$1,202.5	$1,044.7	15.1%	$2,342.7	$1,975.1	18.6%

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The components of the increase in net product sales are as follows:

The increase in net product sales for the three and six months ended June 30, 2019, as compared to the same periods in 2018, was primarily due to an increase in unit volumes of 23.1% and 24.1%, respectively. This increase in unit volumes is primarily due to increased global demand for SOLIRIS therapy including sales to patients with gMG as well as ULTOMIRIS volumes due to the loading doses required in a patient's first year on therapy. Partially offsetting this increase is the conversion of PNH patients in the US from SOLIRIS to ULTOMIRIS. While ULTOMIRIS contributed to the first six months of 2019, the ULTOMIRIS volumes were primarily attributable to PNH patient conversion from SOLIRIS in the U.S. Additional unit volume increases were due to increased demand of STRENSIQ and KANUMA during 2019 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
The increase in net product sales for the three and six months ended June 30, 2019, as compared to the same periods in 2018 was partially offset by $31.6 or 3.1% and 1.6%, respectively, as a result of a recent judicial order related to SOLIRIS pricing in Canada. The decision led to a reduction of revenue in the second quarter of 2019, which includes the impact for the period from September 2017 to June 2019 (see Note 18).
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
The following table summarizes cost of sales for the three and six months ended June 30, 2019 and 2018:

2019 Cost of Sales
2018 Cost of Sales
●	Cost of sales as a percentage of net product sales
The decrease in cost of sales as a percentage of net product sales for the three and six months ended June 30, 2019 as compared to the same periods in 2018, was primarily due to decreases in royalty expenses due to a contract expiration that occurred during the fourth quarter 2018. Additionally, the six months ended 2018 included asset related charges associated with the closure of the ARIMF facility as part of our 2017 restructuring activities (see Note 19).
Research and Development Expense

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

The following graph provides information regarding research and development expenses for the three and six months ended June 30, 2019 and 2018:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other
For the three months ended June 30, 2019, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $25.0 in upfront payments relating to the license payment made during the second quarter 2019 in connection with the arrangement we entered into with Affibody. No upfront payments related to licensing arrangements were made for the three months ended June 30, 2018.

•	Increase of $6.4 in payroll and benefits primarily related to headcount increases.
Partially offset by the following:

•	Decrease of $15.6 in product development expenses primarily related to a decrease in costs associated with milestone expenses related to our licensing agreements.
For the six months ended June 30, 2019, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:
•Increase of $46.2 in upfront payments relating to the license payments made in connection with the arrangements we entered into with Zealand and

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Affibody. No upfront payments related to licensing arrangements were made for the six months ended 2018.
•Increase of $13.0 in payroll and benefits primarily related to headcount increases.
Partially offset by the following:

•
Decrease of $19.4 in product development expenses primarily related to a decrease in costs associated with the manufacturing of material for ALXN1210 further driven by a decrease in costs associated with milestone expenses.

•	Decrease of $5.2 in external clinical development expenses primarily related to decreases in various eculizumab and ALXN1210 clinical studies (see graph below).
The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of certain of these programs:

2019	2018

2019	2018

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense
For the three months ended June 30, 2019, the increase of $22.0 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $27.4. The increase was primarily related to headcount increases driven by an increase in commercial activities related to SOLIRIS for gMG and increased staff costs associated with commercial support activities including NMOSD pre-launch efforts.

For the six months ended June 30, 2019, the Increase of $46.4 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $51.6. The increase was primarily related to headcount increases driven by an increase in commercial activities related to SOLIRIS for gMG and increased staff costs associated with commercial support activities including NMOSD pre-launch efforts.
Acquired In-Process Research and Development
The three and six months ended June 30, 2019 includes a benefit of $4.1 to acquired in-process research and development (IPR&D) associated with previously acquired IPR&D related to the Syntimmune acquisition as a result of the agreement of the final working capital adjustment in the second quarter 2019.
For both the three and six months ended June 30, 2018 we recorded IPR&D expense of $803.7 related to the Wilson Therapeutics acquisition completed in the second quarter of 2018. The IPR&D asset associated with the Wilson Therapeutics acquisition has not reached technological feasibility and had no alternative future use as of the acquisition date and was therefore expensed during the second quarter 2018.
Amortization of Purchase Intangible Assets
For both the three and six months ended June 30, 2019 and 2018 we recorded amortization expense of $80.1 and $160.1, respectively, related to purchased intangible assets. Amortization expense is primarily associated with intangible assets related to STRENSIQ and KANUMA, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Change in Fair Value of Contingent Consideration
For the three and six months ended June 30, 2019, the expense (income) resulting from the change in fair value of contingent consideration associated with our prior business combinations was $6.1 and $(22.6), respectively, as compared to $4.7 and $57.4 for the three and six months ended June 30, 2018. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments in connection with previous acquisitions.
For the three months ended June 30, 2019 and 2018, changes in the fair value of contingent consideration expense reflect the interest component of contingent consideration related to the passage of time. Changes in the fair value of contingent consideration expense for the six months ended June 30, 2019 and 2018 include the impact of changes in the expected timing and probability of achieving contingent milestones, in addition to the interest component related to the passage of time.

Restructuring Expenses
For the three months ended June 30, 2019 and 2018, we recorded $2.5 and $10.6, respectively, compared to $11.6 and $16.1 for the six months ended June 30, 2019 and 2018, respectively, in restructuring expenses. The charges recorded during the three and six months ended June 30, 2019 relate to restructuring activities initiated in the first quarter 2019 to re-align our commercial organization. The charges recorded during the three and six months ended June 30, 2018 relate to a company-wide restructuring initiated in 2017. (see Note 19)
Other Income and (Expense)
The following table provides information regarding other income and expense:

Investment (expense) Income
Interest Expense
Other Income (expense)
For the three and six months ended June 30, 2019, we recognized investment (expense) income of $(14.9) and $27.6, respectively, primarily related to the recognition of unrealized (losses) gains of $(25.2) and $8.6, respectively, on our strategic equity investments recorded at fair value, with the largest component related to our Moderna Therapeutics Inc. equity investment. For the three and six months ended June 30, 2018, we recognized investment expense of $7.7 and $113.5, respectively. The six months ended June 30, 2018 included the recognition of an unrealized gain of $100.8 on our investment in Moderna Therapeutics, Inc. following the completion of a new round of equity financing in the first quarter 2018.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Income Taxes

2019 Income Tax (Benefit) Expense
2018 Income Tax (Benefit) Expense
●	Effective tax rate
During the three and six months ended June 30, 2019, we recorded income tax (benefit) expense of $39.7 and $(6.4) and an effective tax rate of 7.9% and (0.6)%, respectively, compared to income tax expense of $38.8 and $141.3 and an effective tax rate of (9.3)% and (210.9)%, respectively, for three and six months ended June 30, 2018.
Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics, with and into the Alexion corporate structure, we recognized certain one-time tax benefits. The deferred tax benefits include $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the six months ended June 30, 2019 by approximately 12.1%. Future changes to our intellectual property integration planning could materially impact our effective tax rate in subsequent periods.
On July 1, 2019, the Wilson Therapeutics intellectual property was integrated with and into the Alexion corporate structure. The Company is currently evaluating the impact of the integration on the Company's consolidated financial statements and will record the associated tax effects in the third quarter of 2019.
The income tax expense for the three and six months ended June 30, 2018 includes a decrease in the effective tax rate of approximately 19.4% and 230.1%, respectively, attributable to the acquisition of Wilson Therapeutics. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed as in-process research and development costs during such three and six month periods, for which no tax benefit has been recognized. Also included in the six months ended June 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $38.4. This deferred tax cost increased the effective tax rate by approximately 5.2%.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018	$ Change
Cash and cash equivalents	$1,984.2	$1,365.5	$618.7
Marketable securities	$105.4	198.3	(92.9)
Long-term debt (includes current portion & revolving credit facility)	$2,579.8	2,862.5	(282.7)

Current assets	$4,168.5	3,385.0	783.5
Current liabilities	$1,031.5	1,174.0	(142.5)
Working capital	$3,137.0	2,211.0	926.0

The aggregate increase in cash and cash equivalents and marketable securities of $525.8 at June 30, 2019 as compared to December 31, 2018 was primarily attributable to cash generated from operations and net proceeds from the issuance of common stock under share-based compensation arrangements. Partially offsetting these increases was cash utilized to repurchase shares of common stock, payments on our revolving credit facility and term loan facility, upfront payments related to agreements with Caelum, Zealand and Affibody, and purchases of property, plant, and equipment.
Excluding the impact of any future acquisitions, we expect our annual operating expenses to decrease as a percentage of sales in 2019 as compared to 2018. We also expect reduced capital investment in 2019 as compared to 2018. We anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for at least the next twelve months.
We have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, including principal and interest payments on our Amended and Restated Credit Agreement and contingent payments associated with our in-licenses and acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary for future acquisitions or other strategic purposes. New sources of financing through equity and/or debt financing(s) may not always be available on acceptable terms, or at all, and we may be required to obtain certain consents in connection with completing such financings.
Financial Instruments
Until required for use in the business, we may invest our cash reserves in money market funds, bank deposits, and high quality marketable debt securities in accordance with our investment policy. The stated objectives of our investment policy are to preserve capital, provide liquidity consistent with forecasted cash flow requirements, maintain appropriate diversification and generate returns relative to these investment objectives and prevailing market conditions.
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of June 30, 2019, three customers accounted for 52.6% of the accounts receivable balance, with these individual customers accounting for 16.9% to 17.9% of the accounts receivable balance. At December 31, 2018, three customers accounted for 48.7% of the accounts receivable balance, with these individual customers accounting for 14.0% to 19.1% of the accounts receivable balance.
For the three months ended June 30, 2019, three customers accounted for 46.9% of our net product sales with these individual customers accounting for 14.7% to 16.7%. For the six months ended June 30, 2019 four customers accounted for 55.2% of our net product sales with these individual customers accounting for 10.0% to 17.1% of our net product sales. For the three and six months ended June 30, 2018, four customers accounted for 50.3% and 49.7% of our net product sales, respectively, with these individual customers accounting for 10.4% to 16.3% and 10.4% to 16.1% of our net product sales, respectively.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

of June 30, 2019, we had foreign exchange forward contracts with notional amounts totaling $3,116.2. These outstanding foreign exchange forward contracts had a net fair value of $4.8, of which $29.6 is included in other current assets and noncurrent assets and $24.8 is included in other current liabilities and noncurrent liabilities. As of June 30, 2019, we had interest rate swap contracts with notional amounts totaling $3,581.3. These outstanding interest rate swap contracts had a net fair value liability of $57.4 of which $5.6 is included in other current assets and $63.0 is included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of June 30, 2019, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions and derivative liabilities associated with other contingent payments.
Business Combinations and Contingent Consideration Obligations
 At June 30, 2019, the purchase agreements for our business combinations include contingent payments totaling up to $702.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $367.0 and $335.0 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we expect to make milestone payments of up to $100.0, associated with our prior business combinations.
As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from the sale of equity securities or debt.
Asset Acquisitions and In-License Agreements
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
In March 2019, we entered into an agreement with Affibody that provides us with an exclusive worldwide license, as well as development and commercial rights to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn) and is currently in Phase 1 development. The agreement with Affibody was subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, following receipt of such approval, closed in April 2019. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. Affibody has the option to co-promote ABY-039 in the U.S. and will lead clinical development of ABY-039 in an undisclosed indication. Under the terms of the agreement, we made an upfront payment

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

of $25.0 for the exclusive license to ABY-039. As of June 30, 2019, we could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones. In addition, as of June 30, 2019, we have other license and collaboration agreements under which we may be required to pay up to an additional $838.2 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions and licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we may make milestone payments related to these arrangements of approximately $73.1.
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
At June 30, 2019, we have $266.3 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of June 30, 2019 were $335.9, of which, $35.3 is payable during the next 12 months. Refer to Note 17 Leases for a summary of the maturity of our lease liabilities by year. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
Long-term Debt
On June 7, 2018, Alexion entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A. as administrative agent. The Credit Agreement amended and restated our credit agreement dated as of June 22, 2015 (the Prior Credit Agreement).

The Credit Agreement provides for a $2,612.5 term loan facility and a $1,000.0 revolving credit facility. Borrowings can be used for working capital requirements, acquisitions and other general corporate purposes. Beginning with the quarter ending June 30, 2019, we are required to make payments of 5.00% of the original principal amount of the term loan facility annually, payable in equal quarterly installments.
As of June 30, 2019, we had $2,579.8 outstanding on the term loan. As of June 30, 2019, we had open letters of credit of $1.0 that offset our availability in the revolving facility. In January 2019 we paid the outstanding balance on the revolving credit facility of $250.0 in full and we had no outstanding borrowings under the revolving credit facility as of June 30, 2019.
Manufacturing Obligations
We have supply agreements with Lonza relating to the manufacture of SOLIRIS and STRENSIQ and ULTOMIRIS which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements and the progress of our clinical development programs.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,044.1 through 2030. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to Lonza, we have non-cancellable commitments of approximately $65.1 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 0.3 shares of our common stock at a cost of $37.6, during the three months ended June 30, 2019. The Company did not repurchase any shares during the three months ended June 30, 2018. During the six months ended June 30, 2019 and June 30, 2018, we repurchased 0.4 and 0.7 shares of our common stock at a cost of $48.9 and $85.0, respectively. Subsequent to June 30, 2019, we repurchased 0.1 shares of our common stock under our repurchase program at a cost of $9.0. As of July 22, 2019, there is a total of $393.6 remaining for repurchases under the repurchase program.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30, 2019		$
	2019	2018	Change
Net cash provided by (used in) operating activities	$968.3	$(44.5)	$1,012.8
Net cash provided by (used in) investing activities	(38.1)	313.6	(351.7)
Net cash used in financing activities	(313.5)	(116.5)	(197.0)
Effect of exchange rate changes on cash	0.7	(6.1)	6.8
Net change in cash and cash equivalents	$617.4	$146.5	$470.9
Operating Activities
Cash flows provided by (used in) operations for the six months ended June 30, 2019 was $968.3 compared to $(44.5) for the six months ended June 30, 2018. The increase in cash was primarily due to the acquisition of Wilson Therapeutics in the second quarter 2018. This increase was offset by upfront payments made in connection with agreements entered into with Zealand and Affibody, and decreases due to the timing of cash receipts and other payments during the six months ended June 30, 2019 as compared to the same period in the prior year.
We expect increases in cash flows from operations, if any, which will be highly dependent on sales levels and the related cash collections from sales of our products.
Investing Activities
Cash flows provided by (used in) investing activities for the six months ended June 30, 2019 was $(38.1) compared to $313.6 for the six months ended June 30, 2018. The increase in cash used in investing activities as compared to the prior year was primarily attributable to purchases and sales of available-for-sale debt securities, which resulted in a net cash inflow of $98.2 for the six months ended June 30, 2019, compared to net cash inflow of $442.0 for the six months ended June 30, 2018. Purchases of strategic equity investments for Zealand and Caelum resulted in $43.8 in cash outflows during the six months ended June 30, 2019 with no comparable activity in the prior year. Offsetting these impacts were decreases in purchases of property, plant and equipment during the six months ended June 30, 2019 as compared to the same period in the prior year.

Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2019 was $(313.5) compared to $(116.5) for the six months ended June 30, 2018. The increase in cash used for financing activities was primarily due to an increase in payments on our revolving credit facility and term loan facility of $282.7 and reduced common stock repurchases, as compared to the six months ended June 30, 2018.
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
(amounts in millions, except
percentages)
Interest Rate Risk
As of June 30, 2019, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $(0.5) and $0.5, respectively.
On June 7, 2018, we entered into an Amended and Restated Credit Agreement (the Credit Agreement), with Bank of America N.A. as administrative agent. The Credit Agreement amended and restated our credit agreement dated as of June 22, 2015 (the Prior Agreement). Loans under the Credit Agreement bear interest at our option, at either the base rate or a Eurodollar rate, in each case plus an applicable margin. Under the Credit Agreement, the applicable margins on base rate loans range from 0.25% to 1.00% and the applicable margins on Eurodollar loans range from 1.25% to 2.00%, in each case based on our consolidated net leverage ratio (as calculated in accordance with the Credit Agreement).
Changes in interest rates related to the Credit Agreement could have a material effect on our financial statements.
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of June 30, 2019 we had cash flow hedges with aggregate amounts of approximately 78.1% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $5.0, based on the unhedged portion of our outstanding term loan as of June 30, 2019.
Foreign Exchange Market Risk
Our operations include activities in many countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. We have exposure to movements in foreign currency exchange rates, the most significant of which are the Euro, and Japanese Yen, against the U.S. dollar. We are a net receiver of many foreign currencies, and our consolidated financial results benefit from a weaker U.S. dollar and are adversely impacted by a stronger U.S. dollar relative to foreign currencies in which we sell our products.
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 42.2% and 43.5% of our net product sales were denominated in foreign currencies for the three and six months ended June 30, 2019, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of June 30, 2019 and December 31, 2018, we held foreign exchange forward contracts with notional amounts totaling $3,116.2 and $2,523.0, respectively. As of June 30, 2019 and December 31, 2018, our outstanding foreign exchange forward contracts had a net fair value of $4.8 and $18.9, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of June 30, 2019, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $117.3 as of June 30, 2019. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For a discussion of legal matters as of June 30, 2019, see Note 18, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
Risks Related to Revenue Concentration
We depend on the success of, and revenue from, SOLIRIS and if patients do not switch from SOLIRIS to ULTOMIRIS or ULTOMIRIS does not gain market acceptance, our future operating results may be adversely impacted.
Since 2007, our revenue has depended primarily on the sales of SOLIRIS. Unless we are able to develop or acquire new products and technologies, successfully commercialize ULTOMIRIS (and facilitate conversion from SOLIRIS to ULTOMIRIS for approved indications) as described below, and/or materially increase sales of STRENSIQ and KANUMA (two of our other currently approved products), we will remain dependent on sales of SOLIRIS as a source of our revenue.
The commercial success of SOLIRIS and our ability to generate revenue depends on several factors, including: the safety and efficacy of SOLIRIS; coverage or reimbursement by government or third-party payers for SOLIRIS; pricing for SOLIRIS; the analysis by doctors and patients of the cost of SOLIRIS relative to the perceived benefits; manufacturing and uninterrupted supply; the introduction of and success of competing products by competitors (including novel products and biosimilars to SOLIRIS); the size of patient populations and the number of patients diagnosed who may be treated with SOLIRIS; the impact of legal, administrative, regulatory or legislative developments; and our ability to develop, obtain regulatory approval for and commercialize SOLIRIS for new indications. Any of these or other factors may cause revenues from sales of SOLIRIS to decrease which would harm our business results as SOLIRIS accounts for a significant portion of our revenues.
While SOLIRIS has been studied for indications beyond PNH, aHUS, gMG and NMOSD (which are the current approved indications of SOLIRIS in the U.S.), there is no guarantee that we can obtain regulatory approval or achieve any commercial sales of SOLIRIS for other indications. Despite positive topline results from the Phase 3 PREVENT study of SOLIRIS in patients with anti-aquaporin-4 (AQP4) auto antibody-positive NMOSD and regulatory approval from the FDA in June 2019, we may not be able to obtain regulatory approval to sell SOLIRIS as a treatment for NMOSD in the EU, Japan or any other jurisdiction outside the U.S. (or for SOLIRIS for any other proposed indications not yet approved) due to the failure to meet applicable regulatory requirements. Additionally, even if we obtain regulatory approval, physicians and patients may not accept SOLIRIS as a treatment for NMOSD or payers may not be willing to pay for or reimburse the costs of SOLIRIS as a therapy for NMOSD.
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
ULTOMIRIS has very recently been approved for adult patients with PNH by the FDA, the Ministry of Health, Labour and Welfare (MHLW) and the European Medicines Agency (EMA) (and we may submit applications for approval of ULTOMIRIS for patients with PNH in additional jurisdictions). In addition, we have submitted application for approval of ULTOMIRIS for patients with aHUS in the U.S.
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
If we achieve our goal of promptly facilitating the conversion of current PNH patients from SOLIRIS to ULTOMIRIS, we anticipate that revenue from SOLIRIS, which accounted for approximately $3,563.0, or 86.3%, of our revenues in 2018, will decline as we move patients to ULTOMIRIS.  We have established a price for ULTOMIRIS in the U.S. that, on an annual basis, represents an approximate 10% discount to the cost of current labeled maintenance therapy for SOLIRIS for adult PNH patients of average weight (and we have implemented a similar pricing strategy in Germany for ULTOMIRIS for adult PNH patients (Germany is the first country where ULTOMIRIS was launched in Europe following EMA approval in July 2019)). However, this represents an approximate 10% premium to the cost of SOLIRIS in a patient’s first year of switching due to the loading doses required. We also expect to price ULTOMIRIS for patients with aHUS in the U.S. at a discount to the cost of SOLIRIS for patients with aHUS in the U.S. (if and when we receive regulatory approval of ULTOMIRIS for the treatment of aHUS in the U.S.) and such discount is anticipated to be approximately 30% on an annual basis for an average adult patient maintenance therapy.
In addition to the potential decrease in revenue due to the above described discounts of ULTOMIRIS (compared to SOLIRIS) as we attempt to facilitate conversion from SOLIRIS, if we are unable to facilitate such conversion to ULTOMIRIS (and subsequently maintain those patients on ULTOMIRIS) prior to the loss of intellectual property or regulatory exclusivities for SOLIRIS, our future revenues would be adversely impacted as we would expect that we would face biosimilar competition for SOLIRIS and these biosimilars would have comparable safety and efficacy to SOLIRIS and would be sold at a discount to SOLIRIS.
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
Our ability to set the price for our products varies significantly from country to country, including in those countries where pricing, coverage, reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing and reimbursement on terms that are favorable to us (or at all), or such coverage, pricing and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product). In addition, authorities in some countries impose additional obligations, such as HTAs, which assess how well a pharmaceutical works in relation to its cost. Additionally, U.S. payers are increasingly considering new metrics as the basis for reimbursement rates. If our products do not meet or surpass these metrics, including any HTAs and other metrics imposed on our products, these payers may not reimburse for use of our products or may reduce the rate of reimbursement for our products and as a result we expect revenue from such product may decrease. We may also, in some cases, elect to reduce prices or reimbursement with third parties which we believe provides value in the long term (but may impact revenue in the near term).
In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on pharmaceutical pricing. The U.S. presidential administration recently unveiled a number of proposals to implement such controls, among these was a recommendation to move from the current U.S. pricing and reimbursement regime to one that would establish pharmaceutical pricing by reference to a target price derived from the international price index (such a change may be expected to result in significant savings for the government for purchases of certain pharmaceuticals). Certain states have also proposed measures that are designed to control the costs of pharmaceuticals that they reimburse. If the U.S. (through the federal or state governments), which accounted for a significant portion of our revenue in 2018, were to move to a pricing system based on the international price index (or similar model) that were to apply to our products, we expect that our revenues for sales in the U.S. (or any other country adopting such a price index) may decrease, and such decrease may be material in amount.
Further, other countries have already established pricing and reimbursement amounts by reference to the price of the same or similar products in other countries. Therefore, if coverage or the level of reimbursement is reduced, limited or eliminated in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in other countries or in new markets. In Canada, for example, the Federal Court of Canada recently confirmed the decision of the Patented Medicine Prices Review Board (PMPRB) that we had excessively priced SOLIRIS and ordered that the price be decreased to no higher than the lowest price in seven comparator countries (See Note 18 to the condensed consolidated financial statements for more information on this matter). If upheld, we expect that this lower price may have an adverse impact in Canada and in the jurisdictions that set prices by reference to prices in Canada.

Due to the cost of our therapies, any potential increase in the number of patients receiving our products (for example, we expect there may be increases in sales of SOLIRIS for patients with NMOSD as we launch for that indication in the U.S. and if that indication is approved by regulatory authorities in the EU and Japan), may cause third-party payers to modify, limit or eliminate coverage or reimbursement for our products because they may require an allocation of a greater percentage of the potential financial resources of any public or private payer for our products.
Further, health insurance programs may utilize coverage incentives and obstacles to discourage beneficiaries from using higher priced products such as ours, including:

•	establishing formularies under which only selected drugs are covered (which may exclude one or more of our products);

•	utilizing variable co-payments that make drugs that are not preferred by the payer more expensive for patients; and

•	utilizing management controls, such as requirements for prior authorization or failure first on another type of treatment.
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
Our commercial success depends on obtaining and maintaining pricing for our products, which is directly tied to reimbursement for our products at anticipated levels for our products. It is difficult to project the impact of evolving reimbursement mechanics on the willingness of payers to cover our products, but we expect pharmaceutical pricing to continue to be subject to intense payer, political and societal pressures on a global basis. If we are unable to obtain or maintain coverage for our products, or coverage is reduced or eliminated in one or more countries or if the U.S. (or other countries) were to move to an international price index (or comparable price control mechanism(s) for our products, our pricing, product sales, results of operations or financial condition could be harmed.
Risks Related to Our Products and Product Candidates
Our future commercial success depends on gaining regulatory approval for new products and obtaining approvals for existing products for new indications.
We have invested, and continue to invest, significant amounts in acquiring new products and technologies and advancing our existing product candidates and technologies. Our long-term success and revenue growth and diversification will depend upon the successful identification, acquisition (including licenses from third parties), development and commercialization of new products and technologies, and approval of additional indications for our existing products and products under development. Product development (including products acquired in connection with acquisitions) is very expensive, takes significant time to obtain regulatory approval and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. The process for obtaining regulatory approval to market a biologic is expensive, often takes many years, and can vary substantially based on the type, complexity, the novelty of the product candidates involved and the indications to be treated. Further, success in early clinical trials, which may lead to further investment in a product candidate by us, may not result in success in later stage trials. In addition, our recent acquisitions have focused on new technologies with which we have very limited experience, including antibody therapeutics targeting the neonatal Fc receptor, which may make the development, approval and commercialization of such potential products challenging for us.
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

Our products may not gain or maintain market acceptance among physicians, patients, healthcare payers and others. Although we have received regulatory approval for certain of our products in certain territories, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that our products are safe and therapeutically effective and that the benefits are meaningful relative to the cost. Nor can we predict whether patients, physicians or payers will continue use of SOLIRIS or elect to convert to ULTOMIRIS in the U.S., the EU or Japan (or other jurisdictions if and when approved for use by the appropriate regulatory authorities) or elect to utilize alternative treatments that may become available (which may be sold at a significant discount to SOLIRIS or ULTOMIRIS). Physicians’ willingness to prescribe, and patients’ willingness to accept, our products, depends on many factors, including:

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	the timing of the market introduction of competitive drugs and biosimilars;

•	demonstrated clinical safety and efficacy compared to other drugs;

•	perceived cost-effectiveness and/or evaluations in health technology assessments (HTAs);

•	pricing and availability of reimbursement from third-party payers, including governmental entities;

•	convenience and ease of administration;

•	effectiveness of our marketing strategy;

•	publicity concerning our products and our other product candidates (and those of competitive products); and

•	availability of alternative treatments.
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
Our products and our product candidates treat patients with rare diseases and, as a result, we generally are able to test our products in only a small number of patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. Under pharmacovigilance guidelines, we are required to timely report any adverse events any patient using our products experiences and any clinical evaluations of outcomes in the post-marketing setting are required to be reported to appropriate regulatory agencies in accordance with relevant regulations, as a result any potential adverse events will be promptly brought to the attention of regulators that may likely require prompt remedial action (and any failure to report these adverse events or report such events in a timely manner may result in penalties being imposed on Alexion by regulators). In the event any new risks or adverse effects discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. If we experience any of the foregoing actions, it may harm our reputation and, particularly given that we rely on a very limited number of products for our revenue, our business and results of operations could be materially and adversely impacted. Further, any investigation into the circumstances surrounding an adverse event may be costly and time consuming (even if it is ultimately determined that the adverse event is not the result of the use of our product) or the investigation may not be sufficiently conclusive to prevent a regulatory authority from taking one of the foregoing actions against us.
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
We expect that the business environment in which we operate will become increasingly competitive. Currently, certain of our products are the only approved therapy for the indication they treat. For example, SOLIRIS and ULTOMIRIS (in the U.S., EU and Japan) are the only approved treatments of PNH. In the future, we expect that SOLIRIS and ULTOMIRIS may compete with new, novel drugs and pharmaceuticals currently in development. For example, several companies are developing and engaged in clinical trials for therapies to treat PNH, aHUS, gMG and NMOSD. Additionally, other pharmaceutical companies have publicly stated that they are developing and intend to commercialize a SOLIRIS biosimilar. For example, in 2019, a SOLIRIS biosimilar was approved in Russia for the treatment of PNH and aHUS and other SOLIRIS biosimilars may be approved in Russia and other jurisdictions in the future. If a second SOLIRIS biosimilar is approved in Russia, we could effectively be prevented from selling SOLIRIS in Russia (even in the absence of a second biosimilar in Russia, we have experienced a decrease in revenue from sales of SOLIRIS in Russia and expect that Russia will account for a very minor portion, if any, of future SOLIRIS revenue). Other biosimilars may be commercially available in other jurisdictions in the future, including the U.S., Europe and Japan and we could experience loss of revenue. STRENSIQ and KANUMA may also experience competition in the future. We are also aware of companies that have initiated or are planning to initiate studies for diseases that we are also targeting with our product pipeline. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
Other pharmaceutical companies have publicly announced intentions to establish or develop rare disease programs and may introduce products that compete with ours (or products that are in our pipeline). These and other companies, many of which have significantly greater financial, technical and marketing resources than us, may commercialize products that are cheaper, more effective, safer, have less frequent dosing schedules, or easier to administer than our products. Our current and future competitors may develop products that are more broadly accepted or may receive patent protection that dominates, blocks or adversely affects our product development or business. These competitive products, including any biosimilars approved under alternative regulatory pathways, may significantly reduce both the price that we receive for such marketed products and the volume of products that we sell, which may negatively impact our revenues and profitability. Given that a significant portion of our 2018 revenue was attributable to SOLIRIS, one or more competitive novel products or biosimilars could have a significant impact on our entire business. In addition, we experience competition in drug development from universities and other research institutions, and pharmaceutical companies compete with us to attract universities and academic research institutions as drug development partners, including for licensing their proprietary technology. If our competitors successfully enter into such arrangements with academic institutions, we may be precluded from pursuing those unique opportunities and may not be able to find equivalent opportunities elsewhere.
If a company announces successful clinical trial results for a product that may be competitive with one of our products or product candidates, receives marketing approval of a competitive product, or gets to the market before we do with a competitive product, our business may be harmed or our stock price may decline.
We may not obtain marketing approval for ULTOMIRIS as a treatment for PNH in any jurisdictions beyond the U.S., Europe or Japan or for any indications beyond PNH.
There is no guarantee that any regulatory authorities (beyond the FDA, MHLW or EMA) will promptly approve the use of ULTOMIRIS in PNH patients or that they will approve the use of ULTOMIRIS in PNH patients at all. We believe that there may be additional important potential markets for ULTOMIRIS and if we are not able to sell ULTOMIRIS in these geographies, our business may be adversely impacted.
Subject to successful completion of clinical trials, we intend to pursue marketing approval for ULTOMIRIS in the U.S., the EU, Japan and other jurisdictions for indications in addition to PNH and, potentially, other delivery mechanisms. The FDA, the EMA or the MHLW could reject our applications for indications beyond PNH (and the other regulatory authorities could reject our application for ULTOMIRIS for PNH) or for a subcutaneous delivery mechanism for many reasons, including due to a finding of inadequate safety, tolerability, potency or efficacy profiles. Additionally, these and other regulatory agencies may request that we provide additional safety or efficacy data, which may require significant additional time and expense to generate prior to a decision on approval (and any additional data that is generated may not be indicative of safety and efficacy required by these agencies).
If ULTOMIRIS is not approved for use in PNH patients in jurisdictions beyond the U.S., EU and Japan, is not approved for indications in addition to PNH, or not approved for subcutaneous administration in the U.S., the EU, Japan or elsewhere or if any such approvals are delayed, our future business and results of operations may be harmed. In the event of any of the foregoing, while we would continue to sell SOLIRIS in the jurisdictions and for the indications authorized by the appropriate authorities, certain of the patents and regulatory exclusivities related to SOLIRIS expire earlier than patents and regulatory exclusivities we hold on ULTOMIRIS, which may allow competitors to enter those markets at an earlier date utilizing SOLIRIS or biosimilar technology.

Risks Related to Business Operations
We rely on a limited number of facilities to produce our products and manufacturing issues at our facilities or the facilities of our third party service providers could cause product shortages, stop or delay commercialization of our products, disrupt or delay our clinical trials or regulatory approvals, and adversely affect our business.
The majority of our products and product candidates are biologics, which cannot be manufactured synthetically and must be produced from biologic sources. As a result, the production of biologic therapeutics that meet all product specification and regulatory requirements is particularly complex. Even slight deviations at any point in the production process may lead to production failures or recalls. For example, in 2013 and 2014 we undertook a voluntary recall of SOLIRIS due to the presence of visible particles in a limited number of vials. In addition, because the production process involves the use of materials that are derived from biological sources, the process can be affected by contaminants that could impact those biological micro-organisms. Therefore, the manufacture of our products and our product candidates is highly regulated, complex and difficult, and, as noted above, even minor technical problems or deviations could result in significant defects or failures and regulatory action against us. These manufacturing challenges are coupled with the fact that we have limited experience manufacturing commercial quantities of certain of our products, including ULTOMIRIS, STRENSIQ and KANUMA (so we may have limited previous experience resolving any issues in connection with the manufacture of these products and it may take significant time to remediate or we may be unable to solve any manufacturing problems) and we rely on a limited number of facilities to manufacture our products for our development, clinical and commercialization needs, some of which we own and some of which are owned by third parties.
If we and/or our third party suppliers fail to meet the highly technical requirements/specifications of manufacturing our biologic products and our strict quality and control specifications, we (or they) may be unable to manufacture or supply our products. We depend on our third party manufacturers to perform effectively on a timely basis and to comply with regulatory requirements and meet our product specifications. If they are unable to do so, our contractual rights to address any failures and right to recover damages are limited. Our failure or the failure of our third-party manufacturers to produce sufficient quantities of our products and product candidates could result in lost revenue, diminish our profitability, delay the development of our product candidates, delay regulatory approval, result in the rejection of our product candidates or result in supply shortages for our patients, which may lead to lawsuits, loss of revenue or could accelerate introduction of competing products to the market. For example, we recently experienced unexpected chemistry, manufacturing and control (or CMC) issues with our recently acquired ALXN 1830 program that has resulted in a delay in the clinical trial timeline for that program. We may experience similar CMC issues in the future that may impact marketed products or other clinical trials.
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
We currently market and sell our products in the U.S., the EU, Japan and several other territories through a direct sales force. Most of our products are relatively new to the market (ULTOMIRIS for the treatment of PNH was approved by the FDA in December 2018, the MHLW in June 2019 and the EMA in July 2019, for example), and we have recently hired several senior members of our sales and commercial team. In addition, in order to gain greater efficiencies in our operations, we have begun to implement a plan pursuant to which certain portions of our international commercial operations will transition to a new operating model in which sales and marketing efforts in designated countries will be conducted to a greater extent by third-parties to promote and sell our products, and our direct sales and marketing presence will decrease (or be eliminated) in these regions.
Due to the fact that many of our products are new to the market, we do not have significant experience in marketing and selling these products to patients, healthcare providers and payers (for example, we are new to certain therapy areas, such as neurology (gMG and NMOSD), and our sales force has had very limited exposure in educating and targeting sales to patients and physicians in neurology practices). This challenge is coupled with the fact that many of our sales and marketing team are new to Alexion and we are transitioning to third parties to market and sell our product in certain countries. If we are unable to successfully market and sell our new products and to successfully sell our products in new therapy areas, as well as successfully implement the transition to third parties to distribute and market our products in certain countries, our business and sales may be harmed. One of our objectives is to expand our business and sales in the future. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products in those jurisdictions where we will continue to rely on our direct sales force and, at the same time, effectively transition from a direct sales force model (or maintain such distributor capabilities in countries where we have already commenced commercial sales), we may not be able to successfully sell our products. In that event, we may not be able to maintain or increase revenues and achieve our goal of expanding our business. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any marketing or distribution agreements with third-party providers on acceptable terms, if at all, or that we will be able to manage the transition to third-party marketers and distributors in the relevant jurisdictions that will not cause any interruption or disruption in our business and sales of our products.
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
Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, if further studies or trials are initiated, what the scope and phase of the trial will be or that they will be completed, or if these further studies or trials are completed, that the design or results may provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to sustain regulatory approval of our product candidates, we could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials may be required if we even determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint(s) in scientifically similar indications.
We are currently planning and conducting several clinical trials of products and product candidates that we anticipate may be important to our goal of expanding our business and diversifying our product portfolio. These trials may not yield the anticipated results for a number of reasons. For example, the fact that we have obtained marketing authorization in the U.S., EU and Japan for ULTOMIRIS as a treatment for PNH does not mean that ULTOMIRIS will be approved as a treatment for aHUS, gMG and NMOSD or that any clinical trials may achieve its designated endpoints and prove to be safe and effective for use in patients with these indications. In addition, we are also conducting clinical trials in therapeutic areas with which we have limited experience (for example, in 2018 we acquired ALXN1840 (WTX101), a therapy for Wilson’s disease acquired from Wilson Therapeutics currently in Phase III clinical trials) and with technology platforms with which we also have limited experience (for example, in 2018 we acquired Syntimmune that develops humanized monoclonal antibody that inhibits the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes). Each of these clinical trials, and any other trial we commence, is subject to the risks highlighted in the preceding paragraph and the investments we have made in these technologies may not generate the expected returns if the clinical trials do not produce results that will meet the requirements of regulators and the needs of patients and their healthcare providers.
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
We rely on a small number of clinical research organizations to carry out our clinical trial related activities, and one contract research organization (CRO) is responsible for many of our studies. We rely on such parties to accurately report their results. Our reliance on CROs may impact our ability to control the timing, conduct, expense and quality of our clinical trials. In addition, we may be responsible for any errors in clinical trials by a CRO as a result of the performance of services in connection with a clinical trial on our behalf. And regulatory agencies, in connection with a potential product approval or as part of on-going monitoring, will review a CROs compliance with regulatory requirements relating to clinical trials and we may be subject to findings and regulatory action (including denial or delay of product approval) if a CRO fails to comply with regulations.
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

•
inability to manufacture product candidates that meet required specifications or to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner;

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
Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to certain risks, including those described in these “Risk Factors” as well as the timing of charges and expenses that we may take and acquisitions (such as the Wilson Therapeutics and Syntimmune acquisitions). In the future, we may not generate sufficient revenues or control expenses to achieve our financial goals, including continued profitability. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. Since we have a limited sales and operating history with certain of our products (such as ULTOMIRIS as a treatment for PNH in the US, EU and Japan) and for new indications of existing products (such as SOLIRIS as a treatment for gMG and NMOSD), we may not be able to accurately forecast demand for our products. STRENSIQ and KANUMA, also relatively new products, each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Since approval of ULTOMIRIS as a treatment for PNH in the U.S. in December 2018, we have undertaken efforts to facilitate the conversion of PNH patients in the U.S. from SOLIRIS to ULTOMIRIS (and are commencing similar efforts in Japan and the EU). Product demand and, in the case of conversion to ULTOMIRIS, product preference and conversion, is dependent on a number of factors, many of which are beyond our control. For these reasons, we may not be able to accurately forecast demand for our products.
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

As we attempt to expand our pipeline, obtain regulatory approval for new products, facilitate the conversion of PNH patients from SOLIRIS to ULTOMIRIS in the U.S., EU and Japan, seek regulatory approval for existing products in new jurisdictions and approval of new indications for existing products (such as SOLIRIS as a treatment for NMOSD (in jurisdictions beyond the U.S.) and ULTOMIRIS as a treatment for aHUS), we may have substantial expenses as we continue our research and development efforts, continue to conduct clinical trials and continue to develop and expand manufacturing, sales, marketing and distribution capabilities worldwide, some of which could be delayed, scaled-back or eliminated to control expenses and/or achieve our financial objectives. In addition, these expenses may increase and such increases may exceed analyst and investor expectations.
If we fail to achieve the expected financial and operating benefits of our corporate restructurings, our business and financial results may be harmed.
We have undertaken corporate restructuring activities to re-align our global organization with our re-focused strategy, reduce costs, and realize operational efficiencies. We estimate that our most recent restructuring, which includes our transition in certain jurisdictions from a direct sales model to increased use of third parties for sales and marketing functions, will result in a charge of up to $25.0 in 2019. These recent restructuring activities, including work force reductions, closing certain operational sites and our increased use of third parties in certain countries to market and distribute products (and rely less on a direct sales force), subject us to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. In addition, we will not exercise the same degree of control over any third parties that we do over our direct sales force or the ability to direct the third party and provide incentives for such third party to sell our products may not be as strong as in the case of a direct sales force. This transition and greater reliance on third party marketers and distributors may also increase the risk of litigation with third parties that we had previously engaged to perform services for us in jurisdictions where we are implementing changes in operational methods pursuant to this restructuring. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations that we believe were reasonable in our judgment at the time made but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.
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
We may need to raise additional capital to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements, and other business activities (including business and technology acquisitions). Funding needs may shift and the amount of capital we may need depends on many factors, including, the cost of any acquisition or any new collaborative, licensing or other commercial relationships that we may establish, the time and cost necessary to build new manufacturing facilities or enhance our manufacturing operations, amounts we may need to pay in connection with the resolution of any government investigation or litigation matter (including any securities class action matter or any product liability claim), the cost of obtaining and maintaining the necessary regulatory approvals for our manufacturing facilities, and the progress, timing and scope of our preclinical studies, clinical trials and product development and commercialization efforts. The capital and credit markets have experienced and may continue to experience extreme volatility and disruption. We may not receive additional funding when we need it or funding may only be available on unfavorable terms. If we cannot raise adequate funds to satisfy our working capital, capital requirements and debt repayment obligations (or royalty and milestone obligations), we may have to delay, scale-back or eliminate certain research, development, manufacturing, acquisition or commercial activities or sell certain assets and technologies.
Our business involves environmental risks and potential exposure to environmental liabilities.
 As a biopharmaceutical company, our business involves the use of certain hazardous materials in our research, development, manufacturing and other activities. We and our third party providers are subject to various federal, state and local and foreign environmental laws and regulations concerning the handling and disposal of non-hazardous and hazardous wastes, such as medical and biological wastes, and emissions and discharges into the environment, such as air, soils and water sources. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment and a current or previous owner or operator of property may be liable for the costs of remediating its property or locations, without regard to whether the owner or operator knew of or caused the contamination. Although our safety procedures for handling and disposing of hazardous materials are designed to comply with the laws and regulations established by state, federal and foreign regulations, the risk of loss of, or accidental contamination or injury from, these materials cannot be eliminated. If an accident or environmental discharge occurs, or if we discover contamination caused by prior owners and operators of properties we acquire, we could be liable for remediation obligations, damages and fines that could exceed our insurance coverage and financial resources. Such obligations and liabilities, which to date have not been material, could have a material impact on our business and financial condition. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, and we may be required to dedicate more resources, including substantial financial resources, to comply with such laws and regulations or purchase supplemental insurance coverage, which may not be available on acceptable terms or at all.
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
As noted above, in 2018 a substantial portion of our total revenue was derived from SOLIRIS. We expect that there may be increased competition to SOLIRIS from, among other products and therapies, biosimilars, and we are still in the very early stages of the launch of ULTOMIRIS in the U.S. for PNH (and very recently received regulatory approval for ULTOMIRIS for PNH in Japan and the EU) and cannot guarantee that our efforts to facilitate the conversion of patients in these regions from SOLIRIS to ULTOMIRIS or to have new PNH patients prescribed ULTOMIRIS will be successful (or that we will obtain clearance for ULTOMIRIS for PNH in any additional jurisdictions). As a result, we have identified rebuilding our product pipeline as a key strategic objective and, in order to achieve this objective, we expect to purchase businesses and acquire, co-develop or license technologies and products from third parties in the future. For example, in 2018, among other transactions, we completed acquisitions of Wilson Therapeutics and Syntimmune, Inc. We anticipate that we will regularly evaluate potential merger, acquisition, partnering and in-license opportunities in an effort to expand our pipeline or product offerings, and enhance our research platforms. Acquisitions of new businesses or products and in-licensing of new technologies and products may involve numerous risks, including:

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
Even if we are able to successfully identify and complete acquisitions and other strategic transactions, we may not be able to integrate or take full advantage of them. An acquisition or other strategic transaction may not result in short-term or long-term benefits to us. We may also incorrectly judge the value or worth of an acquired company or business or an acquired or in-licensed product, particularly if the acquired technology is in preclinical trials or early-stage clinical trials.
To effectively manage our current and future potential growth, we must continue to effectively enhance and develop our global employee base and our operational and financial processes. Supporting our growth strategy may require significant capital expenditures and management resources, including investments in research, development, sales and marketing, manufacturing and other areas of our operations. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us and we may likely incur substantial expenses in advancing acquired products to commercialization. We may not have the necessary funds for these capital expenditures and expenses or they might not be available to us on acceptable terms. We may also seek to raise funds by incurring additional indebtedness and selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in us upon conversion.

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
As of June 30, 2019, the net carrying value of our goodwill and other intangible assets, net totaled $8,525.0. As required by GAAP, we periodically assess these assets to determine if there are indicators of impairment. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of June 30, 2019 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Cash flow models used in our assessments are based on our commercial experience with KANUMA to date and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. As we continue to sell this product, new data may cause us to adjust the assumptions in our cash flow models. Changes to assumptions used in our net cash flow projections may result in material impairment charges in subsequent periods. The net book value of the KANUMA intangible asset as of June 30, 2019 was $3,122.5.
Our business could be adversely affected by litigation, government investigations and enforcement actions.

We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, tax and custom/import duties, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. See Note 18, “Commitments and Contingencies” to the footnotes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our material legal proceedings. For example, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to Alexion’s compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of SOLIRIS and related securities disclosures. Alexion is cooperating with these investigations. The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws. Any determination that our operations or activities are not in compliance with existing laws or regulations, by the SEC or DOJ in the above referenced matter for example, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, exclusion from the federal healthcare programs, healthcare debarment, product recalls, reputational damage and modifications of our business practices and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, we may be required to expend significant resources to defend the securities class action filed in December 2016 and, if we were found to have violated the securities laws, we could be required to pay significant damages to the plaintiffs. Legal proceedings, government investigations, including the SEC and DOJ investigations, and enforcement actions have been and we expect may continue to be expensive and time consuming. Any future litigation or investigation may also likely be expensive and time consuming.
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

•
customs and tax officials in foreign jurisdictions may disagree with the value we set when we or others import our products (including products that are donated for charitable purposes or used for clinical trials) and we may be required to pay additional duties or fines and such amounts may be substantial (for example, our offices in Brazil were visited by the Brazilian federal tax authorities and we received a written notice from such authorities requesting information with respect to the importation of SOLIRIS free of charge to patients in Brazil from 2014 to 2019 and they may be reviewing whether additional amounts are due to the government (we are cooperating with the authorities in this matter));

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
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations in the locations in which we operate our business are extensive and far-reaching, and we must maintain accurate records and control over the activities of our distributors and third party service providers in countries where we operate. We have policies and procedures, and we are currently implementing an enhanced company-wide compliance program and effort, designed to help us and our representatives, including our employees and our vendors and distributors, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by us, our employees or our representatives. Any determination that our operations or activities are not in compliance with existing laws or regulations, including the FCPA and the UK Anti-Bribery Act, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have a material and adverse effect on our business operations. In addition, as our international operations expand, we are likely to become subject to new anti-corruption/anti-bribery laws or existing laws may govern our activities in new jurisdictions in which we operate. In addition, as we move from a direct sales force to third-party distributors and marketers in certain countries and regions, we may also have liability under the FCPA and anti-bribery laws and regulations for the actions of these third parties. Although we can impose contractual restrictions on what these third parties are authorized to do on our behalf, we will exercise only limited control over the actions of these third parties but may still face the same liabilities for their actions. Our failure, and the failure of others who we engage to act on our behalf, to comply, with the laws and regulations of the countries in which we operate, or will operate in the future, could materially harm our business.
Currency fluctuations and changes in exchange rates could adversely affect our revenue, increase our costs and negatively affect our profitability.
We conduct a substantial portion of our business in currencies other than the U.S. dollar. We are exposed to fluctuations in foreign currency exchange rates and such fluctuations affect our operating results. The exposures result from portions of our revenues, as well as the related receivables, and expenses that are denominated in currencies other than the U.S. dollar, including the Euro, Japanese Yen, British Pound, Canadian dollar and Turkish Lira. As the U.S. dollar strengthens against these foreign currencies, the relative value of sales made in the respective foreign currencies decrease. When the U.S. dollar weakens against these currencies, the relative value of such sales increase. We manage a portion of our foreign currency transaction risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. We enter into foreign exchange forward contracts to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues that are denominated in currencies other than the U.S. dollar. The purpose of the revenue hedges is to reduce the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues. Further, we enter into foreign exchange forward contracts, with durations of approximately eight months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have, in the past, caused foreign currency transaction gains and losses and have also impacted the amounts of revenues and expenses calculated in U.S. dollars and will do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. Any significant foreign currency exchange rate fluctuations could adversely affect our financial condition and results of operations.
Risks Related to the Regulatory Environment
We operate in a highly regulated industry and if we or our third party providers fail to comply with U.S. and foreign regulations, we or our third party providers could lose our approvals to market our products or our product candidates, and our business may be seriously harmed.
We and our current and future third party vendors, contract manufacturers, CROs, distributors and suppliers and logistic providers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU Member States and the MHLW. These regulations, many of which are complex, relate to almost all aspects of our business, including GCP, GLP, cGMP and pharmacovigilance rules (for additional information on the regulations relating to our business, see “Business - Government Regulation” in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2018). If we or a regulatory agency discover previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (such as product contamination), or in the case of KANUMA, problems with animal operations, a regulatory agency may impose restrictions on that applicable product, the manufacturing facility or us. We have received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at one of our facilities, which was remediated. If we had failed to address the FDA’s concerns or if we (or one of our third party contract manufacturers) were to receive another Warning Letter in the future relating to cGMP or other applicable regulations, the FDA or other regulatory authorities could take regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, suspension of clinical trials, withdrawal of FDA (or other regulatory authority) approval and/or criminal prosecution.
If we or our third-party providers, including our product or raw material manufacturers, product fill-finish providers, packagers and labelers, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products. In addition to our manufacturing operations and those of contract manufacturers’ manufacturing operations being subject to inspection and potential regulatory action for failure to comply with (among other regulations) cGMP, our animal operations may also be subject to FDA and U.S. Department of Agriculture, Animal and Plant Health Inspection Service (USDA APHIS) inspection to evaluate whether our animal husbandry, containment, personnel, and record keeping practices are sufficient to ensure safety and security of our transgenic chickens and animal products (e.g., eggs, waste, etc.). Any failure to ensure safety and security of our transgenic chickens and/or animal products could result in regulatory action by the FDA or another regulatory body, including USDA APHIS.
Failure to comply with the laws and requirements, including statutes and regulations, administered by the FDA, the EC, the competent authorities of the EU Member States, the MHLW or other comparable agencies, could result in:

•	a product recall;

•	a product withdrawal;

•	modification or revision to a product label;

•	significant administrative and judicial sanctions, including, warning letters or untitled letters;

•	significant fines and other civil penalties;

•	suspension, variation or withdrawal of a previously granted approval for our products;

•	interruption of production;

•	operating restrictions, such as a shutdown of production facilities or production lines, or new manufacturing requirements;

•	suspension or termination of ongoing clinical trials;

•	delays in approving or refusal to approve our products including pending BLAs or BLA supplements for our products or a facility that manufactures our products;

•	seizing or detaining product;

•	requiring us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs,

required due dates for specific actions and penalties for noncompliance;

•	injunctions; and/or

•	criminal prosecution.
In addition, we are subject to antitrust regulations with respect to our acquisitions, as well as our interactions with other participants in the markets we currently serve or may serve in the future. In addition, these antitrust laws are vigorously enforced in the U.S. and in other jurisdictions in which we operate. In connection with any business development transaction, acquisition, development agreement or collaboration that is reviewed by regulatory authorities, there can be no assurance that these antitrust approvals will be obtained. In addition, the governmental entities from which these approvals are required may impose conditions on the completion of such business development transaction or require changes to the terms of the applicable transaction. In addition, the regulatory review process may cause a delay in the closing of a transaction beyond the time that we anticipate and communicate. Any conditions or unexpected delays in approval could have the effect of jeopardizing or delaying completion of the applicable transaction or reducing the anticipated benefits of the transaction (or, as noted above, may prohibit closing of the transaction).
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
In addition, similar or more stringent post-approval requirements and obligations may be imposed by the FDA and/or other regulatory agencies with respect to our future products (such as ULTOMIRIS or SOLIRIS for the treatment of additional indications (or utilizing subcutaneous delivery devices), if approved for use by the FDA and such agencies). Compliance with these post-approval requirements could result in increased cost and expense and decrease our operating margins and, if we are unable to comply with these requirements, we may be subject to regulatory action by the applicable regulatory agency and the penalties may include fines and product withdrawals or restrictions in the use of a product.
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
We seek to comply with the Anti-Kickback Statute and FCA laws, including operating within any available safe harbors, but we cannot assure that our compliance program, policies and procedures will always protect us from acts committed by employees or third-party distributors or service providers.
Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements and potential penalties is provided under “Government Regulation - Fraud and Abuse” included in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Finally, the FDA, the EU and EU Member States and the MHLW impose restrictions on the promotion and marketing of drug products and prohibit pharmaceutical manufacturers from promoting products for indications other than those cleared or approved by regulatory authorities or for use in manner that is not consistent with the product label approved by regulatory agencies, or off-label promotion. In certain instances, physicians are, however, in their medical judgment permitted to use products for unapproved purposes and we are aware of such uses of SOLIRIS. For information regarding a recent MHLW inquiry focused on our communication efforts regarding the proper use of SOLIRIS in Japan for aHUS, see Note 18, “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although we believe that our marketing materials and training programs for physicians do not constitute improper promotion, the FDA, the U.S. Department of Justice (DOJ), other federal or state government agencies, the EU, EU Member States or the MHLW (or other foreign regulatory agencies) may disagree. If any governmental authority determines that our promotional materials, training or other activities constitute improper promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, product withdrawal or recall, injunction, seizure, civil fine and criminal penalties. It is also possible that other enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds.
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
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption laws and regulations that generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business and we operate in countries that are recognized as having a greater potential for governmental and commercial corruption. While we have, and continue to, take steps that are intended to enhance our compliance and training programs, we cannot assure that our compliance program, policies and procedures will always protect us from acts committed by employees or third-parties acting on our behalf.
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also seek information related to our recalls of specific lots of SOLIRIS and related securities disclosures. In December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of certain 501(c)(3) organizations (as described in Note 18, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We settled this investigation with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services in April 2019 which resulted in a payment to the government of $13.1 million. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into our Brazilian operations. In October 2018, the MHLW conducted an inspection of our Japanese operations and in March 2019, the MHLW indicated that its investigation is complete. We are cooperating with the open investigations. At this time, we are unable to predict the duration, scope or outcome of the open investigations. In addition, even though we have settled the investigation relating generally to our support of certain 501(c)(3) organizations that was initiated by the U.S. Attorney’s Office for the District of Massachusetts in December 2016 and the October 2018 investigation by the MHLW has been closed by the MHLW, we may be subject to similar investigations in the future by the same or other regulatory agencies and government authorities and the penalties imposed on us may be materially greater in amount or we may be subject to material limitations on our operations, activities and our business. In addition, any remedial actions that have been or will be taken with the intent to address the matters that were the subject of these or other governmental investigations may not prevent future investigations and potential liability as a result of such further investigations.
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
The current presidential administration has also indicated an intent to address prescription drug pricing and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs and negatively impact our stock price.
State governments have sought to put in place limits and caps on pharmaceutical prices and have also requested rebates for certain pharmaceuticals. Attempts to decrease prices of pharmaceutical products may lead to increased use of managed care organizations by Medicaid programs which could lead to managed care organizations influencing prescription decisions for beneficiaries and a corresponding limitation on prices and reimbursement for our products.
Governments in countries where we operate have adopted or have also shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. We expect that the implementation of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or revenues or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling our products and materially harm our business, financial condition and results of operations.
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

•	the method of calculating the 340B ceiling price for our products;

•	any expansion of the entities that qualify as covered entities; and

•	any requirement that participating manufacturers agree to provide 340B discounted pricing on drugs used in an inpatient setting;
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
We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which have affected and may affect our business. In the U.S., numerous federal and state laws and regulations, including state security breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA.
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
We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures designed to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. However, despite these measures, and due to the ever changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our information technology systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, we could lose product sales, and suffer reputational damage and loss of customer confidence. Such incidents may result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under foreign, federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations may be adversely impacted.
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
Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We have and may in the future receive notices claiming our products infringe third party patents and third parties have and may in the future file civil lawsuits against us claiming infringement of their intellectual property rights. In late-2018, Chugai Pharmaceutical Co., Ltd. filed suits in the U.S. and Japan alleging that ULTOMIRIS infringes a U.S. and two Japanese patents, respectively, held by Chugai (See Note 18, Commitments and Contingencies to the footnotes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding these legal proceedings with Chugai).. Additional third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products or investigational compounds. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have determined in our judgment that:

•	our products and investigational compounds do not infringe the patents;

•	the patents are not valid or enforceable; and/or

•
we have identified and are testing various alternatives that should not infringe the patents and which should permit continued development and commercialization of our products and investigational compounds.

Any holder of these patents or other patents covering similar technology could sue us for damages and seek to prevent us from manufacturing, selling or developing our products. Intellectual property disputes, such as those initiated by Chugai, can be costly and time consuming to defend. Prior to launch of a new product (or an existing product for a new indication), for various reasons, a patent owner may not be able to assert its patent rights so it is possible that any potential challenges to our products may be made after a product has been commercialized and not necessarily while the product is in development, in clinical trials or during the regulatory review process. If we cannot successfully defend against any future actions or conflicts, if they arise, we may incur substantial legal costs and may be liable for damages, be required to obtain costly licenses or be forced to stop manufacturing, using or selling our products (and we may be, in certain cases, prevented from initiating product launches in certain jurisdictions or required to withdraw the product from the market after it has been launched), which may adversely affect our business. We may seek to obtain a license prior to or during legal actions in order to reduce the risks in connection with product launches (or at a later time after product introduction) and to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business. In addition, even if we obtained a license, it would likely be non-exclusive and any competitive advantage resulting from the licensed technology may be of limited value and the same technology could be utilized by competitors.
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
Our other products are also at risk from biosimilars. Other than SOLIRIS for the treatment of gMG and SOLIRIS and ULTOMIRIS as a treatment for PNH, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product or novel therapy, our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
Risks Related to Our Common Stock
Our stock price is volatile.
The trading price of our common stock has been volatile and may continue to be volatile in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our products or our competitors' products, product development by us or our competitors, changes in laws, including healthcare, tax or intellectual property laws, intellectual property developments, changes in reimbursement or drug pricing, the existence or outcome of litigation or government proceedings, including the SEC/DOJ investigation and the Chugai lawsuits alleging patent infringement, acquisitions or other strategic transactions, and the perceptions of our investors that we are not performing or meeting expectations. In addition, the sales of our common stock by our officers, directors, or by any entities that an officer or director may be affiliated with, may have caused our stock price to drop in the past and any future sales by such officer, director or affiliate (or the perception that such sales could occur) may have a negative impact on our stock price. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected

Anti-takeover provisions in our charter and bylaws and under Delaware law could make a third-party acquisition of us difficult and may frustrate any attempt to remove or replace our current management.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2019	0.1	$134.8	0.1	$427.7
May 1-31, 2019	0.1	$130.5	0.1	$414.1
June 1-30, 2019	0.1	$121.0	0.1	$402.6
Total	0.3	$128.8	0.3
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

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)Exhibits:

10.1	Form of 2017 Incentive Plan Restricted Stock Unit Agreement for Director Annual Grant**

10.2	Form of 2017 Incentive Plan Restricted Stock Unit Agreement for Director Fees**

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity the three and six months ended June 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

** Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: July 24, 2019		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date: July 24, 2019		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)