Form 10-Q
period 2019-09-30
ALEXION PHARMACEUTICALS, INC.
filed 2019-10-23
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	$0.0001 par value	221,290,691
Class		Outstanding as of October 21, 2019

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$2,171.3	$1,365.5
Marketable securities	44.4	198.3
Trade accounts receivable, net	1,116.3	922.3
Inventories	576.7	472.5
Prepaid expenses and other current assets	432.5	426.4
Total current assets	4,341.2	3,385.0
Property, plant and equipment, net	1,148.0	1,471.5
Intangible assets, net	3,410.1	3,641.3
Goodwill	5,037.4	5,037.4
Right of use operating assets	206.9	—
Other assets	671.4	396.7
Total assets	$14,815.0	$13,931.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$868.2	$698.2
Revolving credit facility	—	250.0
Current portion of long-term debt	126.6	93.8
Current portion of contingent consideration	—	97.6
Other current liabilities	96.4	34.4
Total current liabilities	1,091.2	1,174.0
Long-term debt, less current portion	2,406.7	2,501.7
Contingent consideration	188.0	183.2
Facility lease obligation	—	361.0
Deferred tax liabilities	314.7	391.1
Noncurrent operating lease liabilities	166.8	—
Other liabilities	280.4	155.6
Total liabilities	4,447.8	4,766.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Common stock, $0.0001 par value; 290 shares authorized; 237.5 and 236.2 shares issued at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	8,738.0	8,539.1
Treasury stock, at cost, 16.2 and 12.7 shares at September 30, 2019 and December 31, 2018, respectively	(2,073.4)	(1,689.9)
Accumulated other comprehensive loss	(48.2)	(9.7)
Retained earnings	3,750.8	2,325.8
Total stockholders' equity	10,367.2	9,165.3
Total liabilities and stockholders' equity	$14,815.0	$13,931.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net product sales	$1,263.1	$1,026.5	$3,605.8	$3,001.6
Other revenue	—	—	1.0	0.8
Total revenues	1,263.1	1,026.5	3,606.8	3,002.4
Cost of sales	95.2	90.6	280.2	277.5
Operating expenses:
Research and development	232.9	174.8	616.4	524.8
Selling, general and administrative	299.3	258.7	880.1	793.1
Acquired in-process research and development	—	—	(4.1)	803.7
Amortization of purchased intangible assets	75.6	80.0	235.7	240.1
Change in fair value of contingent consideration	29.8	53.5	7.2	110.9
Restructuring expenses	0.3	10.3	11.9	26.4
Total operating expenses	637.9	577.3	1,747.2	2,499.0
Operating income	530.0	358.6	1,579.4	225.9
Other income and expense:
Investment income	23.0	5.9	50.6	119.4
Interest expense	(17.9)	(24.6)	(56.1)	(73.7)
Other income and (expense)	0.4	2.2	2.9	3.5
Income before income taxes	535.5	342.1	1,576.8	275.1
Income tax expense	67.9	11.2	61.5	152.5
Net income	$467.6	$330.9	$1,515.3	$122.6
Earnings per common share
Basic	$2.09	$1.48	$6.77	$0.55
Diluted	$2.08	$1.47	$6.72	$0.55
Shares used in computing earnings per common share
Basic	223.3	222.9	223.8	222.5
Diluted	224.5	224.6	225.4	224.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(amounts in millions)

	Three months ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$467.6	$330.9	$1,515.3	$122.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2.5)	(1.7)	(3.0)	(6.0)
Unrealized gains (losses) on debt securities	—	0.1	0.2	(0.3)
Unrealized gains on pension obligation	—	—	—	0.7
Unrealized gains (losses) on hedging activities, net of tax of $3.5, $2.9, $(10.8) and $13.4, respectively	12.2	11.4	(35.7)	46.9
Other comprehensive income (loss), net of tax	9.7	9.8	(38.5)	41.3
Comprehensive income	$477.3	$340.7	$1,476.8	$163.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended September 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, June 30, 2019	237.3	$—	$8,677.0	13.1	$(1,738.8)	$(57.9)	$3,283.2	$10,163.5
Repurchase of common stock	—	—	—	3.1	(334.6)	—	—	(334.6)
Issuance of common stock under stock option and stock purchase plans	0.1	—	1.9	—	—	—	—	1.9
Issuance of restricted common stock	0.1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	59.1	—	—	—	—	59.1
Net income	—	—	—	—	—	—	467.6	467.6
Other comprehensive income	—	—	—	—	—	9.7	—	9.7
Balances, September 30, 2019	237.5	$—	$8,738.0	16.2	$(2,073.4)	$(48.2)	$3,750.8	$10,367.2

Three months ended September 30, 2018	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, June 30, 2018	235.5	$—	$8,420.2	12.7	$(1,689.9)	$(2.9)	$2,040.0	$8,767.4
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common stock under stock option and stock purchase plans	0.2	—	16.8	—	—	—	—	16.8
Issuance of restricted common stock	0.1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	44.8	—	—	—	—	44.8
Net income	—	—	—	—	—	—	330.9	330.9
Other comprehensive income	—	—	—	—	—	9.8	—	9.8
Balances, September 30, 2018	235.8	$—	$8,481.8	12.7	$(1,689.9)	$6.9	$2,370.9	$9,169.7

Nine Months Ended September 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2018	236.2	$—	$8,539.1	12.7	$(1,689.9)	$(9.7)	$2,325.8	$9,165.3
Repurchase of common stock	—	—	—	3.5	(383.5)	—	—	(383.5)
Issuance of common stock under stock option and stock purchase plans	0.3	—	23.2	—	—	—	—	23.2
Issuance of restricted common stock	1.0	—	—	—	—	—	—	—
Share-based compensation expense	—	—	175.7	—	—	—	—	175.7
Net income	—	—	—	—	—	—	1,515.3	1,515.3
Other comprehensive loss	—	—	—	—	—	(38.5)	—	(38.5)
Adoption of new accounting standards (see Note 2)	—	—	—	—	—	—	(90.3)	(90.3)
Balances, September 30, 2019	237.5	$—	$8,738.0	16.2	$(2,073.4)	$(48.2)	$3,750.8	$10,367.2

Nine Months Ended September 30, 2018	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2017	234.3	$—	$8,290.3	12.0	$(1,604.9)	$(34.4)	$2,242.1	$8,893.1
Repurchase of common stock	—	—	—	0.7	(85.0)	—	—	(85.0)
Issuance of common stock under stock option and stock purchase plans	0.5	—	41.4	—	—	—	—	41.4
Issuance of restricted common stock	1.0	—	—	—	—	—	—	—
Share-based compensation expense	—	—	150.1	—	—	—	—	150.1
Net income	—	—	—	—	—	—	122.6	122.6
Other comprehensive income	—	—	—	—	—	41.3	—	41.3
Adoption of new accounting standards	—	—	—	—	—	—	6.2	6.2
Balances, September 30, 2018	235.8	$—	$8,481.8	12.7	$(1,689.9)	$6.9	$2,370.9	$9,169.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,515.3	$122.6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	286.2	306.9
Impairment of assets	—	13.5
Change in fair value of contingent consideration	7.2	110.9
Payments of contingent consideration	(100.0)	—
Share-based compensation expense	176.8	150.9
Non-cash expense for acquired IPR&D	—	86.6
Deferred taxes (benefit)	(136.1)	79.1
Unrealized foreign currency loss (gain)	(3.3)	8.6
Unrealized loss (gain) on forward contracts	(15.3)	(9.9)
Unrealized gain on strategic equity investments	(20.6)	(100.5)
Other	(2.3)	(3.0)
Changes in operating assets and liabilities:
Accounts receivable	(199.1)	(197.4)
Inventories	(105.9)	26.7
Prepaid expenses, right of use operating assets and other assets	(42.2)	(85.1)
Accounts payable, accrued expenses, lease liabilities and other liabilities	207.1	(167.3)
Net cash provided by operating activities	1,567.8	342.6
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(51.2)	(771.4)
Proceeds from maturity or sale of available-for-sale debt securities	211.0	1,356.4
Purchases of mutual funds related to nonqualified deferred compensation plan	(13.4)	(9.0)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	11.4	9.3
Purchases of property, plant and equipment	(124.7)	(170.6)
Purchases of strategic investments	(63.7)	—
Purchase of intangible assets	(16.0)	—
Other	—	3.6
Net cash provided by (used in) investing activities	(46.6)	418.3
Cash flows from financing activities:
Debt issuance costs	—	(7.6)
Proceeds from revolving credit facility	—	250.0
Payments on term loan facility	(65.4)	(293.8)
Payments on revolving credit facility	(250.0)	—
Repurchases of common stock	(383.5)	(85.0)
Net proceeds from issuance of common stock under share-based compensation arrangements	23.2	41.4
Other	(3.7)	(10.5)
Net cash used in financing activities	(679.4)	(105.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.1)	(10.6)
Net change in cash and cash equivalents and restricted cash	835.7	644.8
Cash and cash equivalents and restricted cash at beginning of period	1,367.4	586.3
Cash and cash equivalents and restricted cash at end of period	$2,203.1	$1,231.1

	Nine months ended September 30,
	2019	2018

Supplemental cash flow disclosures from investing and financing activities:
Fair value of contingent liability related to strategic investment and purchase option	$27.6	$—
Operating ROU lease assets obtained in exchange for operating lease liabilities	$23.9	$—
Capitalization of construction costs related to facility lease obligations	$—	$44.3
Accounts payable and accrued expenses for purchases of property, plant and equipment and intangible assets	$3.1	$10.2
The following provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statement of cash flows:

	Nine months ended September 30,
	2019	2018

Cash and cash equivalents	$2,171.3	$1,228.9
Restricted cash included in other current assets	$31.5	$0.1
Restricted cash included in other noncurrent assets	$0.3	$2.1
Total cash and cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows	$2,203.1	$1,231.1
Amounts included in restricted cash primarily represent funds placed in escrow as a result of the judicial order issued by the Federal Court of Canada related to SOLIRIS pricing (Note 18).

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
We are the global leader in complement inhibition and have developed and commercialize two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS), as well as the first approved complement inhibitor to treat anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and anti-AQP4 antibody-positive neuromyelitis optica spectrum disorder (NMOSD).  In addition, Alexion has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development with strategic focus in hematology and nephrology, neurology, metabolics and neonatal Fc receptor (FcRn). We were incorporated in 1992 under the laws of the State of Delaware.

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2018 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
New Accounting Pronouncements
Accounting Standards Update (ASU) 2016-13, "Measurement of Credit Losses on Financial Instruments": In June 2016, the Financial Accounting Standards Board (FASB) issued a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements; however, the impact will depend on the composition of the Company's portfolio of financial instruments, and the current and forecasted economic conditions as of the adoption date.
ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract": In August 2018, the FASB issued a new standard on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement (CCA) that aligns the requirements for capitalizing implementation costs in a CCA service contract with existing internal-use software guidance. The standard also provides classification guidance on these implementation costs as well as additional quantitative and qualitative disclosures. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period and can be adopted prospectively or retrospectively. We intend to adopt this new guidance on a prospective basis. We do not expect the adoption of this standard to have a significant impact on our financial statements; however, the adoption of this standard will result in an increase in capitalized assets related to qualifying CCA implementation costs incurred after the adoption date.
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
Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2019, we derecognized $472.8 of property, plant and equipment and other assets and $372.2 of facility lease obligations associated with previously existing build-to-suit arrangements. We capitalized ROU assets of $326.1, inclusive of opening adjustments of $70.8 primarily related to prepaid rent existing at transition, and $255.3 of lease liabilities, within our condensed consolidated balance sheets upon adoption. At transition, we recorded a decrease of $90.3 to retained earnings, net of tax, primarily related to our derecognition of previously recorded build-to-suit arrangements.
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

4.	Inventories
The components of inventory are as follows:

	September 30,	December 31,
	2019	2018
Raw materials	$36.0	$31.4
Work-in-process	180.4	90.4
Finished goods	360.3	350.7
	$576.7	$472.5

5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		September 30, 2019			December 31, 2018
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing rights	5-8	$47.0	$(32.8)	$14.2	$39.0	$(29.3)	$9.7
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(1,314.8)	3,395.7	4,710.5	(1,079.1)	3,631.4
Other intangibles	5	0.4	(0.2)	0.2	0.4	(0.2)	0.2
Total		$4,768.4	$(1,358.3)	$3,410.1	$4,760.4	$(1,119.1)	$3,641.3
Goodwill	Indefinite	$5,040.3	$(2.9)	$5,037.4	$5,040.3	$(2.9)	$5,037.4
Amortization expense for the three months ended September 30, 2019 and 2018 was $77.5 and $80.2, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $239.2 and $240.8, respectively. As of September 30, 2019, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $74.0 for the three months ending December 31, 2019, and approximately $296.0 for each of the years ending December 31, 2020 through December 31, 2024.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

As of September 30, 2019, the net book value of our purchased technology includes $3,057.5 associated with the KANUMA intangible asset, which we acquired in the acquisition of Synageva BioPharma Corp. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of September 30, 2019 and determined that there were no indicators of impairment. Cash flow models used in our assessments are based on our commercial experience to date with KANUMA and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. We will continue to review the related valuation and accounting of this asset as new information becomes available to us.

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
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended September 30, 2019 and 2018 was $1.3 and amortization expense associated with deferred financing costs for the nine months ended September 30, 2019 and 2018 was $3.8 and $6.7, respectively. Remaining unamortized deferred financing costs as of September 30, 2019 and December 31, 2018 were $17.0 and $20.8, respectively.
We made principal payments of $32.7 and $65.4 on the term loan during the three and nine months ended September 30, 2019, respectively, and as of September 30, 2019, we had $2,547.1 outstanding on the term loan. In January 2019, we paid the outstanding balance on the revolving credit facility of $250.0 in full and we had no outstanding borrowings under the revolving credit facility as of September 30, 2019. As of September 30, 2019, we had open letters of credit of $1.0 that offset our availability in the revolving facility.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income used for basic and diluted calculation	$467.6	$330.9	$1,515.3	$122.6
Shares used in computing earnings per common share—basic	223.3	222.9	223.8	222.5
Weighted-average effect of dilutive securities:
Stock awards	1.2	1.7	1.6	1.7
Shares used in computing earnings per common share—diluted	224.5	224.6	225.4	224.2
Earnings per common share:
Basic	$2.09	$1.48	$6.77	$0.55
Diluted	$2.08	$1.47	$6.72	$0.55

We exclude from diluted EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of diluted EPS for the three months ended September 30, 2019 and 2018 were 3.3 and 2.5 shares of common stock, respectively, because their effect was anti-dilutive. Similarly, we excluded 3.1 and 2.9 shares of common stock from the calculation of EPS for the nine months ended September 30, 2019 and 2018, respectively, because their effect was anti-dilutive.

8.	Marketable Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$287.3	$—	$—	$287.3
Corporate bonds	4.6	—	—	4.6
Other government-related obligations:
U.S.	130.5	—	—	130.5
Foreign	8.8	—	—	8.8
Bank certificates of deposit	15.6	—	—	15.6
Total available-for-sale debt securities	$446.8	$—	$—	$446.8

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$52.1	$—	$—	$52.1
Corporate bonds	122.9	—	(0.1)	122.8
Other government-related obligations:
U.S.	17.5	—	—	17.5
Bank certificates of deposit	33.2	—	—	33.2
Total available-for-sale debt securities	$225.7	$—	$(0.1)	$225.6

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2019 and December 31, 2018 was $0.7 and $128.7, respectively. We did not have any investments in a continuous

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

unrealized loss position for more than twelve months as of September 30, 2019 and December 31, 2018. As of September 30, 2019, we believe that the cost basis of our available-for-sale debt securities is recoverable.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheets were as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$423.2	$43.8
Marketable securities	23.6	181.8
	$446.8	$225.6

The fair values of available-for-sale debt securities at September 30, 2019, by contractual maturity, are summarized as follows:

September 30, 2019
Due in one year or less	$443.2
Due after one year through three years	3.6
$446.8

We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of September 30, 2019 and December 31, 2018, the fair value of these investments was $20.8 and $16.5, respectively.

We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three and nine months ended September 30, 2019 and 2018.

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
We enter into foreign exchange forward contracts, with durations of up to 60    months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of September 30, 2019, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,211.9 that qualified for hedge accounting with current contract maturities through May 2021. As of September 30, 2019, we had open expense related foreign exchange forward contracts with notional amounts totaling $15.6 that qualified for hedge accounting with contract maturities through September 2022.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes the total interest rate swap contracts executed as of September 30, 2019:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Type of Interest Rate Swap Contract	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	1,531.3	December 2016 - January 2018	December 2019	0.98% - 1.62%
Floating to Fixed	450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	300.0	January 2019	December 2019	2.08%
Floating to Fixed	1,300.0	December 2019	December 2022	2.37% - 2.83%

The amount of gains and (losses) recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,263.1	$(17.9)	$1,026.5	$(24.6)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$11.0	$—	$3.3	$—
Interest rate swap contracts	$—	$3.4	$—	$4.0

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$3,605.8	$(56.1)	$3,001.6	$(73.7)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$27.1	$—	$(11.5)	$—
Interest rate swap contracts	$—	$12.5	$—	$8.5
The impact on AOCI from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign Exchange Forward Contracts:
Gain (loss) recognized in AOCI, net of tax	$30.5	$9.8	$40.8	$26.3
Gain (loss) reclassified from AOCI to net product sales, net of tax	$8.6	$2.5	$21.0	$(8.9)
Interest Rate Swap Contracts:
Gain (loss) recognized in AOCI, net of tax	$(7.1)	$7.2	$(45.9)	$18.4
Gain (loss) reclassified from AOCI to interest expense, net of tax	$2.6	$3.1	$9.6	$6.7

Assuming no change in foreign exchange rates from market rates at September 30, 2019, $29.1 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at September 30, 2019, $14.0 of losses recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts were immaterial at September 30, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We enter into foreign exchange forward contracts, with durations of up to 8 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2019, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,103.2.
We recognized a gain (loss) of $1.4 and $6.8, in other income and (expense) for the three months ended September 30, 2019 and 2018, respectively, associated with the foreign exchange contracts not designated as hedging instruments. We recognized a gain (loss) of $(1.2) and $17.1, in other income and (expense) for the nine months ended September 30, 2019 and 2018, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.
The following tables summarize the fair value of outstanding derivatives as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$32.5	Other current liabilities	$3.6
Foreign exchange forward contracts	Other assets	4.1	Other liabilities	0.8
Interest rate swap contracts	Prepaid expenses and other current assets	2.4	Other current liabilities	16.4
Interest rate swap contracts	Other assets	—	Other liabilities	55.7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	10.3	Other current liabilities	13.5
Total fair value of derivative instruments		$49.3		$90.0

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	December 31, 2018
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$16.9	Other current liabilities	$7.3
Foreign exchange forward contracts	Other assets	0.3	Other liabilities	3.1
Interest rate swap contracts	Prepaid expenses and other current assets	20.1	Other current liabilities	0.8
Interest rate swap contracts	Other assets	—	Other liabilities	17.3
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	23.6	Other current liabilities	11.5
Total fair value of derivative instruments		$60.9		$40.0

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

	September 30, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$49.3	$—	$49.3	$(11.8)	$—	$37.5
Derivative liabilities	(90.0)	—	(90.0)	11.8	—	(78.2)

	December 31, 2018
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$60.9	$—	$60.9	$(30.2)	$—	$30.7
Derivative liabilities	(40.0)	—	(40.0)	30.2	—	(9.8)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

10.	Other Investments
Other investments include strategic investments in equity securities of certain biotechnology companies which we acquired in connection with license and option agreements. These investments are included in other assets in our condensed consolidated balance sheets.
Moderna
During 2014, we purchased $37.5 of preferred stock of Moderna Therapeutics, Inc. (Moderna), a privately held biotechnology company, which was recorded at cost. During the first quarter 2018, Moderna announced the completion of a new round of financing. As a result, we recognized an unrealized gain of $100.8 in investment income during the first quarter 2018 to adjust our investment in Moderna to fair value as of the date of the observable price change, based on the per share price in Moderna's new round of financing. There were no observable price changes during the second and third quarters of 2018.
On December 6, 2018, Moderna completed its initial public offering (IPO) and shares of Moderna began trading on the Nasdaq Global Select Market under the symbol “MRNA.” As part of the IPO, our preferred stock was converted into Moderna common stock and subject to a one year lock-up period. As our equity investment in Moderna common stock now has a readily determinable fair value, we are recording the investment at fair value, with the effects of the holding period restriction estimated using an option pricing valuation model. During the three and nine months ended September 30, 2019, we recognized an unrealized gain of $12.3 and $13.1, respectively, in investment income to adjust our investment in Moderna to fair value as of September 30, 2019.
The fair value of this investment was $95.0 and $81.9 as of September 30, 2019 and December 31, 2018, respectively.
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and nine months ended September 30, 2019, we recognized an unrealized (loss) gain of $(1.1) and $3.1, respectively, in investment income to adjust our equity investment in Dicerna to fair value as of September 30, 2019.
The fair value of this investment was $12.0 and $8.9 as of September 30, 2019 and December 31, 2018, respectively.
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
There were no observable price changes associated with these assets during the three and nine months ended September 30, 2019. The carrying value of the investment and option of $41.0 and $16.1, respectively, were not impaired as of September 30, 2019.
Zealand
In March 2019, we purchased $13.8 of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark, see Note 18, “Commitments and Contingencies” for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and nine months ended September 30, 2019, we recognized an unrealized gain of $3.7 and $7.3, respectively, in investment income to adjust our equity investment in Zealand to fair value as of September 30, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The fair value of this investment was $20.4 as of September 30, 2019.
Eidos
In September 2019, we purchased $19.9 of Eidos Therapeutics, Inc. (Eidos) common stock, in connection with an agreement that we entered into with Eidos, a publicly-traded biopharmaceutical company and subsidiary of BridgeBio Pharma, Inc., see Note 18, “Commitments and Contingencies” for additional information on the agreement. As our equity investment in Eidos common stock has a readily determinable fair value, we are recording the investment at fair value, with the effects of a one year holding period restriction estimated using an option pricing valuation model. During the three and nine months ended September 30, 2019, we recognized an unrealized loss of $2.9 in investment income to adjust our equity investment in Eidos to fair value as of September 30, 2019.
The fair value of this investment was $17.0 as of September 30, 2019.

11.	Stockholders' Equity
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 3.1 shares of our common stock at a cost of $334.6 during the three months ended September 30, 2019. The Company did not repurchase any shares during the three months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, we repurchased 3.5 and 0.7 shares of our common stock at a cost of $383.5 and $85.0, respectively.
Subsequent to September 30, 2019, we repurchased 0.1 shares of common stock under our repurchase program at a cost of $7.0. As of October 21, 2019, there is a total of $60.9 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2019 and 2018:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$(2.6)	$(0.3)	$9.6	$(16.4)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	(5.1)	(3.0)	(7.9)
Amounts reclassified from other comprehensive income	—	—	(30.6)	—	(30.6)
Net other comprehensive income (loss)	—	0.2	(35.7)	(3.0)	(38.5)
Balances, September 30, 2019	$(2.6)	$(0.1)	$(26.1)	$(19.4)	$(48.2)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2017	$(4.8)	$0.2	$(13.9)	$(15.9)	$(34.4)
Other comprehensive income (loss) before reclassifications	1.2	0.2	44.7	(6.0)	40.1
Amounts reclassified from other comprehensive income	(0.5)	(0.5)	2.2	—	1.2
Net other comprehensive income (loss)	0.7	(0.3)	46.9	(6.0)	41.3
Balances, September 30, 2018	$(4.1)	$(0.1)	$33.0	$(21.9)	$6.9

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2019 and 2018:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2019	2018	2019	2018
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$11.0	$3.3	$27.1	$(11.5)	Net product sales
Interest rate swap contracts	3.4	4.0	12.5	8.5	Interest expense
	14.4	7.3	39.6	(3.0)
	(3.2)	(1.7)	(9.0)	0.8	Income tax (benefit) expense
	$11.2	$5.6	$30.6	$(2.2)

13.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

		Fair Value Measurement at September 30, 2019
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$529.1	$—	$529.1	$—
Cash equivalents	Commercial paper	$287.3	$—	$287.3	$—
Cash equivalents	Bank certificates of deposit	$7.1	$—	$7.1	$—
Cash equivalents	Other government-related obligations	$128.8	$—	$128.8	$—
Marketable securities	Mutual funds	$20.8	$20.8	$—	$—
Marketable securities	Commercial paper	$—	$—	$—	$—
Marketable securities	Corporate bonds	$4.6	$—	$4.6	$—
Marketable securities	Other government-related obligations	$10.5	$—	$10.5	$—
Marketable securities	Bank certificates of deposit	$8.5	$—	$8.5	$—
Other assets	Equity securities	$144.4	$32.4	$112.0	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$42.8	$—	$42.8	$—
Other assets	Foreign exchange forward contracts	$4.1	$—	$4.1	$—
Other current liabilities	Foreign exchange forward contracts	$17.1	$—	$17.1	$—
Other liabilities	Foreign exchange forward contracts	$0.8	$—	$0.8	$—
Prepaid expenses and other current assets	Interest rate contracts	$2.4	$—	$2.4	$—
Other current liabilities	Interest rate contracts	$16.4	$—	$16.4	$—
Other liabilities	Interest rate contracts	$55.7	$—	$55.7	$—
Current portion of contingent consideration	Acquisition-related contingent consideration	$—	$—	$—	$—
Contingent consideration	Acquisition-related contingent consideration	$188.0	$—	$—	$188.0
Other current liabilities	Other contingent payments	$14.0	$—	$—	$14.0
Other liabilities	Other contingent payments	$13.6	$—	$—	$13.6

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

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2019.

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
As of September 30, 2019, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.

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
As of September 30, 2019, estimated future contingent milestone payments related to prior business combinations range from zero if no milestone events are achieved, to a maximum of $602.0 if all development, regulatory and sales-based milestones are reached. In the second quarter 2019, a sales-based milestone associated with our acquisition of Enobia Pharma Corp. was achieved. In connection with such achievement, we made a $100.0 milestone payment in the third quarter 2019.
As of September 30, 2019, the fair value of acquisition-related contingent consideration was $188.0. The following table represents a roll-forward of our acquisition-related contingent consideration:

Nine months ended
September 30, 2019
Balance at beginning of period	$280.8
Milestone payments	(100.0)
Changes in fair value	7.2
Balance at end of period	$188.0

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
Each reporting period, we adjust the derivative liability associated with the contingent fees to fair value with changes in fair value recognized in other income and expense. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of the liability related to the passage of time. As of September 30, 2019, the fair value of our contingent fees was $27.6. We recorded $(0.2) and $(0.5) in other income and (expense) during

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

the three and nine months ended September 30, 2019, respectively, related to the change in the fair value of the liability.

14.	Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
SOLIRIS
United States	$496.8	$404.5	$1,456.8	$1,136.3
Europe	255.5	262.1	800.2	766.3
Asia Pacific	118.0	98.2	329.2	277.3
Rest of World	120.2	123.2	347.1	406.4
Total	$990.5	$888.0	$2,933.3	$2,586.3

ULTOMIRIS
United States	$65.1	$—	$143.9	$—
Europe	21.1	—	21.1	—
Asia Pacific	3.7	—	3.7	—
Rest of World	—	—	—	—
Total	$89.9	$—	$168.7	$—

STRENSIQ
United States	$118.0	$86.6	$323.7	$275.7
Europe	19.0	16.6	56.0	47.0
Asia Pacific	14.0	7.2	36.0	19.2
Rest of World	3.3	2.8	10.0	7.1
Total	$154.3	$113.2	$425.7	$349.0

KANUMA
United States	$16.0	$13.7	$45.1	$38.6
Europe	6.3	4.7	19.4	16.4
Asia Pacific	1.3	0.8	3.4	2.9
Rest of World	4.8	6.1	10.2	8.4
Total	$28.4	$25.3	$78.1	$66.3

Total Net Product Sales	$1,263.1	$1,026.5	$3,605.8	$3,001.6

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	September 30, 2019	December 31, 2018
Receivables, which are included in "Trade accounts receivable, net"	$1,116.3	$922.3
Contract liabilities, which are included in "Other current liabilities"	$26.3	$3.4

15.	Income Taxes

The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax expense	$67.9	$11.2	$61.5	$152.5
Effective income tax rate	12.7%	3.3%	3.9%	55.4%

Income tax expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure, we recognized certain one-time tax benefits. The deferred tax benefits include $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the nine months ended September 30, 2019 by approximately 8.0%. Future changes to our intellectual property integration planning could materially impact our effective tax rate in subsequent periods.
On July 1, 2019, the Wilson Therapeutics intellectual property was integrated into the Alexion corporate structure, resulting in income tax expense of approximately $10.2.
During the third quarter 2019, we completed a comprehensive analysis of our current and prior year estimates related to our foreign-derived intangible income (“FDII”) based on additional guidance provided in the proposed regulations issued by the U.S. Treasury Department in 2019.  The analysis resulted in income tax benefits of approximately $29.9, including $17.0 million related to prior year estimated tax benefits, which were recorded as a change in estimate in income tax expense in our consolidated statements of operations during the three and nine months ended September 30, 2019.  These tax benefits decreased the effective tax rate for the three and nine months ended September 30, 2019 by approximately 5.6% and 1.9%, respectively.
The income tax expense for the three months ended September 30, 2018 includes a U.S. tax reform measurement period adjustment to deferred taxes of $(53.1). This deferred tax benefit decreased the effective tax rate by approximately 15.5%. The income tax expense for the nine months ended September 30, 2018 includes an increase in the effective tax rate of approximately 41.3% attributable to the acquisition of Wilson Therapeutics. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed as in-process research and development costs during the nine month period, for which no tax benefit has been recognized. Also included in the nine months ended September 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $(14.7). This deferred tax benefit decreased the effective tax rate by approximately 1.4%.
In 2017, the Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2015. We anticipate this audit will conclude within the next twelve months. We have not been notified of any significant adjustments proposed by the IRS. It is reasonably possible that previously unrecognized tax benefits could be recognized upon the conclusion of the IRS examination. At this time, an estimate of the change in unrecognized tax benefits cannot be made.
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
We maintain defined benefit plans for employees in certain countries outside the U.S., including retirement benefit plans required by applicable local law. The plans are valued by independent actuaries using the projected unit credit method. The liabilities correspond to the projected benefit obligations of which the discounted net present value is calculated based on years of employment, expected salary increases, and pension adjustments. The total net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018 was not material.

17.	Leases
At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at our discretion and we do not include any of these options within the expected lease term as we are not reasonably certain we will exercise these options. We have elected to combine lease components (for example fixed payments including rent) with non-lease components (for example, non-dedicated parking and common-area maintenance costs) on our real estate and commercial fleet asset classes. We separate lease and non-lease components on our embedded contract manufacturing organization (CMO) arrangements. Lease and non-lease components on these CMO arrangements are determined based on an allocation of the consideration in the contract to the embedded lease and non-lease components of the arrangement based on the relative standalone prices of these components.
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
Operating leases are included in right of use operating assets, other current liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheet as of September 30, 2019. Financing leases are included in property, plant and equipment, other current liabilities, and other liabilities in our condensed consolidated balance sheet as of September 30, 2019.
The following table summarizes our lease assets and liabilities as of September 30, 2019:

ROU Assets and Liabilities
	Balance Sheet Location	Financing	Operating
ROU - Asset	Right of use operating assets	$—	$206.9
ROU - Asset	Property, plant, and equipment	119.1	—
Lease liabilities (current)	Other current liabilities	5.1	17.4
Lease liabilities (noncurrent)	Noncurrent operating lease liabilities	—	166.8
Lease liabilities (noncurrent)	Other liabilities	74.2	—

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes our lease related costs for the three and nine months ended September 30, 2019:

Lease Cost
	Statement of Operations Location	Three months ended	Nine months ended
		September 30, 2019	September 30, 2019
Financing Lease Cost		$3.7	$11.2
Amortization of ROU Assets	Operating Expenses	2.7	8.2
Interest on Lease Liabilities	Interest Expense	1.0	3.0
Operating Lease Cost	Operating Expenses	8.5	26.1
Variable Lease Cost	Operating Expenses	4.8	9.1
Total Lease Cost		$17.0	$46.4

Amounts above include $5.3 and $11.6 of lease costs associated with our CMO embedded lease arrangement for the three and nine months ended September 30, 2019, respectively, which have been capitalized as part of the cost of product being manufactured at the site.

The following table summarizes supplemental cash flow information for the three and nine months ended September 30, 2019:

Other Information	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Cash Paid For Amounts Included In Measurement of Liabilities	$9.0	$25.5
Operating Cash Flows From Financing Leases	1.0	3.0
Operating Cash Flows From Operating Leases	6.8	18.8
Financing Cash Flows From Financing Leases	1.2	3.7
ROU Assets Obtained In Exchange For New Financing Liabilities (1)	—	—
ROU Assets Obtained In Exchange For New Operating Liabilities (2)	4.3	25.0

(1) We capitalized $83.1 of ROU financing assets upon adoption of the new lease standard in the first quarter of 2019 that are excluded from the figures for the nine months ended September 30, 2019. This figure excludes $44.2 of opening adjustments to ROU finance assets related, primarily, to prepayments of rent.

(2) We capitalized $172.2 of ROU operating assets upon adoption of the new lease standard in the first quarter of 2019 that are excluded from the figures for the nine months ended September 30, 2019. This figure excludes $26.6 of opening adjustments to ROU operating assets related, primarily, to prepayments of rent.

The following tables summarize maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2019:

Lease Liability Maturity Summary
Year	Financing	Operating	Total
2019 (remaining)	$2.2	$5.7	$7.9
2020	8.8	24.7	33.5
2021	9.0	22.0	31.0
2022	9.2	20.8	30.0
2023	9.2	20.5	29.7
2024	9.4	20.1	29.5
Thereafter	54.6	112.1	166.7

Reconciliation of Lease Liabilities	Financing	Operating	Total
Weighted-average Remaining Lease Term (years)	10.92	10.47	10.61
Weighted-average Discount Rate	4.85%	4.11%	4.34%

Total Undiscounted Lease Liability	$102.4	$225.9	$328.3
Imputed Interest	23.0	41.8	64.8
Total Discounted Lease Liability	79.3	184.2	263.5

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

For comparable purposes, our aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows:

Year
2019	$27.8
2020	24.7
2021	21.3
2022	19.9
2023	19.7
Thereafter	132.2

Excluded from the table above are commitments with Lonza Group AG and its affiliates (Lonza), a third party manufacturer that produces a portion of commercial and clinical quantities of our commercial products and product candidates. During the third quarter 2015, we entered into an agreement with Lonza whereby Lonza constructed a facility to be used to manufacture product under a supply agreement for Alexion at one of its existing facilities, resulting in the determination that the CMO arrangement contained a lease. This agreement requires us to make certain payments during the construction of the manufacturing facility and annual payments for ten years thereafter. As the arrangement contains both a lease and non-lease component, related to the supply of product, the consideration paid to Lonza is allocated between these components. As of December 31, 2018, we had various manufacturing and licensing agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,084.6. This amount included $88.7 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza, based on the relative standalone price of the lease and non-lease components of the arrangement at that time.

18.	Commitments and Contingencies
Asset Acquisition and In-License Agreements
We have entered into asset purchase agreements, license agreements, and option arrangements in order to advance and obtain technologies and services related to our business. These agreements generally require us to pay an initial fee and certain agreements call for future payments upon the attainment of agreed upon development, regulatory and/or commercial milestones. These agreements may also require minimum royalty payments based on sales of products developed from the applicable technologies, if any.
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
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase 1 studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of September 30, 2019, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

commercial milestones, as well as royalties on commercial sales. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In March 2019, we entered into an agreement with Affibody AB (Affibody), through which Alexion obtained an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the FcRn and is currently in Phase 1 development. The agreement with Affibody was subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, following receipt of such approval, the transaction closed in April 2019. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. Affibody has the option to co-promote ABY-039 in the U.S. and will lead clinical development of ABY-039 in an undisclosed indication. Under the terms of the agreement, we made an upfront payment of $25.0 for the exclusive license to ABY-039. Due to the early stage of the asset we are licensing, we recorded the upfront license payment as research and development expense during the second quarter 2019. As of September 30, 2019, we could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase 3 study in the U.S. and Europe for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (see Note 10). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. The market value of the equity investment was $19.9 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $30.1 as research and development expense during the third quarter 2019. As of September 30, 2019, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune (see Note 3), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones.
In addition, as of September 30, 2019, we have other license agreements under which we may be required to pay up to an additional $834.6 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
Asset Sale and Out-License Arrangements
In connection with prior asset sale and out-license arrangements, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. The amount of contingent consideration related to these agreements is fully constrained and therefore has not been recognized as of September 30, 2019.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,062.2. This amount includes $102.3 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF facility) prior to the sale of the facility and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to our commitments with Lonza, as of September 30, 2019 we have non-cancellable commitments of approximately $63.2 through 2020 with other third party manufacturers.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Contingent Liabilities
We are currently involved in various claims, disputes, lawsuits, investigations, administrative proceedings and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. In accordance with generally accepted accounting principles, if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to claims, proceedings and litigation, accruals are based on our best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), we may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse adjustment to our operating results. Costs associated with our involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If we were unable to prevail in any such proceedings, our consolidated financial position, results of operations, and future cash flows may be materially impacted.
We have received, and may in the future receive, notices from third parties claiming that their patents may be infringed by the use, development, manufacture, importation or sale of our products or product candidates. Under the guidance of ASC 450, Contingencies, we record a royalty accrual based on our best estimate of the fair value percent of net sales of our products that we could be required to pay the owners of patents for technology used in the manufacture and sale of our products. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our financial results.
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
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about SOLIRIS. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants’ filed a reply brief in further support of their motion on December 28, 2017. On March 26, 2019, the court held a telephonic status conference.  During that conference, the court informed counsel that it was preparing a ruling granting the defendants’ pending motion to dismiss.  The court inquired of plaintiffs’ counsel whether they intended to seek leave to amend their complaint, and indicated that if they wished to file a second amended complaint, they would be allowed to do so.  On April 2, 2019, the court granted plaintiffs until May 31, 2019 to file a second amended complaint, thereby rendering moot defendants’ pending motion to dismiss.  On May 31, 2019, plaintiffs filed a second amended complaint against the same defendants.  The complaint alleges that defendants engaged in securities fraud, including by making misrepresentations and omissions in its public disclosures concerning the Company’s SOLIRIS sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the alleged fraud.  The plaintiffs seek to recover unspecified monetary relief,

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

unspecified equitable and injunctive relief, interest, and attorneys’ fees and costs.  Defendants’ filed a motion to dismiss the amended complaint on August 2, 2019; plaintiffs’ filed their opposition to that motion on October 2, 2019; and defendants’ reply in further support of their motion is due November 16, 2019.  Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case (or the ultimate outcome of the case if the motion to dismiss is denied by the court), nor can we estimate the possible loss or range of loss at this time.
In December 2016, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents relating generally to our support of Patient Services, Inc. (PSI) and National Organization for Rare Disorders (NORD), 501(c)(3) organizations that provide financial assistance to Medicare patients taking drugs sold by Alexion; Alexion’s provision of free drug to Medicare patients; and Alexion compliance policies and training materials concerning the anti-kickback statute and information on donations to PSI and NORD from 2010 through 2016. In April 2019, we entered into a civil settlement agreement with the DOJ and the Office of Inspector General (OIG) of the U.S. Department of Health and Human Services to resolve this matter. As part of the settlement agreement, Alexion paid $13.1 to the DOJ and OIG. OIG did not require a Corporate Integrity Agreement with Alexion because it made fundamental organizational changes, including hiring a new executive leadership team, replacing half of the members of its Board of Directors, and effecting a significant change in the workforce.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced SOLIRIS in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of SOLIRIS to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues for the period between 2009 and 2017 was not determined to be a material amount and was paid in 2018. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. On May 23, 2019, the Federal Court of Canada dismissed Alexion's application for judicial review and, as a consequence, affirmed the decision of the PMPRB that we had excessively priced SOLIRIS. On June 21, 2019, Alexion filed a notice of appeal of the Federal Court of Canada's ruling and on October 17, 2019, Alexion filed a memorandum of fact and law in support of the appeal. Pursuant to an order made by the Federal Court of Canada, as of October 23, 2019, we have placed approximately $37.0 in escrow to secure our obligations pending the final resolution of all appeals in this matter. This amount reflects the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive for sales of Soliris in Canada for the period beginning September 2017 through September 30, 2019. In addition, on a quarterly basis until the appeals process has concluded, Alexion will be required to place amounts into escrow for each vial of SOLIRIS sold in the applicable quarter equal to the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive. Our revenues in Canada recognized in the quarter ended September 30, 2019 were reduced by $3.9 and we have accrued an aggregate of $24.3, which is our current best estimate of our liability through September 30, 2019 if we lose the appeal of this matter (the amount of our ultimate liability, however, may be greater than this estimate when the appeal process for this matter is concluded).
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
On February 28, 2019, Amgen Inc. (Amgen) petitioned the U.S. Patent and Trademark Office (PTO) to institute Inter Partes Review (IPR) of three patents owned by Alexion that relate to SOLIRIS:  U.S. Patent Nos. 9,725,504; 9,718,880; and 9,732,149. In each case, Amgen alleges the patented subject matter was anticipated and/or obvious in view of prior art, and that the patent claims are therefore invalid. On August 30, 2019, the PTO instituted IPRs of each of the three patents. We expect the PTO to review written submissions by both parties, hold an oral argument, and issue decisions on the three IPRs by August 30, 2020. At this time we cannot determine what decision the PTO will make.
In connection with an ongoing matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts (the “Tax Assessment”) to two Alexion subsidiaries (the "Brazil Subsidiaries"), as well as to two additional entities, a logistics provider utilized by Alexion and a distributor. The Tax Assessment focuses on the importation of SOLIRIS vials pursuant to Alexion’s free drug supply to patients program (referred to as Global Access to Medicines, or GATM) in Brazil. In September 2019, the Brazil Subsidiaries filed defenses to the Tax Assessment disputing the basis for liability under the Tax Assessment based on, among others, the following: in connection with the operation of GATM, during the period from September 2014 to June 2019: (i) the importers responsible for the importation of the GATM SOLIRIS vials into Brazil were correctly identified and (ii) the correct customs value was utilized for the purpose of importing the GATM SOLIRIS vials provided to the patients free of charge. There are three separate levels of administrative appeals within the Brazilian federal administrative proceeding system and, if the outcome of these administrative appeals is unfavorable, the final decision of the federal administrative proceeding system can be disputed to the federal court systems in Brazil (at this time, Alexion intends to appeal the Tax Assessment if it is not overturned in the course of administrative appeals). Given the early stage of these proceedings, Alexion is unable to predict the duration, scope or outcome of this matter, but we expect that a final resolution will take three years or more. While it is possible that a loss related to the Tax Assessment may be incurred, given its ongoing nature, we cannot reasonably estimate the potential magnitude of any such possible loss or range of loss, or the cost of the ongoing administrative appeals (and potential appeals to the federal court system) of the Tax Assessment. Any determination that any aspects of the importation of free of charge medications into Brazil as set forth in the Tax Assessment are not or were not in compliance with existing laws or regulations could result in the imposition of fines, civil penalties and, potentially criminal penalties, and/or other sanctions against us and could have an adverse impact on our Brazilian operations.

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
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the total expenses recorded related to the restructuring activities by type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended September 30,				Three months ended September 30,
	2019				2018
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of sales	$—	$—	$—	$—	$—	$—	$—	$—
Research and development	—	—	—	—	—	—	—	—
Selling, general and administrative	—	—	—	—	—	7.9	—	7.9
Restructuring expense	(2.8)	—	3.1	0.3	2.8	—	7.5	10.3
Other (income) expense	—	—	—	—	—	—	—	—
	$(2.8)	$—	$3.1	$0.3	$2.8	$7.9	$7.5	$18.2

	Nine months ended September 30,				Nine months ended September 30,
	2019				2018
	Employee Separation Costs	Asset-Related Charges	Other	Total	Employee Separation Costs	Asset-Related Charges	Other	Total
Cost of sales	$—	$—	$—	$—	$—	$5.8	$—	$5.8
Research and development	—	—	—	—	—	0.1	—	0.1
Selling, general and administrative	—	—	—	—	—	18.0	—	18.0
Restructuring expense	8.7	—	3.2	11.9	6.9	—	19.5	26.4
Other (income) expense	—	—	—	—	—	—	(0.1)	(0.1)
	$8.7	$—	$3.2	$11.9	$6.9	$23.9	$19.4	$50.2

The following table presents a reconciliation of the restructuring reserve recorded within accounts payable and accrued expenses on the Company's condensed consolidated balance sheets as of September 30, 2019:

	Three months ended September 30,				Nine months ended September 30,
	2019				2019
	Employee Separation Costs	Asset Charges	Other Costs	Total	Employee Separation Costs	Asset Charges	Other Costs	Total
Liability, beginning of period	$9.5	$—	$—	$9.5	$4.2	$—	$—	$4.2
Restructuring and related expenses	—	—	3.1	3.1	14.2	—	3.1	17.3
Cash settlements	(2.3)	—	(0.1)	(2.4)	(8.6)	—	(0.1)	(8.7)
Adjustments to previous estimates	(2.8)	—	—	(2.8)	(5.4)	—	—	(5.4)
Asset impairments	—	—	—	—	—	—	—	—
Liability, end of period	$4.4	$—	$3.0	$7.4	$4.4	$—	$3.0	$7.4

The restructuring reserve of $7.4 and $4.2 is recorded in accounts payable and accrued expenses on the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. The accrued amounts are expected to be paid in the next twelve months. We currently estimate incurring up to an additional $8.0 in restructuring expenses related to the first quarter 2019 action.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

20.	Subsequent Events
On October 10, 2019, we entered into an option agreement with Stealth BioTherapeutics Corp. (Stealth), a clinical-stage biotechnology company whose lead product candidate, elamipretide, is being investigated in late-stage clinical studies in three primary mitochondrial diseases - primary mitochondrial myopathy (PMM), Barth syndrome and Leber’s hereditary optic neuropathy (LHON). Under the terms of the option agreement, Alexion will receive an exclusive option to partner with Stealth in the development of subcutaneous elamipretide based on final results from the Phase 3 study currently underway in PMM. If we choose to exercise the option, the companies will co-develop subcutaneous elamipretide in the U.S. for PMM and Barth syndrome, as well as LHON. Upon commercialization, the agreement would provide for a 50-50 co-promote between the two companies in the U.S. and Alexion would receive exclusive rights to develop and commercialize subcutaneous elamipretide outside the U.S. Under the terms of the agreement, we made an upfront payment of $30.0 for the option and an equity investment in Stealth. The agreement also provides for additional payments, in the event Alexion exercises the option, of up to $440.0, which includes an upfront option exercise payment, an additional equity investment and potential regulatory and commercial milestone payments, as well as royalties on commercial sales outside the U.S.
On October 15, 2019, Alexion entered into a definitive agreement to acquire Achillion Pharmaceuticals, Inc. (Achillion), a clinical-stage biopharmaceutical company focused on the development of oral Factor D inhibitors. Achillion is developing oral small molecule Factor D inhibitors to treat people with complement alternative pathway-mediated rare diseases, such as PNH and C3 glomerulopathy (C3G). The company currently has two clinical-stage medicines in development, including danicopan (ACH-4471) in Phase 2 and ACH-5228 in Phase 1. Alexion’s acquisition of Achillion is subject to the approval of Achillion shareholders and satisfaction of customary closing conditions and approval from relevant regulatory agencies, including clearance under the Hart-Scott Rodino Antitrust Improvements Act. Under the terms of the definitive acquisition agreement, we will pay $6.30 per share of Achillion common stock, or an estimated $930.0, with the final purchase price to be determined upon closing. The acquisition will be funded with cash on hand. The transaction includes the potential for additional consideration in the form of non-tradeable contingent value rights (CVRs), which may be paid to Achillion shareholders if certain clinical and regulatory milestones are achieved within specified periods. These include $1.00 per share for the U.S. FDA approval of danicopan and $1.00 per share for the initiation of Phase 3 in ACH-5228.
On October 22, 2019, the Board of Directors approved a new share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares of common stock. The repurchase program may be discontinued at any time at our discretion.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. Words such as “anticipates,” "may," "forecasts," “expects,” “intends,” “plans,” "potentially," “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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

•
our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators and anticipated regulatory approval of acquisitions;

•	periods of patent, regulatory and market exclusivity for our products;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property;

•	estimates of the capacity of manufacturing and other service facilities to support our business operations, products and product candidates.
Such risks and uncertainties include, but are not limited to, increased competition, actions by regulatory agencies, product candidates not receiving regulatory approvals, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations and assessments, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities class action litigation filed in December 2016, the investigation of our Brazilian operations by Brazilian authorities, the tax assessment by the Brazilian Federal Revenue Service, risks related to the short and long-term effects of other government healthcare measures, intellectual property lawsuits and the institution of Inter Partes Reviews,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a global biopharmaceutical company focused on serving patients and families affected by rare diseases through the innovation, development and commercialization of life-changing therapies.
We are the global leader in complement inhibition and have developed and commercialize two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS), as well as the first approved complement inhibitor to treat anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and anti-AQP4 antibody-positive neuromyelitis optica spectrum disorder (NMOSD).  In addition, Alexion has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D).
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development with strategic focus in hematology and nephrology, neurology, metabolics and neonatal Fc receptor (FcRn).
Recent Developments
In August 2019, the European Commission (EC) approved SOLIRIS as the first treatment for NMOSD in adults who are anti-aquaporin-4 (AQP4) antibody-positive with a relapsing course of the disease.
In August 2019, the European Medicines Agency accepted a Type 2 variation application for the use of ULTOMIRIS as a potential treatment for patients with aHUS.
In September 2019, Alexion submitted an application to the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) for the use of ULTOMIRIS as a potential treatment for patients with aHUS.
In September 2019, we entered into an agreement with Eidos Therapeutics, Inc. (Eidos), a subsidiary of BridgeBio Pharma, Inc., which provides us with an exclusive license to develop and commercialize AG10 in Japan for transthyretin amyloidosis (ATTR). AG10 is an orally administered small molecule in development designed to target the root cause of ATTR by stabilizing transthyretin (TTR) in the blood. In addition, we made an equity investment in Eidos. Under the terms of the agreement, we made an upfront payment of $50.0 for an exclusive license to AG10 in Japan and the equity investment. We could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
On October 10, 2019, we entered into an option agreement with Stealth BioTherapeutics Corp. (Stealth), a clinical-stage biotechnology company whose lead product candidate, elamipretide, is being investigated in late-stage clinical studies in three primary mitochondrial diseases - primary mitochondrial myopathy (PMM), Barth syndrome and Leber’s hereditary optic neuropathy (LHON). Under the terms of the option agreement, Alexion will receive an exclusive option to partner with Stealth in the development of subcutaneous elamipretide based on final results from the Phase 3 study currently underway in PMM. If we choose to exercise the option, the companies will co-develop subcutaneous elamipretide in the U.S. for PMM and Barth syndrome, as well as LHON. Upon commercialization, the agreement would provide for a 50-50 co-promote between the two companies in the U.S. and Alexion would receive exclusive rights to develop and commercialize subcutaneous elamipretide outside the U.S. Under the terms of the agreement, we made an upfront payment of $30.0 for the option and an equity investment in Stealth. The agreement also provides for additional payments, in the event Alexion exercises the option, of up to $440.0, which includes an upfront option exercise payment, an additional equity investment and potential regulatory and commercial milestone payments, as well as royalties on commercial sales outside the U.S.
On October 15, 2019, Alexion entered into a definitive agreement to acquire Achillion Pharmaceuticals, Inc. (Achillion), a clinical-stage biopharmaceutical company focused on the development of oral Factor D inhibitors. Achillion is developing oral small molecule Factor D inhibitors to treat people with complement alternative pathway-mediated rare diseases, such as PNH and C3 glomerulopathy (C3G). The company currently has two clinical-stage medicines in development, including danicopan (ACH-4471) in Phase 2 and ACH-5228 in Phase 1. Alexion’s acquisition of Achillion is subject to the approval of Achillion shareholders and satisfaction of customary closing conditions and approval from relevant regulatory agencies, including clearance under the Hart-Scott Rodino Antitrust Improvements Act. Under the terms of the definitive acquisition agreement, we will pay $6.30 per share of Achillion common stock, or an estimated

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

$930.0, with the final purchase price to be determined upon closing. The acquisition will be funded with cash on hand. The transaction includes the potential for additional consideration in the form of non-tradeable contingent value rights (CVRs), which may be paid to Achillion shareholders if certain clinical and regulatory milestones are achieved within specified periods. These include $1.00 per share for the U.S. FDA approval of danicopan and $1.00 per share for the initiation of Phase 3 in ACH-5228.
In October 2019, the U.S. Food and Drug Administration (FDA) approved ULTOMIRIS as a treatment for patients with aHUS to inhibit complement-mediated thrombotic microangiopathy (TMA).
On October 22, 2019, the Board of Directors approved a new share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares of common stock. The repurchase program may be discontinued at any time at our discretion.
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

Atypical Hemolytic Uremic Syndrome (aHUS)

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
In August 2019, the European Medicines Agency accepted a Type 2 variation application for the use of ULTOMIRIS as a potential treatment for patients with aHUS.
In September 2019, Alexion submitted an application to the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) for use of ULTOMIRIS as a potential treatment for patients with aHUS.
In October 2019, the U.S. FDA approved the use of ULTOMIRIS as a treatment for adult and pediatric (one month of age or older) patients with aHUS in order to inhibit complement-mediated thrombotic microangiopathy (TMA).

SOLIRIS (eculizumab)
SOLIRIS is designed to inhibit a specific aspect of the complement component of the immune system and thereby treat inflammation associated with chronic disorders in several therapeutic areas, including hematology, nephrology and neurology. SOLIRIS is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed.
SOLIRIS is approved for the treatment of PNH in adults and for the treatment of pediatric and adult patients with aHUS in the U.S., Europe, Japan and in several other countries. We are sponsoring a multinational registry to gather information regarding the natural history of patients with PNH and aHUS and the longer term outcomes during SOLIRIS treatment.
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
In June 2019, SOLIRIS became the first U.S. FDA-approved treatment option for adult patients with Neuromyelitis Optica Spectrum Disorder (NMOSD) who are anti-aquaporin-4 (AQP4) auto antibody positive. In August 2019, the European Commission approved SOLIRIS as the first treatment in Europe for NMOSD in adults who are AQP4 antibody-positive with a relapsing course of the disease. Alexion submitted an application for SOLIRIS as a treatment for patients with NMOSD to

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) in March 2019.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Development Area	Indication	Phase I	Phase II	Phase III	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Intravenous)	Neurology	gMG			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Hematology/Nephrology	PNH/aHUS			●

ALXN1810 (Subcutaneous)	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1720 (Subcutaneous)	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1840 (WTX101)	Metabolic Disorders	Wilson disease			●

ABY-039	FcRn		●
In addition to our ongoing development programs, we hold a minority interest and option to acquire Caelum Biosciences (Caelum), a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  CAEL-101 is a first-in-class monoclonal antibody (mAb) designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. A Phase 1a/1b study for CAEL-101 has been completed. A pivotal Phase 2/3 study investigating CAEL-101 as an add-on to current standard-of-care therapy is planned to begin in the first half of 2020.
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
In August 2019, the European Medicines Agency accepted a Type 2 variation application for the use of ULTOMIRIS as a potential treatment for patients with aHUS. In September 2019, Alexion submitted an application to the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) for use of ULTOMIRIS as a potential treatment for patients with aHUS. In

October 2019, the U.S. FDA approved ULTOMIRIS for the treatment of patients with aHUS in order to inhibit complement-mediated thrombotic microangiopathy (TMA).
In March 2019, Alexion initiated a Phase III double-blind, placebo-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 in adult patients for the treatment of gMG.
In addition to aHUS and gMG, Alexion plans to initiate: (i) a Phase III study of ALXN1210 in NMOSD; (ii) a Phase II/III study for ALXN1210 in Amyotrophic Lateral Sclerosis (ALS); (iii) an exploratory biomarker study for ALXN1210 in Primary Progressive Multiple Sclerosis (PPMS); and (iv) a Phase III study in hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA).

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
ALXN1720 Subcutaneous (SC) Delivery
ALXN1720 is a novel humanized minibody antibody that binds selectively and with high affinity to human complement component 5 (C5). ALXN1720 is designed for subcutaneous (SC) administration as a concentrated formulation for the treatment of disease states involving dysregulated terminal complement activity. In September 2019, Alexion initiated a Phase I healthy volunteer study of ALXN1720 to assess safety and tolerability.
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
ALXN1830 (SYNT001)
ALXN1830 (SYNT001) is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion plans to initiate Phase II trials in WAIHA and gMG. In addition, Alexion plans to initiate a Phase 1 study of a subcutaneous formulation of ALXN1830 in healthy volunteers.
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
AG10
In September 2019, we entered into an agreement with Eidos, through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan for transthyretin amyloidosis (ATTR). AG10 is an orally administered small molecule in development designed to target the root cause of ATTR by stabilizing transthyretin (TTR) in the blood. Eidos is currently evaluating AG10 in a Phase III study in the United States and Europe for ATTR cardiomyopathy and plans to begin a Phase III study in ATTR polyneuropathy in the second half of 2019. Alexion plans to expand the AG10 program into Japan.
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
We have various agreements with Lonza through 2030, with remaining total non-cancellable commitments of approximately $1,062.2. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement, we pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) prior to the sale of the facility in 2018. We also pay Lonza a royalty on the sales of ULTOMIRIS and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. Lonza is in the process of qualifying a new manufacturing facility dedicated to Alexion products and commitments entered into under this arrangement are included in the non-cancellable commitments amount noted above.
In addition, we have non-cancellable commitments of approximately $63.2 through 2020 with other third party manufacturers.
In April 2014, we purchased a fill/finish facility in Athlone, Ireland, which has been refurbished to become our first company-owned fill/finish facility. We have also constructed a new biologics manufacturing facility at this site and we anticipate this facility will receive regulatory approval in 2020.
In May 2015, we announced plans to construct a new biologics manufacturing facility on our existing

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

property in Dublin, Ireland. Construction of this facility has been completed and, based on current expectations, we anticipate this facility will receive regulatory approval in 2020.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2019	2018	Change	2019	2018	Change
SOLIRIS
United States	$496.8	$404.5	22.8%	$1,456.8	$1,136.3	28.2%
Europe	255.5	262.1	(2.5)%	800.2	766.3	4.4%
Asia Pacific	118.0	98.2	20.2%	329.2	277.3	18.7%
Rest of World	120.2	123.2	(2.4)%	347.1	406.4	(14.6)%
Total	$990.5	$888.0	11.5%	$2,933.3	$2,586.3	13.4%

ULTOMIRIS
United States	$65.1	$—	**	$143.9	$—	**
Europe	21.1	—	**	21.1	—	**
Asia Pacific	3.7	—	**	3.7	—	**
Rest of World	—	—	**	—	—	**
Total	$89.9	$—	**	$168.7	$—	**

STRENSIQ
United States	$118.0	$86.6	36.3%	$323.7	$275.7	17.4%
Europe	19.0	16.6	14.5%	56.0	47.0	19.1%
Asia Pacific	14.0	7.2	94.4%	36.0	19.2	87.5%
Rest of World	3.3	2.8	17.9%	10.0	7.1	40.8%
Total	$154.3	$113.2	36.3%	$425.7	$349.0	22.0%

KANUMA
United States	$16.0	$13.7	16.8%	$45.1	$38.6	16.8%
Europe	6.3	4.7	34.0%	19.4	16.4	18.3%
Asia Pacific	1.3	0.8	62.5%	3.4	2.9	17.2%
Rest of World	4.8	6.1	(21.3)%	10.2	8.4	21.4%
Total	$28.4	$25.3	12.3%	$78.1	$66.3	17.8%

Total Net Product Sales	$1,263.1	$1,026.5	23.0%	$3,605.8	$3,001.6	20.1%

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

The components of the increase in net product sales are as follows:

The increase in net product sales for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily due to an increase in unit volumes of 22.7% in each period. This increase in unit volumes is primarily due to increased global demand for SOLIRIS therapy including sales to patients with gMG as well as ULTOMIRIS volumes due to the loading doses required in a patient's first year on therapy. Partially offsetting this increase is the conversion of PNH patients from SOLIRIS to ULTOMIRIS. While ULTOMIRIS contributed to the first nine months of 2019, the ULTOMIRIS volumes were primarily attributable to PNH patient conversion from SOLIRIS in the U.S. Additional unit volume increases were due to increased demand of STRENSIQ and KANUMA during 2019 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
The increase in net product sales for the nine months ended September 30, 2019, as compared to the same period in 2018 was partially offset by $24.3, or 0.9%, as a result of a judicial order issued in the second quarter 2019 related to SOLIRIS pricing in Canada (See Note 18). The decision led to a reduction of revenue in the second quarter of 2019 and will result in further reductions in all subsequent quarters until the appeals process has concluded. The reduction of revenue recorded for the nine months ended September 30, 2019 includes the impact for the period from September 2017 to September 2019.

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
The following table summarizes cost of sales for the three and nine months ended September 30, 2019 and 2018:

2019 Cost of Sales
2018 Cost of Sales
●	Cost of sales as a percentage of net product sales
The decrease in cost of sales as a percentage of net product sales for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, was primarily due to decreases in royalty expenses due to a contract expiration that occurred during the fourth quarter 2018. Additionally, the nine months ended 2018 included asset related charges associated with the closure of the ARIMF facility as part of our 2017 restructuring activities (see Note 19).

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Research and Development Expense

2019 Research and Development Expense (R&D)
2018 Research and Development Expense (R&D)
●	R&D as a % of net product sales
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
R&D expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with certain strategic licensing arrangements and R&D-related asset purchase agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to eculizumab, ALXN1210 and other product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our products and other product candidates. Upfront payments include upfront payments related to strategic licensing arrangements and R&D-related asset purchase agreements. Subsequent milestone payments incurred under such agreements which relate to R&D activities are classified as clinical, discovery or product development costs based on the nature of the underlying milestone event. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
Other R&D expenses consist of costs to compensate personnel, to maintain our facilities and equipment, and other occupancy costs associated with our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.

The following graph provides information regarding research and development expenses for the three and nine months ended September 30, 2019 and 2018:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other
For the three months ended September 30, 2019, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase of $30.1 in upfront payments relating to the license payment made during the third quarter 2019 in connection with the arrangement we entered into with Eidos. No upfront payments related to licensing arrangements were made for the three months ended September 30, 2018.

•	Increase of $14.6 in payroll and benefits primarily related to headcount increases.

•	Increase of $9.0 in product development expenses primarily related to ALXN 1830 (SYNT001), offset in part by a decrease in costs associated with milestone expenses related to our licensing agreements.
For the nine months ended September 30, 2019, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:
•Increase of $76.3 in upfront payments relating to the license payments made in connection with the arrangements we entered into with Zealand,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Affibody and Eidos during the nine months ended September 30, 2019. No upfront payments related to licensing arrangements were made for the nine months ended 2018.
•Increase of $27.6 in payroll and benefits primarily related to headcount increases.
Partially offset by the following:

•	Decrease of $10.4 in product development expenses primarily related to a decrease in costs associated with milestone expenses.
The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of certain of these programs:

2019	2018

2019	2018

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for any of our product development programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our development programs, please refer to Part II, Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q.
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
The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense
For the three months ended September 30, 2019, the increase of $40.6 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $30.3. The increase was primarily related to headcount increases driven by an increase in commercial activities related to SOLIRIS for gMG and increased staff costs associated with commercial support activities including NMOSD pre-launch efforts.

•
Increase in external selling, general and administrative expenses of $10.3. The increase was primarily related to an increase in professional services, offset in part by a decrease in asset related charges recorded in the same period in 2018 associated with restructuring programs.

For the nine months ended September 30, 2019, the increase of $87.0 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:

•
Increase in salary, benefits and other labor expenses of $81.9. The increase was primarily related to headcount increases driven by an increase in commercial activities related to SOLIRIS for gMG and increased staff costs associated with commercial support activities including NMOSD pre-launch efforts. Employee related costs associated with our share-based compensation plans also increased.

Acquired In-Process Research and Development
The nine months ended September 30, 2019 includes a benefit of $4.1 to acquired in-process research and development (IPR&D) associated with previously acquired IPR&D related to the Syntimmune acquisition as a result of the agreement of the final working capital adjustment in the second quarter 2019.
For the nine months ended September 30, 2018 we recorded IPR&D expense of $803.7 related to the Wilson Therapeutics acquisition completed in the second quarter of 2018. The IPR&D asset associated with the Wilson Therapeutics acquisition has not reached technological feasibility and had no alternative future use as of the acquisition date and was therefore expensed during the second quarter 2018.
Amortization of Purchase Intangible Assets
For the three months ended September 30, 2019 and 2018, we recorded $75.6 and $80.0, respectively, and $235.7 and $240.1 for the nine months ended September 30, 2019 and 2018, respectively, in amortization expense related to purchased intangible assets. Amortization expense is primarily associated with intangible assets related to STRENSIQ and KANUMA, for which we received regulatory approval in the third quarter 2015.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

During the third quarter 2019, the U.S. patent term extension to a composition of matter patent for STRENSIQ was granted, which resulted in a change in the estimated useful life of the STRENSIQ intangible asset and will result in lower amortization expense in future periods.
Change in Fair Value of Contingent Consideration
For the three and nine months ended September 30, 2019, the expense resulting from the change in fair value of contingent consideration associated with our prior business combinations was $29.8 and $7.2, respectively, as compared to $53.5 and $110.9 for the three and nine months ended September 30, 2018. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments in connection with previous acquisitions.
Changes in the fair value of contingent consideration expense for the three and nine months ended September 30, 2019 include the impact of changes in the expected timing of achieving contingent milestones, in addition to the interest component related to the passage of time.
In September 2018, we amended the terms of certain contingent milestone payments due under our prior merger agreement with Enobia Pharma Corp., dated December 28, 2011. The amendment removed our obligations with respect to a regulatory milestone and redistributed the contingent payment associated with this milestone to various sales milestones. As a result of this amendment and the probability of achieving the various sales milestones, our contingent consideration liability increased by $48.7 in the third quarter 2018. The remaining change in the fair value of contingent consideration for the nine months ended September 30, 2018 was primarily due to increases in the likelihood and anticipated timing of payments for contingent consideration.
Restructuring Expenses
For the three months ended September 30, 2019 and 2018, we recorded $0.3 and $10.3, respectively, and $11.9 and $26.4 for the nine months ended September 30, 2019 and 2018, respectively, in restructuring expenses. The charges recorded during the three and nine months ended September 30, 2019 relate to restructuring activities initiated in the first quarter 2019 to re-align our commercial organization. The charges recorded during the three and nine months ended September 30, 2018 relate to a company-wide restructuring initiated in 2017 (see Note 19).

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Other Income and (Expense)
The following table provides information regarding other income and expense:

Investment Income
Interest Expense
Other Income (expense)
For the three and nine months ended September 30, 2019, we recognized investment income of $23.0 and $50.6, respectively, primarily related to the recognition of unrealized gains of $12.0 and $20.6, respectively, on our strategic equity investments recorded at fair value, with the largest component related to our Moderna Therapeutics Inc. equity investment. For the three and nine months ended September 30, 2018, we recognized investment income of $5.9 and $119.4, respectively. The nine months ended September 30, 2018 included the recognition of an unrealized gain of $100.8 on our investment in Moderna Therapeutics, Inc. following the completion of a new round of equity financing in the first quarter 2018.
For the three months ended September 30, 2019 and 2018, we recorded $17.9 and $24.6, respectively, and $56.1 and $73.7 for the nine months ended September 30, 2019 and 2018, respectively, in interest expense. The decrease in interest expense is driven by the derecognition of certain previously recorded build-to-suite arrangements in the first quarter 2019 due to the adoption of the new lease accounting standard.

Income Taxes

2019 Income Tax Expense
2018 Income Tax Expense
●	Effective tax rate
During the three and nine months ended September 30, 2019, we recorded income tax expense of $67.9 and $61.5 and an effective tax rate of 12.7% and 3.9%, respectively, compared to income tax expense of $11.2 and $152.5 and an effective tax rate of 3.3% and 55.4%, respectively, for three and nine months ended September 30, 2018.
Income tax expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure, we recognized certain one-time tax benefits. The deferred tax benefits include $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the nine months ended September 30, 2019 by approximately 8.0%. Future changes to our intellectual property integration planning could materially impact our effective tax rate in subsequent periods.
On July 1, 2019, the Wilson Therapeutics intellectual property was integrated into the Alexion corporate structure, resulting in income tax expense of approximately $10.2.
During the third quarter 2019, we completed a comprehensive analysis of our current and prior year estimates related to our foreign-derived intangible income (“FDII”) based on additional guidance provided in the proposed regulations issued by the U.S. Treasury

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Department in 2019.  The analysis resulted in income tax benefits of approximately $29.9, including $17.0 million related to prior year estimated tax benefits, which were recorded as a change in estimate in income tax expense in our consolidated statements of operations during the three and nine months ended September 30, 2019.  These tax benefits decreased the effective tax rate for the three and nine months ended September 30, 2019 by approximately 5.6% and 1.9%, respectively.
The income tax expense for the three months ended September 30, 2018 includes a U.S. tax reform measurement period adjustment to deferred taxes of $(53.1). This deferred tax benefit decreased the effective tax rate by approximately 15.5%. The income tax expense for the nine months ended September 30, 2018 includes an increase in the effective tax rate of approximately 41.3% attributable to the acquisition of Wilson Therapeutics. Absent successful clinical results and regulatory approval, there is no alternative future use of the WTX101 asset acquired. Accordingly, the value of the asset of $803.7 was expensed as in-process research and development costs during the nine month period, for which no tax benefit has been recognized. Also included in the nine months ended September 30, 2018 is a U.S. tax reform measurement period adjustment to deferred taxes of $(14.7). This deferred tax benefit decreased the effective tax rate by approximately 1.4%.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018	$ Change
Cash and cash equivalents	$2,171.3	$1,365.5	$805.8
Marketable securities	$44.4	198.3	(153.9)
Long-term debt (includes current portion & revolving credit facility)	$2,547.1	2,862.5	(315.4)

Current assets	$4,341.2	3,385.0	956.2
Current liabilities	$1,091.2	1,174.0	(82.8)
Working capital	$3,250.0	2,211.0	1,039.0

The aggregate increase in cash and cash equivalents and marketable securities of $651.9 at September 30, 2019 as compared to December 31, 2018 was primarily attributable to cash generated from operations and net proceeds from the issuance of common stock under share-based compensation arrangements. Partially offsetting these increases was cash utilized to repurchase shares of common stock, payments on our revolving credit facility and term loan facility, upfront payments related to agreements with Caelum, Zealand, Affibody and Eidos, payment of a sales-based milestone to Enobia Pharma Corp. and purchases of property, plant, and equipment.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. As of September 30, 2019, four customers accounted for 65.7% of the accounts receivable balance, with these individual customers accounting for 10.6% to 19.8% of the accounts receivable balance. At December 31, 2018, three customers accounted for 48.7% of the accounts receivable balance, with these individual customers accounting for 14.0% to 19.1% of the accounts receivable balance.
For the three months ended September 30, 2019, three customers accounted for 46.6% of our net product sales with these individual customers accounting for 14.2% to 16.7%. For the nine months ended September 30, 2019 three customers accounted for 45.7% of our net product sales with these individual customers accounting for 13.8% to 16.9% of our net product sales. For the three months ended September 30, 2018, three customers accounted for 41.1% of our net product sales with these individual customers accounting for 11.3% to 16.7% of our net product sales. For the nine months ended September 30, 2018, four customers accounted for 49.9% of our net product sales with these individual customers accounting for 10.0% to 16.3% of our net product sales.
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2019, we had foreign exchange forward contracts with notional amounts totaling $2,330.7. These outstanding foreign exchange forward contracts had a net fair value of $29.0, of which $46.9 is included in other current assets and noncurrent assets and $17.9 is included in other current liabilities and noncurrent liabilities. As of September 30, 2019, we had interest rate swap contracts with notional amounts totaling $3,581.3. These outstanding interest rate swap contracts had a net fair value liability of $69.7 of which $2.4 is included in other current assets and $72.1 is included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of September 30, 2019, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions and derivative liabilities associated with other contingent payments.
Business Combinations and Contingent Consideration Obligations
 At September 30, 2019, the purchase agreements for our business combinations include contingent payments totaling up to $602.0 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $367.0 and $235.0 of the contingent payments relate to development and commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make milestone payments associated with our prior business combinations.

As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from the sale of equity securities or debt.
Asset Acquisitions and In-License Agreements
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for AL amyloidosis. Under the terms of the agreement, we acquired a minority equity interest in Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and could be required to pay up to an additional $30.0 in contingent milestone-dependent fees. The agreement also provides for potential additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments.
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
In March 2019, we entered into an agreement with Affibody that provides us with an exclusive worldwide license, as well as development and commercial rights to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn) and is currently in Phase 1 development. The agreement with Affibody was subject to clearance under the Hart-Scott Rodino Antitrust Improvements Act and, following receipt of such approval, closed in April 2019. Pursuant to the agreement, Alexion will lead the clinical development and commercial activities for ABY-039 in rare Immunoglobulin G (IgG)-mediated autoimmune diseases. Affibody has the option to co-promote ABY-039 in the U.S. and will lead clinical development

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

of ABY-039 in an undisclosed indication. Under the terms of the agreement, we made an upfront payment of $25.0 for the exclusive license to ABY-039. As of September 30, 2019, we could also be required to pay up to $625.0 for amounts due upon achievement of specific development, regulatory, and commercial milestones, as well as royalties on commercial sales.
In September 2019, we entered into an agreement with Eidos that provides us with an exclusive license to develop and commercialize AG10 in Japan. AG10 is an orally administered small molecule designed to bind and stabilize TTR in the blood. In addition, we made an equity investment in Eidos. Under the terms of the agreement, we made an upfront payment of $50.0 for an exclusive license to AG10 in Japan and the equity investment. As of September 30, 2019, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2019, we entered into an option agreement with Stealth BioTherapeutics Corp. (Stealth) under which Alexion will receive an exclusive option to co-develop subcutaneous elamipretide in the U.S. as well as exclusive rights to develop and commercialize subcutaneous elamipretide outside the U.S. Under the terms of the agreement, we made an upfront payment of $30.0 for the option and an equity investment in Stealth. The agreement also provides for additional payments, in the event Alexion exercises the option, of up to $430.0, which includes an upfront option exercise payment, an additional equity investment and potential regulatory and commercial milestone payments, as well as royalties on commercial sales outside the U.S.
In connection with our prior acquisition of Syntimmune, a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones. In addition, as of September 30, 2019, we have other license and collaboration agreements under which we may be required to pay up to an additional $834.6 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions and licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we may make milestone payments related to these arrangements of approximately $225.1.
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
At September 30, 2019, we have $263.5 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of September 30, 2019 were $328.3, of which, $33.4 is payable during the next 12 months. Refer to Note 17 Leases for a summary of the maturity of our lease liabilities by year. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
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
As of September 30, 2019, we had $2,547.1 outstanding on the term loan. As of September 30, 2019, we had open letters of credit of $1.0 that offset our availability in the revolving facility. In January 2019 we paid the outstanding balance on the revolving credit facility of $250.0 in full and we had no outstanding borrowings under the revolving credit facility as of September 30, 2019.
Manufacturing Obligations
We have supply agreements with Lonza relating to the manufacture of SOLIRIS, STRENSIQ and ULTOMIRIS which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements and the progress of our clinical development programs.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,062.2 through 2030. Certain

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to Lonza, we have non-cancellable commitments of approximately $63.2 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 3.1 shares of our common stock at a cost of $334.6, during the three months ended September 30, 2019. The Company did not repurchase any shares during the three months ended September 30, 2018. During the nine months ended September 30, 2019 and September 30, 2018, we repurchased 3.5 and 0.7 shares of our common stock at a cost of $383.5 and $85.0, respectively. Subsequent to September 30, 2019, we repurchased 0.1 shares of our common stock under our repurchase program at a cost of $7.0. As of October 21, 2019, there is a total of $60.9 remaining for repurchases under the repurchase program.
On October 22, 2019, the Board of Directors approved a new share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares of common stock. The repurchase program may be discontinued at any time at our discretion.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,		$
	2019	2018	Change
Net cash provided by operating activities	$1,567.8	$342.6	$1,225.2
Net cash provided by (used in) investing activities	(46.6)	418.3	(464.9)
Net cash used in financing activities	(679.4)	(105.5)	(573.9)
Effect of exchange rate changes on cash	(6.1)	(10.6)	4.5
Net change in cash and cash equivalents	$835.7	$644.8	$190.9
Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2019 was $1,567.8 compared to $342.6 for the nine months ended September 30, 2018. The increase in cash was primarily due to the acquisition of Wilson Therapeutics in the second quarter 2018. This increase was offset by upfront payments made in connection with agreements entered into with Zealand, Affibody and Eidos, payment of a sales-based milestone to Enobia Pharma Corp. and increases due to the timing of cash receipts and other payments during the nine months ended September 30, 2019 as compared to the same period in the prior year.
We expect increases in cash flows from operations, which will be highly dependent on sales levels and the related cash collections from sales of our products.

Investing Activities
Cash flows provided by (used in) investing activities for the nine months ended September 30, 2019 was $(46.6) compared to $418.3 for the nine months ended September 30, 2018. The increase in cash used in investing activities as compared to the prior year was primarily attributable to purchases and sales of available-for-sale debt securities, which resulted in a net cash inflow of $159.8 for the nine months ended September 30, 2019, compared to net cash inflow of $585.0 for the nine months ended September 30, 2018. Purchases of strategic equity investments for Zealand, Caelum and Eidos resulted in $63.7 in cash outflows during the nine months ended September 30, 2019 with no comparable activity in the prior year. Offsetting these impacts were decreases in purchases

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

of property, plant and equipment during the nine months ended September 30, 2019 as compared to the same period in the prior year.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2019 was $(679.4) compared to $(105.5) for the nine months ended September 30, 2018. The increase in cash used for financing activities was primarily due to an increase in payments on our revolving credit facility and term loan facility of $315.4 and increased common stock repurchases of $298.5, as compared to the nine months ended September 30, 2018.
Contractual Obligations
Other than potential payments related to agreements with Caelum, Zealand, Affibody, Eidos, and Stealth there have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2018, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except
percentages)
Interest Rate Risk
As of September 30, 2019, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $0.5 and $(0.5), respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of September 30, 2019 we had cash flow hedges with aggregate amounts of approximately 73.9% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $6.0, based on the unhedged portion of our outstanding term loan as of September 30, 2019.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 42.6% and 43.2% of our net product sales were denominated in foreign currencies for the three and nine months ended September 30, 2019, respectively, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of September 30, 2019 and December 31, 2018, we held foreign exchange forward contracts with notional amounts totaling $2,330.7 and $2,523.0, respectively. As of September 30, 2019 and December 31, 2018, our outstanding foreign exchange forward contracts had a net fair value of $29.0 and $18.9, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.

Based on our foreign currency exchange rate exposures as of September 30, 2019, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $122.8. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For a discussion of legal matters as of September 30, 2019, see Note 18, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
Risks Related to Revenue Concentration
We depend on the success of, and revenue from, SOLIRIS and if patients do not convert from SOLIRIS to ULTOMIRIS or ULTOMIRIS does not gain market acceptance, our future operating results may be adversely impacted.
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
While SOLIRIS has been studied for indications beyond PNH, aHUS, gMG and NMOSD (which are the current approved indications of SOLIRIS in the U.S.), there is no guarantee that we can obtain regulatory approval or achieve any commercial sales of SOLIRIS for other indications. Despite positive topline results from the Phase 3 PREVENT study of SOLIRIS in patients with anti-aquaporin-4 (AQP4) auto antibody-positive NMOSD and regulatory approval from the FDA in June 2019 and the European Commission in August 2019, we may not be able to obtain regulatory approval to sell SOLIRIS as a treatment for NMOSD in Japan or any other jurisdiction outside the U.S. or the European Union due to the failure to meet applicable regulatory requirements. Additionally, even if we obtain regulatory approval, physicians and patients may not accept SOLIRIS as a treatment for NMOSD or payers may not be willing to pay for or reimburse the costs of SOLIRIS as a therapy for NMOSD.
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
ULTOMIRIS has recently been approved for adult patients with PNH by the FDA, the Ministry of Health, Labour and Welfare (MHLW) and the European Medicines Agency (EMA) (and we may submit applications for approval of ULTOMIRIS for patients with PNH in additional jurisdictions). In addition, Ultomiris has recently been approved by the FDA for adult and pediatric patients (one month of age and older) patients with aHUS and we have submitted applications for approval of ULTOMIRIS for patients with aHUS in other countries.
One of our principal business objectives is to facilitate the conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS. While clinical trials in PNH patients demonstrated that ULTOMIRIS is non-inferior to SOLIRIS at an 8 week dosing interval (compared to a 2 week dosing interval for SOLIRIS), existing PNH patients taking SOLIRIS and their physicians may decline to switch to ULTOMIRIS for many reasons including: reluctance to try a new therapy, lack of clinical evidence that ULTOMIRIS is superior to SOLIRIS, no (or limited) reimbursement by government or third-party payers (including as a result of SOLIRIS being available as an alternative therapy), or our inability to manufacture quantities necessary to meet demands.

If we achieve our goal of promptly facilitating the conversion of current PNH and aHUS patients from SOLIRIS to ULTOMIRIS, we anticipate that revenue from SOLIRIS, which accounted for approximately $3,563.0, or 86.3%, of our revenues in 2018, will decline as we move patients to ULTOMIRIS.  We have established what we believe is a globally sustainable and durable pricing strategy for ULTOMIRIS that is intended to facilitate such conversions (for example, in the U.S. the cost of current labeled maintenance therapy for ULTOMIRIS for adult PNH patients of average weight, represents on an annual basis an approximate 10% discount to the cost of SOLIRIS. However, in the first year of PNH conversion to ULTOMIRIS, due to the loading doses required, there is an approximate 10% premium to the cost of SOLIRIS. We have also priced ULTOMIRIS for patients with aHUS in the U.S. (the only country for which we currently have ULTOMIRIS approval for this indication) at a discount to the cost of SOLIRIS for patients with aHUS in the U.S. of approximately 30% on an annual basis for an average adult patient on maintenance therapy (unlike PNH, the price in the first year of aHUS conversion to ULTOMIRIS represents an approximate discount of 20% to the cost of SOLIRIS).
In addition to the potential decrease in revenue due to the above described discounts of ULTOMIRIS (compared to SOLIRIS) for PNH and aHUS as we facilitate conversion from SOLIRIS, if we are unable to facilitate such conversion to ULTOMIRIS (and subsequently maintain those patients on ULTOMIRIS) prior to the loss of intellectual property or regulatory exclusivities for SOLIRIS, our future revenues would be adversely impacted as we would expect that we would face biosimilar competition for SOLIRIS and these biosimilars would have comparable safety and efficacy to SOLIRIS and would be sold at a discount to SOLIRIS.
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
Our ability to set the price for our products varies significantly from country to country, including in those countries where pricing, coverage, reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing and reimbursement on terms that are favorable to us (or at all), or such coverage, pricing and reimbursement may differ in separate regions in the same country. In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product). In addition, authorities in some countries impose additional obligations, such as HTAs, which assess how well a pharmaceutical works in relation to its cost. Additionally, U.S. payers are increasingly considering new metrics as the basis for reimbursement rates. If our products do not meet or surpass these metrics, including any HTAs and other metrics imposed on our products, these payers may not reimburse for use of our products or may reduce the rate of reimbursement for our products and as a result we expect revenue from such product may decrease. We may also, in some cases, elect to reduce prices or reimbursement with third parties which we believe provides value in the long term (but negatively impacts revenue).
In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on pharmaceutical pricing. Both the executive and legislative branches of the U.S. government have recently unveiled a number of proposals to implement such controls, among these was a recommendation to move from the current U.S. pricing and reimbursement regime to one that would establish pharmaceutical pricing by reference to a target price derived from the international price index (such a change may be expected to result in significant savings for the government for purchases of certain pharmaceuticals). Certain states have also proposed measures that are designed to control the costs of pharmaceuticals that they reimburse. If the U.S. (through the federal or state governments), which accounted for a significant portion of our revenue in 2018, were to move to a pricing system based on the international price index (or similar model) that were to apply to our products, we expect that our revenues for sales in the U.S. (or any other country adopting such a price index) would decrease, and such decrease may be material in amount.
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
Due to the cost of our therapies, any potential increase in the number of patients receiving our products (for example, we expect there may be increases in sales of SOLIRIS for patients with NMOSD as we launch for that indication), may cause third-party payers to modify, limit or eliminate coverage or reimbursement for our products because they may require an allocation of a greater percentage of the potential financial resources of any public or private payer for our products.
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
Our commercial success depends on obtaining and maintaining pricing for our products, which is directly tied to reimbursement for our products at anticipated levels for our products. It is difficult to project the impact of evolving reimbursement mechanics on the willingness of payers to cover our products, but we expect pharmaceutical pricing to continue to be subject to intense payer, political and societal pressures on a global basis. If we are unable to obtain or maintain coverage for our products, or coverage is reduced or eliminated in one or more countries or if the U.S. (or other countries) were to move to an international price index (or comparable price control mechanism(s)) for our products, our pricing, product sales, results of operations or financial condition could be harmed.
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
If we do not obtain regulatory approval of new products or additional indications for existing products or additional delivery systems, or are significantly delayed or limited in doing so, our revenue may be adversely affected, we may experience surplus inventory and we may be required to write down certain assets.
We develop therapies for rare diseases with limited patient populations that have not been definitively determined, and our success will depend on our ability to appropriately identify patients in the disease areas we target.
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
Our products may not gain or maintain market acceptance among physicians, patients, healthcare payers and others. Although we have received regulatory approval for certain of our products in certain territories, such approvals do not guarantee future revenue. We cannot predict whether physicians, other healthcare providers, government agencies or private insurers will determine or continue to accept that our products are safe and therapeutically effective and that the benefits are meaningful relative to the cost. Nor can we predict whether patients, physicians or payers will continue use of SOLIRIS or elect to convert to ULTOMIRIS or elect to utilize alternative treatments that may become available (which may be sold at a significant discount to SOLIRIS or ULTOMIRIS). Physicians’ willingness to prescribe, and patients’ willingness to accept, our products, depends on many factors, including:

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
The likelihood of physicians to prescribe SOLIRIS and ULTOMIRIS for patients with aHUS may also depend on how quickly SOLIRIS or ULTOMIRIS can be delivered to the hospital or clinic and our distribution methods may not be sufficient to satisfy this need. In addition, we are aware that some healthcare providers have determined not to continue SOLIRIS treatment for some patients with aHUS. While SOLIRIS as a treatment for aHUS is recommended by some regulatory authorities to be used for the duration of a patient’s lifetime, we are aware that some healthcare providers prescribe SOLIRIS for aHUS for a shorter time period and, in some cases, may prescribe SOLIRIS for aHUS in emergency or acute situations only. Decisions such as this by aHUS patients and healthcare providers to use our products for a period that is less than the remaining lifetime of the patient or in only acute circumstances can cause our SOLIRIS revenues, and revenues for our other products, to fluctuate and past sales of our products may not be indicative of future sales for such products.
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
Our products and our product candidates treat patients with rare diseases and, as a result, we generally are able to test our products in only a small number of patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant. Previously unknown risks and adverse effects may also be discovered in connection with unapproved uses of our products, which may include administration of our products under acute emergency conditions, such as the Enterohemorrhagic E. coli health crisis in Europe, primarily Germany, which began in May 2011. Under pharmacovigilance guidelines, we are required to timely report any adverse events any patient using our products experiences and any clinical evaluations of outcomes in the post-marketing setting are required to be reported to appropriate regulatory agencies in accordance with relevant regulations, as a result any potential adverse events will be promptly brought to the attention of regulators that may likely require prompt remedial action (and any failure to report these adverse events or report such events in a timely manner may result in penalties being imposed on Alexion by regulators). In the event any new risks or adverse effects are discovered as new patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals, we may be required to conduct additional clinical trials and safety studies, make changes in labeling, reformulate our products or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. If we experience any of the foregoing actions, it may harm our reputation and, particularly given that we rely on a very limited number of products for our revenue, our business and results of operations could be materially and adversely impacted. Further, any investigation into the circumstances surrounding an adverse event may be costly and time consuming (even if it is ultimately determined that the adverse event is not the result of the use of our product) or the investigation may not be sufficiently conclusive to prevent a regulatory authority from taking one of the foregoing actions against us.
In addition, many patients who use our products are already very ill and may suffer adverse events, including death, during treatment for reasons that may or may not be related to our products. Also, there are risks associated with our products; for example, use of C5 Inhibitors, such as SOLIRIS and ULTOMIRIS, is associated with an increased risk for certain types of infection, including meningococcal infection. In certain cases, a physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as in a patient presenting with aHUS, which could result in the patient using SOLIRIS or ULTOMIRIS experiencing a life-threatening meningococcal infection (and even in certain cases in which a vaccination can be delivered to the patient, it may not, eliminate all risk of meningococcal infection). Patients using our products and product candidates have died or suffered potentially life-threatening conditions either during or after ending their treatments, and these include patients who have died while participating in a clinical trial. We may be sued by patients who are harmed during the course of using our products, whether as a prescribed therapy, during a clinical trial, during an investigator initiated study, or otherwise. Any such product liability lawsuit or injury claim, which could include class actions, could harm our reputation among patients, physicians, payers and others and require us to pay substantial amounts of money to injured patients, and even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations due to the expense of defending any such claim. While we do have product liability insurance, it may not cover all potential types of liabilities or may not cover certain liabilities completely. Moreover, we may not be able to maintain our insurance on acceptable terms, or at all.
We anticipate that we may face increased competition from companies that will enter into the markets we currently serve and as our product pipeline expands into markets that are currently served by other companies.
We expect that the business environment in which we operate will become increasingly competitive. Currently, certain of our products are the only approved therapy for the indication they treat. For example, SOLIRIS and ULTOMIRIS are the only approved treatments of PNH and aHUS. In the future, we expect that SOLIRIS and ULTOMIRIS may compete with new, novel drugs and pharmaceuticals currently in development. For example, several companies are developing and engaged in clinical trials for therapies to treat PNH, aHUS, gMG and NMOSD. Additionally, other pharmaceutical companies have publicly stated that they are developing and intend to commercialize a SOLIRIS biosimilar. For example, in 2019, a SOLIRIS biosimilar was approved in Russia for the treatment of PNH and aHUS and other SOLIRIS biosimilars may be approved in Russia and other jurisdictions in the future. We have experienced a decrease in revenue from sales of SOLIRIS in Russia following the introduction of the biosimilar and expect that Russia will account for a minor portion, if any, of future SOLIRIS revenue. Other biosimilars may be commercially available in other jurisdictions in the future, including the U.S., Europe and Japan and we could experience loss of revenue. STRENSIQ and KANUMA may also experience competition in the future. We are also aware of companies that have initiated or are planning to initiate studies for diseases that we are also targeting with our product pipeline. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
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
We may not obtain marketing approval for ULTOMIRIS as a treatment for PNH in any jurisdictions beyond the U.S., Europe or Japan and aHUS in jurisdictions beyond the U.S. or for any indications beyond PNH and aHUS.
There is no guarantee that any regulatory authorities (beyond the FDA, MHLW or EMA) will promptly approve the use of ULTOMIRIS in PNH patients or that they will approve the use of ULTOMIRIS in PNH patients at all. We believe that there may be additional important potential markets for ULTOMIRIS and if we are not able to sell ULTOMIRIS in these geographies, our business may be adversely impacted.
Subject to successful completion of clinical trials, we intend to pursue marketing approval for ULTOMIRIS in additional jurisdictions and for additional indications as well as other delivery mechanisms. The FDA, the EMA or the MHLW could reject our applications for indications beyond PNH (and the other regulatory authorities could reject our application for ULTOMIRIS for PNH) or for a subcutaneous delivery mechanism for many reasons, including due to a finding of inadequate safety, tolerability, potency or efficacy profiles. Additionally, these and other regulatory agencies may request that we provide additional safety or efficacy data, which may require significant additional time and expense to generate prior to a decision on approval (and any additional data that is generated may not be indicative of safety and efficacy required by these agencies).
If ULTOMIRIS is not approved in additional jurisdictions, is not approved for additional indications, or not approved for subcutaneous administration or if any such approvals are delayed, our future business and results of operations may be harmed. In the event of any of the foregoing, while we would continue to sell SOLIRIS in the jurisdictions and for the indications authorized by the appropriate authorities, certain of the patents and regulatory exclusivities related to SOLIRIS expire earlier than patents and regulatory exclusivities we hold on ULTOMIRIS, which may allow competitors to enter those markets at an earlier date utilizing SOLIRIS or biosimilar technology.

Risks Related to Business Operations
We rely on a limited number of facilities to produce our products and manufacturing issues at our facilities or the facilities of our third party service providers could cause product shortages, stop or delay commercialization of our products, disrupt or delay our clinical trials or regulatory approvals, and adversely affect our business.
The majority of our products and product candidates are biologics, which cannot be manufactured synthetically and must be produced from biologic sources. As a result, the production of biologic therapeutics that meet all product specification and regulatory requirements is particularly complex. Even slight deviations at any point in the production process may lead to production failures or recalls. For example, in 2013 and 2014 we undertook a voluntary recall of SOLIRIS due to the presence of visible particles in a limited number of vials. In addition, because the production process involves the use of materials that are derived from biological sources, the process can be affected by contaminants that could impact those biological micro-organisms. Therefore, the manufacture of our products and our product candidates is highly regulated, complex and difficult, and, as noted above, even minor technical problems or deviations could result in significant defects or failures and regulatory action against us. These manufacturing challenges are coupled with the fact that we have limited experience manufacturing commercial quantities of certain of our products (so we may have limited previous experience resolving any issues in connection with the manufacture of these products and it may take significant time to remediate or we may be unable to solve any manufacturing problems) and we rely on a limited number of facilities to manufacture our products for our development, clinical and commercialization needs, some of which we own and some of which are owned by third parties.
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
We and our third party providers are required to maintain compliance with cGMP and other stringent operation and manufacturing requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Governmental authorities will generally not permit products manufactured at a facility that is not registered by the applicable government agency to enter into the country and such products may be returned for failure to comply with such regulation, which may decrease or delay sales and result in the loss of inventory. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection or comply with ongoing operating regulations could significantly impair our ability to supply our products and product candidates. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.
Our efforts to bring more of our manufacturing operations under our control present additional challenges. We have completed the build-out of a fill-finish facility in Ireland to support global drug product manufacture or vial fill finish of SOLIRIS and certain of our other clinical and commercial products. We completed construction of a facility in Dublin, Ireland in the fourth quarter of 2015, which is comprised of laboratories, packaging and warehousing operations. We have also completed construction of new biologics manufacturing facilities at both our Athlone and Dublin sites. Despite the significant investment we have made in these facilities and operations, we cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals for these and other facilities, or that we will be able to perform the intended manufacturing and supply chain services at these facilities for commercial or clinical use. Prior to such time, we may continue to rely on third parties for these services.
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
We currently market and sell our products in the U.S., the EU, Japan and several other territories through a direct sales force. Most of our products are relatively new to the market, and we have recently hired several senior members of our sales and commercial team. In addition, in order to gain greater efficiencies in our operations, we have begun to implement a plan pursuant to which certain portions of our international commercial operations will transition to a new operating model in which sales and marketing efforts in designated countries will be conducted to a greater extent by third-parties to promote and sell our products, and our direct sales and marketing presence will decrease (or be eliminated) in these regions.
Due to the fact that many of our products are new to the market, we do not have significant experience in marketing and selling these products to patients, healthcare providers and payers (for example, we are new to certain therapy areas, such as neurology (gMG and NMOSD), and our sales force has had very limited exposure in educating and targeting sales to patients and physicians in neurology practices). This challenge is coupled with the fact that many of our sales and marketing team are new to Alexion and we are transitioning to third parties to market and sell our product in certain countries. If we are unable to successfully market and sell our new products and to successfully sell our products in new therapy areas, as well as successfully implement the transition to third parties to sell, distribute and market our products in certain countries, our business and sales may be harmed. One of our objectives is to expand our business and sales in the future. If we are unable to establish and/or expand our capabilities to sell, market and distribute our products in those jurisdictions where we will continue to rely on our direct sales force and, at the same time, effectively transition from a direct sales force model to third-party sales and marketing (or maintain such sales and distributor capabilities in countries where we have already commenced commercial sales), we may not be able to successfully sell our products. In that event, we may not be able to maintain or increase revenues and achieve our goal of expanding our business. We cannot guarantee that we will be able to establish and maintain our own capabilities or enter into and maintain any sales, marketing or distribution agreements with third-party providers on acceptable terms, if at all, or that we will be able to manage the transition to third-party sales, marketing and distribution in the relevant jurisdictions that will not cause any interruption or disruption in our business and sales of our products.
Even if we hire the qualified sales and marketing personnel necessary to support our objectives, or enter into sales and marketing and distribution agreements with third parties on acceptable terms, we may not hire such employees or enter into such agreements in an efficient manner or on a timely basis. We may not be able to forecast accurately the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products. Establishing and maintaining sales, marketing and distribution capabilities are competitive, expensive and time-consuming. In addition, as we launch new products, such as ULTOMIRIS, and we move into new therapeutic areas (such as neurology), and, if and when, the products we acquire in connection with acquisitions and development agreements with third parties move closer to regulatory approval, we may have a larger product portfolio and address more therapeutic areas and the foregoing risks may continue to apply and may increase. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world, and in transitioning from direct sales to third party sellers, marketers and distributors, may be disproportionate compared to the revenues we may be able to generate on sales or any savings or efficiencies we gain through use of such third-parties. We cannot guarantee that we will be successful in commercializing any of our products for the above referenced or other reasons.
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
We are currently planning and conducting several clinical trials of products and product candidates that we anticipate may be important to our goal of expanding our business and diversifying our product portfolio. These trials may not yield the anticipated results for a number of reasons. For example, the fact that we have obtained marketing authorization in the U.S., EU and Japan for ULTOMIRIS as a treatment for PNH does not mean that ULTOMIRIS will be approved as a treatment for additional indications in each of those jurisdictions or that any clinical trials may achieve its designated endpoints and prove to be safe and effective for use in patients with these additional indications. In addition, we are also conducting clinical trials in therapeutic areas with which we have limited experience (for example, in 2018 we acquired ALXN1840 (WTX101), a therapy for Wilson’s disease acquired from Wilson Therapeutics currently in Phase III clinical trials) and with technology platforms with which we also have limited experience (for example, in 2018 we acquired Syntimmune that develops humanized monoclonal antibody that inhibits the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes). Each of these clinical trials, and any other trial we commence, is subject to the risks highlighted in the preceding paragraph and the investments we have made in these technologies may not generate the expected returns if the clinical trials do not produce results that will meet the requirements of regulators and the needs of patients and their healthcare providers.
In addition, we intend to further increase the number of products in our preclinical, early-stage clinical and advanced clinical pipeline and the number of indications that our products address. For example, in 2020 we plan to initiate a Phase II/III clinical trial for ULTOMIRIS as a treatment for Amyotrophic Lateral Sclerosis (ALS) and an exploratory clinical study in Primary Progressive Multiple Sclerosis (PPMS). There is no guarantee that the Phase II/III clinical trial for ALS or exploratory clinical study in PPMS will provide sufficient evidence to advance our research beyond the these stages. Further, we may expend significant resources in an effort to establish that ULTOMIRIS is a potential therapy for ALS or PPMS (and on other products in development) and these may not meet the standard to advance to additional trials or regulatory approval. In the event that a product does satisfactorily establish proof of concept, and it does advance into preclinical or clinical trials, such product may face the risks and challenges identified in the preceding paragraph.
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
We rely on a small number of clinical research organizations to carry out our clinical trial related activities, and one contract research organization (CRO) is responsible for many of our studies. We rely on such parties to accurately report their results. Our reliance on CROs may impact our ability to control the timing, conduct, expense and quality of our clinical trials. In addition, we may be responsible for any errors in clinical trials by a CRO as a result of the performance of services in connection with a clinical trial on our behalf. And regulatory agencies, in connection with a potential product approval or as part of ongoing monitoring, will review a CROs compliance with regulatory requirements relating to clinical trials and we may be subject to findings and regulatory action (including denial or delay of product approval) if a CRO fails to comply with regulations.
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
We may not accurately forecast demand for our products, including our new products, or the conversion of PNH and aHUS patients to ULTOMIRIS, which may cause our operating results to fluctuate.
Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to certain risks, including those described in these “Risk Factors” as well as the timing of charges and expenses that we may take, acquisitions (such as the Wilson Therapeutics and Syntimmune acquisitions) and the impact of converting patients from Soliris to Ultomiris. In the future, we may not generate sufficient revenues or control expenses to achieve our financial goals. We may not be able to sustain or increase profitability on a quarterly or annual basis. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance. Since we have a limited sales and operating history with certain of our products and for new indications of existing products (such as SOLIRIS as a treatment for NMOSD), we may not be able to accurately forecast demand for our products or for new indications. STRENSIQ and KANUMA, also relatively new products, each received marketing approval in 2015, and both products treat rare diseases for which there was no existing therapy in a new therapeutic area. Since approval of ULTOMIRIS as a treatment for PNH, we have undertaken efforts to facilitate the conversion of PNH patients from SOLIRIS to ULTOMIRIS. Product demand and, in the case of conversion to ULTOMIRIS, product preference and conversion, is dependent on a number of factors, many of which are beyond our control. For these reasons, we may not be able to accurately forecast demand for our products.
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
As we attempt to expand our pipeline, obtain regulatory approval for new products, facilitate the conversion of patients from SOLIRIS to ULTOMIRIS , seek regulatory approval for existing products in new jurisdictions and approval of new indications for existing products (such as SOLIRIS as a treatment for NMOSD), we may have substantial expenses as we continue our research and development efforts and our efforts to develop the assets we have acquired through acquisitions, collaborations and in-licenses, continue to conduct clinical trials and continue to develop and expand manufacturing, sales, marketing and distribution capabilities worldwide, some of which could be delayed, scaled-back or eliminated to control expenses and/or achieve our financial objectives. In addition, these expenses may increase and such increases may exceed analyst and investor expectations.
If we fail to achieve the expected financial and operating benefits of our corporate restructurings, our business and financial results may be harmed.
We have undertaken corporate restructuring activities to re-align our global organization with our re-focused strategy, reduce costs, and realize operational efficiencies. We estimate that our most recent restructuring, which includes our transition in certain jurisdictions from a direct sales model to increased use of third parties for sales and marketing functions, will result in a charge of up to $25.0 in 2019. These recent restructuring activities, including work force reductions, closing certain operational sites and our increased use of third parties in certain countries to sell, market and distribute products (and rely less on a direct sales force), subject us to many risks, including loss of business continuity, unanticipated costs, and higher than usual employee turnover. In addition, we will not exercise the same degree of control over any third parties that we do over our direct sales force and the ability to direct the third party and provide incentives for such third party to sell our products may not be as strong as in the case of a direct sales force. This transition and greater reliance on third party sales force, marketers and distributors may also increase the risk of litigation with or liability to third parties that we had previously engaged to perform services for us in jurisdictions where we are implementing changes in operational methods pursuant to this restructuring. The expected cost savings and operational efficiencies from the restructuring activities are based on assumptions and expectations that we believe were reasonable in our judgment at the time made but may not be achieved due to unforeseen difficulties and challenges that are beyond our control. If these assumptions and expectations are incorrect or if we experience delays or unforeseen events in realizing the benefits of the restructuring activities, our business operations and financial results may be harmed.
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
We may need to raise additional capital to supplement our existing funds and cash generated from operations for working capital, capital expenditure and debt service requirements, and other business activities (including business and technology acquisitions). Funding needs may shift and the amount of capital we may need depends on many factors, including, the cost of any acquisition or any new collaborative, licensing or other commercial relationships that we may establish, the time and cost necessary to build new manufacturing facilities or enhance our manufacturing operations, amounts we may need to pay in connection with the resolution of any government investigation or litigation matter (including any securities class action matter or any product liability claim or any tax assessment), the cost of obtaining and maintaining the necessary regulatory approvals for our manufacturing facilities, and the progress, timing and scope of our preclinical studies, clinical trials and product development and commercialization efforts. The capital and credit markets have experienced and may continue to experience extreme volatility and disruption. We may not receive additional funding when we need it or funding may only be available on unfavorable terms. If we cannot raise adequate funds to satisfy our working capital, capital requirements and debt repayment obligations (or royalty and milestone obligations) or business development activities, we may have to delay, scale-back or eliminate certain research, development, manufacturing, acquisition or commercial activities or sell certain assets and technologies.
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
As noted above, in 2018 a substantial portion of our total revenue was derived from SOLIRIS. We expect that there may be increased competition to SOLIRIS from, among other products and therapies, biosimilars, and we are still in the early stages of the launch of ULTOMIRIS for PNH and cannot guarantee that our efforts to facilitate the conversion of patients from SOLIRIS to ULTOMIRIS will be successful (or that we will obtain clearance for ULTOMIRIS for additional indications or in any additional jurisdictions). As a result, we have identified rebuilding our product pipeline as a key strategic objective and, in order to achieve this objective, we expect to purchase businesses and acquire, co-develop or license technologies and products from third parties in the future. For example, among other transactions, we have completed acquisitions of Wilson Therapeutics and Syntimmune, Inc. and recently signed a definitive agreement to acquire Achillion Pharmaceuticals. We anticipate that we will regularly evaluate potential merger, acquisition, partnering and in-license opportunities in an effort to expand our pipeline or product offerings, and enhance our research platforms. Acquisitions of new businesses or products and in-licensing of new technologies and products may involve numerous risks, including:

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

A substantial portion of our strategic efforts are focused on opportunities for rare disorders, but the availability of such opportunities is limited. We may not be able to identify opportunities that satisfy our strategic criteria or are acceptable to us or our stockholders. Several companies have publicly announced intentions to establish or develop rare disease programs and we may compete with these companies (some of which may be larger and may be able to provide more consideration than we can) for the same opportunities. For these and other reasons, we may not be able to acquire the rights to additional product candidates or approved products on terms that we or our stockholders find acceptable, or at all. In such event, we may not be able to rebuild our pipeline and any future revenue may remain largely dependent on our existing products which, as noted above, may be subject to increasing competition from biosimilars and other competitive or novel therapies.
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
As of September 30, 2019, the net carrying value of our goodwill and other intangible assets, net totaled $8,447.5. As required by GAAP, we periodically assess these assets to determine if there are indicators of impairment. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets. Any charges relating to such impairments could adversely affect our results of operations in the periods in which an impairment is recognized. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of September 30, 2019 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us. Cash flow models used in our assessments are based on our commercial experience with KANUMA to date and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. As we continue to sell this product, new data may cause us to adjust the assumptions in our cash flow models. Changes to assumptions used in our net cash flow projections may result in material impairment charges in subsequent periods. The net book value of the KANUMA intangible asset as of September 30, 2019 was $3,057.5.
Our business could be adversely affected by litigation, government investigations and enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, tax and custom/import duties, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment and other claims and legal proceedings which may arise from conducting our business. See Note 18, “Commitments and Contingencies” to the footnotes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on our material legal proceedings. For example, in May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, we received a request from the U.S. Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion’s compliance with FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of SOLIRIS and related securities disclosures. Alexion is cooperating with these investigations. The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws. Any determination that our operations or activities are not in compliance with existing laws or regulations, by the SEC or DOJ in the above referenced matter for example, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, exclusion from the federal healthcare programs, healthcare debarment, product recalls, reputational damage and modifications of our business practices and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. In addition, we may be required to expend significant resources to defend the securities class action filed in December 2016 and, if we were found to have violated the securities laws, we could be required to pay significant damages to the plaintiffs. Legal proceedings, government investigations, including the SEC and DOJ investigations and the August 2019 tax assessment in Brazil, and enforcement actions have been and we expect may continue to be expensive and time consuming. Any future litigation or investigation may also likely be expensive and time consuming.
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

•
customs and tax officials in foreign jurisdictions may disagree with the value we set when we or others import our products (including products that are donated for charitable purposes or used for clinical trials) and we may be required to pay additional duties or fines and such amounts may be substantial. For example, our offices in Brazil were visited by the Brazilian federal tax authorities and we received a written notice from such authorities requesting information with respect to the importation of SOLIRIS free of charge to patients in Brazil from 2014 to 2019. In connection with this matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts to, among others, two Alexion subsidiaries. This notice focuses on: (i) the identity of the importer and (ii) the importation value of SOLIRIS vials in connection with Alexion’s free drug program in Brazil (See Note 18 to the condensed consolidated financial statements for more information on this matter);

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
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations in the locations in which we operate our business are extensive and far-reaching, and we must maintain accurate records and control over the activities of our distributors and third party service providers in countries where we operate. We have policies and procedures, and we are currently implementing an enhanced company-wide compliance program and effort, designed to help us and our representatives, including our employees and our vendors and distributors, comply with such laws, however we cannot guarantee that these policies and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by us, our employees or our representatives. Any determination that our operations or activities are not in compliance with existing laws or regulations, including the FCPA and the UK Anti-Bribery Act, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have a material and adverse effect on our business operations. In addition, as our international operations expand, we are likely to become subject to new anti-corruption/anti-bribery laws or existing laws may govern our activities in new jurisdictions in which we operate. In addition, as we move from a direct sales force to third-party sales force, distributors and marketers in certain countries and regions, we may also have liability under the FCPA and anti-bribery laws and regulations for the actions of these third parties. Although we can impose contractual restrictions on what these third parties are authorized to do on our behalf, we will exercise only limited control over the actions of these third parties but may still face the same liabilities for their actions. Our failure, and the failure of others who we engage to act on our behalf, to comply, with the laws and regulations of the countries in which we operate, or will operate in the future, could materially harm our business.
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
We are subject to healthcare “fraud and abuse” laws, such as the False Claims Act (FCA), the anti-kickback provisions of the federal Social Security Act, laws prohibiting off-label product promotion and other related federal and state laws and regulations.
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
Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements and potential penalties is provided under “Government Regulation - Fraud and Abuse” included in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2018.
In recent years, legislation has been adopted at the federal, state and local level requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports or make periodic public disclosures on sales, marketing, pricing, clinical trials, health care provider payments and other activities. For example, as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the PPACA), the federal government enacted the Open Payments (commonly known as the Sunshine Act) provisions. Open Payments requires pharmaceutical manufacturers to report annually to CMS payments or other transfers of value made by that entity to physicians and teaching hospitals. We also now have similar reporting obligations throughout the EU. Failure to comply with the reporting requirements may result in significant civil monetary penalties.
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
Finally, the FDA, the EU and EU Member States and the MHLW impose restrictions on the promotion and marketing of drug products and prohibit pharmaceutical manufacturers from promoting products for indications other than those cleared or approved by regulatory authorities or for use in manner that is not consistent with the product label approved by regulatory agencies, or off-label promotion. In certain instances, physicians are, however, in their medical judgment permitted to use products for unapproved purposes and we are aware of such uses of SOLIRIS. For information regarding a recent MHLW inquiry focused on our communication efforts regarding the proper use of SOLIRIS in Japan for aHUS, see Note 18, “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although we believe that our marketing materials and training programs for physicians do not constitute improper promotion, the FDA, the DOJ, other federal or state government agencies, the EU, EU Member States or the MHLW (or other foreign regulatory agencies) may disagree. If any governmental authority determines that our promotional materials, training or other activities constitute improper promotion of any of our products, it could request that we modify our training or promotional materials or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, product withdrawal or recall, injunction, seizure, civil fine and criminal penalties. It is also possible that other enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also seek information related to our recalls of specific lots of SOLIRIS and related securities disclosures. In December 2016, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents relating generally to our support of certain 501(c)(3) organizations (as described in Note 18, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We settled this investigation with the DOJ and the Office of Inspector General of the U.S. Department of Health and Human Services in April 2019 which resulted in a payment to the government of $13.1. In May 2017, Brazilian authorities seized records and data from our Sao Paulo, Brazil offices as part of an investigation being conducted into our Brazilian operations. In October 2018, the MHLW conducted an inspection of our Japanese operations and in March 2019, the MHLW indicated that its investigation is complete. We are cooperating with the open investigations. At this time, we are unable to predict the duration, scope or outcome of the open investigations. In addition, even though we have settled the investigation relating generally to our support of certain 501(c)(3) organizations that was initiated by the U.S. Attorney’s Office for the District of Massachusetts in December 2016 and the October 2018 investigation by the MHLW has been closed by the MHLW, we may be subject to similar investigations in the future by the same or other regulatory agencies and government authorities and the penalties imposed on us may be materially greater in amount or we may be subject to material limitations on our operations, activities and our business. In addition, any remedial actions that have been or will be taken with the intent to address the matters that were the subject of these or other governmental investigations may not prevent future investigations and potential liability as a result of such further investigations.
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
We have and may in the future obtain patents or the right to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the U.S. or other countries. In addition, a patent may be issued in one country, but a counterpart patent may not be issued in another country. For example, the European Patent Office in September 2019 rejected a patent application relating to the composition of matter for SOLIRIS , while a similar patent was granted in the U.S. and Japan. We are considering whether to have this decision reviewed on appeal.
Even if a patent is issued, that is not conclusive as to inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our products. Third parties may challenge our patents, and have challenged our patents in the past and, in some cases have been successful in such challenges. For example, on January 21, 2019, the Opposition Division of the European Patent Office determined, following multi-party opposition proceedings, to revoke our European patent No. 2359834, which relates to the formulation of SOLIRIS and on August 30, 2019 the U.S. Patent and Trademark Office instituted inter partes review of three of our patents that relate to SOLIRIS. In addition to the protections afforded by patents (which, as noted above are subject to challenge and potentially invalidation), certain of our products do benefit from regulatory protections for applicable indications in certain geographies that allow such protections. For example, SOLIRIS is protected in Europe by orphan drug exclusivity through late 2023 for aHUS and until 2027 for gMG.
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
Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed, may be found to infringe patents owned by or granted to others. We have and may in the future receive notices claiming our products infringe third party patents and third parties have and may in the future file civil lawsuits against us claiming infringement of their intellectual property rights. In late-2018, Chugai Pharmaceutical Co., Ltd. filed suits in the U.S. and Japan alleging that ULTOMIRIS infringes a U.S. and two Japanese patents, respectively, held by Chugai (See Note 18, Commitments and Contingencies to the footnotes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding these legal proceedings with Chugai). Additional third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products or investigational compounds. In respect to some of these patents, we have obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have determined in our judgment that:

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
Our other products are also at risk from biosimilars. Other than SOLIRIS for the treatment of gMG and SOLIRIS and ULTOMIRIS as a treatment for PNH and aHUS, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product or novel therapy, our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2019	0.1	$124.1	0.1	$389.6
August 1-31, 2019	1.4	$112.2	1.4	$234.7
September 1-30, 2019	1.6	$104.3	1.6	$67.9
Total	3.1	$113.5	3.1
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
On October 22, 2019, the Board of Directors approved a new share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares of common stock. The repurchase program may be discontinued at any time at our discretion.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)Exhibits:

10.1	Employment Agreement, dated as of September 17, 2019, by and between Aradhana Sarin and Alexion Pharmaceuticals, Inc.**

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity the three and nine months ended September 30, 2019 and 2018, and (vi) Notes to Condensed Consolidated Financial Statements.

** Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: October 23, 2019		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Paul J. Clancy
Date: October 23, 2019		Paul J. Clancy Executive Vice President and Chief Financial Officer (principal financial officer)