Form 10-Q
period 2020-03-31
ALEXION PHARMACEUTICALS, INC.
filed 2020-05-06
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	$0.0001 par value	220,827,431
Class		Outstanding as of May 4, 2020

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,315.0	$2,685.5
Marketable securities	47.8	64.0
Trade accounts receivable, net	1,345.2	1,243.2
Inventories	586.8	627.6
Prepaid expenses and other current assets	575.4	456.1
Total current assets	4,870.2	5,076.4
Property, plant and equipment, net	1,159.9	1,163.3
Intangible assets, net	4,187.6	3,344.3
Goodwill	5,072.1	5,037.4
Right of use operating assets	203.2	204.0
Deferred tax assets	2,223.5	2,290.2
Other assets	432.0	429.0
Total assets	$18,148.5	$17,544.6
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$862.8	$966.7
Current portion of long-term debt	126.7	126.7
Other current liabilities	130.4	100.9
Total current liabilities	1,119.9	1,194.3
Long-term debt, less current portion	2,343.3	2,375.0
Contingent consideration	358.9	192.4
Deferred tax liabilities	2,113.3	2,081.4
Noncurrent operating lease liabilities	162.8	164.1
Other liabilities	302.5	265.6
Total liabilities	6,400.7	6,272.8
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 238.9 and 237.8 shares issued at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	8,864.9	8,804.7
Treasury stock, at cost, 17.8 and 16.5 shares at March 31, 2020 and December 31, 2019, respectively	(2,213.0)	(2,105.9)
Accumulated other comprehensive loss	(101.5)	(66.8)
Retained earnings	5,197.4	4,639.8
Total stockholders' equity	11,747.8	11,271.8
Total liabilities and stockholders' equity	$18,148.5	$17,544.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended March 31,
	2020	2019
Net product sales	$1,444.6	$1,140.2
Other revenue	0.2	0.2
Total revenues	1,444.8	1,140.4
Costs and expenses:
Cost of sales (exclusive of amortization of purchased intangible assets)	111.7	85.8
Research and development	200.9	195.9
Selling, general and administrative	319.9	281.5
Amortization of purchased intangible assets	73.7	80.0
Change in fair value of contingent consideration	5.8	(28.7)
Acquisition-related costs	38.1	—
Restructuring expenses	(0.8)	9.1
Total costs and expenses	749.3	623.6
Operating income	695.5	516.8
Other income and expense:
Investment (expense) income	(5.2)	42.5
Interest expense	(25.8)	(19.9)
Other income and (expense)	(0.9)	2.4
Income before income taxes	663.6	541.8
Income tax expense (benefit)	106.0	(46.1)
Net income	$557.6	$587.9
Earnings per common share
Basic	$2.52	$2.63
Diluted	$2.50	$2.61
Shares used in computing earnings per common share
Basic	221.6	223.8
Diluted	222.6	225.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2020	2019
Net income	$557.6	$587.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(8.0)	(2.0)
Unrealized (losses) gains on debt securities	(0.2)	0.2
Unrealized losses on hedging activities, net of tax of $(8.2) and $(2.2), respectively	(26.5)	(9.0)
Other comprehensive income (loss), net of tax	(34.7)	(10.8)
Comprehensive income	$522.9	$577.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended March 31, 2020	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2019	237.8	$—	$8,804.7	16.5	$(2,105.9)	$(66.8)	$4,639.8	$11,271.8
Repurchase of common stock	—	—	—	1.3	(107.1)	—	—	(107.1)
Issuance of common stock under stock option and stock purchase plans	0.1	—	2.8	—	—	—	—	2.8
Issuance of restricted common stock	1.0	—	—	—	—	—	—	—
Share-based compensation expense	—	—	57.4	—	—	—	—	57.4
Net income	—	—	—	—	—	—	557.6	557.6
Other comprehensive loss	—	—	—	—	—	(34.7)	—	(34.7)
Balances, March 31, 2020	238.9	$—	$8,864.9	17.8	$(2,213.0)	$(101.5)	$5,197.4	$11,747.8

Three months ended March 31, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2018	236.2	$—	$8,539.1	12.7	$(1,689.9)	$(9.7)	$2,325.8	$9,165.3
Repurchase of common stock	—	—	—	0.1	(11.3)	—	—	(11.3)
Issuance of common stock under stock option and stock purchase plans	0.1	—	10.1	—	—	—	—	10.1
Issuance of restricted common stock	0.7	—	—	—	—	—	—	—
Share-based compensation expense	—	—	55.7	—	—	—	—	55.7
Net income	—	—	—	—	—	—	587.9	587.9
Other comprehensive loss	—	—	—	—	—	(10.8)	—	(10.8)
Adoption of new accounting standards	—	—	—	—	—	—	(90.3)	(90.3)
Balances, March 31, 2019	237.0	$—	$8,604.9	12.8	$(1,701.2)	$(20.5)	$2,823.4	$9,706.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$557.6	$587.9
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	89.3	97.2
Change in fair value of contingent consideration	5.8	(28.7)
Share-based compensation expense	57.6	56.7
Deferred taxes (benefit)	49.0	(81.1)
Unrealized foreign currency loss	7.1	1.9
Unrealized (gain) loss on forward contracts	(15.0)	5.5
Unrealized loss (gain) on strategic equity investments	9.2	(33.8)
Other	13.7	(2.4)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(120.9)	(95.3)
Inventories	37.3	(11.2)
Prepaid expenses, right of use operating assets and other assets	(72.9)	(58.6)
Accounts payable, accrued expenses, lease liabilities and other liabilities	(68.2)	(8.2)
Net cash provided by operating activities	549.6	429.9
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(19.4)	—
Proceeds from maturity or sale of available-for-sale debt securities	141.4	92.6
Purchases of mutual funds related to nonqualified deferred compensation plan	(6.9)	(5.8)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	3.3	3.7
Purchases of property, plant and equipment	(12.2)	(36.0)
Payment for acquisition of business, net of cash acquired	(837.7)	—
Purchases of strategic equity investments and options	(34.5)	(43.8)
Purchase of intangible assets	—	(8.0)
Other	—	0.2
Net cash (used in) provided by investing activities	(766.0)	2.9
Cash flows from financing activities:
Payments on term loan	(32.6)	—
Payments on revolving credit facility	—	(250.0)
Repurchases of common stock	(107.1)	(11.3)
Net proceeds from issuance of common stock under share-based compensation arrangements	2.8	10.2
Other	(1.3)	(1.3)
Net cash used in financing activities	(138.2)	(252.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13.2)	(1.4)
Net change in cash and cash equivalents and restricted cash	(367.8)	179.0
Cash and cash equivalents and restricted cash at beginning of period	2,723.6	1,367.3
Cash and cash equivalents and restricted cash at end of period	$2,355.8	$1,546.3

	Three months ended March 31,
	2020	2019

Supplemental cash flow disclosures from investing and financing activities:
Contingent consideration issued in acquisitions	$155.0	$—
Fair value of strategic investment and purchase option	$—	$27.1
Operating ROU lease assets obtained in exchange for operating lease liabilities	$3.7	$—
Accounts payable and accrued expenses for purchases of property, plant and equipment and intangible assets	$13.0	$10.8
The following provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statement of cash flows:

	Three months ended March 31,
	2020	2019

Cash and cash equivalents	$2,315.0	$1,544.8
Restricted cash included in other current assets	40.7	0.1
Restricted cash included in other noncurrent assets	0.1	1.4
Total cash and cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows	$2,355.8	$1,546.3
Amounts included in restricted cash primarily represent funds placed in escrow as a result of the judicial order issued by the Federal Court of Canada related to SOLIRIS pricing (Note 16, Commitments and Contingencies).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

1.	Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a global biopharmaceutical company focused on serving patients and families affected by rare and devastating diseases through the discovery, development and commercialization of life-changing therapies.
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

2.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
Our significant accounting policies are described in Note 1 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Updates to our accounting policies, including impacts from the adoption of new accounting standards, are discussed below in this Note 2.
Reclassifications
Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current presentation.
Use of Estimates

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities in our condensed consolidated financial statements.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of May 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
New Accounting Pronouncements
Accounting Standards Update (ASU) 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”: In December 2019, the Financial Accounting Standards Board (FASB) issued a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We are currently assessing the impact of this standard on our financial condition and results of operations.
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
ASU 2020-04, “Reference Rate Reform, Facilitation of the Effects of Reference Rate Reform on Financial Reporting": In response to concerns about structural risks of interbank offered rates , and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. In March 2020, the FASB issued a new standard that provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform, including optional expedients and exceptions for the accounting implications of contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
The amendments in this new standard only apply to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the standard do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. We are currently reviewing our contracts impacted by reference rate reform and are assessing the impact of this standard on our financial condition and results of operations.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We adopted the new standard on January 1, 2020 on a prospective basis. The adoption of this standard had no impact on our financial statements at the date of adoption; however, we anticipate the adoption of this standard will result in an increase in capitalized assets related to qualifying CCA implementation costs in future periods.
Qualifying CCA implementation, set-up and other upfront costs incurred after January 1, 2020 are capitalized as other assets in our condensed consolidated balance sheets. These assets will be expensed over the term of the hosting arrangement and such expense will be presented within the same line item in our condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. These capitalized costs will be evaluated for impairment when events or changes in circumstances indicate that the carrying value of the capitalized implementation costs is not recoverable. For the period ended March 31, 2020, capitalized CCA implementation costs were not material.
ASU 2016-13, "Measurement of Credit Losses on Financial Instruments": In June 2016, the FASB issued a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. The new standard also requires enhanced disclosure of credit risk associated with financial assets. The standard is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted.
We adopted the new standard on January 1, 2020 and have completed our assessment of the standard based on the composition of our portfolio of financial instruments and current and forecasted economic conditions at that date. Our significant financial assets that are within the scope of the new standard consist of trade accounts receivable and available for sale debt securities. We have not historically experienced any material credit losses associated with our trade accounts receivable or available for debt securities.
We monitor economic conditions, including volatility associated with international economies and the associated impacts on the financial markets and our business. We disaggregate our trade accounts receivable population into pools of similar risk characteristics based on underlying customer type and geographical location. Current expected credit loss allowances are estimated for each risk pool based on available information, including i) historical credit loss experience, ii) current economic conditions and, iii) reasonable and supportable forecasts of future economic conditions that may affect the collectibility of the recorded amounts. Based on the relevant facts and economic conditions as of the date of adoption, we concluded that the expected credit losses on our trade accounts receivable were immaterial. Additionally, unrealized losses on our available for sale investment portfolio were immaterial.
As of March 31, 2020, we reassessed our estimated credit losses on our trade accounts receivable, including consideration of the potential impacts of the COVID-19 global pandemic. Based on the relevant facts and economic conditions as of March 31, 2020, we concluded that the expected credit losses on our trade accounts receivable continued to be immaterial. Additionally, unrealized losses on our available for sale investment portfolio were immaterial as of March 31, 2020.

3.	Acquisitions
Business Combinations
Achillion Pharmaceuticals, Inc.
In October 2019, Alexion entered into a definitive agreement to acquire Achillion Pharmaceuticals, Inc. (Achillion), a clinical-stage biopharmaceutical company focused on the development of oral Factor D inhibitors. Achillion was developing oral small molecule Factor D inhibitors to treat people with complement alternative pathway-mediated rare diseases, such as PNH and C3 glomerulopathy (C3G). Achillion had two clinical stage medicines in development, including danicopan (ACH-4471/ALXN2040) and ACH-5228 (ALXN2050).
The acquisition of Achillion closed on January 28, 2020. Under the terms of the agreement, we acquired all outstanding common stock of Achillion for $6.30 per share, or an aggregate of $926.2, inclusive of the settlement of Achillion's outstanding equity awards. The acquisition was funded with cash on hand. The transaction includes the potential for additional consideration in the form of non-tradeable contingent value rights (CVRs), which will be paid to Achillion shareholders if certain clinical and regulatory milestones are achieved within specified periods. These include $1.00 per share for the U.S. Food and Drug Administration (FDA) approval of danicopan and $1.00 per share for the initiation of a Phase III clinical trial in ACH-5228.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The transaction was accounted for as a business combination. The following table summarizes the total consideration transferred to acquire Achillion and the estimated fair value of the identified assets acquired and liabilities assumed at the acquisition date:

Consideration
Upfront payment to shareholders and option holders	$926.2
Upfront payment, fair value of equity compensation attributable to the post-combination service period	(20.0)
Upfront cash paid, net	906.2

Contingent consideration	160.7
Contingent consideration, fair value of equity compensation attributable to the post-combination service period	(5.7)
Total consideration	$1,061.2

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$68.5
Marketable securities	106.1
In-process research & development assets (IPR&D)	918.0
Goodwill	34.7
Deferred tax liabilities, net	(59.8)
Other assets and liabilities, net	(6.3)
Total net assets acquired	$1,061.2

Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period. The areas that rely on preliminary estimates that are not yet finalized relate to deferred tax liabilities, net, as a result of ongoing studies to determine the tax deductibility of certain acquisition-related costs and the valuation of historical net operating loss and income tax credit carryforwards.
The initial fair value estimate of the contingent consideration in the form of non-tradeable CVRs was $160.7, which was recorded as a noncurrent liability in our condensed consolidated balance sheet, including $5.7 related to compensation attributable to the post-combination service period. We determined the fair value of these milestone-related payment obligations using various estimates, including probabilities of success prior to expiration of the specified period, discount rates and the amount of time until the conditions of the milestone payments are expected to be met. This fair value measurement is based on significant inputs not observable in the market, representing Level 3 measurements within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate ranging from 2.1% to 2.3%.The range of estimated milestone payments is from zero, if no milestones are achieved for any product, to $306.3 if certain development and regulatory milestones are achieved.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the potential achievement of the milestones. At March 31, 2020, the fair value of the contingent consideration for the Achillion acquisition was $162.4 based on the probability-weighted cash flows, discounted using a cost of debt ranging from 1.6% to 1.8%. Changes in fair value of the contingent consideration associated with the Achillion acquisition for the three months ended March 31, 2020 was $1.7.
The aggregate fair value of equity compensation attributable to the post-combination service period was $25.7. This amount was excluded from the total consideration transferred and was recognized as a charge to acquisition-related costs in our condensed consolidated statements of operations. These amounts were associated with the accelerated vesting of stock options previously granted to Achillion employees. Excluding the $5.7 of contingent consideration related to equity compensation attributable to the post-combination service period, such amounts were paid during the three months ended March 31, 2020.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Intangible assets associated with IPR&D relate to two development-stage programs, ACH-4471 (ALXN2040) and ACH-5228 (ALXN2050). The estimated fair value of $918.0 was determined using the excess earnings method, a variation of the income approach. The excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. Some of the more significant assumptions utilized in our asset valuations included the estimated net cash flows for each asset, including net revenues, cost of sales, research and development and other operating expenses, the potential regulatory and commercial success rates, competitive trends impacting the assets, and tax rates. The fair value using the excess earnings method was determined using an estimated weighted average cost of capital for Achillion of 11.5%, which represents a rate of return that a market participant would expect for these assets. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
The excess of purchase price over the fair value of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill, which is not tax-deductible, has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The factors that contributed to the recognition of goodwill include the value of the acquired workforce, synergies that are specific to our business and not available to market participants, and early research in preclinical Factor D inhibitors, as well as the effects of the establishment of a deferred tax liability for the acquired IPR&D intangible assets, which have no tax basis.
We recorded a net deferred tax liability of $59.8. This amount was primarily comprised of $205.3 of deferred tax liabilities relating to the IPR&D acquired, offset by $145.5 of deferred tax assets related to net operating loss carryforwards (NOLs), income tax credits, and other temporary differences.
Achillion's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three months ended March 31, 2020, we recorded $13.9 of pre-tax operating losses associated with the operations of Achillion in our condensed consolidated statements of operations. We also recorded acquisition-related costs in connection with the acquisition during the three months ended March 31, 2020 as presented below.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of Alexion and Achillion as if the acquisition of Achillion had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings that may have resulted from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations had we completed the transaction on January 1, 2019.

	Three months ended March 31,
	2020	2019
Pro forma revenue	$1,444.8	$1,140.4
Pro forma net income	574.9	515.7

The unaudited pro forma consolidated results include pro forma adjustments related to non-recurring activity. Alexion and Achillion acquisition-related costs of $53.3, net of tax, were excluded from income for the three months ended March 31, 2020. These expenses were included in net income for the three months ended March 31, 2019.
Acquisition-Related Costs
Acquisition-related costs recorded within the condensed consolidated statement of operations associated with our business combinations for the three months ended March 31, 2020 and 2019 include the following:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended March 31,
	2020	2019
Transaction costs (1)	$1.4	$—
Integration costs	0.1	—
Fair value of equity compensation attributable to the post-combination service period	25.7	—
Restructuring-related costs (2)	10.9	—
	$38.1	$—
(1) Transaction costs include legal fees and costs incurred to effectuate the settlement of the outstanding options
(2) Restructuring-related costs include severance payments and one-time short-term retention awards agreed to in connection with the acquisition

4.	Inventories
The components of inventory are as follows:

	March 31,	December 31,
	2020	2019
Raw materials	$49.6	$41.2
Work-in-process	108.8	180.8
Finished goods	428.4	405.6
	$586.8	$627.6

As of March 31, 2020 and December 31, 2019, the carrying value of capitalized inventory manufactured at production facilities that have not yet received regulatory approval was $67.3 and $60.5, respectively.
5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization:

		March 31, 2020			December 31, 2019
	Estimated Life (years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licensing rights	3-8	$57.0	$(35.6)	$21.4	$57.0	$(34.7)	$22.3
Patents	7	10.5	(10.5)	—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(1,462.4)	3,248.1	4,710.5	(1,388.7)	3,321.8
Other intangibles	5	0.4	(0.3)	0.1	0.4	(0.2)	0.2
Acquired IPR&D	Indefinite	918.0	—	918.0	—	—	—
Total		$5,696.4	$(1,508.8)	$4,187.6	$4,778.4	$(1,434.1)	$3,344.3
Goodwill	Indefinite	$5,075.0	$(2.9)	$5,072.1	$5,040.3	$(2.9)	$5,037.4
In connection with our acquisition of Achillion during the first quarter of 2020, we acquired IPR&D programs with a fair value of $918.0 and recorded goodwill of $34.7. For additional information on our acquisition of Achillion, please see Note 3, Acquisitions.
Amortization expense for the three months ended March 31, 2020 and 2019 was $74.7 and $80.5, respectively. As of March 31, 2020, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $224.0 for the nine months ending December 31, 2020, and approximately $298.0 for each of the years ending December 31, 2021 through December 31, 2025.
As of March 31, 2020, the net book value of our purchased technology includes $2,927.4 associated with the KANUMA intangible asset, which we acquired in the acquisition of Synageva BioPharma Corp. As part of our standard quarterly procedures, we reviewed the KANUMA asset as of March 31, 2020 and determined that there were no indicators of impairment. Cash flow models used in our assessments are based on our commercial experience to date with KANUMA and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

and patient-related assumptions, including patient identification, conversion and retention rates. We will continue to review the related valuation and accounting of this asset as new information becomes available to us.
The following summarizes the changes in the carrying amount of goodwill:

March 31, 2020
Balance at December 31, 2019	$5,037.4
Goodwill resulting from the acquisition of Achillion	34.7
Balance at March 31, 2020	$5,072.1

6.	Debt
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
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs in 2018. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for each of the three months ended March 31, 2020 and 2019 was $1.2. Remaining unamortized deferred financing costs as of March 31, 2020 and December 31, 2019 were $14.6 and $15.8, respectively.
We made principal payments of $32.6 on the term loan during the three months ended March 31, 2020, and as of March 31, 2020, we had $2,481.9 outstanding on the term loan. We had no outstanding borrowings under the revolving credit facility as of March 31, 2020. As of March 31, 2020, we had open letters of credit of $1.0 that offset our availability in the revolving credit facility.
The amount outstanding under the term loan of $2,481.9 as of March 31, 2020 is subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of the obligation approximates fair value.
We were in compliance with all applicable covenants under the Credit Agreement as of March 31, 2020.

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following table summarizes the calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019
Net income used for basic and diluted calculation	$557.6	$587.9
Shares used in computing earnings per common share—basic	221.6	223.8
Weighted-average effect of dilutive securities:
Stock awards	1.0	1.7
Shares used in computing earnings per common share—diluted	222.6	225.5
Earnings per common share:
Basic	$2.52	$2.63
Diluted	$2.50	$2.61

We exclude from diluted EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of diluted EPS for the three months ended March 31, 2020 and 2019 were 3.2 and 2.6 shares of common stock, respectively, because their effect is anti-dilutive.

8.	Marketable Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$134.2	$—	$—	$134.2
Corporate bonds	3.6	—	(0.1)	3.5
Other government-related obligations:
U.S.	60.0	—	—	60.0
Bank certificates of deposit	6.5	—	—	6.5
Total available-for-sale debt securities	$204.3	$—	$(0.1)	$204.2

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$246.9	$—	$—	$246.9
Corporate bonds	24.3	—	—	24.3
Other government-related obligations:
U.S.	70.4	—	—	70.4
Bank certificates of deposit	27.4	—	—	27.4
Total available-for-sale debt securities	$369.0	$—	$—	$369.0

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2020 and December 31, 2019 was $20.2 and $21.5, respectively. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2020 and December 31, 2019. As of March 31, 2020, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2020.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheets were as follows:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$179.1	$328.1
Marketable securities	25.1	40.9
	$204.2	$369.0

The fair values of available-for-sale debt securities as of March 31, 2020, by contractual maturity, are summarized as follows:

March 31, 2020
Due in one year or less	$204.2
Due after one year through three years	—
$204.2

We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of March 31, 2020 and December 31, 2019, the fair value of these investments was $22.7 and $23.1, respectively.
We utilize the specific identification method in computing realized gains and losses. Realized gains and losses on our marketable securities were not material for the three months ended March 31, 2020 and 2019.

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
We enter into foreign exchange forward contracts, with durations of up to 60    months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of March 31, 2020, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,096.6 that qualified for hedge accounting with current contract maturities through June 2021. As of March 31, 2020, we had open expense related foreign exchange forward contracts with notional amounts totaling $12.7 that qualified for hedge accounting with contract maturities through September 2022.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes the total interest rate swap contracts executed as of March 31, 2020:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Type of Interest Rate Swap Contract	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	1,300.0	December 2019	December 2022	2.37% - 2.83%

The amount of gains and (losses) recognized in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,444.6	$(25.8)	$1,140.2	$(19.9)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$11.4	$—	$7.0	$—
Interest rate swap contracts	$—	$(4.6)	$—	$4.6
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
	March 31,
	2020	2019
Foreign Exchange Forward Contracts:
Gain (loss) recognized in AOCI, net of tax	$26.0	$14.2
Gain (loss) reclassified from AOCI to net product sales, net of tax	$8.8	$5.4
Interest Rate Swap Contracts:
Gain (loss) recognized in AOCI, net of tax	$(47.3)	$(14.2)
Gain (loss) reclassified from AOCI to interest expense, net of tax	$(3.6)	$3.6

Assuming no change in foreign exchange rates from market rates at March 31, 2020, $27.8 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at March 31, 2020, $42.1 of losses recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts were immaterial as of March 31, 2020.
We enter into foreign exchange forward contracts, with durations of up to 7 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of March 31, 2020, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,066.7.
We recognized a gain (loss) of $16.2 and $3.2, in other income and (expense) for the three months ended March 31, 2020 and 2019, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The following tables summarize the fair value of outstanding derivatives as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$29.1	Other current liabilities	$1.7
Foreign exchange forward contracts	Other assets	1.1	Other liabilities	0.8
Interest rate swap contracts	Prepaid expenses and other current assets	—	Other current liabilities	42.1
Interest rate swap contracts	Other assets	—	Other liabilities	75.8
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	24.1	Other current liabilities	12.4
Total fair value of derivative instruments		$54.3		$132.8

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.7	Other current liabilities	$6.2
Foreign exchange forward contracts	Other assets	0.6	Other liabilities	1.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	Other current liabilities	19.5
Interest rate swap contracts	Other assets	—	Other liabilities	41.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17.2	Other current liabilities	20.4
Total fair value of derivative instruments		$30.5		$89.1

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

	March 31, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$54.3	$—	$54.3	$(14.9)	$—	$39.4
Derivative liabilities	(132.8)	—	(132.8)	14.9	—	(117.9)

	December 31, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$30.5	$—	$30.5	$(21.4)	$—	$9.1
Derivative liabilities	(89.1)	—	(89.1)	21.4	—	(67.7)

10.	Other Investments
Other investments include strategic investments in equity securities of certain biotechnology companies which we acquired in connection with strategic business development transactions, including license and option agreements. These investments are included in other assets in our condensed consolidated balance sheets.
Moderna
During 2014, we purchased $37.5 of preferred stock of Moderna Therapeutics, Inc. (Moderna), a privately held biotechnology company, which was initially recorded at cost. We began recording the investment at fair value, with the effects of a holding period restriction estimated using an option pricing valuation model, upon Moderna's completion of its initial public offering (IPO) in 2018. During the first quarter 2019, we recognized an unrealized gain of $29.8 to adjust our investment in Moderna to fair value as of March 31, 2019. On December 9, 2019, we sold our investment in Moderna for $114.7 in net proceeds, resulting in a realized gain of $77.2 on our initial investment.
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2020 and 2019, we recognized an unrealized loss of $3.1 and an unrealized gain of $3.3, respectively, in investment income to adjust our equity investment in Dicerna to fair value.
The fair value of this investment was $15.3 and $18.4 as of March 31, 2020 and December 31, 2019, respectively.
Caelum
In January 2019, we purchased $41.0 of preferred stock of Caelum Biosciences (Caelum), a privately-held biotechnology company, and a $16.1 option to acquire the remaining equity in Caelum, based on Phase II data, in connection with an agreement that we entered into with Caelum. Following discussions with the FDA, Caelum changed the design of its clinical development program and initiated expanded Phase II/III trials during the first quarter of 2020. In December 2019, we amended the terms of the agreement with respect to the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. We accounted for the amendment as an exchange transaction as the terms of the modified option were determined to be substantially different than the terms of the original option. In conjunction with this amendment, we recognized a gain of $32.0 during the fourth quarter 2019 in other income and (expense), which reflects an increase in the fair value of the option, less $20.0 in incremental upfront funding which we accrued as of December 31, 2019 and paid during the first quarter 2020, and $4.1 associated with the change in the fair value of contingent payments which we also modified as part of the amendment. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Caelum and the option to acquire the remaining equity in Caelum do not have a readily determinable fair value, we only adjust the carrying value of the assets for impairment and any subsequent changes resulting from an observable price change in an orderly transaction for identical or similar equity securities of the same issuer.
There were no observable price changes associated with these assets during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, the carrying value of the investment and option, respectively, was $41.0 and $64.0. The investment and option were not impaired as of March 31, 2020.
Zealand
In March 2019, we purchased $13.8 of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2020 and 2019, we recognized an unrealized loss of $0.2 and unrealized gain of $0.7, respectively, in investment income to adjust our equity investment in Zealand to fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The fair value of this investment was $27.7 and $28.5 as of March 31, 2020 and December 31, 2019, respectively.
Eidos
In September 2019, we purchased $19.9 of Eidos Therapeutics, Inc. (Eidos) common stock, in connection with an agreement that we entered into with Eidos, a publicly-traded biopharmaceutical company and subsidiary of BridgeBio Pharma, Inc. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Eidos common stock has a readily determinable fair value, we are recording the investment at fair value, with the effects of a one year holding period restriction estimated using an option pricing valuation model. During the three months ended March 31, 2020, we recognized an unrealized loss of $3.7 in investment income to adjust our equity investment in Eidos to fair value.
The fair value of this investment was $24.1 and $27.8 as of March 31, 2020 and December 31, 2019, respectively.
Stealth
In October 2019, we purchased $9.6 of Stealth BioTherapeutics Corp. (Stealth) common stock, in connection with an agreement that we entered into with Stealth, a publicly traded clinical-stage biotechnology company. As our equity investment in Stealth common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2020, we recognized an unrealized loss of $2.8 in investment income to adjust our equity investment in Stealth to fair value.
The fair value of this investment was $1.6 and $4.4 as of March 31, 2020 and December 31, 2019, respectively.
Portola
In March 2020, we purchased of $14.5 of common stock of Portola Pharmaceuticals, Inc., a publicly traded commercial-stage biotechnology company. As our equity investment in the common stock has a readily determinable fair value, we are recording the investment at fair value. During the three months ended March 31, 2020, we recognized an unrealized gain of $0.6 in investment income to adjust our equity investment to fair value.
The fair value of this investment was $15.1 as of March 31, 2020.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

11.	Stockholders' Equity
Share Repurchases
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. On October 22, 2019, the Board of Directors approved an additional share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 1.3 and 0.1 shares of our common stock at a cost of $107.1 and $11.3 during the three months ended March 31, 2020 and 2019, respectively.
Subsequent to March 31, 2020, we repurchased 0.4 shares of common stock under our repurchase program at a cost of $35.0. As of May 4, 2020, there is a total of $893.3 remaining for repurchases under the repurchase program.

12.	Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables summarize the changes in AOCI, by component, for the three months ended March 31, 2020 and 2019:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$(9.2)	$(0.1)	$(40.1)	$(17.4)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	(0.2)	(21.3)	(8.0)	(29.5)
Amounts reclassified from other comprehensive income	—	—	(5.2)	—	(5.2)
Net other comprehensive income (loss)	—	(0.2)	(26.5)	(8.0)	(34.7)
Balances, March 31, 2020	$(9.2)	$(0.3)	$(66.6)	$(25.4)	$(101.5)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$(2.6)	$(0.3)	$9.6	$(16.4)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	—	(2.0)	(1.8)
Amounts reclassified from other comprehensive income	—	—	(9.0)	—	(9.0)
Net other comprehensive income (loss)	—	0.2	(9.0)	(2.0)	(10.8)
Balances, March 31, 2019	$(2.6)	$(0.1)	$0.6	$(18.4)	$(20.5)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three months ended March 31, 2020 and 2019:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended March 31,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2020	2019
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$11.4	$7.0	Net product sales
Interest rate swap contracts	(4.6)	4.6	Interest expense
	6.8	11.6
	(1.6)	(2.6)	Income tax (benefit) expense
	$5.2	$9.0

13.	Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at March 31, 2020
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$679.4	$—	$679.4	$—
Cash equivalents	Commercial paper	$119.1	$—	$119.1	$—
Cash equivalents	Other government-related obligations	$60.0	$—	$60.0	$—
Marketable securities	Mutual funds	$22.7	$22.7	$—	$—
Marketable securities	Commercial paper	$15.1	$—	$15.1	$—
Marketable securities	Corporate bonds	$3.5	$—	$3.5	$—
Marketable securities	Bank certificates of deposit	$6.5	$—	$6.5	$—
Other assets	Equity securities	$83.8	$59.7	$24.1	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$53.2	$—	$53.2	$—
Other assets	Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Other current liabilities	Foreign exchange forward contracts	$14.1	$—	$14.1	$—
Other liabilities	Foreign exchange forward contracts	$0.8	$—	$0.8	$—
Other current liabilities	Interest rate contracts	$42.1	$—	$42.1	$—
Other liabilities	Interest rate contracts	$75.8	$—	$75.8	$—
Contingent consideration	Acquisition-related contingent consideration	$358.9	$—	$—	$358.9
Other current liabilities	Other contingent payments	$26.3	$—	$—	$26.3

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

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2020.
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
Contingent consideration liabilities related to business acquisitions and derivative liabilities associated with other contingent payments are classified as Level 3 within the valuation hierarchy and are valued based on various estimates, including probability of success, discount rates and amount of time until the conditions of the milestone payments are anticipated to be met.
As of March 31, 2020, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
Acquisition-Related Contingent Consideration
In connection with our business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of March 31, 2020, the resulting probability-weighted cash flows were discounted using a cost of debt ranging from 1.6% to 1.8% for developmental and regulatory milestones and a weighted average cost of capital of 9.0% for sales-based milestones. As of December 31, 2019, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 9.0% for sales-based milestones.
Each reporting period, we adjust the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time.
As of March 31, 2020, estimated future contingent milestone payments related to our business combinations range from zero if no milestone events are achieved, to a maximum of $908.3 if all development, regulatory and sales-based milestones are reached.
As of March 31, 2020, the fair value of acquisition-related contingent consideration was $358.9. Amounts issued during the period represent the fair value of the non-tradeable CVRs recorded in connection with the acquisition of Achillion. See Note 3, Acquisitions. The following table represents a roll-forward of our acquisition-related contingent consideration:

March 31, 2020
Balance at beginning of period	$192.4
Amounts issued	160.7
Changes in fair value	5.8
Balance at end of period	$358.9
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
In December 2019, following FDA feedback which resulted in the redesign and expansion of Caelum's planned clinical development program for CAEL-101, we amended the terms of our existing option agreement with Caelum. The amendment modified the terms of the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

interest at fair value upon achievement of a specific development-related milestone event. Following the amendment, the $30.0 in contingent payments continues to meet the definition of a derivative liability.
Each reporting period, we adjust the derivative liability associated with the contingent payments to fair value with changes in fair value recognized in other income and expense. Changes in fair values reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of the liability related to the passage of time. As of March 31, 2020, the fair value of our contingent payments was $26.3, based on the probability-weighted cash flows, discounted using a cost of debt of 2.1%. We recorded $2.3 in other income and (expense) during the three months ended March 31, 2020 related to the change in the fair value of the liability. The change in fair value was immaterial for the three months ended March 31, 2019.
In April 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones.

14.	Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended March 31,
	2020	2019
SOLIRIS
United States	$556.2	$463.7
Europe	263.5	264.5
Asia Pacific	87.1	100.9
Rest of World	116.1	132.9
Total	$1,022.9	$962.0

ULTOMIRIS
United States	$131.5	$24.6
Europe	33.8	—
Asia Pacific	57.1	—
Rest of World	0.4	—
Total	$222.8	$24.6

STRENSIQ
United States	$128.1	$99.5
Europe	24.0	17.5
Asia Pacific	13.6	9.9
Rest of World	6.5	3.2
Total	$172.2	$130.1

KANUMA
United States	$16.4	$13.8
Europe	7.5	6.3
Asia Pacific	0.9	0.8
Rest of World	1.9	2.6
Total	$26.7	$23.5

Total Net Product Sales	$1,444.6	$1,140.2

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
The following table provides information about receivables and contract liabilities from our contracts with customers.

	March 31, 2020	December 31, 2019
Receivables, which are included in "Trade accounts receivable, net"	$1,345.2	$1,243.2
Contract liabilities, which are included in "Other current liabilities"	$22.9	$6.8

15.	Income Taxes
Coronavirus Aid, Relief and Economic Security Act
In response to the market volatility and instability resulting from the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Under the 2017 Tax Act, federal net operating losses (NOLs) generated after 2017 could not be carried back and utilization was limited to 80% of taxable income. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020. In addition, the CARES Act generally allows taxpayers to deduct interest up to 50% of adjusted taxable income (30% limit under the 2017 Tax Act) for tax years 2019 and 2020. The CARES Act also allows taxpayers with prior year alternative minimum tax (repealed by the 2017 Tax Act) (AMT) credits to accelerate refund claims to tax years beginning in 2018 and 2019 instead of recovering the credits over a period of years, as originally enacted by the 2017 Tax Act.
Additionally, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and provides a technical correction to the 2017 Tax Act to generally provide qualified improvement property a 15-year cost-recovery period and allow 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our U.S. federal and state net deferred tax liabilities as of March 31, 2020.
Tax Rate
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019
Income tax expense (benefit)	$106.0	$(46.1)
Effective income tax rate	16.0%	(8.5)%

Income tax expense (benefit) is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in the prior year is primarily attributable to the one-time tax benefits recorded during the three months ended March 31, 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure. The deferred tax benefits included $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the three months ended March 31, 2019 by approximately 23.3%.
In April 2020 we became aware of a European withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and, upon conclusion of our analysis, we may establish a reserve related to this matter during the second quarter of 2020. An estimate of the impact on the financial statements cannot be made at this time.

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
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise the option to acquire the remaining equity in Caelum. These contingent payments meet the definition of a derivative liability and were initially recorded at fair value of $27.1. We allocated the total consideration of $57.1, inclusive of the fair value of the contingent payments, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets. Following discussions with the FDA, Caelum changed the design of its clinical development program and initiated expanded Phase II/III trials during the first quarter 2020. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments. In April 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of March 31, 2020, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

In April 2019, we entered into an agreement with Affibody AB (Affibody), through which Alexion obtained an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the FcRn. Under the terms of the agreement, we made an upfront payment of $25.0 for the exclusive license to ABY-039. Due to the early stage of the asset we licensed, we recorded the upfront license payment as research and development expense during the second quarter 2019. In February 2020, based on data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase III study in the U.S. and Europe for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. The market value of the equity investment was $19.9 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $30.1 as research and development expense during the third quarter 2019. As of March 31, 2020, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. The market value of the equity investment was $10.3 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the assets we are licensing, we recorded the upfront license payment of $26.7 as research and development expense during the fourth quarter 2018. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0, which we recorded as research and development expense in the fourth quarter 2019. As of March 31, 2020, we could be required to pay up to $614.1 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Due to the early stage of the assets we are licensing, we recorded expense for the upfront payment of $40.0 during the fourth quarter 2017. In addition, as of March 31, 2020, we could be required to pay up to $160.0 for each target developed, subject to achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, Inc., a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones.
In addition, excluding accrued milestones, as of March 31, 2020, we have other license agreements under which we may be required to pay up to an additional $42.5 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
Asset Sale and Out-License Arrangements
In connection with prior asset sale and out-license arrangements, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. The amount of contingent consideration related to these agreements is fully constrained and therefore has not been recognized as of March 31, 2020.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,053.2. This amount includes $97.7 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF facility) prior to the sale of the facility and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to our commitments with Lonza, as of March 31, 2020 we have non-cancellable commitments of approximately $64.6 through 2020 with other third party manufacturers.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, we received a request from the Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA. The SEC and DOJ also seek information related to Alexion’s recalls of specific lots of SOLIRIS and related securities disclosures. Alexion has been cooperating with these investigations.
The investigations have focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws.
DOJ recently informed us that it has closed its inquiry into these matters.
As previously disclosed, we have been engaged in discussions with the SEC to resolve this investigation. Following March 31, 2020, we reached an agreement in principle with the SEC Enforcement Division staff to settle the claims relating to the SEC investigation, pursuant to which we would pay an aggregate amount less than $25 million to resolve the investigation. As a result, we have accrued a liability in such amount in our financial statements for the quarter ended March 31, 2020.
While we have reached an agreement in principle with the SEC, there can be no assurance that a definitive agreement reflecting the terms of the agreement in principle will be agreed to or finalized. If no such definitive agreement is reached, or if the terms of any definitive agreement are different than the agreement in principle, it is possible that a loss related to these matters may be incurred and such amount may be greater than the amounts contemplated by the agreement in principle. In addition, if we fail to reach a definitive agreement and the SEC continues its investigation, the SEC may pursue litigation to determine whether our operations or activities are not or were not in compliance with existing laws or regulations and such action could result in the imposition of fines, civil penalties, equitable remedies, including

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations.
Alexion is committed to strengthening its compliance program and is currently enhancing and continuing to implement a comprehensive company-wide transformation plan that is designed to enhance our business processes, structures, controls, training, talent, and systems across Alexion’s global operations.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced SOLIRIS in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of SOLIRIS to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues for the period between 2009 and 2017 was not determined to be a material amount and was paid in 2018. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. On May 23, 2019, the Federal Court of Canada dismissed Alexion's application for judicial review and, as a consequence, affirmed the decision of the PMPRB that we had

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

excessively priced SOLIRIS. On June 21, 2019, Alexion filed a notice of appeal of the Federal Court of Canada's ruling and on October 17, 2019, Alexion filed a memorandum of fact and law in support of the appeal. On December 3, 2019, the Attorney General of Canada filed its memorandum of fact and law in support of the Federal Court of Canada's dismissal of Alexion's appeal of the PMPRB's decision. On December 19, 2019, intervenor, the Minister of Health for the Province of British Columbia, filed a separate memorandum of fact and law in support of the Federal Court of Canada's decision. Pursuant to an order made by the Federal Court of Canada, as of May 6, 2020, we have placed approximately $45.4 in escrow to secure our obligations pending the final resolution of all appeals in this matter. This amount reflects the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive for sales of SOLIRIS in Canada for the period beginning September 2017 through March 31, 2020. In addition, on a quarterly basis until the appeals process has concluded, Alexion will be required to place amounts into escrow for each vial of SOLIRIS sold in the applicable quarter equal to the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive. Our revenues in Canada have been reduced by $31.4 cumulatively to date, which is our current best estimate of our liability through March 31, 2020 if we lose the appeal of this matter (the amount of our ultimate liability, however, may be greater than this estimate when the appeal process for this matter is concluded).
Chugai Pharmaceutical Co., Ltd. has filed three lawsuits against Alexion.  The first was filed in November 2018 in the United States District Court for the District of Delaware against Alexion Pharmaceuticals, Inc. alleging that ULTOMIRIS infringes one U.S. patent held by Chugai Pharmaceutical Co., Ltd.  Upon issuance of a new U.S. patent on November 12, 2019, Chugai filed a second lawsuit in the United States alleging that ULTOMIRIS infringes the new patent. The parties have agreed to consolidate the November 2018 and November 2019 lawsuits. Chugai filed a third lawsuit in December 2018 in the Tokyo District Court against Alexion Pharma GK (a wholly-owned subsidiary of Alexion) in Japan and alleges that ULTOMIRIS infringes two Japanese patents held by Chugai Pharmaceutical Co., Ltd.  Chugai’s complaints seek unspecified damages and certain injunctive relief. On March 5, 2020, the Supreme Court of Japan conclusively affirmed an earlier IP High Court of Japan decision which held that one of the Chugai patents-in-suit is invalid. Subsequently Chugai filed a correction to the claims of this patents-in-suit and Alexion has countered that the corrected claims are still invalid and not infringed. In all cases, Alexion has denied the charges and countered that the patents are neither valid nor infringed. A trial date for the U.S. case has been set for July 2021. The case is still at the briefing stage in Japan.  Given the early stages of these litigations, an estimate of the possible loss or range of loss cannot be made at this time.
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
In connection with an ongoing matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts (the “Tax Assessment”) to two Alexion subsidiaries (the "Brazil Subsidiaries"), as well as to two additional entities, a logistics provider utilized by Alexion and a distributor. The Tax Assessment focuses on the importation of SOLIRIS vials pursuant to Alexion’s free drug supply to patients program (referred to as Global Access to Medicines, or GATM) in Brazil. In September 2019, the Brazil Subsidiaries filed defenses to the Tax Assessment disputing the basis for liability under the Tax Assessment based on, among others, the following: in connection with the operation of GATM, during the period from September 2014 to June 2019: (i) the importers responsible for the importation of the GATM SOLIRIS vials into Brazil were correctly identified and (ii) the correct customs value was utilized for the purpose of importing the GATM SOLIRIS vials provided to the patients free of charge. The defenses filed by Alexion are pending judgment at the first level of administrative appeals within the Brazilian federal administrative proceeding system. There are three separate levels of administrative appeals within the Brazilian federal administrative proceeding system and, if the outcome of these administrative appeals is unfavorable, the final decision of the federal administrative proceeding system can be disputed to the federal court systems in Brazil (at this time, Alexion intends to appeal the Tax Assessment if it is not overturned in the course of administrative appeals). Given the early stage of these proceedings, Alexion is unable to predict the duration, scope or outcome of this matter, but we expect that a final resolution will take three years or more. While it is possible that a loss related to the Tax Assessment may be incurred, given its ongoing nature, we cannot reasonably estimate the potential magnitude of any such possible loss or range of loss, or the cost of the ongoing administrative appeals (and potential appeals to the federal court system) of the Tax Assessment. Any determination that any aspects of the importation of free of charge medications into Brazil as set forth in the Tax Assessment are not or were not in compliance with existing laws or regulations could result in the imposition of fines,

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

civil penalties and, potentially criminal penalties, and/or other sanctions against us and could have an adverse impact on our Brazilian operations.

17.	Subsequent Events
On May 5, 2020, Alexion entered into a definitive merger agreement to acquire Portola Pharmaceuticals, Inc. (Portola), a commercial-stage biopharmaceutical company focused on life-threatening blood-related disorders. Portola’s commercialized medicine, Andexxa®, marketed as Ondexxya® in Europe, is the first and only approved Factor Xa inhibitor reversal agent, and has demonstrated transformative clinical value by rapidly reversing the anticoagulant effects of Factor Xa inhibitors rivaroxaban and apixaban in severe and uncontrolled bleeding. Under the terms of the merger agreement, a subsidiary of Alexion will commence a tender offer to acquire all of the outstanding shares of Portola’s common stock at a price of $18.00 per share in cash, or approximately $1,380.0, excluding shares of Portola stock currently held by Alexion, with the final aggregate purchase price to be determined upon closing. The tender offer is subject to customary conditions, including the tender of a majority of the outstanding shares of Portola common stock, the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act and receipt of certain other regulatory approvals. Following successful completion of the tender offer, Alexion will acquire all remaining shares not tendered in the offer at the same price of $18.00 per share through a merger. The transaction is expected to close in the third quarter of 2020. Alexion will fund the transaction with cash on hand.

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

•	potential benefits offered by product candidates, including improved dosing intervals and potential to improve treatment in a number of IgG-mediated and neurological diseases;

•	the medical and commercial potential of additional indications for our products;

•	the expected timing for the completion and/or regulatory approval of our facilities and facilities of our third-party manufacturers;

•	future expansion of our commercial organization and transition to third parties in certain jurisdictions to perform sales, marketing and distribution functions;

•	future governmental and regulatory decisions regarding pricing (and discounts) and the adoption, implementation and interpretation of healthcare laws and regulations (and the impact on our business);

•	plans, prospects and expected timing for future regulatory approval of products and product candidates;

•	competitors, potential competitors and future competitive products (including biosimilars);

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

•	plans to grow our product pipeline (and diversify our business, including through acquisitions) and anticipated benefits to the Company;

•	future objective to expand business and sales;

•	future plans to retain earnings and not pay dividends;

•	expected decisions to appeal certain litigation and intellectual property decisions;

•	expectations to realize the carrying value of product inventory;

•	impact of accounting standards;

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

•	the sources of expected increases in cash flow from operations, if any;

•	anticipated impact of interest rate changes on financial statements;

•	anticipated future milestone, contingent and royalty payments and lease payments (and, in each case, expected impact on liquidity);

•	anticipated impact of the COVID-19 pandemic on our business;

•	timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits;

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

•
our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, anticipated regulatory approval of acquisitions and anticipated closing of acquisitions;

•	periods of patent, regulatory and market exclusivity for our products;

•	the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property; and

•	estimates of the capacity of manufacturing and other service facilities to support our business operations, products and product candidates.
Such risks and uncertainties include, but are not limited to, the impact of the COVID-19 pandemic on our business (including our financial results and clinical trials), increased competition, actions by regulatory agencies, product candidates not receiving regulatory approvals, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations and assessments, including our Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) investigations, the securities class action litigation filed in December 2016, the investigation of our Brazilian operations by Brazilian authorities, the tax assessment by the Brazilian Federal Revenue Service, risks related to the short and long-term effects of other government healthcare measures, intellectual property lawsuits and the institution of Inter Partes Reviews, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Alexion is a global biopharmaceutical company focused on serving patients and families affected by rare and devastating diseases through the discovery, development and commercialization of life-changing therapies.
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
Recent Developments
In 2019, Alexion entered into an agreement with Affibody AB to co-develop ABY-039 for rare Immunoglobulin G (IgG)-mediated autoimmune diseases. In February 2020, based on preliminary data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody.
In May 2020, the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion, recommending marketing authorization in Europe for ULTOMIRIS for the treatment of patients with a body weight of 10 kg or above with aHUS who are complement inhibitor treatment- naïve or have received SOLIRIS for at least 3 months and have evidence of response to eculizumab. The European Commission will review the CHMP recommendation and typically delivers its final decision in approximately two months.
On May 5, 2020, Alexion entered into a definitive merger agreement to acquire Portola Pharmaceuticals, Inc. (Portola), a commercial-stage biopharmaceutical company focused on life-threatening blood-related disorders. Portola’s commercialized medicine, Andexxa®, marketed as Ondexxya® in Europe, is the first and only approved Factor Xa inhibitor reversal agent, and has demonstrated transformative clinical value by rapidly reversing the anticoagulant effects of Factor Xa inhibitors rivaroxaban and apixaban in severe and uncontrolled bleeding. Under the terms of the merger agreement, a subsidiary of Alexion will commence a tender offer to acquire all of the outstanding shares of Portola’s common stock at a price of $18.00 per share in cash, or approximately $1,380.0, excluding shares of Portola stock currently held by Alexion, with the final aggregate purchase price to be determined upon closing. The tender offer is subject to customary conditions, including the tender of a majority of the outstanding shares of Portola common stock, the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act and receipt of certain other regulatory approvals. Following successful completion of the tender offer, Alexion will acquire all remaining shares not tendered in the offer at the same price of $18.00 per share through a merger. The transaction is expected to close in the third quarter of 2020. Alexion will fund the transaction with cash on hand.
COVID-19 Pandemic
During the first quarter of 2020, the World Health Organization (WHO) declared the COVID-19 public health crisis a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities worldwide have recommended or imposed various social distancing, quarantine and isolation measures on large portions of the population. While the COVID-19 pandemic did not have a significant impact on our first quarter results of operations, the impact of COVID-19 on Alexion is evolving rapidly and its future effects are difficult to predict with meaningful precision as the impact will depend on many factors beyond the Company’s control and knowledge. As the pandemic continues, we are taking steps that are designed to respond proactively to evolving events and planning for COVID-19 uncertainties. We remain focused on continuing to serve patients, protecting the health and safety of our employees and the communities in which we live and work and supporting our patients in clinical trials.
In early March 2020, we activated a task force designed to assess, mitigate and manage the risks related to COVID-19 to avoid or minimize business disruption, including safeguarding of our facilities, and to ensure the safety and sense of security for our staff. Beginning early March 2020, Alexion sites have been closed to non-essential employees and the Company has suspended all travel indefinitely.
We are focused on protecting patient and customer safety as well as providing an uninterrupted supply of medicines for patients around the world. We have taken proactive measures that are designed to mitigate the risk of potential supply interruptions, and we strive to maintain sufficient inventory levels to continue serving current and new patients receiving our medicines for approved indications as well as those participating in ongoing clinical trials.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Additionally, we expect fewer patient/doctor interactions, fewer visits between our representatives and health care providers and the potential inability of our patients to access hospitals or infusion centers (voluntarily or involuntarily), which may result in a reduction in future sales. However, we are proactively engaging with healthcare professionals virtually and through enhanced digital channels to mitigate this risk.
We have preclinical studies and clinical testing ongoing across the globe. We have a business continuity plan for our preclinical and clinical trials, including a pandemic response plan. An increasing number of clinical trial sites are restricting site visits and imposing restrictions on the initiation of new trials and patient visits to protect both site staff and patients from possible COVID-19 exposure. Given the safety concerns around COVID-19 and the associated risk to maintaining normal clinical trial operations, we are making decisions study-by-study and country-by-country to minimize the risk to the patients and facilities and we anticipate there may be an impact on the timing of trials that are under active enrollment. We are actively implementing remote and local procedures per recent guidance of the U.S. Food and Drug Administration (FDA).
In April 2020, Alexion announced plans to initiate a global Phase III study to investigate ULTOMIRIS® (ravulizumab-cwvz) in a subset of adults with COVID-19 who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS). The study is expected to enroll approximately 270 patients across countries with high numbers of diagnosed cases, beginning in May, and will evaluate the impact of ULTOMIRIS on survival, duration of mechanical ventilation, and duration of hospital stay compared to best supportive care. This follows the FDA's rapid review and acceptance of Alexion’s investigational new drug (IND) application for ULTOMIRIS for severe COVID-19. In recognition of the urgent needs of some patients and in order to streamline the emergency access process, Alexion has opened emergency Expanded Access Programs (EAP) in the U.S. and France for SOLIRIS in severe COVID-19 pneumonia.
The extent to which the COVID-19 pandemic impacts our business, including our commercial results and clinical trials, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the virus, the duration of the outbreak, governmental regulations and restrictions, travel restrictions and actions to contain the outbreak or treat its impact. We continue to be responsive to the ever-changing situation while remaining true to our core values.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Relapsing Neuromyelitis Optica Spectrum Disorder (NMOSD)
Relapsing NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and the spinal cord. Each relapse of the disorder results in a stepwise accumulation of disability, including blindness and paralysis, and sometimes premature death. Complement activation due to anti-AQP4 antibodies is one of the primary underlying causes of the destruction of vital cells in the central nervous system in patients with NMOSD.

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

Amyotrophic Lateral Sclerosis (ALS)
ALS is a pathophysiologically diverse, progressive neurodegenerative disease of the CNS characterized by the loss of upper (brain) and lower (spinal cord) motor neurons. Ongoing loss of motor neurons and muscle strength leads to loss of independence, paralysis and death, typically due to respiratory insufficiency.

C3 Glomerulopathy (C3G)
C3 glomerulopathy (C3G) is a rare, chronic disease affecting the kidneys in which the alternative pathway of the complement system is dysregulated due to genetic mutations or autoantibodies affecting the regulation of the alternative pathway. This lack of regulation results in the alternative pathway overactivation and the excessive deposition of C3 protein fragments in the glomeruli, a key filtration component of the kidney, often leading to serious kidney damage.

COVID-19
Coronaviruses are a family of viruses that can cause illnesses such as the common cold, severe acute respiratory syndrome (SARS) and Middle East respiratory syndrome (MERS). In 2019, a new coronavirus was identified as the cause of a disease outbreak that likely originated in China. The virus is now known as the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and the disease it causes is called coronavirus disease 2019 (COVID-19). In March 2020, the World Health Organization (WHO) declared the COVID-19 outbreak a pandemic. Signs and symptoms of COVID-19 may appear two to 14 days after exposure and can include fever, cough, shortness of breath or difficulty breathing. The severity of COVID-19 symptoms can range from very mild to very severe. Some people may have no symptoms at all and spread the infection inadvertently. People who are older or who have pre-existing diagnosed or undiagnosed medical conditions, such as heart disease, lung disease and/or diabetes, or who have a compromised or overreacting immune system may be at higher risk of serious illness or complications and may require assisted ventilation as well as urgent critical care.

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
ULTOMIRIS was approved as a new treatment option for adult patients with PNH by Japan's Ministry of Health, Labour and Welfare (MHLW) in June 2019. ULTOMIRIS was approved by the European Commission (EC) in July 2019 as a treatment for adult patients with

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

PNH with hemolysis with clinical symptoms indicative of high disease activity, and also for adult patients who are clinically stable after having been treated with SOLIRIS for at least the past six months.
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
SOLIRIS is approved for the treatment of PNH and aHUS in pediatric and adult patients in the U.S., Europe, Japan and in several other countries. Alexion is sponsoring multinational registries to gather information regarding the natural history of patients with PNH and aHUS and the longer-term outcomes during SOLIRIS treatment.
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
STRENSIQ (asfotase alfa)

STRENSIQ, a targeted enzyme replacement therapy, is the first and only approved therapy for patients with HPP and is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. STRENSIQ is approved in the U.S. for patients with perinatal-, infantile- and juvenile-onset HPP, Europe for the treatment of patients with pediatric-onset HPP, and Japan for the treatment of patients with HPP. Alexion is sponsoring a multinational registry to gather information regarding the natural history of patients with HPP and the longer-term outcomes during STRENSIQ treatment.
KANUMA (sebelipase alfa)
KANUMA, a recombinant form of the human LAL enzyme, is the only enzyme-replacement therapy that is approved for the treatment for patients with LAL-D. KANUMA is approved in the U.S. for the treatment of patients with LAL-D, Europe for long-term enzyme replacement therapy in patients with LAL-D, and Japan for the treatment of patients with LAL-D. Alexion is sponsoring a multinational registry to gather information regarding the natural history of patients with LAL-D and the longer-term outcomes during KANUMA treatment.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Mechanism of Action	Development Area	Indication	Phase I	Phase II	Phase III	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Intravenous)	Anti-C5	Neurology	gMG/NMOSD/ALS			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Anti-C5	Hematology/Nephrology	PNH/aHUS			●

ALXN1720 (Subcutaneous)	Anti-C5	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1830 (SYNT001) (Subcutaneous)	Anti-FcRN	FcRN	WAIHA		●

ALXN1840 (WTX101)	High-affinity, specific Cu binder	Metabolic Disorders	Wilson disease			●

ALXN2040 (ACH-4771)	Factor D Inhibitor	Hematology/Nephrology	PNH/C3G		●

ALXN2050 (ACH-5228)	Factor D Inhibitor	Hematology/Nephrology	PNH		●
In addition to our ongoing development programs, Alexion holds a minority interest and option to acquire Caelum Biosciences (Caelum), a biotechnology company that is developing CAEL-101 for light chain (AL) amyloidosis.  CAEL-101 is a first-in-class chimeric monoclonal antibody (mAb) designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. A Phase 1a/1b study for CAEL-101 has been completed. Following discussions with the FDA, expanded Phase II/III trials for CAEL-101 commenced during the first quarter 2020.
ULTOMIRIS (ALXN1210/ravulizumab-cwvz)
ULTOMIRIS is an innovative, long-acting C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. In clinical studies, ALXN1210 demonstrated rapid, complete, and sustained reduction of free C5 levels.
Intravenous (IV)
In January 2019, Alexion announced that the Phase III, global, single arm, multicenter study evaluating the safety and efficacy of ALXN1210 administered by IV infusion every 8 weeks to adult patients with aHUS who had never been treated with a complement inhibitor (inhibitor-naïve patients) met its primary objective. In the study's initial 26-week treatment period, 53.6 percent of patients demonstrated complete TMA response. A second Phase III, single arm, multicenter study to evaluate the safety, efficacy, pharmacokinetics (PK), and pharmaco-dynamics (PD) of ALXN1210 administered by IV infusion every 8 weeks in inhibitor-naïve pediatric patients (including adolescents) with aHUS is ongoing.
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
In March 2019, Alexion initiated a Phase III double-blind, placebo-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 in adult patients for the treatment of gMG. Additionally, in December 2019, Alexion initiated a Phase III, single arm, open-label, multicenter study to evaluate the safety and efficacy of ALXN1210 in adult patients with NMOSD.
In March 2020, Alexion initiated a Phase III, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of ALXN1210 in patients with Amyotrophic Lateral Sclerosis (ALS).
In addition to aHUS, NMOSD, gMG, and ALS, Alexion plans to initiate: (i) a Phase III study of ALXN1210 in adult and pediatric hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA);

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

and (ii) a proof of concept study in several renal diseases (renal basket study).
In April 2020, following the FDA's acceptance of Alexion's IND application, Alexion announced plans to initiate a Phase III open-label, randomized, controlled clinical trial of ULTOMIRIS in adults with COVID-19 who are hospitalized with severe pneumonia or ARDS. The trial, planned to begin in May, will investigate the role of terminal complement inhibition in managing the severe pneumonia associated with the virus.
Subcutaneous (SC) Delivery
In March 2019, Alexion initiated a single, PK-based Phase III study of ALXN1210 delivered subcutaneously once per week to PNH patients to support regulatory approval submissions in both PNH and aHUS. Enrollment for the Phase III study was completed in February 2020.
ALXN1810 Subcutaneous (SC) Delivery
ALXN1810 combines ravulizumab-cwvz with recombinant human hyaluronidase enzyme (rHuPH20) licensed from Halozyme Therapeutics, Inc. to potentially further extend the dosing interval for ALXN1210 SC from once per week to once every two weeks or more. Alexion completed a SC healthy volunteer study with ALXN1810 in December 2018 and we are determining next steps with this combination therapy.
ALXN1720 Subcutaneous (SC) Delivery
ALXN1720 is a novel humanized bi-specific minibody antibody that binds selectively and with high affinity to C5. ALXN1720 is designed for subcutaneous administration as a concentrated formulation for the treatment of disease states involving dysregulated terminal complement activity. In September 2019, Alexion initiated a Phase I healthy volunteer study of ALXN1720 to assess safety and tolerability.
ALXN1840 (WTX101)
ALXN1840 (WTX101), an innovative product candidate that addresses the underlying cause of Wilson disease, is a first-in-class oral copper-binding agent with a unique mechanism of action and ability to access and bind copper from serum and promote its removal from the liver.
In February 2020, Alexion completed enrollment in a Phase III study of ALXN 1840 for the treatment of Wilson disease. In addition, ALXN1840 has received Fast Track designation in the U.S.
Alexion plans to initiate a Phase II study for ALXN1840 in Primary Biliary Cholangitis (PBC). PBC is a chronic liver disease resulting from progressive destruction of the bile ducts in the liver.
ALXN1830 (SYNT001)
ALXN1830 (SYNT001) is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion re-initiated a Phase II trial in WAIHA in early 2020. In addition, Alexion initiated a Phase I study of a SC formulation of ALXN1830 in healthy volunteers in December 2019. These trials have been placed on hold due to the COVID-19 pandemic. The Phase II trial in WAIHA is expected to begin patient dosing in 2021. A Phase II trial in gMG with the SC formulation is planned for an early 2021 start.
ALXN2040 (danicopan/ACH-4771)
ALXN2040 is an oral Factor D inhibitor designed to treat rare diseases associated with the complement alternative pathway. ALXN2040 for PNH has received orphan drug and breakthrough therapy designation by the FDA and both orphan and PRIME designation by EMA. ALXN2040 is in Phase II development for C3 glomerulopathy (C3G) and a Phase III trial is planned as an add-on therapy for PNH patients with extravascular hemolysis (EVH). ALXN2040 was added to our pipeline portfolio as a result of the acquisition of Achillion.
ALXN2050 (ACH-5228)
ALXN2050 is an oral Factor D inhibitor designed to treat rare diseases associated with the complement alternative pathway. ALXN2050 is in Phase II trials as a potential treatment for PNH and is being evaluated for development in other alternative pathway-meditated rare diseases. ALXN2050 was added to our pipeline portfolio as a result of the acquisition of Achillion.
AG10
In September 2019, we entered into an agreement with Eidos Therapeutics, Inc. (Eidos), through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan for transthyretin amyloidosis (ATTR). AG10 is an orally administered small molecule in development designed to target the root cause of ATTR by stabilizing transthyretin (TTR) in the blood. Eidos is currently evaluating AG10 in a Phase III study in the United States and Europe for ATTR cardiomyopathy and initiated a Phase III study in ATTR polyneuropathy in the first quarter of 2020. Alexion plans to expand the AG10 program into Japan through the initiation of a clinical trial for which data would serve as the basis for seeking regulatory approval to commercialize AG10 in Japan.
ABY-039
In 2019, Alexion entered into an agreement with Affibody AB (Affibody), through which Alexion obtained an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the FcRn. Pursuant to the agreement, Alexion was leading the clinical development and commercial activities for ABY-039 in rare IgG-mediated autoimmune diseases. In February 2020,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

based on data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody.
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
We have various agreements with Lonza through 2030, with remaining total non-cancellable commitments of approximately $1,053.2. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement, we pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) prior to the sale of the facility in 2018. We also pay Lonza a royalty on the sales of ULTOMIRIS and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. Lonza is in the process of qualifying a new manufacturing facility in New Hampshire that would manufacture STRENSIQ (and commitments entered into under this arrangement are included in the non-cancellable commitments amount noted in the first sentence of this paragraph).
In addition, we have non-cancellable commitments of approximately $64.6 through 2020 with other third-party manufacturers.
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
While we continue to actively engage with regulators, the timing of regulatory approval for each of these facilities may be delayed as a result of the COVID-19 pandemic.

Critical Accounting Policies and Estimates
The significant accounting policies and basis of preparation of our consolidated financial statements are described in Note 1, Business Overview and Summary of Significant Accounting Policies of the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2019. Under accounting principles generally accepted in the U.S., we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent assets and liabilities in our financial statements. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results could differ materially from those estimates.
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
For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Form 10-K for the year ended December 31, 2019.
New Accounting Pronouncements
For information on new accounting pronouncements adopted in the current period and recently issued standards, see Note 2, Basis of Presentation and Principles, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended
	March 31,		%
	2020	2019	Change
SOLIRIS
United States	$556.2	$463.7	19.9%
Europe	263.5	264.5	(0.4)%
Asia Pacific	87.1	100.9	(13.7)%
Rest of World	116.1	132.9	(12.6)%
Total	$1,022.9	$962.0	6.3%

ULTOMIRIS
United States	$131.5	$24.6	434.6%
Europe	33.8	—	**
Asia Pacific	57.1	—	**
Rest of World	0.4	—	**
Total	$222.8	$24.6	805.7%

STRENSIQ
United States	$128.1	$99.5	28.7%
Europe	24.0	17.5	37.1%
Asia Pacific	13.6	9.9	37.4%
Rest of World	6.5	3.2	103.1%
Total	$172.2	$130.1	32.4%

KANUMA
United States	$16.4	$13.8	18.8%
Europe	7.5	6.3	19.0%
Asia Pacific	0.9	0.8	12.5%
Rest of World	1.9	2.6	(26.9)%
Total	$26.7	$23.5	13.6%

Total Net Product Sales	$1,444.6	$1,140.2	26.7%

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

The increase in net product sales for the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in unit volumes. This increase in unit volumes was primarily due to increased global demand for SOLIRIS therapy, with sales to patients with gMG and NMOSD being the largest drivers. As a result of continued patient conversion, PNH and aHUS ULTOMIRIS unit volumes also increased due to an increase in PNH and aHUS patients on ULTOMIRIS therapy, inclusive of the loading dose impact required in a patient's first year on therapy. Partially offsetting this increase was the continued conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS, resulting in a decrease in SOLIRIS PNH and aHUS revenues for the three months ended March 31, 2020 as compared to the same period in 2019. Additional unit volume increases were due to increased

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

demand of STRENSIQ and KANUMA during 2020 as a result of our continuing efforts to identify and reach more patients with HPP and LAL-D globally.
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
In response to the COVID-19 pandemic, we have taken proactive measures that are designed to mitigate the risk of potential supply interruptions, and we strive to maintain sufficient inventory levels to continue serving current and new patients receiving our medicines for approved indications. Additionally, we expect fewer patient/doctor interactions, fewer visits between our representatives and health care providers and the potential inability of our patients to access hospitals or infusion centers (voluntarily or involuntarily) which may result in a reduction in future sales. However, we are proactively engaging with healthcare professionals virtually and through enhanced digital channels to mitigate this risk.
Cost of Sales (exclusive of amortization of purchased intangible assets)
Cost of sales includes manufacturing costs, actual and estimated royalty expenses associated with sales of our products, and amortization of licensing rights.

The following table summarizes cost of sales for the three months ended March 31, 2020 and 2019:

2020 Cost of Sales
2019 Cost of Sales
●	Cost of sales as a percentage of net product sales
Cost of sales as a percentage of net product sales was 7.7% and 7.5% for the three months ended March 31, 2020 and 2019.
Research and Development Expense

2020 Research and Development Expense (R&D)
2019 Research and Development Expense (R&D)
●	R&D as a % of net product sales
Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
R&D expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with certain strategic licensing agreements and R&D-related asset purchase agreements we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

including manufacturing of material for clinical and research activities and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our products and other product candidates. Upfront payments include upfront payments related to strategic licensing agreements and R&D-related asset purchase agreements. Subsequent milestone payments incurred under such agreements which relate to R&D activities are classified as clinical, discovery or product development costs based on the nature of the underlying milestone event. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
Other R&D expenses consist of costs to compensate personnel, to maintain our facilities and equipment, and other occupancy costs associated with our research and development efforts. These costs relate to efforts on our clinical and preclinical products, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following graph provides information regarding R&D expenses for the three months ended March 31, 2020 and 2019:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other

For the three months ended March 31, 2020, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:

•	Increase of $31.9 in clinical development mainly driven by increased clinical expenses related to ALXN1210, ALXN1840 and ALXN1830. See chart below for additional details by program.

•	Increase of $12.3 in payroll and benefits primarily related to headcount increases.

•
Decrease of $21.2 in upfront payments relating to the license payment made during the first quarter 2019 in connection with the arrangement we entered into with Zealand. No upfront payments related to licensing arrangements were made for the three months ended March 31, 2020.

•	Decrease of $17.3 in product development expenses primarily related to ALXN1210, offset in part by an increase in product development expenses for ALXN2040 and ALXN2050.
The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of certain of these programs:

2020	2019

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for any of our product development programs. We could

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our research and development programs, please refer to Item 1A “Risk Factors” in this Annual Report on Form 10-Q.
Selling, General and Administrative Expense

2020 Selling General and Administrative Expense (SG&A)
2019 Selling General and Administrative Expense (SG&A)
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

The graph below provides information regarding selling, general and administrative expense:

Salary, benefits and other labor expense
External selling, general and administrative expense
For the three months ended March 31, 2020, the increase of $38.4 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to an increase in external selling, general and administrative expense of $24.6 primarily related to litigation charges in connection with ongoing investigations and an increase  in salary, benefits and other labor expenses of $13.8, primarily related to headcount increases.
Amortization of Purchased Intangible Assets
Amortization expense associated with purchased intangible assets was $73.7 and $80.0 for the three months ended March 31, 2020 and 2019, respectively. Amortization expense is primarily associated with intangible assets related to STRENSIQ and KANUMA.
During the third quarter 2019, the U.S. patent term extension to a composition of matter patent for STRENSIQ was granted, which resulted in an increase in the estimated useful life of the STRENSIQ intangible asset and is contributing to lower amortization for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Change in Fair Value of Contingent Consideration
For the three months ended March 31, 2020 and 2019, the expense (income) resulting from the change in fair value of contingent consideration associated with our business combinations was $5.8 and $(28.7), respectively. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments in connection with our business combinations.

For the three months ended March 31, 2020 and 2019, changes in the fair value of contingent consideration expense reflected the interest component of contingent consideration related to the passage of time. Changes in fair value of contingent consideration expense for the three months ended March 31, 2019 also included the impact of changes in the expected timing of payments of contingent consideration.
Acquisition-related Costs
For the three months ended March 31, 2020, we recorded $38.1 of acquisition-related costs in connection with the Achillion acquisition. Acquisition-related costs primarily consist of transaction costs, costs associated with the accelerated vesting of stock options previously granted to Achillion employees and restructuring-related costs. No acquisition-related costs were incurred during the three months ended March 31, 2019.

Other Income and (Expense)
The following table provides information regarding other income and expense:

Investment (expense) Income
Interest Expense
Other Income and (expense)
For the three months ended March 31, 2020 and 2019, we recognized investment (expense) income of $(5.2) and $42.5, respectively, primarily related to the recognition of unrealized (losses) gains of $(9.2) and $33.8, respectively, on our strategic equity investments recorded at fair value. Unrealized losses recorded during the three months ended March 31, 2020 on our strategic equity investments were, we believe, largely driven by temporary market declines due to the COVID-19 pandemic. Unrealized gains recorded during the three months ended March 31, 2019 primarily related to our Moderna Therapeutics equity investment, which was sold in the fourth quarter of 2019.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Income Taxes

2020 Income tax expense (benefit)
2019 Income tax expense (benefit)
●	Effective tax rate
During the three months ended March 31, 2020, we recorded income tax expense of $106.0 and an effective tax rate of 16.0% compared to an income tax benefit of $46.1 and an effective tax rate of (8.5)% for the three months ended March 31, 2019.
Income tax expense (benefit) is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in the prior year is primarily attributable to the one-time tax benefits recorded during the three months ended March 31, 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure. The deferred tax benefits included $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the three months ended March 31, 2019 by approximately 23.3%.
In April 2020 we became aware of a European withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and, upon conclusion of our analysis, we may establish a reserve related to this matter during the second quarter of 2020. An estimate of the impact on the financial statements cannot be made at this time.

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$2,315.0	$2,685.5	$(370.5)
Marketable securities	$47.8	64.0	(16.2)
Long-term debt (includes current portion & revolving credit facility)	$2,481.9	2,514.5	(32.6)

Current assets	$4,870.2	5,076.4	(206.2)
Current liabilities	$1,119.9	1,194.3	(74.4)
Working capital	$3,750.3	3,882.1	(131.8)

The aggregate decrease in cash and cash equivalents and marketable securities of $386.7 at March 31, 2020 as compared to December 31, 2019 was primarily attributable to $751.6 cash utilized to fund the Achillion acquisition, net of $174.6 of cash and cash equivalents and marketable securities acquired in the transaction, cash utilized to repurchase shares of common stock, payments on our term loan facility and purchases of property, plant, and equipment. Partially offsetting these decreases was cash generated from operations and proceeds from the sale of marketable securities.
Excluding the impact of any significant future asset acquisitions, licenses or collaboration agreements, we expect our annual operating expenses to decrease as a percentage of sales in 2020 as compared to 2019. We also expect reduced capital investment in 2020 as compared to 2019. We anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for at least the next twelve months.
We have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, including principal and interest payments on our Amended and Restated Credit Agreement and contingent payments associated with our in-licenses and acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary for future acquisitions or other strategic purposes. New sources of financing through equity and/or debt financing(s), especially in light of increased volatility within the global financial markets as a result of the COVID-19 pandemic, may not always be available on acceptable terms, or at all, and we may be required to obtain certain consents in connection with completing such financings.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At March 31, 2020, four customers accounted for 66.5% of the accounts receivable balance, with these individual customers accounting for 10.1% to 20.4% of the accounts receivable balance. At December 31, 2019, four customers accounted for 66.9% of the accounts receivable balance, with these individual customers accounting for 11.6% to 20.3% of the accounts receivable balance.
For the three months ended March 31, 2020, four customers accounted for 58.3% of our net product sales with these individual customers accounting for 10.0% to 17.3%. For the three months ended March 31, 2019, four customers accounted for 53.5% of our net product sales with these individual customers accounting for 10.0% to 17.5% of our net product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the COVID-19 pandemic, and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable are due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance of our customers so that we can appropriately respond to changes in their credit worthiness. We operate in certain jurisdictions where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions and assess their possible impact on our business. As a result of the COVID-19 pandemic, we have begun to see an increase in requests for extended payment terms with certain customers. To date, we have not experienced any significant losses with respect to collection of our accounts receivable and do not currently anticipate any material credit losses on our accounts receivable as a result of the pandemic.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

not use derivatives for speculative trading purposes. As of March 31, 2020, we had foreign exchange forward contracts with notional amounts totaling $2,176.0. These outstanding foreign exchange forward contracts had a net fair value of $39.4, of which $54.3 is included in other current assets and noncurrent assets and $14.9 is included in other current liabilities and noncurrent liabilities. As of March 31, 2020, we had interest rate swap contracts with notional amounts totaling $1,750.0. These outstanding interest rate swap contracts had a net fair value liability of $117.9 included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of March 31, 2020, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, but substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, commercial paper, municipal bonds, U.S. and foreign government-related debt, corporate debt securities, certificates of deposit, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions and derivative liabilities associated with other contingent payments.
Business Combinations and Contingent Consideration Obligations
On January 28, 2020, we completed the acquisition of Achillion. Under the terms of the agreement, we acquired all outstanding common stock of Achillion for $6.30 per share, or an aggregate of $926.2, inclusive of the settlement of Achillion’s outstanding equity awards. The acquisition was funded with cash on hand. The transaction includes the potential for additional consideration in the form of non-tradeable contingent value rights (CVRs), which will be paid to Achillion shareholders if certain clinical and regulatory milestones are achieved within specified periods. These include $1.00 per share for the U.S. FDA approval of danicopan (ALXN2040) and $1.00 per share for the initiation of a Phase III clinical trial in ACH-5228 (ALXN2050).
 At March 31, 2020, the purchase agreements for our business combinations, including Achillion, include contingent payments totaling up to $908.3 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $673.3 of the contingent payments relate to development and regulatory milestones and $235.0 of the contingent payments relate to commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make milestone payments associated with our prior business combinations.
As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from the sale of equity securities or debt.
Asset Acquisitions and In-License Agreements
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 during the fourth quarter 2017. In addition, as of March 31, 2020, we could be required to pay an additional $160.0 for each target developed, subject to achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands Alexion’s existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0 in the fourth quarter 2019. As of March 31, 2020, we could be required to pay up to $629.1 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL-101 for AL amyloidosis. Under the

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

terms of the agreement, we acquired a minority equity interest in Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones. Following discussions with the FDA, Caelum changed the design of its clinical development program and initiated expanded Phase II/III trials during the first quarter 2020. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. The agreement also provides for potential additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments. In April 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones.
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
In September 2019, we entered into an agreement with Eidos that provides us with an exclusive license to develop and commercialize AG10 in Japan. AG10 is an orally administered small molecule designed to bind and stabilize TTR in the blood. In addition, we made an equity investment in Eidos. Under the terms of the agreement, we made an upfront payment of $50.0 for an exclusive license to AG10 in Japan and the equity investment. As of March 31, 2020, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones.
In addition, excluding accrued milestones, as of March 31, 2020, we have other license and collaboration agreements under which we may be required to pay up to an additional $42.5 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions and licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we may make milestone payments related to these arrangements of approximately $19.6, excluding milestones which were accrued as of March 31, 2020.
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
At March 31, 2020, we have $259.4 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of March 31, 2020 were $318.7, of which, $26.4 is payable during the remainder of 2020. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
Long-term Debt
On June 7, 2018, Alexion entered into an Amended and Restated Credit Agreement (the Credit Agreement) with Bank of America, N.A. as administrative agent. The Credit Agreement amended and restated our credit

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

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
As of March 31, 2020, we had $2,481.9 outstanding on the term loan and no outstanding borrowings under the revolving credit facility. As of March 31, 2020, we had open letters of credit of $1.0 that offset our availability in the revolving facility.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,053.2 through 2030. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to Lonza, we have non-cancellable commitments of approximately $64.6 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. On October 22, 2019, the Board of Directors approved an additional share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 1.3 and 0.1 shares of our common stock at a cost of $107.1 and $11.3 during the three months ended March 31, 2020 and 2019, respectively.
Subsequent to March 31, 2020, we repurchased 0.4 shares of common stock under our repurchase program at a cost of $35.0. As of May 4, 2020, there is a total of $893.3 remaining for repurchases under the repurchase program.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Three months ended March 31,		$
	2020	2019	Change
Net cash provided by operating activities	$549.6	$429.9	$119.7
Net cash (used in) provided by investing activities	(766.0)	2.9	(768.9)
Net cash used in financing activities	(138.2)	(252.4)	114.2
Effect of exchange rate changes on cash and restricted cash	(13.2)	(1.4)	(11.8)
Net change in cash and cash equivalents and restricted cash	$(367.8)	$179.0	$(546.8)
Operating Activities
Cash flows provided by operations for the three months ended March 31, 2020 was $549.6 compared to $429.9 for the three months ended March 31, 2019. The increase in cash provided by operating activities was primarily due to the timing of cash receipts, payments and other changes in working capital during 2020 as compared to 2019.
Investing Activities
Cash flows (used in) provided by investing activities for the three months ended March 31, 2020 was $(766.0) compared to $2.9 for the three months ended March 31, 2019. The increase in cash used in

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

investing activities as compared to the prior year was primarily due to payments for the acquisition of Achillion, net of cash acquired, of $837.7 during the three months ended March 31, 2020. Partially offsetting these impacts were decreases in purchases of strategic equity investments, decreases in purchases of property, plant and equipment, and increases in net cash inflows attributable to purchases and sales of available-for sale debt securities during the three months ended March 31, 2020 as compared to the same period in the prior year.
Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2020 was $138.2 compared to $252.4 for the three months ended March 31, 2019. The decrease in cash used for financing activities was primarily due to a net decrease in payments on our term loan and revolving credit facility. Offsetting the decrease in cash used was an increase of $95.8 in common stock repurchases, in 2020 as compared to the three months ended March 31, 2019.
Contractual Obligations
Other than potential contingent payments related to our acquisition of Achillion, there have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(amounts in millions, except
percentages)
Interest Rate Risk
As of March 31, 2020, we invested our cash in a variety of financial instruments, principally money market funds, corporate bonds, municipal bonds, commercial paper and government-related obligations. Most of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio is comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by approximately $0.1 and $(0.1), respectively.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of March 31, 2020 we had cash flow hedges with aggregate amounts of approximately 70.5% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $6.7, based on the unhedged portion of our outstanding term loan as of March 31, 2020.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 40.7% of our net product sales were denominated in foreign currencies for the three months ended March 31, 2020, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place intended to achieve the following: (1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 7 months and (2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, and certain forecasted expenses using contracts with durations of up to 60 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of March 31, 2020 and December 31, 2019, we held foreign exchange forward contracts with notional amounts totaling $2,176.0 and $3,078.5, respectively. As of March 31, 2020 and December 31, 2019, our outstanding foreign exchange forward contracts had a net fair value of $39.4 and $2.8, respectively.
We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of March 31, 2020, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $112.4. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Credit Risk
As a result of our foreign operations, we are exposed to changes in the general economic conditions in the countries in which we conduct business. The majority of our receivables are due from wholesale distributors, public hospitals and other government entities. We monitor the financial performance and creditworthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor these conditions, including the volatility associated with international economies, the COVID-19 pandemic and the relevant financial markets, and assess their possible impact on our business. Although collection of our accounts receivables from certain countries may extend beyond our standard credit terms and while we have begun to see an increase in requests for extended payment terms with certain customers as a result of the COVID-19 pandemic, we have not experienced any significant losses with respect to collection of our accounts receivable and we do not expect any such delays to have a material impact on our financial condition or results of operations.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For a discussion of legal matters as of March 31, 2020, see Note 16, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
Since 2007, our revenue has depended primarily on the sales of SOLIRIS, a C5 complement inhibitor with a 2-week dosing schedule. In December 2018, we obtained our first regulatory approval in the U.S. to sell ULTOMIRIS, a long-acting C5 complement inhibitor, with an 8-week dosing schedule. These C5 complement inhibitors accounted for 85.9% of our total revenues for the fiscal year ended December 31, 2019. Unless we are able to develop or acquire and commercialize new products beyond these C5 complement inhibitors, and/or materially increase sales of STRENSIQ and KANUMA (two additional currently approved products), we will remain dependent on sales of SOLIRIS and ULTOMIRIS as a source of our revenue. We expect our revenues for 2020 will continue to depend on our ability to sell our C5 complement inhibitors.
The commercial success of our C5 complement inhibitors and our ability to generate revenue depends on several factors, including: the safety and efficacy of our C5 complement inhibitors; coverage or reimbursement by government or third-party payers for our C5 complement inhibitors; pricing for our complement inhibitors; the analysis by doctors, payers and patients of the cost of our C5 complement inhibitors relative to the perceived benefits; manufacturing and uninterrupted supply; the introduction and success of competing products (including novel products and biosimilars to SOLIRIS); the size of patient populations and the number of patients diagnosed who may be treated with our C5 complement inhibitors; the impact of legal, administrative, regulatory or legislative developments that impact the price or use of C5 complement inhibitors; and our ability to develop, obtain regulatory  approval for and commercialize our C5 complement inhibitors for new indications. Any of these or other factors may cause revenues from sales of our C5 complement inhibitors to decrease, which would harm our business results.
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
Risks Related to the COVID-19 Pandemic
Our business may be adversely affected by the ongoing COVID-19 pandemic.
Our business could be adversely affected by health epidemics in regions where we have operations, sales or other business activities, including regions where we have offices, manufacturing facilities, clinical trial sites and where our third party manufacturers, vendors and suppliers operate and where patients and potential patients are located. The outbreak of a novel strain of virus, which causes the disease called COVID-19, has evolved into a global pandemic. The ultimate impact of the COVID-19 pandemic on our business operations and financial results is highly uncertain and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of the coronavirus and the actions taken to address its impact, among others.
In April 2020, we announced plans to initiate a global Phase III study to investigate ULTOMIRIS in a subset of adults with COVID-19, who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS). The trial will evaluate the impact of ULTOMIRIS on survival, duration of mechanical ventilation, and duration of hospital stay compared to best supportive care. We cannot guarantee that the clinical trial will provide sufficient evidence that ULTOMIRIS is safe and effective for use as a treatment for adult COVID-19 patients hospitalized with severe pneumonia or ARDS. In addition, there can be no guarantee that the FDA or any other regulatory authority will approve ULTOMIRIS as a treatment for COVID-19.
As a result of the COVID-19 pandemic, we expect that we may experience disruptions that could severely impact our business and results of operations, including:

•
Government and healthcare policies and federal, state, local or foreign regulations to address the COVID-19 pandemic may adversely affect our sales and revenue. Due to quarantines, travel restrictions, hospital policies and patient concerns regarding exposure to COVID-19, we have observed fewer patient/doctor interactions and our representatives are having fewer in-person visits with health care providers, including for infusion of our products which may affect our sales in the future. A decrease in the demand of our products could also cause our cost of goods sold to increase due to expiration of inventory on hand, an increase in manufacturing overhead allocated to inventory sold and other factors. Our net product sales could also be adversely impacted by the negative effects the COVID-19 pandemic has had on the global economy, which could result in (i) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (ii) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers.

•
Due to financial demands in addressing the COVID-19 pandemic, payors have requested and may continue to request extended credit terms, may extend payment dates beyond those experienced in the past, or may not be able to timely reimburse us for our products or at all, and such actions could have a material adverse impact on our cashflow from operations.

•
We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical programs and trials. For example, our clinical trial for ALXN1830 as a treatment for WAIHA has been delayed due to COVID-19. Patient dosing and study monitoring may be paused, delayed or temporarily halted due to changes in policies at various clinical sites and federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, or other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues for an extended period of time, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies, or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. Any such disruption could negatively impact the results generated in the trial, the development of our pipeline programs and the timing and probability of paying milestones associated with prior acquisitions and active license agreements (which may lead to litigation over milestone payments).

•
We currently utilize third parties to, among other things, manufacture our products and product candidates, supply raw materials and consumables, perform quality testing and provide supply chain services. We also manufacture certain of our products and product candidates and perform various services at our manufacturing facilities. If any of these processes or services are adversely impacted by the COVID-19 outbreak, our ability to manufacture and supply our products to patients or manufacture product candidates for our clinical trials and conduct our research and development operations may be materially effected.

•	The potential economic and financial impacts of the pandemic, including a deterioration in economic conditions that may negatively impact revenue and our liquidity, increase expenses and result in market capitalization declines, and disruption to our business, may result in the impairment of our long-lived and other assets, including goodwill, intangible assets and equity investments without readily determinable fair values. The impairment of significant assets could have a material impact on our deferred tax assets and liabilities. In addition, any impairment charge would have a negative impact on our financial results in the quarter that the charge is taken, and such charge may be material in amount.

•
In accordance with business continuity plans and for the safety of our employees, we have directed most of our personnel to work remotely and we have restricted on-site staff to only those personnel and contractors who perform essential activities that must be completed on-site. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•
While our essential R&D employees have been able to access our laboratory space, if employees and contractors conducting such activities were exposed to or contracted COVID-19, we may be required to restrict access to our laboratory space for an extended period of time as a result. Governmental authorities may also impose restrictions limiting access to our lab space. As a result, this could delay timely completion of preclinical and other R&D activities.

•
Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and other foreign regulatory agencies may have slower response times or be under-resourced to continue to authorize and monitor our clinical trials or review regulatory submissions (or authorize the use of facilities for manufacturing and related services) and, as a result, review, inspection, and other timelines may be materially delayed.

•
In addition, a recession or other sustained adverse market event resulting from the spread of the COVID-19 could materially and adversely affect our business, the value of our common shares and the availability of credit to operate our business and execute business development transactions. As a result, we may face difficulties raising capital through sales of our common shares, accessing credit to support our business development activities or other capital initiatives or such sales of common stock or credit may only be available on unfavorable terms.

•	The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we expect this volatility may continue.
COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also precipitate or aggravate the other risk factors discussed in this Quarterly Report on Form 10-Q, which could materially adversely affect our business, financial condition, results of operations, liquidity, and stock price.
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
Our ability to set the price for our products varies significantly from country to country, including in those countries where pricing, coverage, reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing and reimbursement on terms that are favorable to us (or at all), or such coverage, pricing and reimbursement may differ in separate regions in the same country. In some countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product). In addition, authorities in some countries impose additional obligations, such as health technology assessments (HTAs), which assess how well a prescription drug works in relation to its cost. U.S. payers are increasingly considering new metrics, including HTAs, as the basis for reimbursement rates. If our products do not meet or surpass these metrics, these payers may not reimburse the use of our products or may reduce the rate of reimbursement for our products and as a result, revenue from such products may decrease. We have, in certain cases, voluntarily elected to reduce prices or establish price caps with payers, which we believe provides value in the long term (but decreases revenue per patient).
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
Other countries, including many European countries and Canada, have established pricing and reimbursement policies that contain costs by referencing the price of the same or similar products in other countries. In these instances, if coverage or the level of reimbursement is reduced, limited or eliminated in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in other countries or in new markets. This may create the opportunity for third-party cross-border trade or influence our decision whether to sell a product, thus adversely affecting our geographic expansion plans and revenues. See Note 16, Commitments and Contingencies, to the condensed consolidated financial statements for information about our lawsuit against the Patented Medicine Prices Review Board (PMPRB) to establish that Alexion did not excessively price SOLIRIS in Canada, which uses reference pricing.
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
Further, health insurance programs may utilize coverage incentives and obstacles to discourage or prevent beneficiaries from using higher priced products such as ours, including:

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
In 2019, four customers accounted for 56.4% of our total revenues. If any one or more of these customers were to require significant discounts or rebates, or were to discontinue purchasing our products (due to cost or otherwise), our results of operations may be materially and adversely impacted.

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
Some of the sensitive technology, techniques and proprietary compounds used in our business are protected as trade secrets. However, we may also rely on collaboration with, or discuss the potential for collaboration with, suppliers, outside scientists and other biopharmaceutical companies. Collaboration and discussion of potential collaboration or inadvertent disclosure of a trade secret present a strong risk of exposing our trade secrets. If our trade secrets were exposed, we may lose the protection and potential exclusive rights afforded by trade secret law, and such exposure may likely help our competitors and allow them to access technology without restriction and adversely affect our business prospects.
If we are found to be infringing third party patents, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our products. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our products or product candidates, which may adversely affect our business.
Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed or developed in collaboration with third parties, may be found to infringe patents owned by or granted to others. We have, and may in the future, receive notices claiming our products infringe third party patents and third parties have and may in the future file civil lawsuits against us claiming infringement of their intellectual property rights. Chugai Pharmaceutical Co., Ltd. filed suits in the U.S. and Japan alleging that ULTOMIRIS infringes patents held by Chugai. See Note 16, Commitments and Contingencies to the footnotes to the condensed consolidated financial statements. Additional third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products or investigational compounds. In respect to some of these patents, we have invalidated patents or obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have determined in our judgment that:

•	our products and investigational compounds do not infringe the patents;

•	the patents are not valid or enforceable; and/or

•
we have identified and are testing various alternatives that should not infringe the patents and which should permit continued development and commercialization of our products and investigational compounds.

Any holder of these patents or other patents covering similar technology could sue us for damages, which may be material in amount, and seek to prevent us from manufacturing, selling or developing our products (and we may be, in certain cases, prevented from initiating product launches in certain jurisdictions or required to withdraw the product from the market after it has been launched). Intellectual property disputes, such as those initiated by Chugai, can be costly and time consuming to defend and there is no guarantee that we would prevail in such lawsuit. If we cannot successfully defend against any infringement claims, we may seek to invalidate the patent or seek a license to the technology prior to or during legal actions in order to reduce the risks in connection with the product launches (or at a later time after product introduction) and to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.
In some instances, we believe we may prevail in a patent infringement action. There can, however, be no assurance that the court will agree with our position or that it will decide this or any other infringement case in our favor. Nor can we be certain, if we do not prevail in litigation, that we may be able to obtain a license to any third-party patent on commercially reasonable terms (or at all); successfully develop non-infringing alternatives on a timely basis (or at all); or license alternative non-infringing technology, if any exists, on commercially reasonable terms (or at all). Any impediment to our ability to manufacture, use or sell approved forms of our products or our product candidates could have a material adverse effect on our business and prospects.
It is possible that we could lose market exclusivity for a product earlier than expected, which may harm our competitive position.
In our industry, much of an innovative product’s commercial value is realized while it has market exclusivity.
Market exclusivity for our products depends in large part on patent rights and certain regulatory forms of protection. As noted above, patent protection can be uncertain as to the validity, scope and enforceability of many issued patents. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, biosimilar or generic versions of the product can be approved and marketed. For example, in 2019, a SOLIRIS biosimilar was approved in Russia for the treatment of patients with PNH and aHUS. We also believe that the manufacturer of a SOLIRIS biosimilar has commenced the process to obtain regulatory approval to market and sell a SOLIRIS biosimilar in Brazil and, if approved, this biosimilar may compete with Soliris in Brazil.
The market exclusivity of our products may be impacted by competitive products that are either innovative, biosimilar or generic copies. In our industry, the risk of biosimilar or generic challenges has been increasing. U.S. law includes an approval pathway for biosimilar versions of innovative biological products. Under the pathway, the FDA may approve products that are similar to (but not generic copies of) innovative  biologics on the basis of less extensive data than is required for a full biologic license application (and there are similar pathways for generic copies of small molecule therapies (the Factor D therapies acquired in connection with the Achillion transaction are, for example, small molecules)). The law provides a mechanism to challenge the patents that protect an innovator’s products. Such litigation may begin as early as four years after the innovative biological product is first approved by the FDA. Pathways for biosimilar products also exist in many other markets, including Europe, Japan and Russia. Other companies are developing and advancing SOLIRIS biosimilar programs, including conducting clinical trials. Competition, including from biosimilars approved for marketing, would likely result in a decrease in volume of sales of our products, as well as a decrease in prices and lower margins for our products. In addition, approval of a biosimilar that is a substitute for one of our products may increase the risk of accelerated market penetration by that biosimilar. Further, if patients or healthcare providers do not believe that ULTOMIRIS provides a compelling profile for patient conversion from SOLIRIS, a SOLIRIS biosimilar may not only be expected to have a material and negative impact on our SOLIRIS revenues and margins (which accounted for a significant percentage of our revenue in 2019), it may also have a material impact on ULTOMIRIS revenue and margins and the ability of ULTOMIRIS to gain market acceptance.
Our other products and product candidates in development and trials are also at risk from biosimilars and generic drugs. Other than SOLIRIS for the treatment of gMG and SOLIRIS and ULTOMIRIS as a treatment for PNH and aHUS, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product or novel therapy, our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
Risks Related to Our Products and Product Candidates
Our future commercial success depends on gaining regulatory approval for new products and obtaining approvals for existing products for new indications.
We invest significant amounts in acquiring new products and technologies and advancing our existing product candidates and technologies. Our success and revenue growth and diversification will depend in part on our identification, acquisition (including licenses from or collaborations with third parties), development and commercialization of new products and technologies, and approval of additional indications for our existing products and products under development. Product development is very expensive, takes significant time and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, we have recently terminated our agreement to co-develop ABY-039 with Affibody and determined not to exercise the co-development option agreement with Stealth BioTherapeutics Corp., in each case due to results of clinical trials. In addition, our recent business development activities have focused on new technologies with which we have very limited experience, including antibody therapeutics targeting the neonatal Fc receptor, which may make the development, approval and commercialization of such potential products challenging for us.
Our ability to maintain or grow and diversify revenues may be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, if we are unable to gain approval for SOLIRIS and ULTOMIRIS for additional indications, for new routes of administration (subcutaneous delivery) and in new jurisdictions, obtain marketing approval for STRENSIQ and KANUMA in additional territories, obtain approval for different dosing regimens or acquire or license products and technologies from third parties.
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

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	the timing of the market introduction of competitive drugs, biosimilars and generics;

•	perceived safety of our products

•	demonstrated clinical safety and efficacy compared to other drugs;

•	perceived benefits relative to cost and/ or evaluations in HTAs (or similar assessments);

•	pricing and availability of reimbursement from third-party payers, including governmental entities;

•	convenience and ease of administration;

•	effectiveness of our marketing strategy;

•	publicity concerning our products and our other product candidates (and those of competitive products); and

•	availability of alternative treatments.
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
Under pharmacovigilance guidelines, we are required to timely report any adverse events that any patient using our products experiences, as well as any clinical evaluations of outcomes in the post-marketing setting. This information is required to be reported to appropriate regulatory agencies in accordance with relevant regulations and, as a result, any potential adverse events will be promptly brought to the attention of regulators that may likely require prompt remedial action (and any failure to report these adverse events or report such events in a timely manner may result in penalties being imposed on Alexion by regulators). In the event any new risks or adverse effects are discovered as patients are treated for approved indications, or as our products are studied in or used by patients for other indications, regulatory authorities may delay or revoke their approvals or require changes to labeling or reformulation of the products (or take other actions that may adversely impact sales of such products).
If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of our products, it could significantly reduce demand for the product, harm our reputation, result in product withdrawals, recalls, delays or revocations of regulatory approvals or require us to take actions that could negatively affect sales and operating results, including conducting additional clinical trials and safety studies, making changes in labeling, reformulating our products or making changes and obtaining new approvals for our and our suppliers’ manufacturing facilities. Further, any investigation into the circumstances surrounding an adverse event may be costly and time consuming (even if it is ultimately  determined that the adverse event is not the result of the use of our product).
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
We expect that the business environment in which we operate will become increasingly competitive. Currently, our products are the only approved therapies for certain indications they treat. For example, SOLIRIS and ULTOMIRIS are the only approved treatments for PNH and aHUS in the U.S. (and the only approved treatments for PNH in Europe and Japan). In the future, we expect that SOLIRIS and ULTOMIRIS may compete with new, novel drugs and biosimilars currently in development. Several companies are developing novel therapies to treat PNH, aHUS, gMG and NMOSD, and other pharmaceutical companies have publicly stated that they are developing and intend to commercialize a SOLIRIS biosimilar. We expect that the introduction of a competitive product may negatively impact our business, including our revenue and profitability. For example, following the introduction of a SOLIRIS biosimilar in 2019 in Russia for the treatment of PNH and aHUS, we experienced a decrease in revenue from sales of SOLIRIS and expect that Russia will account for a minor portion, if any, of future SOLIRIS revenue as a result of this competitive product. We also believe that the manufacturer of a SOLIRIS biosimilar has commenced the process to obtain regulatory approval to market and sell a SOLIRIS biosimilar in Brazil and, if approved, this biosimilar may compete with Soliris in Brazil and, like Russia, have an adverse impact on SOLIRIS revenues in Brazil. STRENSIQ and KANUMA may also experience competition in the future. We are also aware of companies that have initiated or are planning to initiate studies for diseases that we are also targeting with our product pipeline. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases that we also target with approved therapies.
Some of our competitors may have significantly greater financial, technical and marketing resources than us and may commercialize competitive products that are cheaper, more effective, safer, have less frequent dosing schedules, or are easier and quicker to administer than our products. Our current and future competitors may develop products that are more broadly accepted or may receive patent protection that dominates, blocks or adversely affects our product development or business. These competitive products, including any biosimilars approved under alternative regulatory pathways (or generics that may be approved that compete with our small molecule therapies in development and clinical trials), may significantly reduce both the price that we receive for our marketed products and the volume of products that we sell, which may negatively impact our revenues and profitability. Given that a significant portion of our 2019 revenue was attributable to SOLIRIS, one or more competitive novel products or biosimilars could have a significant impact on our entire business.
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

Even slight deviations at any point in the production process may lead to production failures, product recalls and regulatory actions. For example, in 2013 and 2014 we undertook a voluntary recall of SOLIRIS due to the presence of visible particles in a limited number of vials. In addition, because the production process involves the use of materials that are derived from biological sources, the process can be affected by contaminants that could impact those biological micro-organisms. These manufacturing challenges are coupled with the fact that we have limited experience manufacturing commercial quantities of certain of our products (so we may have limited previous experience resolving any issues in connection with the manufacture of these products and any issues may take significant time to remediate or we may be unable to solve any manufacturing problems).     In addition, with our acquisition of Achillion, we also have small molecules in a Phase II trial and we are planning a Phase III trial and we expect that manufacture of these therapies and compliance with cGMP will pose similar challenges and we have limited experience manufacturing small molecules for clinical trials and no experience manufacturing for commercial sales.
If we and/or our third party manufacturers and suppliers fail to meet the highly technical requirements/specifications of manufacturing our biologic products and our strict quality and control specifications, we (or they) may be unable to manufacture or supply our products. We depend on our third party manufacturers to perform effectively on a timely basis and to comply with regulatory requirements and meet our product specifications. If they are unable to do so, our contractual rights to address any failures and right to recover damages are limited. Our failure or the failure of our third-party manufacturers to produce sufficient quantities of our products and product candidates or to meet our specifications and quality standards could result in lost revenue, diminish our profitability, delay the development of our product candidates, delay regulatory approval, result in the rejection of our product candidates or result in supply shortages for our patients, which may lead to lawsuits, harm to our reputation or could accelerate introduction of competing products to the market. For example, we experienced unexpected chemistry, manufacturing and control (or CMC) issues with our ALXN 1830 program that resulted in a delay in the clinical trial timeline for that program. We may experience similar CMC issues in the future that may impact marketed products or other clinical trials.
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

We also face external factors, many of which are beyond our control, that could cause production interruptions at our facilities or at the facilities of our third party providers, including natural disasters, public health crises (such as COVID-19), labor disputes, acts of terrorism or war.
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
Our efforts to bring more of our manufacturing operations under our control present additional risks. We have made significant investments in biologics manufacturing facilities, warehousing, fill-finish and other facilities at our sites in Athlone and Dublin, Ireland and at dedicated sites owned by third parties. We have commenced manufacturing operations at certain of these sites prior to receiving regulatory approval and we have $67.3 of product produced at such sites in inventory as of March 31, 2020. Despite the significant investment we have made in these facilities and operations, we cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals for these and other facilities, that we will be able to perform the intended manufacturing and supply chain services at these facilities for commercial or clinical use or that we will be able to use the product manufactured at these sites. Prior to such time, we may continue to rely on third parties for these services.
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
Certain of the raw materials required in the manufacture and the formulation of our products are derived from biological sources. Such raw materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and often limited to single-source suppliers. If a raw material manufacturer were unable to supply such materials, our business may be impacted because we rely on one or a limited number of such manufacturers for certain materials for our products. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. The failure of these single-source suppliers to supply adequate quantities of raw materials for the production process in a timely manner, or at all, may impact our ability to produce sufficient quantities of our products for clinical or commercial requirements. A material shortage, contamination, recall, or restriction on the use of certain biologically derived substances or any raw material used in the manufacture of our products could adversely impact or disrupt manufacturing and materially limit our ability to generate revenues.
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
Our third-party raw material providers and supply chain service providers operate as independent entities and we do not exercise control over any such third-party provider’s operations or their compliance with our internal or external specifications or the rules and regulations of regulatory agencies. Any contractual remedies we may have under agreements with these parties may not protect us from the harm suffered by our business or our patients if they fail to provide material or perform services that meet our specifications. Due to the highly specialized nature of the services performed by these third parties, particularly the supply of raw materials and other drug product, as well as the delivery and supply chain operations regarding our products, we do not believe that we could quickly find replacement suppliers or service providers and, even if we were able to identify additional third parties, the terms of any such arrangement may not be favorable to us. In either of these cases, our revenue, results of operations, business and reputation may be harmed and we may not be able to provide the therapies that our patients require.
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

Due to the fact that some of our products are new to the market, we do not have lengthy experience in marketing and selling these products to patients, healthcare providers and payers (for example, we are relatively new to certain therapeutic areas, such as neurology (gMG and NMOSD), and our sales force has had limited exposure in educating and targeting sales to patients and physicians in neurology practices). This challenge is coupled with the fact that many members of our sales and marketing team are new to working with Alexion products and we are transitioning to third parties to market, distribute and sell our product in certain countries. If we are unable to successfully market and sell our new products (and expand our sales and commercial operations) and to successfully sell our products in new therapeutic areas, as well as successfully implement the transition to third parties to sell, distribute and market our products in certain countries, our business and sales may be harmed. We cannot guarantee that we will be able to establish, maintain and expand our own capabilities or enter into and maintain any sales, marketing or distribution agreements with third-party providers on acceptable terms, if at all, or that we will be able to manage the transition to third-party sales, marketing and distribution in the relevant jurisdictions that will not cause any interruption or disruption in our business and sales of our products. We will not exercise the same degree of control over such third parties that we do over our direct sales force and the ability to direct the third party and provide incentives for such third party to market and sell our products may not be as strong as in the case of a direct sales force. This transition and greater reliance on third party sales force, marketers and distributors may also increase the risk of litigation with or liability to third parties that we had previously engaged to perform services for us in jurisdictions where we are implementing these operational changes.
Even if we hire qualified sales and marketing personnel necessary to support our objectives and enter into distribution agreements with third parties on acceptable terms, we may not hire such employees or enter into such agreements in an efficient manner or on a timely basis. We may not be able to forecast accurately the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products, which could result in decreased revenues or margins. In addition, as we launch new products, such as ULTOMIRIS, and we move into other therapeutic areas (such as neurology), and, if and when, the products we acquire in connection with acquisitions and development agreements with third parties move closer to regulatory approval, we may have a larger product portfolio and address more therapeutic areas and the foregoing risks may continue to apply and may increase. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world, and in transitioning from direct sales force to third party sales, marketing and distribution, may be disproportionate compared to the revenues we may be able to generate on sales or any savings or efficiencies we gain through use of such third-parties. We cannot guarantee that we will be successful in commercializing any of our products for the above referenced or other reasons.
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
Building our product pipeline is a key strategic objective to address revenue concentration risk in C5 complement inhibitors and we expect to regularly evaluate and, when appropriate, purchase businesses and acquire, co-develop or license technologies and products from third parties in an effort to expand and diversify our pipeline, product offerings, and our technologies. For example, we recently completed the acquisition of Achillion Pharmaceuticals. Acquisitions of new businesses or products and in-licensing of new technologies and products may involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities and incurrence of debt;

•	assumption of material liabilities in connection with the target or purchased technology, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in integrating the operations of the acquired companies;

•	failure of any acquired businesses or products or in-licensed products or technologies to achieve the scientific, medical, commercial or other results we anticipate;

•	diverting our management's attention away from other business opportunities and on-going operations;

•	the potential loss of our key employees or key employees of the acquired companies;

•	risks of entering disease areas and indications or modalities in which we have limited or no direct experience; and

•	significant investments in resources and personnel to evaluate, integrate and develop acquisition and in-license programs.
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
In addition, through our business development initiatives we have acquired new technologies, including Factor D small molecules and two FcRN platforms (in February 2020, based on data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody, which was the developer of one such FcRN platform). These technologies are intended to diversify our pipeline and revenue base (if products based on these technologies are approved by regulatory authorities), but we have limited experience with these technologies, including developing these therapies, operating clinical trials with these therapies, obtaining regulatory approval and commercializing these assets. If we are unable to successfully bring these products to market, we may not be able to diversify our revenue or generate a return on our investments.
Even if we are able to successfully identify and complete acquisitions and other strategic transactions, we may not be able to integrate or take full advantage of them. An acquisition or other strategic transaction may or may not result in short-term or long-term benefits to us (such as our transactions with Affibody and Stealth). We may also incorrectly judge the value or worth of an acquired company or business or an acquired or in-licensed product, particularly if the acquired technology is in preclinical trials or early-stage clinical trials. Any therapies we acquire that are pre-clinical or in clinical trials may not result in a commercialized product and any revenues or, if commercialized, may not result in generating an adequate return on our investment.
We may not complete the acquisition of Portola Pharmaceuticals, Inc. within the time frame we anticipate or at all.
The completion of the acquisition of Portola Pharmaceuticals, Inc. (“Portola”) is subject to a number of conditions, including at least a majority of Portola’s issued and outstanding shares being tendered in connection with the tender offer that is a component of the transaction and the receipt of required regulatory approvals. No assurance can be given that a sufficient number of shares are tendered or the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. Any delay in completing the acquisition could cause Alexion not to realize some or all of the benefits, or realize them on a different timeline than expected. In addition, if the acquisition is not consummated on the current terms or at all, the market price of our common stock could be adversely affected and the value of your investment could decline.
The acquired business of Portola may underperform relative to our expectations, and we may not be able to successfully integrate our existing business with the business of Portola and achieve anticipated synergies.
If the acquisition of Portola is consummated, the acquired business of Portola may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations. The ultimate success of the acquisition will depend, in part, on Alexion’s ability to successfully combine and integrate the Portola business and realize the anticipated benefits, including synergies, innovation opportunities and operational manufacturing and sales efficiencies, from the acquisition. If we are unable to achieve our objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of Alexion’s common stock may decline. In addition, if the results of the Phase 4 post-marketing trial required by the FDA does not meet the safety and efficacy requirements of the FDA, ANDEXXA (the product that generates all of Portola’s revenues) may be withdrawn from the market or otherwise subject to regulatory restrictions which may limit the ability to realize expected value from the transaction.
The integration of the two companies may result in material challenges, including, without limitation:

•	the diversion of management’s attention from ongoing business concerns;

•	managing a larger combined business that includes a new therapeutic area for Alexion;

•	maintaining employee morale and retaining key management and other employees;

•	retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, and attracting new business and operational relationships; and

•	coordinating geographically separate organizations.
In order to support potential growth of the business, we will be required to make significant investments in our business operations.
To effectively manage our current and future potential growth, we must continue to effectively enhance and develop our global employee base and our operational and financial processes. Supporting our growth strategy may require significant capital expenditures and management resources, including investments in research, development, sales and marketing, clinical trial capabilities, manufacturing and other areas of our operations. Efforts to advance our product pipeline, including the increased number of clinical trials that are under way or will commence in the future, will require significant expense in 2020. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us and we may likely incur substantial expenses in advancing acquired products through development, trials, regulatory approval and to commercialization. We may not have the necessary funds for these capital expenditures and expenses or these funds might not be available to us on acceptable terms, or at all. We may also seek to raise funds by incurring additional indebtedness and selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in us upon conversion.
Completion of proof of concept trials, biomarker studies, preclinical studies or clinical trials does not guarantee advancement to the next phase of development or regulatory approval or successful commercialization.
Conducting clinical trials is a complex, time-consuming and expensive process and there are no guarantees that any trial will meet its endpoints. Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, if further studies or trials are initiated, what the scope and phase of the trial will be or that they will be completed, or if these further studies or trials are completed, that the design or results may provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Many companies have believed their product candidates performed satisfactorily in clinical trials but nonetheless failed to obtain marketing approval of their drug candidate. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to sustain regulatory approval of our product candidates, our business could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint generally increases the likelihood that additional studies or trials may be required if we even determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint(s) in scientifically similar indications.
We are currently planning and conducting several clinical trials of products and product candidates that we anticipate may be important to our goal of expanding our business and diversifying our product portfolio. These trials may not yield the anticipated results for a number of reasons.
ULTOMIRIS may not be approved as a treatment for additional indications or in other jurisdictions and any clinical trials may not achieve the designated endpoints and prove to be effective for use in patients with these additional indications. For example, we have initiated Phase III clinical trials for ULTOMIRIS as a treatment for Amyotrophic Lateral Sclerosis (ALS) and patients with COVID-19 and severe pneumonia or acute respiratory distress syndrome. There is no guarantee that the Phase III clinical trial for ALS and COVID-19 will provide sufficient evidence to advance our research beyond these stages. Drug development is very uncertain. We had, for example, conducted an exploratory clinical study in Primary Progressive Multiple Sclerosis (PPMS) that we have decided to no longer pursue based on biomarker analysis.
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
For human trials, patients must be recruited and each product candidate must generally be tested at various doses and formulations for each clinical indication. Many of our programs focus on diseases with small patient populations making patient enrollment difficult and requiring a relatively large number of trial sites to meet enrollment requirements to power our clinical trials to our desired levels for efficacy and, in certain cases, superiority. Additionally, we can have multiple clinical trials running for the same indication, further challenging clinical trial enrollment. Insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate or a study at any time due to unfavorable results or other reasons, including if there are concerns about patient safety (as patients have, and may in the future, suffer injuries during clinical trials). If initial trials do not produce adequate results, we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which may increase costs and delay revenue from those product candidates, if any. We may open clinical sites and enroll patients in countries where or for indications in which we have little experience.
Even if we were to complete clinical trials for one or more of our therapies, we or regulatory authorities may determine that the results are not be sufficient for filing a BLA or NDA or granting approval to market the therapy.
We rely on a small number of clinical research organizations to carry out our clinical trial related activities, and one contract research organization (CRO) is responsible for many of our studies. We rely on such parties to enroll clinical sites and patients, operate trials and accurately report their results. Our reliance on CROs may impact our ability to control the timing, conduct, expense and quality of our clinical trials. In addition, we may be responsible for any errors in clinical trials by a CRO as a result of the performance of services in connection with a clinical trial on our behalf. And regulatory agencies, in connection with a potential product approval or as part of ongoing monitoring, will review a CRO's compliance with regulatory requirements relating to clinical trials and we may be subject to findings and regulatory action (including denial or delay of product approval) if a CRO fails to comply with regulations.
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

•	failure to obtain the necessary regulatory approvals for the product candidate or the approvals for the facilities in which such product candidate is manufactured; and

•	decisions by competent authorities, IRBs or ethics committees to demand variations in protocols or conduct of clinical trials
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
In addition, we have in the past provided, and expect to continue to provide, financial guidance for future periods and if our actual operating results fail to meet or exceed the guidance that we have previously provided to our investors, our stock price could drop suddenly and significantly. Financial guidance is based on certain assumptions about future performance and such guidance is not a guarantee that the targets set forth will be achieved. In addition, due to the potential impact of COVID-19 on our business, operations and results of operations (including our revenues), the estimates, judgments and inputs required to generate guidance are increasingly uncertain and therefore accurately forecasting performance is even more challenging in light of the current health crisis.
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
Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies and areas of expertise. We may not be able to continue to attract and retain the highly qualified personnel necessary to develop, manufacture and commercialize our products and product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed.
We may not achieve some or all of the expected benefits of our current and future restructuring plans and restructurings may adversely affect our business.
We announced our most recent restructuring in the first quarter 2019, which was designed to re-align our commercial organization through re-prioritization of certain geographical markets and to implement operational excellence through strategic reallocation of resources.  We may undertake additional restructurings in the future. Implementation of a restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the estimated cost savings and benefits that were initially anticipated in connection with our restructuring in a timely manner, or at all. Additionally, as a result of any restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
As of March 31, 2020, the net carrying value of our goodwill and other intangible assets, net totaled  $9,259.7. As required by GAAP, we periodically assess these assets to determine if there are indicators of impairment. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets.  As part of our standard quarterly procedures, we reviewed the KANUMA asset as of March 31, 2020 and determined that there were no indicators of impairment. We will continue to review the related valuation and accounting of this asset in future quarters as new information becomes available to us.

Cash flow models used in our assessments are based on our commercial experience with KANUMA to date and require the use of significant estimates, which include, but are not limited to, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. As we continue to sell this product, new data may cause us to adjust the assumptions in our cash flow models. Changes to assumptions used in our net cash flow projections may result in material impairment charges in subsequent periods. The net book value of the KANUMA intangible asset as of March 31, 2020 was  $2,927.4.
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
We have increased our international presence, including in emerging markets. Our operations in foreign countries subject us to a variety of risks, including:

•	difficulties or the inability to obtain necessary foreign regulatory or reimbursement approvals of our products in a timely manner or at all;

•	political or economic determinations or decisions that adversely impact pricing or reimbursement policies in foreign countries;

•	economic problems or political instability;

•	fluctuations in currency exchange rates;

•	difficulties or inability to obtain financing in markets;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•
customs and tax officials in foreign jurisdictions may disagree with the value we set when we or others import our products (including products that are donated for charitable purposes or used for clinical trials) and we may be required to pay additional duties or fines and such amounts may be substantial. For example, our offices in Brazil were visited by the Brazilian federal tax authorities and we received a written notice from such authorities requesting information with respect to the importation of SOLIRIS free of charge to patients in Brazil from 2014 to 2019. In connection with this matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts to, among others, two Alexion subsidiaries. This notice focuses on: (i) the identity of the importer and (ii) the importation value of SOLIRIS vials in connection with Alexion’s free drug program in Brazil. See Note 16, Commitments and Contingencies to the condensed consolidated financial statements for more information on this matter);

•	difficulties in establishing and enforcing contractual and intellectual property rights;

•	compliance with complex import and export control laws;

•	trade restrictions and restrictions on direct investments by foreign entities;

•	compliance with local tax, employment and labor laws;

•	costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions;

•	costs and difficulties in managing and monitoring international operations; and

•	longer payment cycles
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
We and our current and future third-party vendors, including contract manufacturers, CROs, distributors and suppliers and logistic providers are subject to rigorous and extensive regulation by governmental authorities around the world, including the FDA, EMA, the competent authorities of the EU Member States and the MHLW. These regulations, many of which are complex, relate to almost all aspects of our business, including GCP, GLP, cGMP and pharmacovigilance rules (for additional information on the regulations relating to our business, see “Business - Government Regulation” in Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2019). If we or a regulatory agency discover previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured (such as product contamination), or in the case of KANUMA, problems with animal operations, a regulatory agency may impose restrictions on that applicable product, the manufacturing facility or us. In 2013, we received a Warning Letter from the FDA relating to compliance with FDA’s cGMP requirements at one of our facilities, which was remediated. If we had failed to address the FDA’s concerns or if we (or one of our third-party contract manufacturers) were to receive another Warning Letter in the future relating to cGMP or other applicable regulations, the FDA or other regulatory authorities could take regulatory action, including fines, civil penalties, recalls, seizure of product, suspension of manufacturing operations, operating restrictions, injunctions, suspension of clinical trials, withdrawal of FDA (or other regulatory authority) approval and/or criminal prosecution.
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
Our product candidates require extensive clinical testing and regulatory approval and failure to satisfy regulatory requirements relating to safety and efficacy thresholds may prevent us from being able to market our products and limit our ability to grow our business and diversify our revenue.
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
Following marketing approval of a pharmaceutical product, the safety profile of such product continues to be closely monitored by the FDA and other foreign regulatory authorities. Regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, filling, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements and export of biologics and small molecule compounds. Included in the post-

approval marketing requirements are, for example, the REMS program for both SOLIRIS and ULTOMIRIS in the U.S., and a REMS program can be updated from time to time by the FDA and such updates can be costly and burdensome to implement.
We are required to report any serious and unexpected adverse experiences and certain quality problems with our products to the FDA, the EMA, the MHLW and other health agencies. Adverse safety events involving our products may have a negative impact on our business. Discovery of safety issues with our products could result in product liability claims and could cause additional regulatory scrutiny and requirements for additional labeling or safety monitoring, withdrawal of products from the market and the imposition of fines or criminal penalties. In addition, governmental authorities are making greater amounts of safety information directly available to the public through periodic safety update reports, patient registries and other reporting requirements. The reporting of adverse safety events may also damage physician, patient and/or investor confidence in our products and our reputation. Any adverse events in connection with the use of our products could result in liabilities, loss of revenues, material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges, product liability claims and other adverse impacts on our results of operations.
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
Other related federal and state laws and regulations that may affect our ability to operate include, among others, the federal False Statements Statute, the federal Civil Monetary Penalties Law, HIPAA, the federal Open Payments program, state anti-kickback and false claims acts, and state and local disclosure requirements and marketing restrictions. Additional information about the scope of these requirements and potential penalties is provided under “Government Regulation - Fraud and Abuse” included in Part I, Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries, including Brazil, Colombia, Japan, Russia and

Turkey. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also sought information related to our recalls of specific lots of SOLIRIS and related securities disclosures. Alexion has been cooperating with these investigations, and DOJ recently informed us that it has closed its inquiry into these matters. We have been engaged in discussions with the SEC to resolve its investigation, and we recently reached an agreement in principle with the SEC Enforcement Division staff to settle the claims relating to the SEC investigation, pursuant to which we would pay an aggregate amount less than $25 million to resolve the investigation. While we have reached an agreement in principle with the SEC, there can be no assurance that a definitive agreement reflecting the terms of the agreement in principle will be agreed to or finalized. If no such definitive agreement is reached, or if the terms of any definitive agreement are different than the agreement in principle, it is possible that a loss related to these matters may be incurred and such amount may be greater than the amounts contemplated by the agreement in principle. In addition, if we fail to reach a definitive agreement and the SEC continues its investigation, the SEC may pursue litigation to determine whether our operations or activities are not or were not in compliance with existing laws or regulations and such action could result in the imposition of fines, civil penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of any such findings could have an adverse effect on our business operations. See Note 16, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on this matter.
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
Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations, or if we are unable to enter into a definitive agreement to settle the 2015 investigations by the SEC focusing on compliance with the FCPA and other applicable laws, future claims in these matters could result in the imposition of a broad range of civil and criminal sanctions against us and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Any attempts to resolve some or all of any such matters may not be successful. If we were to engage in settlement discussions with respect to any current or future investigation or litigation (and we may accrue amounts due to the nature of such discussions), but the matter is not settled, the ultimate resolution may result in monetary or other penalties materially greater or stricter than the amounts or terms that we proposed in discussions (or the amount that we accrued for such matter during negotiations). Additionally, remediation of any such findings resulting from this and any future investigations could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with ongoing investigations, as well as responding to any future U.S., state or foreign governmental investigation or whistleblower lawsuit, has resulted and could continue to result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
Our business could be adversely affected by litigation and regulatory enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigations (as noted above) and enforcement and other legal actions on a variety of matters in the U.S. or foreign jurisdictions, including,  without limitation, intellectual property, regulatory, product liability, tax and custom/import duties, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, product pricing, employment and other claims and legal proceedings which may arise from conducting our business. We are involved in certain legal proceedings. See Note 16, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on certain of these legal proceedings. Legal proceedings are inherently unpredictable, and the outcome can result in costly verdicts, fines and penalties, exclusion from federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time consuming and distracting, and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our product sales, business and results of operations. In addition, product liability is a major risk in testing, selling, using and marketing biotechnology and pharmaceutical products. We may face potential product liability exposure in human clinical trials and for products we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention and could adversely affect our reputation and the demand for our products and result in significant monetary liability.
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
Similar efforts to those in the United States, and in some cases even more aggressive efforts, are being taken by governments to control the costs of pharmaceutical drugs and regulate the industry in countries outside the U.S. In these markets outside the U.S., the pricing and reimbursement of pharmaceutical products is subject to direct or indirect governmental control and such government authorities are increasingly attempting to limit or regulate the price of drug products and due to their control over pricing are able to move quickly to implement pricing changes. In certain cases, governments may challenge the price we charge for our products already delivered to patients under applicable regulations in those countries (and if these governments prevail, we could be required to return amounts to the government or the government may take steps in an attempt to claw-back amounts that were previously paid to us).
We may face uncertainties as a result of federal and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state or foreign legislative or administrative changes relating to healthcare reform may affect our business. The recent COVID-19 pandemic may introduce temporary or permanent healthcare reform measures for which we cannot predict the financial implication on our business.
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
Governments in countries where we operate have adopted or have also shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. We expect that the implementation and enforcement of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or revenues or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects and product candidates. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling our products and materially harm our business, financial condition and results of operations.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B pricing program is described in Pharmaceutical Pricing and Reimbursement in Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019. The 340B ceiling price is calculated using a statutory formula, which is based on, among other prices, the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. We are a participant in the 340B drug pricing program and are, for the applicable covered entities, subject to the price ceiling. Any changes to the 340B drug pricing program, including:

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

Beyond the Public Health Service’s 340B drug pricing program, federal law requires that a company must participate in the Department of Veterans Affairs Federal Supply Schedule (FFS) pricing program to be eligible to have its products paid for with federal funds. If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action with respect to our pricing or participation in government health programs, may be expensive, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. Further, the EU's General Data Protection Regulation (GDPR) and implementing laws in the EU member states that govern the collection and processing of EU residents' personal data and among other requirements, imposes certain consent and data access rights. Such laws may impact, among other things, our ability to conduct clinical trials that involve EU personal data and engage in other activities that require the processing of EU personal data. These laws are complex, subject to interpretation by local authorities, and any determination that we breached such laws could lead to government enforcement actions, significant penalties, and these may adversely impact our operating results.
In May 2018, the GDPR, which applies in all EU Member States, went into effect. The regulation introduced comprehensive data protection requirements in the EU and substantial fines for breaches of the data protection rules. It increased our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.
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

Additionally, in response to the ongoing COVID-19 pandemic, we have required all employees who are able to work from home to do so until further notice. As a result of these measures, and as our employees continue to work from home and access our systems remotely, we may be subject to heightened information security risks, including the risk of cyber attacks.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the first quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2020	—	$107.7	—	$1,033.8
February 1-29, 2020	—	$—	—	$1,033.8
March 1-31, 2020	1.3	$82.8	1.3	$928.3
Total	1.3	$83.1	1.3
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
On October 22, 2019, the Board of Directors approved a new share repurchase authorization of up to $1,000.0.

Item 5.	OTHER INFORMATION.
None.

Item 6.	EXHIBITS.

(a)Exhibits:

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101
The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity the three months ended March 31, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.

** Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: May 6, 2020		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Aradhana Sarin, M.D.
Date: May 6, 2020		Aradhana Sarin, M.D. Executive Vice President and Chief Financial Officer (principal financial officer)