Form 10-Q
period 2020-06-30
ALEXION PHARMACEUTICALS, INC.
filed 2020-07-30
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	$0.0001 par value	219,172,983
Class		Outstanding as of July 28, 2020

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,825.0	$2,685.5
Marketable securities	26.8	64.0
Trade accounts receivable, net	1,372.2	1,243.2
Inventories	577.7	627.6
Prepaid expenses and other current assets	566.2	456.1
Total current assets	5,367.9	5,076.4
Property, plant and equipment, net	1,196.4	1,163.3
Intangible assets, net	2,059.7	3,344.3
Goodwill	5,075.2	5,037.4
Right of use operating assets	209.9	204.0
Deferred tax assets	2,332.4	2,290.2
Other assets	461.7	429.0
Total assets	$16,703.2	$17,544.6
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$861.6	$966.7
Current portion of long-term debt	126.8	126.7
Other current liabilities	131.7	100.9
Total current liabilities	1,120.1	1,194.3
Long-term debt, less current portion	2,311.6	2,375.0
Contingent consideration	374.7	192.4
Deferred tax liabilities	1,946.8	2,081.4
Noncurrent operating lease liabilities	169.4	164.1
Other liabilities	289.8	265.6
Total liabilities	6,212.4	6,272.8
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 239.2 and 237.8 shares issued at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	8,942.4	8,804.7
Treasury stock, at cost, 20.1 and 16.5 shares at June 30, 2020 and December 31, 2019, respectively	(2,470.0)	(2,105.9)
Accumulated other comprehensive loss	(110.9)	(66.8)
Retained earnings	4,129.3	4,639.8
Total stockholders' equity	10,490.8	11,271.8
Total liabilities and stockholders' equity	$16,703.2	$17,544.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net product sales	$1,444.5	$1,202.5	$2,889.1	$2,342.7
Other revenue	0.1	0.8	0.3	1.0
Total revenues	1,444.6	1,203.3	2,889.4	2,343.7
Costs and expenses:
Cost of sales (exclusive of amortization of purchased intangible assets)	144.9	99.2	256.6	185.0
Research and development	221.1	187.6	422.0	383.5
Selling, general and administrative	301.4	299.3	621.3	580.8
Acquired in-process research and development	—	(4.1)	—	(4.1)
Amortization of purchased intangible assets	73.7	80.1	147.4	160.1
Change in fair value of contingent consideration	15.8	6.1	21.6	(22.6)
Acquisition-related costs	4.6	—	42.7	—
Restructuring expenses	—	2.5	(0.8)	11.6
Impairment of intangible assets	2,053.3	—	2,053.3	—
Total costs and expenses	2,814.8	670.7	3,564.1	1,294.3
Operating (loss) income	(1,370.2)	532.6	(674.7)	1,049.4
Other income and expense:
Investment income (expense)	41.5	(14.9)	36.3	27.6
Interest expense	(23.6)	(18.3)	(49.4)	(38.2)
Other income and (expense)	0.2	0.1	(0.7)	2.5
(Loss) income before income taxes	(1,352.1)	499.5	(688.5)	1,041.3
Income tax (benefit) expense	(284.0)	39.7	(178.0)	(6.4)
Net (loss) income	$(1,068.1)	$459.8	$(510.5)	$1,047.7
Earnings (loss) per common share
Basic	$(4.84)	$2.05	$(2.31)	$4.68
Diluted	$(4.84)	$2.04	$(2.31)	$4.64
Shares used in computing earnings (loss) per common share
Basic	220.6	224.2	221.1	224.0
Diluted	220.6	225.6	221.1	225.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(1,068.1)	$459.8	$(510.5)	$1,047.7
Other comprehensive loss, net of tax:
Foreign currency translation	1.5	1.5	(6.5)	(0.5)
Unrealized gains on debt securities	0.3	—	0.1	0.2
Unrealized losses on hedging activities, net of tax of $(3.3) $(12.1) $(11.5) and $(14.3), respectively	(11.2)	(38.9)	(37.7)	(47.9)
Other comprehensive loss, net of tax	(9.4)	(37.4)	(44.1)	(48.2)
Comprehensive (loss) income	$(1,077.5)	$422.4	$(554.6)	$999.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended June 30, 2020	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, March 31, 2020	238.9	$—	$8,864.9	17.8	$(2,213.0)	$(101.5)	$5,197.4	$11,747.8
Repurchase of common stock	—	—	—	2.3	(253.7)	—	—	(253.7)
Issuance of common stock under stock option and stock purchase plans	0.1	—	10.1	—	—	—	—	10.1
Issuance of restricted common stock	0.2	—	—	—	—	—	—	—
Share-based compensation expense	—	—	67.4	—	(3.3)	—	—	64.1
Net loss	—	—	—	—	—	—	(1,068.1)	(1,068.1)
Other comprehensive loss	—	—	—	—	—	(9.4)	—	(9.4)
Balances, June 30, 2020	239.2	$—	$8,942.4	20.1	$(2,470.0)	$(110.9)	$4,129.3	$10,490.8

Three months ended June 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, March 31, 2019	237.0	$—	$8,604.9	12.8	$(1,701.2)	$(20.5)	$2,823.4	$9,706.6
Repurchase of common stock	—	—	—	0.3	(37.6)	—	—	(37.6)
Issuance of common stock under stock option and stock purchase plans	0.1	—	11.2	—	—	—	—	11.2
Issuance of restricted common stock	0.2	—	—	—	—	—	—	—
Share-based compensation expense	—	—	60.9	—	—	—	—	60.9
Net income	—	—	—	—	—	—	459.8	459.8
Other comprehensive loss	—	—	—	—	—	(37.4)	—	(37.4)
Balances, June 30, 2019	237.3	$—	$8,677.0	13.1	$(1,738.8)	$(57.9)	$3,283.2	$10,163.5

Six months ended June 30, 2020	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2019	237.8	$—	$8,804.7	16.5	$(2,105.9)	$(66.8)	$4,639.8	$11,271.8
Repurchase of common stock	—	—	—	3.6	(360.8)	—	—	(360.8)
Issuance of common stock under stock option and stock purchase plans	0.2	—	12.9	—	—	—	—	12.9
Issuance of restricted common stock	1.2	—	—	—	—	—	—	—
Share-based compensation expense	—	—	124.8	—	(3.3)	—	—	121.5
Net loss	—	—	—	—	—	—	(510.5)	(510.5)
Other comprehensive loss	—	—	—	—	—	(44.1)	—	(44.1)
Balances, June 30, 2020	239.2	$—	$8,942.4	20.1	$(2,470.0)	$(110.9)	$4,129.3	$10,490.8

Six months ended June 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2018	236.2	$—	$8,539.1	12.7	$(1,689.9)	$(9.7)	$2,325.8	$9,165.3
Repurchase of common stock	—	—	—	0.4	(48.9)	—	—	(48.9)
Issuance of common stock under stock option and stock purchase plans	0.2	—	21.3	—	—	—	—	21.3
Issuance of restricted common stock	0.9	—	—	—	—	—	—	—
Share-based compensation expense	—	—	116.6	—	—	—	—	116.6
Net income	—	—	—	—	—	—	1,047.7	1,047.7
Other comprehensive loss	—	—	—	—	—	(48.2)	—	(48.2)
Adoption of new accounting standards	—	—	—	—	—	—	(90.3)	(90.3)
Balances, June 30, 2019	237.3	$—	$8,677.0	13.1	$(1,738.8)	$(57.9)	$3,283.2	$10,163.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(510.5)	$1,047.7
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	179.1	193.7
Change in fair value of contingent consideration	21.6	(22.6)
Share-based compensation expense	125.0	117.6
Deferred taxes (benefit)	(226.6)	(40.8)
Unrealized foreign currency loss (gain)	3.3	(4.1)
Unrealized (gain) loss on forward contracts	(11.5)	11.3
Unrealized gain on strategic equity investments	(25.8)	(8.6)
Inventory obsolescence charge	17.2	—
Impairment of intangible assets	2,053.3	—
Other	10.5	(2.3)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(137.6)	(196.4)
Inventories	(15.1)	(24.0)
Prepaid expenses, right of use operating assets and other assets	(54.8)	(126.8)
Accounts payable, accrued expenses, lease liabilities and other liabilities	(88.5)	23.6
Net cash provided by operating activities	1,339.6	968.3
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(19.4)	(41.1)
Proceeds from maturity or sale of available-for-sale debt securities	166.3	139.3
Purchases of mutual funds related to nonqualified deferred compensation plan	(9.5)	(10.9)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	5.3	9.0
Purchases of property, plant and equipment	(18.4)	(82.8)
Payment for acquisition of business, net of cash acquired	(837.7)	—
Purchases of strategic equity investments and options	(38.1)	(43.8)
Purchase of intangible assets	—	(8.0)
Other	—	0.2
Net cash used in investing activities	(751.5)	(38.1)
Cash flows from financing activities:
Payments on term loan	(65.3)	(32.7)
Payments on revolving credit facility	—	(250.0)
Repurchases of common stock	(360.8)	(48.9)
Net proceeds from issuance of common stock under share-based compensation arrangements	12.9	20.5
Other	(17.5)	(2.4)
Net cash used in financing activities	(430.7)	(313.5)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8.1)	0.7
Net change in cash and cash equivalents and restricted cash	149.3	617.4
Cash and cash equivalents and restricted cash at beginning of period	2,723.6	1,367.3
Cash and cash equivalents and restricted cash at end of period	$2,872.9	$1,984.7

	Six months ended June 30,
	2020	2019

Supplemental cash flow disclosures from investing and financing activities:
Contingent consideration issued in acquisitions	$155.0	$—
Fair value of strategic investment and purchase option acquired, less upfront cash paid	$—	$27.4
Operating ROU lease assets obtained in exchange for operating lease liabilities	$15.9	$20.7
Accounts payable and accrued expenses for purchases of property, plant and equipment and intangible assets	$12.0	$14.3
The following provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statement of cash flows:

	Six months ended June 30,
	2020	2019

Cash and cash equivalents	$2,825.0	$1,984.2
Restricted cash included in other current assets	47.8	0.1
Restricted cash included in other noncurrent assets	0.1	0.4
Total cash and cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows	$2,872.9	$1,984.7

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

1.Business
Alexion Pharmaceuticals, Inc. (Alexion, the Company, we, our or us) is a global biopharmaceutical company focused on serving patients and families affected by rare diseases and devastating conditions through the discovery, development and commercialization of life-changing medicines.
As a leader in rare diseases for more than 25 years, Alexion has developed and commercializes two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS), as well as the first and only approved complement inhibitor to treat anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and neuromyelitis optica spectrum disorder (NMOSD) in patients who are anti-aquaporin-4 (AQP4) antibody positive. Alexion also has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D). With the acquisition of Portola Pharmaceuticals, Inc. (Portola) in July 2020, we added the first and only approved Factor Xa inhibitor reversal agent for patients treated with rivaroxaban or apixaban when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding.
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
2.Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
Use of Estimates
Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, expenses and disclosure of contingent liabilities in our condensed consolidated financial statements.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of July 30, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
New Accounting Pronouncements
Accounting Standards Update (ASU) 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”: In December 2019, the Financial Accounting Standards Board (FASB) issued a new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.
ASU 2020-01, “Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging - Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815”: In January 2020, the FASB issued a new standard intended to clarify the interactions between Accounting Standards Codification (ASC) 321, ASC 323 and ASC 815. The new standard addresses accounting for the transition into and out of the equity method and measurement of certain purchased options and forward contracts to acquire investments. The standard is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. Adoption of the standard requires changes to be made prospectively. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.
ASU 2020-04, “Reference Rate Reform, Facilitation of the Effects of Reference Rate Reform on Financial Reporting": In response to concerns about structural risks of interbank offered rates, and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. In March 2020, the FASB issued a new standard that provides optional guidance for a limited time to ease the potential burden in accounting for the effects of reference rate reform, including optional expedients and exceptions for the accounting implications of contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.
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
Qualifying CCA implementation, set-up and other upfront costs incurred after January 1, 2020 are capitalized as other assets in our condensed consolidated balance sheets. These assets will be expensed over the term of the hosting arrangement and such expense will be presented within the same line item in our condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. These capitalized costs will be evaluated for impairment when events or changes in circumstances indicate that the carrying value of the capitalized implementation costs is not recoverable. For the six months ended June 30, 2020, capitalized CCA implementation costs were not material.
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
As of June 30, 2020, we reassessed our estimated credit losses on our trade accounts receivable, including consideration of the potential impacts of the COVID-19 global pandemic. Based on the relevant facts and economic conditions as of June 30, 2020, we concluded that the expected credit losses on our trade accounts receivable continued to be immaterial.
3.Acquisitions
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
The transaction was accounted for as a business combination. The following table summarizes the total consideration transferred to acquire Achillion and the estimated fair value of the identified assets acquired and liabilities assumed at the acquisition date:

Consideration
Upfront payment to shareholders and option holders	$926.2
Upfront payment, fair value of equity compensation attributable to the post-combination service period	(20.0)
Upfront cash paid, net	906.2

Contingent consideration	160.7
Contingent consideration, fair value of equity compensation attributable to the post-combination service period	(5.7)
Total consideration	$1,061.2

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$68.5
Marketable securities	106.1
In-process research & development assets (IPR&D)	918.0
Goodwill	37.8
Deferred tax liabilities, net	(62.9)
Other assets and liabilities, net	(6.3)
Total net assets acquired	$1,061.2

Our accounting for this acquisition was finalized during the second quarter of 2020. Measurement period adjustments increased goodwill by $3.1 during the second quarter of 2020 due to purchase price allocation increases to deferred tax liabilities, net. Measurement period adjustments were recorded as a result of studies completed during the second quarter of 2020 to determine the tax deductibility of certain acquisition-related costs and the valuation of historical net operating loss and income tax credit carryforwards.
The initial fair value estimate of the contingent consideration in the form of non-tradeable CVRs was $160.7, which was recorded as a noncurrent liability in our condensed consolidated balance sheet, including $5.7 related to compensation attributable to the post-combination service period. We determined the fair value of these milestone-related payment obligations using various estimates, including probabilities of success prior to expiration of the specified period, discount rates and the amount of time until the conditions of the milestone payments are expected to be met. This fair value measurement is based on significant inputs not observable in the market, representing Level 3 measurements within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate ranging from 2.1% to 2.3%. The range of estimated milestone payments is from zero, if no milestones are achieved for any product, to $306.3 if certain development and regulatory milestones are achieved.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the potential achievement of the milestones. At June 30, 2020, the fair value of the contingent consideration for the Achillion acquisition was $190.1 based on the probability-weighted cash flows, discounted using a cost of debt ranging from 0.4% to 0.7%. Changes in fair value of the contingent consideration associated with the Achillion acquisition for the three and six months ended June 30, 2020 was $27.6 and $29.3 respectively. We continue to evaluate our development plans with respect to danicopan and ACH5228. The fair value of contingent consideration may change in future periods if we decide to pursue danicopan and ACH5228 in additional indications which may change the probability and timing of meeting certain milestones.
The aggregate fair value of equity compensation attributable to the post-combination service period was $25.7. This amount was excluded from the total consideration transferred and was recognized as a charge to acquisition-

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
related costs in our condensed consolidated statements of operations. These amounts were associated with the accelerated vesting of stock options previously granted to Achillion employees. Excluding the $5.7 of contingent consideration related to equity compensation attributable to the post-combination service period, such amounts were paid during the first quarter 2020.
Intangible assets associated with IPR&D relate to two development-stage programs, ACH-4471 (ALXN2040) and ACH-5228 (ALXN2050). The estimated fair value of $918.0 was determined using the excess earnings valuation method, a variation of the income valuation approach. The excess earnings valuation method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. Some of the more significant assumptions utilized in our asset valuations included the estimated net cash flows for each asset, including net revenues, cost of sales, research and development and other operating expenses, the potential regulatory and commercial success rates, competitive trends impacting the assets, and tax rates. The fair value using the excess earnings valuation method was determined using an estimated weighted average cost of capital for Achillion of 11.5%, which represents a rate of return that a market participant would expect for these assets. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. In the second quarter 2020, we recognized an impairment charge of $11.0 to write off our ACHN-4471 (ALXN2040) IPR&D asset due to clinical results received during the quarter.
The excess of purchase price over the fair value of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill, which is not tax-deductible, has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The factors that contributed to the recognition of goodwill include the value of the acquired workforce, synergies that are specific to our business and not available to market participants, and early research in preclinical Factor D inhibitors, as well as the effects of the establishment of a deferred tax liability for the acquired IPR&D intangible assets, which has no tax basis.
We recorded a net deferred tax liability of $62.9, inclusive of measurement period adjustments recorded during the second quarter 2020. This amount was primarily comprised of $205.3 of deferred tax liabilities relating to the IPR&D acquired, offset by $142.4 of deferred tax assets related to net operating loss carryforwards (NOLs), income tax credits, and other temporary differences.
Achillion's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three and six months ended June 30, 2020, we recorded $12.9 and $26.8, respectively, of pre-tax operating losses excluding transaction costs and impairment charges, associated with the operations of Achillion in our condensed consolidated statements of operations. We also recorded acquisition-related costs in connection with the acquisition during the three and six months ended June 30, 2020 as presented below. No revenues were recorded in the results of operations during the three or six months ended June 30, 2020 as neither ALXN2040 nor ALXN2050 has been approved for commercial sale by any regulatory agency.
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

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Pro forma revenue	$1,444.6	$1,203.3	$2,889.4	$2,343.7
Pro forma net (loss) income	$(1,068.1)	$440.3	$(493.2)	$956.0

The unaudited pro forma consolidated results include pro forma adjustments related to non-recurring activity. Alexion and Achillion acquisition-related costs of $(0.1) and $53.2, respectively, net of tax, were excluded from net income for the three and six months ended June 30, 2020. These expenses were included in net income for the three and six months ended June 30, 2019.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Portola Pharmaceuticals, Inc.
In May 2020, Alexion entered into a definitive merger agreement to acquire Portola Pharmaceuticals, Inc. (Portola), a commercial-stage biopharmaceutical company focused on life-threatening blood-related disorders. Portola’s commercialized medicine, ANDEXXA®, marketed as ONDEXXYA® in Europe, is the first and only approved Factor Xa inhibitor reversal agent, and has demonstrated transformative clinical value by rapidly reversing the anticoagulant effects of Factor Xa inhibitors rivaroxaban and apixaban in severe and uncontrolled bleeding. The acquisition provides the opportunity to grow the commercial portfolio and is a strategic fit with our existing expertise in hematology and neurology.
Alexion completed the acquisition through a tender offer and subsequent merger of Portola with Odyssey Merger Sub Inc., a wholly owned subsidiary of Alexion. The acquisition closed on July 2, 2020. Under the terms of the tender offer and merger agreement, Alexion's subsidiary (Odyssey Merger Sub Inc.) purchased all outstanding common stock of Portola for $18.00 per share, or an aggregate of approximately $1,380.1, including the settlement of certain of Portola's outstanding equity awards but excluding shares of Portola stock held by Alexion at closing. The acquisition was funded by cash on hand. In connection with the acquisition, Alexion also paid $196.9 to settle certain debt held by Portola that was subject to preexisting change of control provisions.
We anticipate accounting for the transaction as a business combination and are currently evaluating the purchase price allocation. Due to the proximity of the completion of the acquisition to the filing of this Quarterly Report on Form 10-Q, it is not practicable to provide preliminary purchase price allocation of the fair value of the assets purchased and liabilities assumed in the transaction. The Company expects to complete the preliminary purchase price allocation in the third quarter of 2020.
In connection with the acquisition, we assumed royalty-based debt which requires repayment through tiered royalties on future net worldwide sales of ANDEXXA. Total potential royalty payments are capped at approximately $290.0.
Acquisition-Related Costs
Acquisition-related costs recorded within the condensed consolidated statement of operations associated with our acquisitions of Achillion and Portola for the three and six months ended June 30, 2020 and 2019 include the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Transaction costs (1)	$4.2	$—	$5.6	$—
Integration costs	0.9	—	1.0	—
Fair value of equity compensation attributable to the post-combination service period	—	—	25.7	—
Restructuring-related costs (2)	(0.5)	—	10.4	—
	$4.6	$—	$42.7	$—
(1) Transaction costs primarily include legal fees related to the acquisition of Portola as well as costs incurred to effectuate the settlement of the Achillion outstanding options
(2) Restructuring-related costs include liabilities recognized, and subsequent changes in estimates recorded for, severance payments and one-time short-term retention awards agreed to in connection with the acquisition of Achillion.
Acquisition-related costs attributable to the Achillion acquisition for the three and six months ended June 30, 2020 was $(0.1) and $38.0, respectively. Acquisition-related costs attributable to Portola acquisition for three and six months ended June 30, 2020 was $4.7. All Portola acquisition-related costs incurred were attributable to transaction and integration costs.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
4.Inventories
The components of inventory are as follows:

	June 30,	December 31,
	2020	2019
Raw materials	$73.9	$41.2
Work-in-process	81.3	180.8
Finished goods	422.5	405.6
	$577.7	$627.6

As of June 30, 2020 and December 31, 2019, the carrying value of capitalized inventory manufactured at production facilities that have not yet received regulatory approval was $76.9 and $60.5, respectively.
5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization and impairment charges:

		June 30, 2020				December 31, 2019
	Estimated Life (years)	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization	Net
Licensing rights	3-8	$57.0	$(36.5)		$20.5	$57.0	$(34.7)	$22.3
Patents	7	10.5	(10.5)		—	10.5	(10.5)	—
Purchased technology	6-16	4,710.5	(3,578.4)	(a)	1,132.1	4,710.5	(1,388.7)	3,321.8
Other intangibles	5	0.4	(0.3)		0.1	0.4	(0.2)	0.2
Acquired IPR&D	Indefinite	907.0	—		907.0	—	—	—
Total		$5,685.4	$(3,625.7)		$2,059.7	$4,778.4	$(1,434.1)	$3,344.3
Goodwill	Indefinite	$5,078.1	$(2.9)		$5,075.2	$5,040.3	$(2.9)	$5,037.4
(a) Includes an impairment charge of $2,042.3 recognized during the second quarter 2020 related to the KANUMA intangible asset
In connection with our acquisition of Achillion during the first quarter of 2020, we acquired IPR&D programs with a fair value of $918.0 and recorded goodwill of $37.8. For additional information on our acquisition of Achillion, please see Note 3, Acquisitions. In the second quarter 2020, we recognized an impairment charge of $11.0 to write off the cost basis of our ACHN-4471 (ALXN2040) acquired in-process research and development asset due to clinical results received during the quarter.
Amortization expense for the three months ended June 30, 2020 and 2019 was $74.6 and $81.2, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $149.3 and $161.7, respectively. As of June 30, 2020, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $56.5 for the six months ending December 31, 2020, and approximately $113.0 for each of the years ending December 31, 2021 through December 31, 2025.
During the quarter ended June 30, 2020, based on continued challenges expanding patient growth and new alternative commercial opportunities, the Company revised its strategic view of KANUMA and determined that we have exhausted commercially viable initiatives related to KANUMA and will have difficulty expanding patient growth over the long term as we focus on promoting other commercial programs and growing our pipeline. As a result, we no longer expect to increase the number of KANUMA patients in the long term at the rate previously assumed. This determination resulted in reduced cash flow projections for KANUMA, which indicated that the related intangible asset value was not fully recoverable on an undiscounted cash flows basis. On June 30, 2020, the Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to KANUMA that, when compared with its related carrying value, resulted in an impairment charge of $2,042.3.
The estimated fair value of the KANUMA asset as of June 30, 2020 was determined using the excess earnings method, a variation of the income approach. The excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Long term cash flow projections for the asset require the use of significant estimates and judgements, including discount rates and revenue growth rates, and were based on the Company’s most recent

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
strategic plan. The fair value of the asset was determined using an estimated weighted average cost of capital of 10.0%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. The estimated revenue growth rates fluctuate over the life of the asset, with a weighted average growth rate in the low single digits. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The estimated fair value of the KANUMA intangible asset as of June 30, 2020 was $820.0 and will continue to be amortized over its remaining estimated useful life. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.
The following summarizes the changes in the carrying amount of goodwill:

June 30, 2020
Balance at December 31, 2019	$5,037.4
Goodwill resulting from the acquisition of Achillion	37.8
Balance at June 30, 2020	$5,075.2

6.Debt
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
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs in 2018. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended June 30, 2020 and 2019 was $1.2 and $1.3, respectively. Amortization expense associated with deferred financing costs for the six months ended June 30, 2020 and 2019 was $2.4 and $2.5, respectively. Remaining unamortized deferred financing costs as of June 30, 2020 and December 31, 2019 were $13.4 and $15.8, respectively.
We made principal payments of $32.7 and $65.3 on the term loan during the three and six months ended June 30, 2020, respectively, and as of June 30, 2020, we had $2,449.2 outstanding on the term loan. We had no outstanding borrowings under the revolving credit facility as of June 30, 2020. As of June 30, 2020, we had open letters of credit of $1.0 that offset our availability in the revolving credit facility.
The amount outstanding under the term loan of $2,449.2 as of June 30, 2020 is subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of the obligation approximates fair value.
We were in compliance with all applicable covenants under the Credit Agreement as of June 30, 2020.
7.Earnings Per Common Share
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following table summarizes the calculation of basic and diluted EPS for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income used for basic and diluted calculation	$(1,068.1)	$459.8	$(510.5)	$1,047.7
Shares used in computing earnings (loss) per common share—basic	220.6	224.2	221.1	224.0
Weighted-average effect of dilutive securities:
Stock awards	—	1.4	—	1.7
Shares used in computing earnings (loss) per common share—diluted	220.6	225.6	221.1	225.7
Earnings (loss) per common share:
Basic	$(4.84)	$2.05	$(2.31)	$4.68
Diluted	$(4.84)	$2.04	$(2.31)	$4.64

We exclude from diluted EPS the weighted-average number of securities whose effect is anti-dilutive. For the three and six months ended June 30, 2020, we reported a net loss; therefore, no outstanding stock awards were included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. Excluded from the calculation of EPS for the three and six months ended June 30, 2019 were 1.9 and 2.9 shares of common stock, respectively, because their effect is anti-dilutive.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
8.Marketable Securities
The proceeds from maturities and sales of available-for-sale debt securities and resulting realized gains and losses are summarized below. In the second quarter of 2020, we liquidated all of our available-for-sale debt securities to fund the acquisition of Portola, which closed on July 2, 2020.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Proceeds from maturities and sales (1)	$204.5	$798.6	$1,016.9	$1,626.3
Realized gains	$—	$—	$—	$—
Realized losses	$—	$—	$—	$—
 (1) Proceeds from maturities and sales of available-for-sale debt securities include securities previously classified as cash and cash equivalents and marketable securities in the condensed consolidated balance sheet

We utilize the specific identification method in computing realized gains and losses.
As a result of our liquidation of all available-for-sale debt securities during the second quarter 2020, we have no remaining available-for-sale debt securities as of June 30, 2020. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of December 31, 2019 were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Commercial paper	$246.9	$—	$—	$246.9
Corporate bonds	24.3	—	—	24.3
Other government-related obligations:
U.S.	70.4	—	—	70.4
Bank certificates of deposit	27.4	—	—	27.4
Total available-for-sale debt securities	$369.0	$—	$—	$369.0

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2019 was $21.5. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2019.
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheets were as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$—	$328.1
Marketable securities	—	40.9
	$—	$369.0

We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of June 30, 2020 and December 31, 2019, the fair value of these investments was $26.8 and $23.1, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
9.Derivative Instruments and Hedging Activities
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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of June 30, 2020, we had open revenue related foreign exchange forward contracts with notional amounts totaling $802.1 that qualified for hedge accounting with current contract maturities through June 2021. As of June 30, 2020, we had open expense related foreign exchange forward contracts with notional amounts totaling $11.3 that qualified for hedge accounting with contract maturities through September 2022.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes the total interest rate swap contracts executed as of June 30, 2020:

Type of Interest Rate Swap Contract	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	$450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	$1,300.0	December 2019	December 2022	2.37% - 2.83%

The amount of gains and (losses) recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	June 30, 2020		June 30, 2019
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,444.5	$(23.6)	$1,202.5	$(18.3)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$9.5	$—	$9.1	$—
Interest rate swap contracts	$—	$(10.0)	$—	$4.5

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$2,889.1	$(49.4)	$2,342.7	$(38.2)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$20.9	$—	$16.1	$—
Interest rate swap contracts	$—	$(14.6)	$—	$9.1

The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Foreign Exchange Forward Contracts:
(Loss) gain recognized in AOCI, net of tax	$(6.1)	$(3.9)	$19.9	$10.3
Gain reclassified from AOCI to net product sales, net of tax	$7.4	$7.0	$16.2	$12.4
Interest Rate Swap Contracts:
Loss recognized in AOCI, net of tax	$(5.4)	$(24.6)	$(52.7)	$(38.8)
(Loss) gain reclassified from AOCI to interest expense, net of tax	$(7.7)	$3.4	$(11.3)	$7.0

Assuming no change in foreign exchange rates from market rates at June 30, 2020, $11.3 of gains recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at June 30, 2020, $45.5 of losses recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts were immaterial as of June 30, 2020.
We enter into foreign exchange forward contracts, with durations of up to 7 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of June 30, 2020, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,936.4.
We recognized a loss of $3.2 and $5.8, in other income and (expense) for the three months ended June 30, 2020 and 2019, respectively, associated with the foreign exchange contracts not designated as hedging instruments. We recognized a gain (loss) of $13.0 and $(2.6), in other income and (expense) for the six months ended June 30, 2020 and 2019, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following tables summarize the fair value of outstanding derivatives as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$14.6	Other current liabilities	$3.6
Foreign exchange forward contracts	Other assets	—	Other liabilities	0.4
Interest rate swap contracts	Prepaid expenses and other current assets	—	Other current liabilities	45.5
Interest rate swap contracts	Other assets	—	Other liabilities	69.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	28.9	Other current liabilities	20.6
Total fair value of derivative instruments		$43.5		$139.7

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.7	Other current liabilities	$6.2
Foreign exchange forward contracts	Other assets	0.6	Other liabilities	1.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	Other current liabilities	19.5
Interest rate swap contracts	Other assets	—	Other liabilities	41.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17.2	Other current liabilities	20.4
Total fair value of derivative instruments		$30.5		$89.1

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

	June 30, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$43.5	$—	$43.5	$(23.3)	$—	$20.2
Derivative liabilities	$(139.7)	$—	$(139.7)	$23.3	$—	$(116.4)

	December 31, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$30.5	$—	$30.5	$(21.4)	$—	$9.1
Derivative liabilities	$(89.1)	$—	$(89.1)	$21.4	$—	$(67.7)

10.Other Investments
Other investments include strategic investments in equity securities of certain biotechnology companies which we acquired in connection with strategic business development transactions, including license and option agreements. These investments are included in other assets in our condensed consolidated balance sheets.
Moderna
During 2014, we purchased $37.5 of preferred stock of Moderna Therapeutics, Inc. (Moderna), a privately held biotechnology company, which was initially recorded at cost. We began recording the investment at fair value, with the effects of a holding period restriction estimated using an option pricing valuation model, upon Moderna's completion of its initial public offering (IPO) in 2018. During the three and six months ended June 30, 2019, we recognized an unrealized loss of $29.0 and unrealized gain $0.8, respectively, in investment income to adjust our investment in Moderna to fair value. On December 9, 2019, we sold our investment in Moderna for $114.7 in net proceeds, resulting in a realized gain of $77.2 on our initial investment.
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and six months ended June 30, 2020, we recognized an unrealized gain of $5.9 and $2.8, respectively, in investment income to adjust our equity investment in Dicerna to fair value. During the three and six months ended June 30, 2019, we recognized an unrealized gain of $0.9 and $4.2, respectively, in investment income to adjust our equity investment in Dicerna to fair value.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The fair value of this investment was $21.2 and $18.4 as of June 30, 2020 and December 31, 2019, respectively.
Caelum
In January 2019, we purchased $41.0 of preferred stock of Caelum Biosciences (Caelum), a privately-held biotechnology company, and a $16.1 option to acquire the remaining equity in Caelum, based on Phase II data, in connection with an agreement that we entered into with Caelum. Following discussions with the FDA, Caelum changed the design of its clinical development program and a Phase II trial for CAEL-101 commenced during the first quarter of 2020 with plans to initiate Phase III trials in the second half of 2020. In December 2019, we amended the terms of the agreement with respect to the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. We accounted for the amendment as an exchange transaction as the terms of the modified option were determined to be substantially different than the terms of the original option. In conjunction with this amendment, we recognized a gain of $32.0 during the fourth quarter 2019 in other income and (expense), which reflects an increase in the fair value of the option, less $20.0 in incremental upfront funding which we accrued as of December 31, 2019 and paid during the first quarter 2020, and $4.1 associated with the change in the fair value of contingent payments which we also modified as part of the amendment. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Caelum and the option to acquire the remaining equity in Caelum do not have a readily determinable fair value, we only adjust the carrying value of the assets for impairment and any subsequent changes resulting from an observable price change in an orderly transaction for identical or similar equity securities of the same issuer.
There were no observable price changes associated with these assets during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the carrying value of the investment and option, respectively, was $41.0 and $64.0. The investment and option were not impaired as of June 30, 2020.
Zealand
In March 2019, we purchased $13.8 of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and six months ended June 30, 2020, we recognized an unrealized loss of $0.8 and $1.0, respectively, in investment income to adjust our equity investment in Zealand to fair value. During the three and six months ended June 30, 2019, we recognized an unrealized gain of $2.9 and $3.6, respectively, in investment income to adjust our equity investment in Zealand to fair value.
The fair value of this investment was $27.5 and $28.5 as of June 30, 2020 and December 31, 2019, respectively.
Eidos
In September 2019, we purchased $19.9 of Eidos Therapeutics, Inc. (Eidos) common stock, in connection with an agreement that we entered into with Eidos, a publicly-traded biopharmaceutical company and subsidiary of BridgeBio Pharma, Inc. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Eidos common stock has a readily determinable fair value, we are recording the investment at fair value, with the effects of a one year holding period restriction estimated using an option pricing valuation model. During the three and six months ended June 30, 2020, we recognized an unrealized gain of $0.6 and unrealized loss of $3.1, respectively, in investment income to adjust our equity investment in Eidos to fair value.
The fair value of this investment was $24.7 and $27.8 as of June 30, 2020 and December 31, 2019, respectively.
Stealth
In October 2019, we purchased $9.6 of Stealth BioTherapeutics Corp. (Stealth) common stock, in connection with an agreement that we entered into with Stealth, a publicly traded clinical-stage biotechnology company. As our equity investment in Stealth common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and six months ended June 30, 2020, we recognized an unrealized gain of $0.9 and unrealized loss of $1.9, respectively, in investment income to adjust our equity investment in Stealth to fair value.
        The fair value of this investment was $2.5 and $4.4 as of June 30, 2020 and December 31, 2019, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Portola
In March 2020 and April 2020, we purchased of $14.5 and $3.6, respectively, of common stock of Portola Pharmaceuticals, Inc., a publicly traded commercial-stage biotechnology company. As our equity investment in the common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and six months ended June 30, 2020, we recognized an unrealized gain of $29.0 and $29.6, respectively, in investment income to adjust our equity investment in Portola to fair value.
The fair value of this investment was $47.7 as of June 30, 2020. Upon closing of the acquisition of Portola on July 2, 2020 the equity investment was derecognized and included in the fair value of consideration transferred.
11.Stockholders' Equity
Share Repurchases
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to $1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 2.3 and 0.3 shares of our common stock at a cost of $253.7 and $37.6 during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we repurchased 3.6 and 0.4 shares of our common stock at a cost of $360.8 and $48.9, respectively.
On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. As of July 28, 2020, there is a total of $2,174.7 remaining for repurchases under the repurchase program.
12.Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables summarize the changes in AOCI, by component, for the six months ended June 30, 2020 and 2019:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$(9.2)	$(0.1)	$(40.1)	$(17.4)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	0.1	(32.8)	(6.5)	(39.2)
Amounts reclassified from other comprehensive income	—	—	(4.9)	—	(4.9)
Net other comprehensive income (loss)	—	0.1	(37.7)	(6.5)	(44.1)
Balances, June 30, 2020	$(9.2)	$—	$(77.8)	$(23.9)	$(110.9)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$(2.6)	$(0.3)	$9.6	$(16.4)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	(28.5)	(0.5)	(28.8)
Amounts reclassified from other comprehensive income	—	—	(19.4)	—	(19.4)
Net other comprehensive income (loss)	—	0.2	(47.9)	(0.5)	(48.2)
Balances, June 30, 2019	$(2.6)	$(0.1)	$(38.3)	$(16.9)	$(57.9)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

The table below provides details regarding significant reclassifications from AOCI during the three and six months ended June 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended June 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the six months ended June 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2020	2019	2020	2019
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$9.5	$9.1	$20.9	$16.1	Net product sales
Interest rate swap contracts	(10.0)	4.5	(14.6)	9.1	Interest expense
	(0.5)	13.6	6.3	25.2
	0.2	(3.2)	(1.4)	(5.8)	Income tax (benefit) expense
	$(0.3)	$10.4	$4.9	$19.4

13.Fair Value Measurement
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
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at June 30, 2020
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$1,212.8	$—	$1,212.8	$—
Marketable securities	Mutual funds	$26.8	$26.8	$—	$—
Other assets	Equity securities	$123.6	$98.9	$24.7	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$43.5	$—	$43.5	$—
Other current liabilities	Foreign exchange forward contracts	$24.2	$—	$24.2	$—
Other liabilities	Foreign exchange forward contracts	$0.4	$—	$0.4	$—
Other current liabilities	Interest rate contracts	$45.5	$—	$45.5	$—
Other liabilities	Interest rate contracts	$69.6	$—	$69.6	$—
Contingent consideration	Acquisition-related contingent consideration	$374.7	$—	$—	$374.7
Other current liabilities	Other contingent payments	$11.4	$—	$—	$11.4

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

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2020.
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
As of June 30, 2020, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
Acquisition-Related Contingent Consideration
In connection with our prior business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of June 30, 2020, the resulting probability-weighted cash flows were discounted using a cost of debt ranging from 0.4% to 0.7% for developmental and regulatory milestones and a weighted average cost of capital of 9.0% for sales-based milestones. As of December 31, 2019, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 9.0% for sales-based milestones.
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
As of June 30, 2020, estimated future contingent milestone payments related to our business combinations range from zero if no milestone events are achieved, to a maximum of $908.3 if all development, regulatory and sales-based milestones are reached.
As of June 30, 2020, the fair value of acquisition-related contingent consideration was $374.7. Amounts issued during the six months ended June 30, 2020, represent the fair value of the non-tradeable CVRs recorded in connection with the acquisition of Achillion. See Note 3, Acquisitions. The following table represents a roll-forward of our acquisition-related contingent consideration:

Six Months Ended June 30, 2020
Balance at beginning of period	$192.4
Amounts issued	160.7
Changes in fair value	21.6
Balance at end of period	$374.7
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
In December 2019, following FDA feedback which resulted in the redesign and expansion of Caelum's planned clinical development program for CAEL-101, we amended the terms of our existing option agreement with Caelum. The amendment modified the terms of the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. In April 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones. The remaining $15.0 of contingent payments continues to meet the definition of a derivative liability.
Each reporting period, we adjust the derivative liability associated with the contingent payments to fair value with changes in fair value recognized in other income and expense. Changes in fair values reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of the liability related to the passage of time. As of June 30, 2020, the fair value of our remaining contingent payments was $11.4, based on the probability-weighted cash flows, discounted using a cost of debt of 2.1%. We recorded $0.1 and $2.4 of expense in other income and (expense) during the three and six months ended June 30, 2020, respectively, related to the change in the fair value of the liability. We recorded $0.3 of expense in other income and (expense) during the three and six months ended June 30, 2019 related to the change in the fair value of the liability.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
14.Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SOLIRIS
United States	$553.3	$496.3	$1,109.5	$960.0
Europe	247.9	280.2	511.4	544.7
Asia Pacific	82.4	110.3	169.5	211.2
Rest of World	91.9	94.0	208.0	226.9
Total	$975.5	$980.8	$1,998.4	$1,942.8

ULTOMIRIS
United States	$158.1	$54.2	$289.6	$78.8
Europe	32.0	—	65.8	—
Asia Pacific	59.6	—	116.7	—
Rest of World	1.4	—	1.8	—
Total	$251.1	$54.2	$473.9	$78.8

STRENSIQ
United States	$140.7	$106.2	$268.8	$205.7
Europe	18.3	19.5	42.3	37.0
Asia Pacific	15.0	12.1	28.6	22.0
Rest of World	10.3	3.5	16.8	6.7
Total	$184.3	$141.3	$356.5	$271.4

KANUMA
United States	$15.4	$15.3	$31.8	$29.1
Europe	8.4	6.8	15.9	13.1
Asia Pacific	0.9	1.3	1.8	2.1
Rest of World	8.9	2.8	10.8	5.4
Total	$33.6	$26.2	$60.3	$49.7

Total Net Product Sales	$1,444.5	$1,202.5	$2,889.1	$2,342.7

Contract Balances and Receivables
Contract liabilities relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated balance sheets.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	June 30, 2020	December 31, 2019
Receivables, which are included in "Trade accounts receivable, net"	$1,372.2	$1,243.2
Contract liabilities, which are included in "Other current liabilities"	$24.7	$6.8

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
15.Income Taxes
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
Additionally, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and provides a technical correction to the 2017 Tax Act to generally provide qualified improvement property a 15-year cost-recovery period and allow 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and six months ended June 30, 2020, or to our U.S. federal and state net deferred tax liabilities as of June 30, 2020.
Tax Rate
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Income tax (benefit) expense	$(284.0)	$39.7	$(178.0)	$(6.4)
Effective income tax rate	21.0%	7.9%	25.9%	(0.6)%

Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the second quarter 2020, we recognized an impairment charge of $2,042.3 related to the KANUMA intangible asset, resulting in a deferred tax benefit of $377.3. See Note 5, Intangible Assets and Goodwill, for additional information on the impairment charge. These deferred tax benefits increased the effective tax rate for the six months ended June 30, 2020 by approximately 11.1%.
The income tax expense for the six months ended June 30, 2019 includes one-time tax benefits recorded during the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure. The deferred tax benefits included $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the six months ended June 30, 2019 by approximately 12.1%.
In April 2020 we became aware of a European withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We continue to evaluate whether the interpretation of this regulation applies to our facts and circumstances, and, based on our preliminary analysis, we recorded an immaterial reserve related to this matter during the second quarter of 2020.
In July 2020, the U.S. Department of Treasury released certain proposed and final regulations which were originally enacted under the 2017 Tax Act. We are currently assessing the impact of these regulations on our financial condition and results of operations.
In 2017, the Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2015. During the second quarter of 2020 we received a Revenue Agent Report (RAR) and held discussions with the IRS regarding a proposed adjustment related to the valuation of certain intellectual property that was contributed into our captive partnership during 2015. The Company agrees with the adjustment as outlined in the RAR and has

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
recognized a previously unrecognized tax benefit in the second quarter of 2020 that did not result in a significant impact to the financial statements. We anticipate the audit will conclude within the next six months.
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
16.Commitments and Contingencies
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
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise the option to acquire the remaining equity in Caelum. These contingent payments meet the definition of a derivative liability and were initially recorded at fair value of $27.1. We allocated the total consideration of $57.1, inclusive of the fair value of the contingent payments, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets. Following discussions with the FDA, Caelum changed the design of its clinical development program and a Phase II trial for CAEL-101 commenced during the first quarter of 2020 with plans to initiate Phase III trials in the second half of 2020. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments. In April 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of June 30, 2020, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
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
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase III study in the U.S. and Europe for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. The market value of the equity investment was $19.9 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $30.1 as research and development expense during the third quarter 2019. As of June 30, 2020, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. The market value of the equity investment was $10.3 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the assets we are licensing, we recorded the upfront license payment of $26.7 as research and development expense during the fourth quarter 2018. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0, which we recorded as research and development expense in the fourth quarter 2019. As of June 30, 2020, excluding accrued milestones, we could be required to pay up to $606.6 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to two of the four potential targets and due to the early stage of the assets we are licensing, we recorded an expense for the upfront payment during the fourth quarter 2017. During the second quarter of 2020, we forfeited our rights to one of the two targets we initially licensed. As of June 30, 2020, we could be required to pay up to $155.0 for the remaining licensed target upon achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales. Each of the two subsequent targets can be licensed for an option fee of $8.0, with contingent payments of up to $160.0 per target, subject to development, regulatory and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, Inc., a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones, of which $130.0 is specific to the subcutaneous formulation.
In addition, excluding accrued milestones, as of June 30, 2020, we have other license agreements under which we may be required to pay up to an additional $42.5 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Asset Sale and Out-License Arrangements
In connection with prior asset sale and out-license arrangements, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. The amount of contingent consideration related to these agreements is fully constrained and therefore has not been recognized as of June 30, 2020.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,069.6, exclusive of future commitments assumed in connection with our acquisition of Portola. This amount includes $105.5 of undiscounted, fixed payments applicable to our CMO embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF facility) prior to the sale of the facility and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to our commitments with Lonza, as of June 30, 2020 we have non-cancellable commitments of approximately $63.1 through 2020 with other third party manufacturers.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the Securities and Exchange Commission (SEC) requesting information related to our grant-making activities and compliance with the Foreign Corrupt Practices Act (FCPA) in various countries. In addition, in October 2015, we received a request from the Department of Justice (DOJ) for the voluntary production of documents and other information pertaining to Alexion’s compliance with the FCPA. The SEC and DOJ also sought information related to Alexion’s recalls of specific lots of SOLIRIS and related securities disclosures.
The investigations focused on operations in various countries, including Brazil, Colombia, Japan, Russia and Turkey, and Alexion's compliance with the FCPA and other applicable laws.
In May 2020, DOJ informed us that it has closed its inquiry into these matters.
On July 2, 2020, we reached a civil settlement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Alexion neither admitted nor denied any wrongdoing in connection with the settlement but

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
agreed to pay $21.5 to the SEC, consisting of amounts attributable to disgorgement, civil penalties, and pre-judgment interest. In July 2020, we remitted $21.5 to the SEC and this amount has been recorded as an accrued liability on the condensed consolidated balance sheet at June 30, 2020.
Alexion is committed to continually focusing on its compliance program and continues to enhance its comprehensive company-wide program that is designed to enhance our business processes, structures, controls, training, talent, and systems across Alexion’s global operations.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced SOLIRIS in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of SOLIRIS to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues for the period between 2009 and 2017 was not determined to be a material amount and was paid in 2018. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. On May 23, 2019, the Federal

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Court of Canada dismissed Alexion's application for judicial review and, as a consequence, affirmed the decision of the PMPRB that we had excessively priced SOLIRIS. On June 21, 2019, Alexion filed a notice of appeal of the Federal Court of Canada's ruling and on October 17, 2019, Alexion filed a memorandum of fact and law in support of the appeal. On December 3, 2019, the Attorney General of Canada filed its memorandum of fact and law in support of the Federal Court of Canada's dismissal of Alexion's appeal of the PMPRB's decision. On December 19, 2019, intervenor, the Minister of Health for the Province of British Columbia, filed a separate memorandum of fact and law in support of the Federal Court of Canada's decision. A hearing date for the appeal has been set for the week of October 19, 2020. Pursuant to an order made by the Federal Court of Canada, as of July 28, 2020, we have placed approximately $54.5 in escrow to secure our obligations pending the final resolution of all appeals in this matter. This amount reflects the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive for sales of SOLIRIS in Canada for the period beginning September 2017 through June 30, 2020. In addition, on a quarterly basis until the appeals process has concluded, Alexion will be required to place amounts into escrow for each vial of SOLIRIS sold in the applicable quarter equal to the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive. Our revenues in Canada have been reduced by $36.8 cumulatively to date, which is our current best estimate of our liability through June 30, 2020 if we lose the appeal of this matter (the amount of our ultimate liability, however, may be greater than this estimate when the appeal process for this matter is concluded).
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
On February 28, 2019, Amgen Inc. (Amgen) petitioned the U.S. Patent and Trademark Office (PTO) to institute Inter Partes Review (IPR) of three patents owned by Alexion that relate to SOLIRIS:  U.S. Patent Nos. 9,725,504; 9,718,880; and 9,732,149. In each case, Amgen alleged the patented subject matter was anticipated and/or obvious in view of prior art, and that the patent claims are therefore invalid. On August 30, 2019, the PTO instituted IPRs of each of the three patents. On May 28, 2020, we entered into a Confidential Settlement and License Agreement (the “Settlement Agreement ”) with Amgen to settle the three IPRs at the Patent Trial and Appeal Board (“PTAB”) of the PTO. Pursuant to the Settlement Agreement, Alexion and Amgen have terminated each of the pending IPRs. In addition, effective March 1, 2025 (or an earlier date in certain circumstances), the Company grants to Amgen (and its affiliates and certain partners) a non-exclusive, royalty-free, license under U.S. patents and patent applications related to eculizumab and various aspects of the eculizumab product that Alexion currently markets and sells under the tradename SOLIRIS. This license will allow Amgen (and its affiliates and certain partners), effective March 1, 2025, the right to make, have made, use, import, have imported, sell, have sold, offer for sale, have offered for sale, distribute, and have distributed in or for the U.S., an eculizumab product.
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
In connection with Alexion’s acquisition of Portola, we have assumed litigation to which Portola was a party. Among the litigation assumed is a securities fraud class action filed against Portola and certain of its officers, directors and underwriters (“Defendants”) under the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, on January 16, 2020, February 7, 2020, and February 28, 2020, stockholders filed three putative class actions in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.); McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.); and Southeastern Pennsylvania Transportation Authority v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-01501 (N.D. Cal.). These cases have since been consolidated, and on April 22, 2020, the Court issued an Order appointing the Alameda County Employees’ Retirement Association (“ACERA”) as Lead Plaintiff in the litigation. ACERA filed its amended consolidated complaint on May 20, 2020, asserting that Defendants made misrepresentations and omissions in public disclosures (including in materials issued in connection with the August 7, 2019 securities offering) concerning Portola’s sales of andexanet alfa, marketed as ANDEXXA in the United States and ONDEXXYA in Europe, between January 8, 2019 and February 26, 2020. Specifically, plaintiffs allege that Defendants made materially false and/or misleading statements about the demand for ANDEXXA, usage of ANDEXXA by hospitals and healthcare organizations, and about Portola’s accounting for its return reserves. Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when Portola announced its preliminary unaudited financial results for the fourth quarter of 2019, and again on February 26, 2020 when Portola issued its fourth quarter 2019 financial results. In July 2020, Portola and the Portola Defendants filed a motion to dismiss with the Court. Plaintiffs seek to recover unspecified monetary relief, interest, and attorneys’ fees and costs. Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case (or the ultimate outcome of the case if the motion to dismiss is denied by the court), nor can we estimate the possible loss or range of loss at this time.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. Words such as “anticipates,” "may," "forecasts," “expects,” “intends,” “plans,” "potentially," “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:
•the potential benefits and commercial potential of ULTOMIRIS®, SOLIRIS®, STRENSIQ®, KANUMA® and ANDEXXA® for approved indications and any expanded uses;
•sales of our products in various markets worldwide, pricing for our products, level of insurance coverage and reimbursement for our products, timing regarding development and regulatory approvals for our products or for additional indications or in additional territories;
•plans for clinical trials (and proof of concept trials and exploratory clinical studies), status of our ongoing clinical trials for our product candidates, commencement dates for new clinical trials, clinical trial results and evaluation of our clinical trial results by regulatory agencies;
•potential benefits offered by product candidates, including improved dosing intervals and potential to improve treatment in a number of IgG-mediated and neurological diseases;
•the medical and commercial potential of additional indications for our products;
•the expected timing for the completion and/or regulatory approval of our facilities and facilities of our third-party manufacturers;
•future expansion of our commercial organization and transition to third parties in certain jurisdictions to perform sales, marketing and distribution functions;
•future governmental and regulatory decisions regarding pricing (and discounts) and the adoption, implementation and interpretation of healthcare laws and regulations (and the impact on our business);
•plans, prospects and expected timing for future regulatory approval of products and product candidates;
•competitors, potential competitors and future competitive products (including biosimilars);
•plans to grow our product pipeline (and diversify our business, including through acquisitions) and anticipated benefits to the Company;
•future objective to expand business and sales;
•future plans to retain earnings and not pay dividends;
•expected decisions to appeal certain litigation and intellectual property decisions;
•expectations to realize the carrying value of product inventory;
•impact of accounting standards;
•future costs, operating expenses (including research and development, sales, general and administrative and restructuring expenses) and capital requirements, capital investment, sufficiency of cash to fund operations for at least the next 12 months, ability to make payment on our credit facility and make contingent payment obligations, the sufficiency of our existing capital resources and projected cash needs, price approval and funding processes in various countries;
•the sources of expected increases in cash flow from operations, if any;
•anticipated impact of interest rate changes on financial statements;
•anticipated future milestone, contingent and royalty payments and lease payments (and, in each case, expected impact on liquidity);
•anticipated impact of the COVID-19 pandemic on our business;

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
•timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits;
•collection of accounts receivable and impact of any delay in the future in collecting accounts receivable on financial condition and operations, as well as the ability of counterparties to our derivatives to perform their obligations;
•the safety and efficacy of our products and our product candidates;
•the adequacy of our pharmacovigilance and drug safety reporting processes;
•the uncertainties involved in the drug development process and manufacturing;
•performance and reliance on third party service providers;
•our future research and development activities, plans for acquired programs, our ability to develop and commercialize products with our collaborators, anticipated regulatory approval of acquisitions and anticipated closing of acquisitions;
•periods of patent, regulatory and market exclusivity for our products;
•the scope of our intellectual property and the outcome of any challenges or opposition to our intellectual property; and
•estimates of the capacity of manufacturing and other service facilities to support our business operations, products and product candidates.
Such risks and uncertainties include, but are not limited to, the impact of the COVID-19 pandemic on our business (including our financial results and clinical trials), increased competition, actions by regulatory agencies, product candidates not receiving regulatory approvals, the possibility that expected tax benefits will not be realized, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations and assessments, the securities class action litigation filed in December 2016, the investigation of our Brazilian operations by Brazilian authorities, the tax assessment by the Brazilian Federal Revenue Service, risks related to the short and long-term effects of other government healthcare measures, intellectual property lawsuits, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
Overview
Alexion is a global biopharmaceutical company focused on serving patients and families affected by rare diseases and devastating conditions through the discovery, development and commercialization of life-changing medicines.
As a leader in rare diseases for more than 25 years, Alexion has developed and commercializes two approved complement inhibitors to treat patients with paroxysmal nocturnal hemoglobinuria (PNH) and atypical hemolytic uremic syndrome (aHUS), as well as the first and only approved complement inhibitor to treat anti-acetylcholine receptor (AChR) antibody-positive generalized myasthenia gravis (gMG) and neuromyelitis optica spectrum disorder (NMOSD) in patients who are anti-aquaporin-4 (AQP4) antibody positive. Alexion also has two highly innovative enzyme replacement therapies and the first and only approved therapies for patients with life-threatening and ultra-rare metabolic disorders, hypophosphatasia (HPP) and lysosomal acid lipase deficiency (LAL-D). With the acquisition of Portola Pharmaceuticals, Inc. (Portola) in July 2020, we added the first and only approved Factor Xa inhibitor reversal agent for patients treated with rivaroxaban or apixaban when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding.
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development. Alexion focuses its research efforts on novel molecules and targets in the complement cascade and development efforts on the core therapeutic areas of hematology, nephrology, neurology, metabolic disorders and cardiology.
Recent Developments

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
On June 29, 2020, we announced that the European Commission (EC) approved ULTOMIRIS (ravulizumab) for the treatment of adults and children with a body weight of 10 kg or above with aHUS who are complement inhibitor treatment-naïve or have received SOLIRIS (eculizumab) for at least three months and have evidence of response to eculizumab.
On July 2, 2020, we completed the acquisition of Portola Pharmaceuticals, Inc. (Portola), a commercial-stage biopharmaceutical company focused on life-threatening blood-related disorders, through a tender offer and subsequent merger of Portola with Odyssey Merger Sub Inc., a wholly owned subsidiary of Alexion. Portola’s commercialized medicine, ANDEXXA®, marketed as Ondexxa® in Europe, is the first and only approved Factor Xa inhibitor reversal agent, and has demonstrated transformative clinical value by rapidly reversing the anticoagulant effects of Factor Xa inhibitors rivaroxaban and apixaban in severe and uncontrolled bleeding. Under the terms of the agreement, we acquired all outstanding common stock of Portola for $18.00 per share in cash, or approximately $1,380.1, including the settlement of certain of Portola's outstanding equity awards but excluding shares of Portola stock held by Alexion at closing. The acquisition was funded by cash on hand. In connection with the acquisition, we also paid $196.9 to settle certain debt held by Portola that was subject to preexisting change of control provisions.
On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion.
COVID-19 Pandemic
During the first quarter of 2020, the World Health Organization (WHO) declared the COVID-19 public health crisis a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities worldwide have recommended or imposed various social distancing, quarantine and isolation measures on large portions of the population. While the impact of the COVID-19 pandemic to date on our business has been less than we had initially forecast, it is evolving rapidly and its future effects are difficult to predict with meaningful precision as the impact will depend on many factors beyond the Company’s control and knowledge. As the pandemic continues, we are taking steps that are designed to respond proactively to evolving events and planning for COVID-19 uncertainties. We remain focused on continuing to serve patients, protecting the health and safety of our employees and the communities in which we live and work and supporting our patients in clinical trials.
In early March 2020, we activated a task force designed to assess, mitigate and manage the risks related to COVID-19 to avoid or minimize business disruption, including safeguarding of our facilities, and to ensure the safety and sense of security for our staff. In early March 2020, Alexion closed all sites to non-essential employees and the Company has suspended all travel indefinitely. In early June 2020, Alexion gradually allowed re-entry to certain sites in some geographies, including Switzerland, Germany, Australia, and Japan in accordance with local government laws, regulations and restrictions and our own safety procedures and checklists. Office sites are being reconfigured to maintain physical distancing and we expect to adopt and implement additional precautions commensurate with any expansion of employees returning to worksites.
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
Additionally, while total revenues for the six months ended June 30, 2020 increased from the comparable period in the prior year, we expect that there may be fewer patient/doctor in-person interactions, fewer visits between our representatives and health care providers and the potential inability of our patients to access hospitals or infusion centers (voluntarily or involuntarily), which may result in a reduction in future sales. We are proactively engaging with healthcare professionals virtually and through enhanced digital channels in an effort to mitigate this risk, we have also recently noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak.
We have preclinical studies and clinical testing ongoing across the globe. We have a business continuity plan for our preclinical and clinical trials, including a pandemic response plan. A number of clinical trial sites are restricting site visits and imposing restrictions on the initiation of new trials and patient visits to protect both site staff and patients from possible COVID-19 exposure. Given the safety concerns around COVID-19 and the associated risk to maintaining normal clinical trial operations, we are making decisions study-by-study and country-by-country to minimize the risk to the patients and facilities, and there has been and may continue to be an impact on the timing of trials that are under active enrollment. We are actively implementing remote and local procedures per recent guidance of the U.S. Food and Drug Administration (FDA).

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
In May 2020, Alexion initiated a global Phase III study to investigate ULTOMIRIS® (ravulizumab-cwvz) in a subset of adult patients with COVID-19 who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS). The study is actively enrolling patients and is expected to enroll approximately 270 patients across the U.S., E.U. and Japan and is evaluating the impact of ULTOMIRIS on survival, duration of mechanical ventilation, and duration of hospital stay compared to best supportive care. This follows the FDA's rapid review and acceptance of Alexion’s investigational new drug (IND) application for ULTOMIRIS for severe COVID-19. In recognition of the urgent needs of some patients and in order to streamline the emergency access process, Alexion has opened emergency Expanded Access Programs (EAP) in the U.S. and France for SOLIRIS in severe COVID-19 pneumonia.
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

Paroxysmal Nocturnal Hemoglobinuria (PNH)
PNH is a chronic, progressive, debilitating and life-threatening ultra-rare blood disorder characterized by intravascular hemolysis (destruction of red blood cells) that is mediated by an uncontrolled activation of the complement system, a part of the immune system. PNH red blood cells are exquisitely vulnerable to activated complement, resulting in chronic intravascular hemolysis. Chronic intravascular hemolysis in patients with PNH may be associated with life-threatening thromboses, recurrent pain, kidney disease, disabling fatigue, impaired quality of life, severe anemia, pulmonary hypertension, shortness of breath and intermittent episodes of dark-colored urine (hemoglobinuria). A small sub-set of PNH patients on C5-inhibitor treatment may experience clinically evident extravascular hemolysis (PNH-EVH).

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

Generalized Myasthenia Gravis (gMG)	Myasthenia Gravis (MG) is a debilitating, complement-mediated neuromuscular disease in which patients suffer profound muscle weakness throughout the body, resulting in slurred speech, impaired swallowing and choking, double vision, upper and lower extremity weakness, disabling fatigue, shortness of breath due to respiratory muscle weakness and episodes of respiratory failure.

Hypophosphatasia (HPP)	HPP is an ultra-rare genetic and progressive metabolic disease in which patients experience devastating effects on multiple systems of the body, leading to debilitating or life-threatening complications. HPP is characterized by defective bone mineralization that can lead to deformity of bones and other skeletal abnormalities, as well as systemic complications such as profound muscle weakness, seizures, pain, and respiratory failure leading to premature death in infants.

Lysosomal Acid Lipase Deficiency (LAL Deficiency or LAL-D)	LAL-D is a serious, life-threatening ultra-rare disease associated with premature mortality and significant morbidity. LAL-D is a chronic disease in which genetic mutations result in decreased activity of the LAL enzyme that leads to marked accumulation of lipids in vital organs, blood vessels, and other tissues, resulting in progressive and systemic organ damage including hepatic fibrosis, cirrhosis, liver failure, accelerated atherosclerosis, cardiovascular disease, and other devastating consequences.

Neuromyelitis Optica Spectrum Disorder (NMOSD)	NMOSD is a severe and ultra-rare autoimmune disease of the central nervous system (CNS) that primarily affects the optic nerves and the spinal cord. Each relapse of the disorder results in a stepwise accumulation of disability, including blindness and paralysis, and sometimes premature death. Complement activation due to anti-AQP4 antibodies is one of the primary underlying causes of the destruction of vital cells in the central nervous system in patients with NMOSD.

Wilson Disease	Wilson disease is a rare disorder, characterized by excess copper stored in various body tissues, that can lead to severe liver disease, including cirrhosis and acute liver failure, as well as debilitating neurological morbidities such as impaired movement, gait, speech, swallowing, and psychiatric disorders.

Warm Autoimmune Hemolytic Anemia (WAIHA)	WAIHA is a rare autoimmune disorder caused by pathogenic Immunoglobulin G (IgG) antibodies that react with and cause the premature destruction of red blood cells at normal body temperature. The disease is often characterized by profound, and potentially life-threatening anemia and other acute complications, including severe and life-threatening hemolysis, severe weakness, enlarged spleen and/or liver, rapid heart rate (tachycardia), chest pain, heart failure and fainting (syncope).

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

Amyotrophic Lateral Sclerosis (ALS)	ALS is a progressive neurodegenerative disease of the CNS characterized by the loss of upper (brain) and lower (spinal cord) motor neurons. Ongoing loss of motor neurons and muscle strength leads to loss of independence, paralysis and death, typically due to respiratory insufficiency.

C3 Glomerulopathy (C3G)	C3 glomerulopathy (C3G) is a rare, chronic disease affecting the kidneys in which the alternative pathway of the complement system is dysregulated due to genetic mutations or autoantibodies affecting the regulation of the alternative pathway. This lack of regulation results in the alternative pathway overactivation and the excessive deposition of C3 protein fragments in the glomeruli, a key filtration component of the kidney, often leading to serious kidney damage.

COVID-19	Coronaviruses are a family of viruses that can cause illnesses such as the common cold, severe acute respiratory syndrome (SARS) and Middle East respiratory syndrome (MERS). In 2019, a new coronavirus was identified as the cause of a disease outbreak that likely originated in China. The virus is now known as the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and the disease it causes is called coronavirus disease 2019 (COVID-19). In March 2020, the World Health Organization (WHO) declared the COVID-19 outbreak a pandemic. Signs and symptoms of COVID-19 may appear two to 14 days after exposure and can include fever, cough, shortness of breath or difficulty breathing. The severity of COVID-19 symptoms can range from very mild to very severe. Some people may have no symptoms at all and spread the infection inadvertently. People who are older or who have pre-existing diagnosed or undiagnosed medical conditions, such as heart disease, lung disease and/or diabetes, or who have a compromised or overreacting immune system may be at higher risk of serious illness or complications and may require assisted ventilation as well as urgent critical care.

Marketed Products
Our marketed products consist of the following:

Product	Therapeutic Area	Approved Indication
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Neurology	Generalized Myasthenia Gravis (gMG)
	Neurology	Neuromyelitis Optica Spectrum Disorder (NMOSD)
	Metabolic Disorders	Hypophosphatasia (HPP)
	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)
In July 2020, Alexion acquired Portola Pharmaceuticals, Inc. (Portola). The acquisition adds ANDEXXA® (coagulation factor Xa (recombinant), inactivated-zhzo), marketed as ONDEXXYA® in Europe, to Alexion's marketed products. ANDEXXA®is the first and only approved Factor Xa inhibitor reversal agent, and has demonstrated transformative clinical value by rapidly reversing the anticoagulant effects of Factor Xa inhibitors rivaroxaban and apixaban in severe and uncontrolled bleeding.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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
In June 2020, the EC approved ULTOMIRIS for the treatment of adults and children with a body weight of 10kg or above with aHUS who are complement inhibitor treatment-naïve or have received SOLIRIS (eculizumab) for at least three months and have evidence of response to eculizumab.
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
In 2017, the FDA and EC regulatory authorities approved SOLIRIS for the treatment of gMG in adults who are anti-acetylcholine receptor (AChR) antibody-positive. Additionally, in 2017 the MHLW in Japan approved SOLIRIS as a treatment for patients with gMG who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis (PLEX).
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Mechanism of Action	Development Area	Indication	Phase I	Phase II	Phase III	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwwz) (Intravenous)	Anti-C5	Neurology Pulmonology	gMG/NMOSD/ALS COVID-19			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Anti-C5	Hematology/Nephrology	PNH/aHUS			●

ALXN1720 (Subcutaneous)	Anti-C5	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1830 (SYNT001) (Subcutaneous)	Anti-FcRN	FcRN		●

ALXN1840 (WTX101)	High-affinity, specific Cu binder	Metabolic Disorders	Wilson disease			●

ALXN2040 (ACH-4771)	Factor D Inhibitor	Hematology/Nephrology	PNH-EVH / C3G		●

ALXN2050 (ACH-5228)	Factor D Inhibitor	Hematology/Nephrology	PNH		●
In addition to our ongoing development programs, Alexion holds a minority interest and option to acquire Caelum Biosciences (Caelum), a biotechnology company that is developing CAEL-101 for light chain (AL) amyloidosis.  CAEL-101 is a first-in-class chimeric monoclonal antibody (mAb) designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis. A Phase Ia/Ib study for CAEL-101 has been completed. Following discussions with the FDA, a Phase II trial for CAEL-101 commenced during the first quarter of 2020 with plans to initiate Phase III trials in the second half of 2020.
In July 2020, Alexion acquired Portola. The acquisition adds Portola's commercialized medicine, ANDEXXA, for which additional clinical trials are currently being conducted to obtain full regulatory approvals and expand approved indications. Additionally, the acquisition adds cerdulatinib, an investigational oral, dual spleen tyrosine kinase and Janus kinase inhibitor, to Alexion's clinical-stage pipeline. Evaluation of future development of these programs is ongoing.

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
safety and efficacy of ALXN1210 in adult patients with NMOSD.
In March 2020, Alexion initiated a Phase III, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of ALXN1210 in patients with Amyotrophic Lateral Sclerosis (ALS).
In May 2020, following the FDA's acceptance of Alexion's IND application, Alexion initiated a Phase III open-label, randomized, controlled clinical trial of ULTOMIRIS in adult patients with COVID-19 who are hospitalized with severe pneumonia or Acute Respiratory Distress Syndrome (ARDS). The trial is investigating the role of terminal complement inhibition in managing patients with severe COVID-19.
In addition to aHUS, NMOSD, gMG, ALS and COVID-19, Alexion plans to initiate: (i) Phase III studies of ALXN1210 in adult and pediatric hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA) in 2021; (ii) a Phase III study of ALXN1210 in complement mediated thrombotic microanglopathy (CM-TMA) and (iii) a proof of concept basket study in renal indications, Lupus Nephritis (LN) and Immunoglobulin A Nephropathy (IgAN).
Subcutaneous (SC) Delivery
In March 2019, Alexion initiated a single, PK-based Phase III study of ALXN1210 delivered subcutaneously once per week to PNH patients to support regulatory approval submissions in both PNH and aHUS. In June 2020, Alexion announced that the ongoing study met its primary objective of pharmacokinetic-based non-inferiority of ULTOMIRIS SC versus intravenous (IV) ULTOMIRIS at Day 71. Pending completion of the study and collection of required 12-month safety data, Alexion expects to file for approval in the U.S. and E.U. for the SC formulation and device combination in PNH and aHUS in the third quarter of 2021.
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
ALXN1720 Subcutaneous (SC) Delivery
ALXN1720 is a novel humanized bi-specific minibody antibody that binds selectively and with high affinity to C5. ALXN1720 is designed for subcutaneous administration as a concentrated formulation for the treatment of disease states involving dysregulated terminal complement activity. In September 2019, Alexion initiated a Phase I healthy volunteer study of ALXN1720 to assess safety and tolerability. This trial was paused due to the COVID-19 pandemic but we expect to re-initiate it in August 2020.
ALXN1830 (SYNT001)
ALXN1830 (SYNT001) is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion re-initiated a Phase II trial of the IV formulation in WAIHA in early 2020. In addition, Alexion initiated a Phase I study of a SC formulation of ALXN1830 in healthy volunteers in December 2019. Due to the COVID-19 pandemic, Alexion discontinued the Phase II trial in WAIHA and paused the Phase I healthy volunteer study. The Phase I healthy volunteer study and Phase II studies in WAIHA and gMG with the SC formulation are planned for a 2021 start.
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
ALXN2040 (danicopan/ACH-4771)
ALXN2040 is an oral Factor D inhibitor designed to treat diseases associated with the complement

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
alternative pathway. ALXN2040 for PNH has received orphan drug and breakthrough therapy designation by the FDA and both orphan and PRIME designation by EMA. ALXN2040 is in Phase II development for C3 glomerulopathy (C3G). Two Phase II studies evaluating the safety, efficacy, pharmacokinetics, and pharmaco-dynamics of ALXN2040 in patients with C3G are ongoing. While a preliminary review of clinical data reveals reductions in proteinuria in a subset of patients, ALXN2040 did not achieve sufficient PK trough concentrations or alternative pathway (AP) inhibition for robust disease control. Alexion is exploring the potential development of ALXN2050 as a treatment for C3G, which has improved PK/PD and inhibition of the alternative pathway of the complement system, as we continue to assess our portfolio.
A Phase III trial is planned as an oral add-on therapy for PNH patients with clinically evident extravascular hemolysis (EVH). ALXN2040 was added to our pipeline portfolio as a result of the acquisition of Achillion.
ALXN2050 (ACH-5228)
ALXN2050 is an oral Factor D inhibitor designed to treat rare diseases associated with the complement alternative pathway. ALXN2050 is in Phase II trials as a potential treatment for PNH and is being evaluated for development in other alternative pathway-mediated rare diseases. Additionally, Alexion plans to initiate a proof-of-concept trial of ALXN2050 in patients with various renal diseases in 2021. ALXN2050 was added to our pipeline portfolio as a result of the acquisition of Achillion.
ALXN2060 (AG10)
In September 2019, Alexion entered into an agreement with Eidos Therapeutics, Inc. (Eidos), through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan for transthyretin amyloidosis (ATTR). AG10 is an orally administered small molecule in development designed to target the root cause of ATTR by stabilizing transthyretin (TTR) in the blood. Eidos is currently evaluating AG10 in a Phase III study in the United States and Europe for ATTR cardiomyopathy and plans to initiate a Phase III study in ATTR polyneuropathy by the end of 2020. Alexion plans to expand the AG10 program into Japan through the initiation of a clinical trial for which data would serve as the basis for seeking regulatory approval to commercialize AG10 in Japan.
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
We have various agreements with Lonza through 2030, with remaining total non-cancellable commitments of approximately $1,069.6, exclusive of future commitments assumed in connection with our acquisition of Portola. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement, we pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) prior to the sale of the facility in 2018. We also pay Lonza a royalty on the sales of ULTOMIRIS and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. Lonza is in the process of qualifying a new manufacturing facility in New Hampshire that would, if and when such facility is approved by regulatory authorities, manufacture STRENSIQ for commercial use (and commitments entered into under this arrangement are included in the non-cancellable commitments amount noted in the first sentence of this paragraph).
In addition, we have non-cancellable commitments of approximately $63.1 through 2020 with other third-party manufacturers.
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
We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•Revenue recognition;
•Contingent liabilities;
•Share-based compensation;
•Valuation of goodwill, acquired intangible assets and in-process research and development (IPR&D);
•Valuation of contingent consideration; and
•Income taxes.
For a complete discussion of these critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” within “Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” included within our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes to the critical accounting policies.
Valuation of Goodwill, Acquired Intangible Assets and In-Process Research and Development (IPR&D)
We have recorded acquired intangible assets related to our business combinations. Intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if triggering events occur. When performing our impairment assessment for definite-lived intangible assets, we rely upon cash flow projections attributable to the asset to determine if the carrying value of the asset is recoverable, on an undiscounted cash flow basis. If the carrying value of a definite lived intangible asset is not recoverable, or if there is an indicator of impairment on an indefinite-lived intangible asset, we will recognize an impairment in the amount by which the carrying value of the asset exceeds its fair value. We calculate the fair value of these assets using discounted cash flow models which require the use of significant estimates and judgements which include, but are not limited to, probability of success of clinical events or regulatory approvals, discount rates, and estimated future cash flows from product sales. Changes to assumptions used in our cash flow projections could result in an impairment. Impairments are recorded within impairment of intangible assets in our consolidated statements of income.
During the quarter ended June 30, 2020, based on continued challenges expanding patient growth and new alternative commercial opportunities, the Company revised its strategic view of KANUMA and determined that we have exhausted commercially viable initiatives related to KANUMA and will have difficulty expanding patient growth over the long term as we focus on promoting other commercial programs and growing our pipeline. As a result, we no longer expect to increase the number of KANUMA patients in the long term at the rate previously assumed. This determination resulted in reduced cash flow projections for KANUMA, which indicated that the related intangible asset value was not fully recoverable on an undiscounted cash flows basis. On June 30, 2020, the Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
related to KANUMA that, when compared with its related carrying value, resulted in an impairment charge of $2,042.3.
The estimated fair value of the KANUMA asset as of June 30, 2020 was determined using the excess earnings method, a variation of the income approach. The excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset over its remaining economic life. Long term cash flow projections for the asset require the use of significant estimates and judgements, including discount rates and revenue growth rates, and were based on the Company’s most recent strategic plan. The fair value of the asset was determined using an estimated weighted average cost of capital of 10.0%, which reflects the risks inherent in future cash flow projections and represents a rate of return that a market participant would expect for this asset. The estimated revenue growth rates fluctuate over the life of the asset, with a weighted average growth rate in the low single digits. The Company believes its assumptions are consistent with the plans and estimates that a market participant would use to manage the business. The estimated fair value of the KANUMA intangible asset as of June 30, 2020 was $820.0 and will continue to be amortized over its remaining estimated useful life. This fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.
New Accounting Pronouncements
For information on new accounting pronouncements adopted in the current period and recently issued standards, see Note 2, Basis of Presentation and Principles, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended			Six months ended
	June 30,		%	June 30,		%
	2020	2019	Change	2020	2019	Change
SOLIRIS
United States	$553.3	$496.3	11.5%	$1,109.5	$960.0	15.6%
Europe	247.9	280.2	(11.5)%	511.4	544.7	(6.1)%
Asia Pacific	82.4	110.3	(25.3)%	169.5	211.2	(19.7)%
Rest of World	91.9	94.0	(2.2)%	208.0	226.9	(8.3)%
Total	$975.5	$980.8	(0.5)%	$1,998.4	$1,942.8	2.9%

ULTOMIRIS
United States	$158.1	$54.2	191.7%	$289.6	$78.8	267.5%
Europe	32.0	—	**	65.8	—	**
Asia Pacific	59.6	—	**	116.7	—	**
Rest of World	1.4	—	**	1.8	—	**
Total	$251.1	$54.2	363.3%	$473.9	$78.8	501.4%

STRENSIQ
United States	$140.7	$106.2	32.5%	$268.8	$205.7	30.7%
Europe	18.3	19.5	(6.2)%	42.3	37.0	14.3%
Asia Pacific	15.0	12.1	24.0%	28.6	22.0	30.0%
Rest of World	10.3	3.5	194.3%	16.8	6.7	150.7%
Total	$184.3	$141.3	30.4%	$356.5	$271.4	31.4%

KANUMA
United States	$15.4	$15.3	0.7%	$31.8	$29.1	9.3%
Europe	8.4	6.8	23.5%	15.9	13.1	21.4%
Asia Pacific	0.9	1.3	(30.8)%	1.8	2.1	(14.3)%
Rest of World	8.9	2.8	217.9%	10.8	5.4	100.0%
Total	$33.6	$26.2	28.2%	$60.3	$49.7	21.3%

Total Net Product Sales	$1,444.5	$1,202.5	20.1%	$2,889.1	$2,342.7	23.3%

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

The increase in net product sales for the three and six months ended June 30, 2020, as compared to the same periods in 2019, was primarily due to an increase in unit volumes. This increase in unit volumes was primarily due to increased global demand for SOLIRIS therapy, with sales to patients with gMG and NMOSD being the largest drivers. As a result of continued patient conversion, PNH and aHUS ULTOMIRIS unit volumes also increased due to an increase in PNH and aHUS patients on ULTOMIRIS therapy, inclusive of the loading dose impact required in a patient's first year on therapy. Partially offsetting this increase was the continued conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS, resulting in a decrease in SOLIRIS PNH and aHUS revenues for the three and six months ended June 30, 2020 as compared to the same periods in 2019. Additional unit volume increases were due primarily to

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
increased demand of STRENSIQ and KANUMA during 2020.
The increase in net product sales for the three and six months ended June 30, 2020, as compared to the same period in 2019, was partially driven by a reduction of $31.6 in the second quarter of 2019 as a result of a judicial order related to SOLIRIS pricing in Canada. The decision led to a reduction of revenue in the second quarter of 2019 and further reductions in all subsequent quarters. The reduction in revenue recorded in the second quarter 2019 includes the impact for the period from September 2017 to June 2019 (see Note 16). The second quarter 2020 reduction of revenues related to this pricing matter was immaterial.
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
In response to the COVID-19 pandemic, we have taken proactive measures that are designed to mitigate the risk of potential supply interruptions, and we strive to maintain sufficient inventory levels to continue serving current and new patients receiving our medicines for approved indications. Additionally, we expect fewer patient/doctor interactions, fewer visits between our representatives and health care providers and the potential inability of our patients to access hospitals or infusion centers (voluntarily or involuntarily) which may result in a reduction in future sales. However, we are proactively engaging with healthcare professionals virtually and through enhanced digital channels in an effort to mitigate this risk. We have recently noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak.
Cost of Sales (exclusive of amortization of purchased intangible assets)
Cost of sales includes manufacturing costs, actual and estimated royalty expenses associated with sales of our products, and amortization of licensing rights.
The following table summarizes cost of sales for the three and six months ended June 30, 2020 and 2019:

$144.9
10.0%
$99.2
8.2%
$256.6
8.9%
$185.0
7.9%
Q2'20
Q2'19
YTD'20
YTD'19

2020 Cost of Sales
2019 Cost of Sales
●	Cost of sales as a percentage of net product sales
Cost of sales as a percentage of net product sales was 10.0% and 8.2% for the three months ended June 30, 2020 and 2019, respectively, and 8.9% and 7.9% for the six months ended June 30, 2020 and 2019.
The increase in cost of sales as a percentage of net product sales for the three and six months ended June 30, 2020 was primarily due to inventory obsolescence reserves recorded during the second quarter and higher period costs related to COVID-19 due to manufacturing capacity levels.
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
The following graph provides information regarding R&D expenses for the three and six months ended June 30, 2020 and 2019:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other
For the three months ended June 30, 2020, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:
•Increase of $19.8 in clinical development primarily driven by increased clinical expenses related to ALXN1210 for multiple ongoing studies. See chart below for additional details by program.
•Increase of $12.3 in payroll and benefits primarily related to headcount increases.
•Increase of $18.3 in product development expenses primarily related to ALXN1210 for multiple ongoing studies.
•Decrease of $25.0 in upfront payments relating to the license payment made during the second quarter 2019 in connection with the arrangement we entered into with Affibody AB. No upfront payments related to licensing arrangements were made during the three months ended June 30, 2020.
For the six months ended June 30, 2020, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
•Increase of $51.7 in clinical development mainly driven by increased clinical expenses related to ALXN1210 for multiple ongoing studies. See chart below for additional details by program.
•Increase of $24.6 in payroll and benefits primarily related to headcount increases.
•Decrease of $46.2 in upfront payments relating to the license payments made during the six months ended June 30, 2019 in connection with the arrangements we entered into with Zealand Pharma A/S and Affibody AB. No upfront payments related to licensing arrangements were made during the six months ended June 30, 2020.
The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of certain of these programs:

2020	2019

2020	2019

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical trials will be favorable or sufficient to support regulatory approvals for any of our product development programs. We could decide to abandon development or be required to spend considerable resources not otherwise contemplated. For additional discussion regarding the risks and uncertainties regarding our research and development programs, please refer to Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
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

For the three months ended June 30, 2020, the increase of $2.1 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily attributable to an increase  in salary, benefits and other labor expenses related to increases in headcount offset by decreases in travel and entertainment (T&E) expenses as a result of the COVID-19 pandemic.
For the six months ended June 30, 2020, the increase of $40.5 in selling, general and administrative expense, as compared to the same period in the prior year, was primarily related to the following:
•Increase in salary, benefits and other labor expenses of $24.2, primarily related to increases in headcount offset by decreases in T&E expenses as a result of the COVID-19 pandemic.
•Increase in external selling, general and administrative expense of $16.3, primarily related to $21.5 in litigation charges recorded during the first quarter 2020 in connection with legal proceedings.
Amortization of Purchased Intangible Assets
For the three months ended June 30, 2020 and 2019, we recorded $73.7 and $80.1, respectively, and $147.4 and $160.1 for the six months ended June 30, 2020 and 2019, respectively, in amortization expense related to purchased intangible assets. Amortization expense is primarily associated with intangible assets related to STRENSIQ and KANUMA.
During the third quarter 2019, the U.S. patent term extension to a composition of matter patent for STRENSIQ was granted, which resulted in an increase in the estimated useful life of the STRENSIQ intangible asset and is contributing to lower amortization for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.
As a result of the recognized impairment charge for KANUMA during the second quarter of 2020, we expect amortization of purchased intangible assets to decrease in future periods as compared to prior periods.
As a result of the Portola acquisition completed on July 2, 2020, we expect amortization for finite-lived intangible assets to increase in future periods as compared to prior periods.
Change in Fair Value of Contingent Consideration
For the three and six months ended June 30, 2020, the expense (income) resulting from the change in fair value of contingent consideration associated with our business combinations was $15.8 and $21.6, respectively as compared to $6.1 and $(22.6) for the three and six months ended June 30, 2019. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments in connection with our business combinations.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

For the three and six months ended June 30, 2020 changes in the fair value of contingent consideration expense reflected changes in the expected timing and probability of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time. For the three months ended June 30, 2019, changes in the fair value of contingent consideration expense reflected only the interest component of contingent consideration related to passage of time. For the six months ended June 30, 2019, changes in the fair value of contingent consideration expense reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.
Acquisition-related Costs
For the three and six months ended June 30, 2020, we recorded $4.6 and $42.7, respectively, of acquisition-related costs in connection with the Achillion and Portola acquisitions. Acquisition-related costs primarily consist of transaction costs, costs associated with the accelerated vesting of stock options previously granted to Achillion employees and Achillion restructuring-related costs. No acquisition-related costs were incurred during the three and six months ended June 30, 2019. As a result of the Portola acquisition completed on July 2, 2020, we expect acquisition-related costs during the second half of 2020 to increase.
Impairment of Intangible Assets
During the quarter ended June 30, 2020, based on continued challenges expanding patient growth and new alternative commercial opportunities, the Company revised its strategic view of KANUMA and determined that we have exhausted commercially viable initiatives related to KANUMA and will have difficulty expanding patient growth over the long term as we focus on promoting other commercial programs and growing our pipeline. As a result, we no longer expect to increase the number of KANUMA patients in the long term at the rate previously assumed. This determination resulted in reduced cash flow projections for KANUMA, which indicated that the related intangible asset value was not fully recoverable on an undiscounted cash flows basis. On June 30, 2020, the Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to KANUMA that, when compared with its related carrying value, resulted in an impairment charge of $2,042.3.
During the quarter ended June 30, 2020, we recognized an impairment charge of $11.0 to write off our ACHN-4471 (ALXN2040) acquired in-process research and development asset due to clinical results received during the quarter.
Other Income and (Expense)
The following table provides information regarding other income and expense:

Investment (expense) Income
Interest Expense
Other Income and (expense)
For the three and six months ended June 30, 2020, we recognized investment income of $41.5 and $36.3, respectively, primarily related to the recognition of unrealized gains of $35.7 and $26.5, respectively, on our strategic equity investments recorded at fair value. Unrealized gains recorded during the three and six months ended June 30, 2020 on our strategic equity investments were primarily driven by an unrealized gain from our Portola equity investment. Upon closing of the acquisition of Portola on July 2, 2020, the equity investment was derecognized and included in the fair value of consideration transferred. For the three and six months ended June 30, 2019, we recognized investment (expense) income of $(14.9) and $27.6,

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
respectively, primarily related to the recognition of unrealized (losses) gains of $(25.2) and $8.6, respectively, on our strategic equity investments recorded at fair value, with the largest component related to our Moderna Therapeutics Inc. equity investment, which was sold in the fourth quarter of 2019.
Income Taxes

2020 Income tax expense (benefit)
2019 Income tax expense (benefit)
●	Effective tax rate
During the three and six months ended June 30, 2020, we recorded an income tax benefit of $284.0 and $178.0 and an effective tax rate of 21.0% and 25.9%, respectively, compared to an income tax expense (benefit) of $39.7 and $(6.4) and an effective tax rate of 7.9% and (0.6)%, respectively, for the three and six months ended June 30, 2019.
Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations. During the second quarter 2020, we recognized an impairment charge of $2,042.3 related to the KANUMA intangible asset, resulting in a deferred tax benefit of $377.3. See Note 5, Intangible Assets and Goodwill, for additional information on the impairment charge. These deferred tax benefits increased the effective tax rate for the six months ended June 30, 2020 by approximately 11.1%.
The income tax expense for the six months ended June 30, 2019 includes one-time tax benefits recorded during the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure. The deferred tax benefits included $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the six months ended June 30, 2019 by approximately 12.1%.
In April 2020 we became aware of a European withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We continue to evaluate whether the interpretation of this regulation applies to our facts and circumstances, and, based on our preliminary analysis, we recorded an immaterial reserve related to this matter during the second quarter of 2020.
In July 2020, the U.S. Department of Treasury released certain proposed and final regulations which were originally enacted under the 2017 Tax Act. We are currently assessing the impact of these regulations on our financial condition and results of operations.
In 2017, the Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2015. During the second quarter of 2020 we received a Revenue Agent Report (RAR) and held discussions with the IRS regarding a proposed adjustment related to the valuation of certain intellectual property that was contributed into our captive partnership during 2015. The Company agrees with the adjustment as outlined in the RAR and has recognized a previously unrecognized tax benefit in the second quarter of 2020 that did not result in a significant impact to the financial statements. We anticipate the audit will conclude within the next 6 months.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$2,825.0	$2,685.5	$139.5
Marketable securities	$26.8	$64.0	$(37.2)
Long-term debt (includes current portion & revolving credit facility)	$2,449.2	$2,514.5	$(65.3)

Current assets	$5,367.9	$5,076.4	$291.5
Current liabilities	$1,120.1	$1,194.3	$(74.2)
Working capital	$4,247.8	$3,882.1	$365.7

The aggregate increase in cash and cash equivalents and marketable securities of $102.3 at June 30, 2020 as compared to December 31, 2019 was primarily attributable to cash generated from operations. Partially offsetting these increases was $751.6 of cash utilized to fund the Achillion acquisition, net of $174.6 of cash and cash equivalents and marketable securities acquired in the transaction, cash utilized to repurchase shares of common stock, payments on our term loan facility and purchases of property, plant, and equipment and strategic equity investments.
Excluding the impact of any significant future asset acquisitions, licenses or collaboration agreements, we expect our annual operating expenses to increase as a percentage of sales in 2020 as compared to 2019, primarily due to the impairments of intangible assets of $2,053.3 recorded during the second quarter 2020. We also expect reduced capital investment in 2020 as compared to 2019. We anticipate that cash generated from operations and our existing available cash, cash equivalents and marketable securities should provide us adequate resources to fund our operations as currently planned for at least the next twelve months.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At June 30, 2020, four customers accounted for 66.1% of the accounts receivable balance, with these individual customers accounting for 10.4% to 20.9% of the accounts receivable balance. At December 31, 2019, four customers accounted for 66.9% of the accounts receivable balance, with these individual customers accounting for 11.6% to 20.3% of the accounts receivable balance.
For the three months ended June 30, 2020, four customers accounted for 60.3% of our net product sales with these individual customers accounting for 10.9% to 17.7% of our net product sales. For the six months ended June 30, 2020, four customers accounted for 59.3% of our net product sales with these individual customers accounting for 10.5% to 17.5% of our net product sales. For the three months ended June 30, 2019, three customers accounted for 46.9% of our net product sales with these individual customers accounting for 14.7% to 16.7% of our net product sales. For the six months ended June 30, 2019, four customers accounted for 55.2% of our net product sales with these individual customers accounting for 10.0% to 17.1% of our net product sales.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of June 30, 2020, we had foreign exchange forward contracts with notional amounts totaling $2,749.8. These outstanding foreign exchange forward contracts had a net fair value of $18.9, of which $43.5 is included in other current assets and $24.6 is included in other current liabilities and noncurrent liabilities. As of June 30, 2020, we had interest rate swap contracts with notional amounts totaling $1,750.0. These outstanding interest rate swap contracts had a net fair value liability of $115.1 included in other current liabilities and noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of June 30, 2020, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions and derivative liabilities associated with other contingent payments.
Business Combinations and Contingent Consideration Obligations
On July 2, 2020, we completed the acquisition of Portola. Under the terms of the agreement, we acquired all outstanding common stock of Portola for $18.00 per share, or an aggregate of approximately $1,380.1, excluding shares of Portola stock held by Alexion at acquisition date. We liquidated all of our available-for-sale debt securities and funded the acquisition with cash on hand. In connection with the acquisition, we also paid $196.9 to settle certain debt held by Portola that was subject to preexisting change of control provisions. The repayment of Portola's debt was funded with cash acquired from Portola. Additionally, we assumed royalty-based debt which requires repayment through tiered royalties on future net worldwide sales of ANDEXXA. Total potential royalty payments are capped at approximately $290.0.
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
 At June 30, 2020, the purchase agreements for our business combinations, including Achillion, include contingent payments totaling up to $908.3 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $673.3 of the contingent payments relate to development and regulatory milestones and $235.0 of the contingent payments relate to commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make milestone payments associated with our prior business combinations.
As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations or proceeds from the sale of equity securities or debt.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Asset Acquisitions and In-License Agreements
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise the option to acquire the remaining equity in Caelum. Following discussions with the FDA, Caelum changed the design of its clinical development program and a Phase II trial for CAEL-101 commenced during the first quarter of 2020 with plans to initiate Phase III trials in the second half of 2020. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments. In April 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. As of June 30, 2020, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase III study in the U.S. and Europe for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. As of June 30, 2020, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0, which we recorded as research and development expense in the fourth quarter 2019. As of June 30, 2020, excluding accrued milestones, we could be required to pay up to $606.6 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
to two of the four potential targets and due to the early stage of the assets we are licensing, we recorded an expense for the upfront payment during the fourth quarter 2017. During the second quarter of 2020, we forfeited our rights to one of the two targets we initially licensed. As of June 30, 2020, we could be required to pay up to $155.0 for the remaining licensed target upon achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales. Each of the two subsequent targets can be licensed for an option fee of $8.0, with contingent payments of up to $160.0 per target, subject to development, regulatory and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, Inc., a clinical-stage biotechnology company developing an antibody therapy targeting the neonatal Fc receptor (FcRn), we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones, of which $130.0 is specific to the subcutaneous formulation.
In addition, excluding accrued milestones, as of June 30, 2020, we have other license agreements under which we may be required to pay up to an additional $42.5 for currently licensed targets, if certain development, regulatory and commercial milestones are met. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions and licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we may make milestone payments related to these arrangements of approximately $72.1, excluding milestones which were accrued as of June 30, 2020.
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
At June 30, 2020, we have $265.1 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of June 30, 2020 were $321.6, of which, $18.1 is payable during the remainder of 2020. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
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
As of June 30, 2020, we had $2,449.2 outstanding on the term loan and no outstanding borrowings under the revolving credit facility. As of June 30, 2020, we had open letters of credit of $1.0 that offset our availability in the revolving facility.
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
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,069.6 through 2030, exclusive of future commitments assumed in connection with our acquisition of Portola. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
In addition to Lonza, we have non-cancellable commitments of approximately $63.1 through 2020 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.
Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to
$1,000.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 2.3 and 0.3 shares of our common stock at a cost of $253.7 and $37.6 during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we repurchased 3.6 and 0.4 shares of our common stock at a cost of $360.8 and $48.9, respectively.
On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. As of July 28, 2020, there is a total of $2,174.7 remaining for repurchases under the repurchase program.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Six months ended June 30,		$
	2020	2019	Change
Net cash provided by operating activities	$1,339.6	$968.3	$371.3
Net cash used in investing activities	(751.5)	(38.1)	(713.4)
Net cash used in financing activities	(430.7)	(313.5)	(117.2)
Effect of exchange rate changes on cash and restricted cash	(8.1)	0.7	(8.8)
Net change in cash and cash equivalents and restricted cash	$149.3	$617.4	$(468.1)
Operating Activities
Cash flows provided by operations for the six months ended June 30, 2020 was $1,339.6 compared to $968.3 for the six months ended June 30, 2019. The increase in cash provided by operating activities was primarily due to the timing of cash receipts, payments and other changes in working capital during the six months ended June 30, 2020 as compared to the same period in the prior year.
Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2020 was $751.5 compared to $38.1 for the six months ended June 30, 2019. The increase in cash used in investing activities as compared to the prior year was primarily due to payments for the acquisition of Achillion, net of cash acquired, of $837.7 during the six months ended June 30, 2020. Partially offsetting these impacts were decreases in purchases of property, plant and equipment, and increases in net cash inflows attributable to purchases and sales of available-for-sale debt securities during the six months ended June
30, 2020 as compared to the same period in the prior year.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2020 was $430.7 compared to $313.5 for the six months ended June 30, 2019. The increase in cash used for financing activities was primarily due to an increase of $311.9 in common stock repurchases as well as an increase in payments on our term loan. Partially offsetting this increase was a decrease in payments on our revolving credit facility during the six months ended June 30, 2020 as compared to the same period in the prior year.
Contractual Obligations
Other than potential contingent payments related to our acquisition of Achillion and obligations related to the acquisition of Portola, there have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, in the section titled “Management's Discussion

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         (amounts in millions, except
         percentages)
Interest Rate Risk
We have historically invested our cash in a variety of financial instruments, principally money market funds, bank deposits, corporate bonds, municipal bonds, commercial paper and government-related obligations which are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio has historically been comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. During the second quarter of 2020, we liquidated all of our available-for-sale debt securities to fund the acquisition of Portola. As of June 30, 2020, our investment portfolio primarily consists of money market funds and mutual funds. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by an insignificant amount.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of June 30, 2020 we had cash flow hedges with aggregate amounts of approximately 71.5% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $6.4, based on the unhedged portion of our outstanding term loan as of June 30, 2020.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 37.2% and 39.0% of our net product sales were denominated in foreign currencies for the three and six months ended June 30, 2020, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
As of June 30, 2020 and December 31, 2019, we held foreign exchange forward contracts with notional amounts totaling $2,749.8 and $3,078.5, respectively. As of June 30, 2020 and December 31, 2019, our outstanding foreign exchange forward contracts had a net fair value of $18.9 and $2.8, respectively.

We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of June 30, 2020, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $83.5. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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

Item 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

For a discussion of legal matters as of June 30, 2020, see Note 16, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
Since 2007, our revenue has depended primarily on the sales of SOLIRIS, a C5 complement inhibitor with a 2-week dosing schedule. In December 2018, we obtained our first regulatory approval in the U.S. to sell ULTOMIRIS, a long-acting C5 complement inhibitor, with an 8-week dosing schedule. These C5 complement inhibitors accounted for 85.9% of our total revenues for the fiscal year ended December 31, 2019. Unless we are able to develop or acquire and commercialize new products beyond these C5 complement inhibitors, and/or materially increase sales of STRENSIQ and KANUMA (two additional currently approved products) and ANDEXXA®(another approved product that was obtained through the acquisition of Portola in July 2020), we will remain dependent on sales of SOLIRIS and ULTOMIRIS as a source of our revenue. We expect our revenues for 2020 will continue to depend on our ability to sell our C5 complement inhibitors.
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
While SOLIRIS and ULTOMIRIS are studied for indications beyond those currently approved by regulatory authorities and ULTOMIRIS is being studied for subcutaneous administration, there is no guarantee that we can obtain regulatory approval or achieve any commercial sales of SOLIRIS or ULTOMIRIS for such other indications or for subcutaneous administration of ULTOMIRIS. Nor can we guarantee that, even if regulatory approval is obtained for such additional indications and routes of administration, physicians and patients will accept SOLIRIS or ULTOMIRIS as a treatment for such indications or means of administration, or that payers will pay for or reimburse the costs of these therapies.
If we are not able to maintain revenues from sales of SOLIRIS and ULTOMIRIS, or such revenues decrease, our operating results would be negatively impacted and our ability to fund research and development, commercialize or acquire new products would be harmed, which would limit our ability to diversify our revenue base and our stock price could be adversely affected. In addition, as a result of having our revenue concentrated in SOLIRIS and ULTOMIRIS, our future revenues and results of operations can be significantly harmed by, among other factors, the introduction of one or more biosimilar products or other competitive products that treat the same indications, adverse developments in the commercialization and sale of these products or a change in reimbursement policies by payers for the C5 complement inhibitors. For example, a biosimilar has been introduced in Russia and the FDA recently approved a CD19-directed cytolytic antibody treatment for NMOSD patients in the US.
We aim to facilitate the conversion of patients from SOLIRIS to ULTOMIRIS. If we are unable to achieve our conversion objectives, our business may be harmed. In addition, even if we are successful, due to the pricing of ULTOMIRIS, our revenues may decrease unless we are able to increase the number of patients using our C5 inhibitors.
ULTOMIRIS has been approved for patients with PNH in certain jurisdictions, including in the U.S., Europe and Japan, and was recently approved for patients with aHUS in the U.S. and Europe.
One of our principal business objectives is to facilitate the conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS. While clinical trials in

PNH patients demonstrated that ULTOMIRIS is non-inferior to SOLIRIS at an 8 week dosing interval (compared to a 2 week dosing interval for SOLIRIS), existing patients taking SOLIRIS for PNH (or aHUS) and their physicians may decline to switch to ULTOMIRIS. If we are unable to facilitate conversion to ULTOMIRIS prior to the loss of intellectual property or regulatory exclusivities for SOLIRIS, our future revenues could be adversely impacted if we were to face biosimilar competition for SOLIRIS.
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
We have initiated a global Phase III study to investigate ULTOMIRIS in a subset of adults with COVID-19, who are hospitalized with severe pneumonia or acute respiratory distress syndrome (ARDS). The trial will evaluate the impact of ULTOMIRIS on survival, duration of mechanical ventilation, and duration of hospital stay compared to best supportive care. We cannot guarantee that the clinical trial will provide sufficient evidence that ULTOMIRIS is safe and effective for use as a treatment for adult COVID-19 patients hospitalized with severe pneumonia or ARDS. In addition, there can be no guarantee that the FDA or any other regulatory authority will approve ULTOMIRIS as a treatment for COVID-19.
As a result of the COVID-19 pandemic, we expect that we may experience disruptions that could severely impact our business and results of operations, including:
•Government and healthcare policies and federal, state, local or foreign regulations to address the COVID-19 pandemic may adversely affect our sales and revenue. Due to quarantines, travel restrictions, hospital policies and patient concerns regarding exposure to COVID-19, we have observed fewer patient/doctor interactions, we have also recently noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak and our representatives are having fewer in-person visits with health care providers, including for infusion of our products which may affect our sales in the future. A decrease in the demand of our products could cause our cost of goods sold to increase due to expiration of inventory on hand, an increase in manufacturing overhead allocated to inventory sold and other factors. Our net product sales could also be adversely impacted by the negative effects the COVID-19 pandemic has had on the global economy, which could result in (i) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (ii) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers.
•Due to financial demands in addressing the COVID-19 pandemic, payors have requested and may continue to request extended credit terms, may extend payment dates beyond those experienced in the past, or may not be able to timely reimburse us for our products or at all, and such actions could have a material adverse impact on our cashflow from operations. Additionally, federal and state governments and foreign jurisdictions where we operate could increase tax rates to offset the economic impact and cost of addressing the COVID-19 pandemic. Any increase in such tax rates could have an adverse impact on our business.
•We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical programs and trials. For example, our healthy volunteer study for ALXN1830 has been paused due to COVID-19. Patient dosing and study monitoring may be paused, delayed or temporarily halted due to changes in policies at various clinical sites and federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, or other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues for an extended period of time, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies, or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. Any such disruption could negatively impact the results generated in the trial, the development of our pipeline programs and the timing and probability of paying milestones associated with prior acquisitions and active license agreements (which may lead to litigation over milestone payments).
•We currently utilize third parties to, among other things, manufacture our products and product candidates, supply raw materials and consumables, perform quality testing and provide supply chain services. We also manufacture certain of our products and product candidates and perform various services at our manufacturing facilities. If any of these processes or services are adversely impacted by the COVID-19 outbreak, our ability to manufacture and supply our products to patients or manufacture product candidates for our clinical trials and conduct our research and development operations may be materially affected.
•The potential economic and financial impacts of the pandemic, including a deterioration in economic conditions that may negatively impact revenue and our liquidity, increase expenses and result in market capitalization declines, and disruption to our business, may result in the impairment of our long-lived and other assets, including goodwill, intangible assets and equity investments without readily determinable fair values. The impairment of significant assets could have a material impact on our deferred tax assets and liabilities. In addition, any impairment charge would have a negative impact on our financial results in the quarter that the charge is taken, and such charge may be material in amount.
•In accordance with business continuity plans and for the safety of our employees, we have directed most of our personnel to work remotely and we have restricted on-site staff to only those personnel and contractors who perform essential activities that must be completed on-site. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•While our essential R&D employees have been able to access our laboratory space, if employees and contractors conducting such activities were exposed to or contracted COVID-19, we may be required to restrict access to our laboratory space for an extended period of time as a result. Governmental authorities may also impose restrictions limiting access to our lab space. As a result, this could delay timely completion of preclinical and other R&D activities.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and other foreign regulatory agencies may have slower response times or be under-resourced to continue to authorize and monitor our clinical trials or review regulatory submissions (or authorize the use of facilities for manufacturing and related services) and, as a result, review, inspection, and other timelines may be materially delayed.
•In addition, a recession or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business, the value of our common shares and the availability of credit to operate our business and execute business development transactions. As a result, we may face difficulties raising capital through sales of our common shares, accessing credit to support our business development activities or other capital initiatives or such sales of common stock or credit may only be available on unfavorable terms.
•The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and we expect this volatility may continue.
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
Our commercial success depends on setting a price for our products that will enable us to obtain reimbursement at anticipated levels. Our products are significantly more expensive than traditional drug treatments and almost all patients require governmental payers and/or private third-party payers to pay all or a portion of the cost of our products. There is a significant trend in the health care industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide adequate payment for certain products or not covering certain products at all or requiring use of therapies that are less expensive. If payers implement any of the foregoing with respect to our products, it would have an adverse impact on our revenue and results of operations.
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
Due to the cost of our therapies, any potential increase in the number of patients receiving our products (for example, we expect there may be increases in sales of SOLIRIS for patients with gMG and NMOSD as we continue the launch for those indications), may cause third-party payers to modify, limit or eliminate coverage or reimbursement for our products because they may require an allocation of a greater percentage of the potential financial resources of any public or private payer for our products.
Further, health insurance programs may utilize coverage incentives and obstacles to discourage or prevent beneficiaries from using higher priced products such as ours, including:
•establishing formularies under which only selected drugs are covered (which may exclude one or more of our products);
•utilizing variable co-payments that make drugs that are not preferred by the payer more expensive for patients; and
•utilizing management controls, such as requirements for prior authorization or failure first on another treatment.
In countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products or adoption of new treatment options, such as
ULTOMIRIS and ANDEXXA. The imposition or continuation of the use of these types of limits or barriers by insurers or the imposition of similar limitations or barriers in the future may have an adverse impact on our revenue and results of operations. In some cases, we have financially supported non-profit organizations that assist patients in accessing treatments. Such organizations assist patients whose insurance coverage imposes high co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided our products without charge to patients who have no or limited insurance coverage for drugs through related charitable purposes. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.
As third-party payers attempt to contain health care costs, they are demanding price discounts or rebates and limiting both the types and variety of drugs that they may cover and the amounts that they will pay for drugs. As a result, they may not cover or provide adequate payment to patients for our products or they may demand discounts or rebates from us, which may be material.
In 2019, four customers accounted for 56.4% of our total revenues. If any one or more of these customers (or other customer who accounts for a significant percentage of revenue or accounts receivable) were to require significant discounts or rebates, or were to discontinue purchasing our products (due to cost or otherwise), our results of operations may be materially and adversely impacted.
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
Even if a patent is issued, that is not conclusive as to its inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our products. On the basis of such inconclusiveness, third parties may challenge our patents, have done so in the past and, in some cases, have been successful in such challenges. For example, on January 21, 2019, the Opposition Division of the European Patent Office determined, following multi-party opposition proceedings, to revoke one of our European patents that relates to the formulation of SOLIRIS. Further, on August 30, 2019, the U.S. Patent and Trademark Office instituted inter partes review (IPR) of three of our patents that relate to SOLIRIS. In May 2020, we entered into a Confidential Settlement and License Agreement with Amgen to settle the three IPRs (Settlement Agreement). Pursuant to the Settlement Agreement, Alexion and Amgen have terminated each of the pending IPRs and, effective March 1, 2025 (or an earlier date in certain circumstances), Alexion grants to Amgen (and its affiliates and certain partners) a non-exclusive, royalty-free, license under U.S. patents and patent applications related to eculizumab and various aspects of the eculizumab product that Alexion currently markets and sells under the tradename SOLIRIS. We may enter into similar agreements in the future to grant or clarify certain rights of third-parties in connection with our intellectual property rights in SOLIRIS or other products or product candidates. In addition, under the settlement agreement with Amgen, if certain circumstances are satisfied, Amgen may have the right to market and sell an eculizumab product in the US prior to March 2025.
If any of our patents are narrowed, invalidated, revoked or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our products from copycat products. In addition, we may in the future enter into agreements similar to the agreement with Amgen that provides certain intellectual property rights to our marketed products or products in our pipeline.
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
Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed or developed in collaboration with third parties, may be found to infringe patents owned by or granted to others. We have, and may in the future, receive notices claiming our products infringe third party patents and third parties have and may in the future file civil lawsuits against us claiming infringement of their intellectual property rights. Chugai Pharmaceutical Co., Ltd. filed suits in the U.S. and Japan alleging that ULTOMIRIS infringes patents held by Chugai. See Note 16, Commitments and Contingencies to the footnotes to the condensed consolidated financial statements. Additional third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We are aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products or investigational compounds. In respect to some of these patents, we have invalidated patents or obtained licenses, or expect to obtain licenses. However, with regard to other patents, we have determined in our judgment that:
•our products and investigational compounds do not infringe the patents;
•the patents are not valid or enforceable; and/or
•we have identified and are testing various alternatives that should not infringe the patents and which should permit continued development and commercialization of our products and investigational compounds.
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
In some instances, we believe we may prevail in a patent infringement action. There can, however, be no assurance that the court will agree with our position or that it will decide any infringement case in our favor. Nor can we be certain, if we do not prevail in litigation, that we may be able to obtain a license to any third-party patent on commercially reasonable terms (or at all); successfully develop non-infringing alternatives on a timely basis (or at all); or license alternative non-infringing technology, if any exists, on commercially reasonable terms (or at all). Any impediment to our ability to manufacture, use or sell approved forms of our products or our product candidates could have a material adverse effect on our business and prospects.
It is possible that we could lose market exclusivity for a product earlier than expected, which may harm our competitive position.
In our industry, much of an innovative product’s commercial value is realized while it has market exclusivity.
Market exclusivity for our products depends in large part on patent rights and certain regulatory forms of protection. As noted above, patent protection can be uncertain as to the validity, scope and enforceability of many issued patents. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, biosimilar or generic versions of the product can be approved and marketed. For example, in 2019, a SOLIRIS biosimilar was approved in Russia for the treatment of patients with PNH and aHUS. We also believe that the manufacturer of a SOLIRIS biosimilar has commenced the process to obtain regulatory approval to market and sell a SOLIRIS biosimilar in Brazil and Turkey and, if approved, this biosimilar may compete with Soliris in Brazil and Turkey.
The market exclusivity of our products may be impacted by competitive products that are either innovative, biosimilar or generic copies. In our industry, the risk of biosimilar or generic challenges has been increasing. U.S. law includes an approval pathway for biosimilar versions of innovative biological products. Under the pathway, the FDA may approve products that are similar to (but not generic copies of) innovative  biologics (SOLIRIS, ULTOMIRIS and ANDEXXA are each innovative biologics) on the basis of less extensive data than is required for a full biologic license application (and there are similar pathways for generic copies of small molecule therapies (the Factor D therapies acquired in connection with the Achillion transaction are, for example, small molecules)). The law provides a mechanism to challenge the patents that protect an innovator’s products. Such litigation may begin as early as four years after the innovative biological product is first approved by the FDA. Pathways for biosimilar products also exist in many other markets, including Europe, Japan and Russia. Other companies are developing and advancing SOLIRIS biosimilar programs, including conducting clinical trials. Competition, including from biosimilars approved for marketing, would likely result in a decrease in volume of sales of our products, as well as a decrease in prices and lower margins for our products. In addition, approval of a biosimilar that is a substitute for one of our products may increase the risk of accelerated market penetration by that biosimilar. Further, if patients or healthcare providers do not believe that ULTOMIRIS provides a compelling profile for patient conversion from SOLIRIS, a SOLIRIS biosimilar may not only be expected to have a material and negative impact on our SOLIRIS revenues and margins (which accounted for a significant percentage of our revenue in 2019), it may also have a material impact on ULTOMIRIS revenue and margins and the ability of ULTOMIRIS to gain market acceptance.
Our other products and product candidates in development and trials are also at risk from biosimilars and generic drugs. Other than SOLIRIS for the treatment of gMG and NMOSD and SOLIRIS and ULTOMIRIS as a treatment for PNH and aHUS, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product or other therapy (such as the recent third-party non-C5 therapy approved by the FDA as a treatment for NMOSD and the additional third-party non-C5 therapy also recently approved by the authorities in Japan, Switzerland and Canada as a treatment for NMOSD), our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
Risks Related to Our Products and Product Candidates
Our future commercial success depends on gaining regulatory approval for new products and obtaining approvals for existing products for new indications.
We invest significant amounts in acquiring new products and technologies and advancing our existing product candidates and technologies. Our success and revenue growth and diversification will depend in part on our identification, acquisition (including licenses from or collaborations with third parties), development and commercialization of new products and technologies, and approval of additional indications for our existing products and products under development. Product development is very expensive, takes significant time and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, we have recently terminated our agreement to co-develop ABY-039 with Affibody and determined not to exercise the co-development option agreement with Stealth BioTherapeutics Corp., in each case due to results of clinical trials. In addition, our recent business development activities have focused on new technologies with which we have very limited experience, including a Factor Xa reversal agent and antibody therapeutics targeting the neonatal Fc receptor, which may make the development, approval and commercialization of such potential products challenging for us.
Our ability to maintain or grow and diversify revenues may be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, if we are unable to gain approval for SOLIRIS and ULTOMIRIS for additional indications, for new routes of administration (subcutaneous delivery) and in new jurisdictions, obtain marketing approval for STRENSIQ, KANUMA and ANDEXXA in additional territories, obtain approval for different dosing regimens or acquire or license products and technologies from third parties.
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
Our products and product candidates target diseases and conditions with small patient populations and we may not be effective at identifying patients.
The therapies that we have developed, acquired and that are in our product pipeline and in preclinical development target diseases and conditions that have small patient populations that have not been definitively determined. Further, in many cases there are either no or limited diagnostic tools for the indications we treat or may treat in the future. The lack of diagnostic tools, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, we may not be able to grow our revenues (even as we introduce new products or as existing products are approved for additional indications). There can be no guarantee that any of our programs will be effective at identifying patients that will benefit from our therapies, and even if we can identify patients that our therapies can help, the number of patients that our therapies treat may turn out to be lower than we expect, they may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify, all of which may adversely affect our ability to grow and diversify revenue and adversely affect our results of operations and our business. In addition, even in instances where we do add patients, the number may be less than the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.
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
Our products may not gain or maintain market acceptance among physicians, patients, payers and others. Although we have received regulatory approval for certain of our products in certain territories (and may receive approvals for additional products or in additional jurisdictions), such approvals do not guarantee future revenue. Physicians’ willingness to prescribe, and patients’ willingness to accept, our products, depends on many factors, including:
•prevalence and severity of adverse side effects in both clinical trials and commercial use;
•the timing of the market introduction of competitive drugs, biosimilars and generics;
•perceived safety of our products
•demonstrated clinical safety and efficacy compared to other drugs;
•perceived benefits relative to cost and/ or evaluations in HTAs (or similar assessments);
•pricing and availability of reimbursement from third-party payers, including governmental entities;
•convenience and ease of administration;
•effectiveness of our marketing strategy;
•publicity concerning our products and our other product candidates (and those of competitive products); and
•availability of alternative treatments.
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
Our products and our product candidates generally treat patients with rare diseases and, as a result, we generally are able to test our products in only a small number of patients. As more patients use our products, including more children and adolescents, new risks and side effects may be discovered, the rate of known risks or side effects may increase, and risks previously viewed as less significant could be determined to be significant.
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
There are also risks associated with our products; for example, use of C5 Inhibitors, such as SOLIRIS and ULTOMIRIS, is associated with an increased risk for certain types of infection, including meningococcal infection. In certain cases, a physician may not have the opportunity to timely vaccinate a patient in the event of an acute emergency episode, such as in a patient presenting with aHUS, which could result in the patient using SOLIRIS or ULTOMIRIS experiencing a life-threatening meningococcal infection (and even in certain cases in which a vaccination can be delivered to the patient, it may not, eliminate all risk of meningococcal infection). In addition, ANDEXXA has been associated with thrombolic risks, ischemic risks, cardiac arrest and sudden death. Patients using our products and product candidates have died or suffered potentially life-threatening conditions either during or after ending their treatments, and these include patients who have died while participating in a clinical trial. In addition, many patients who use our products are already very ill and may suffer adverse events, including death, for reasons that may or may not be related to our products. We may be sued by patients who are harmed during the course of using our products, whether as a prescribed therapy, during a clinical trial, during an investigator-initiated study, or otherwise. Any such product liability lawsuit or injury claim, which could include class actions, could harm our reputation among patients, physicians, payers and others and require us to pay substantial amounts of money to injured patients, and even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations due to the expense of defending any such claim. While we do have product liability insurance, it may not cover all potential types of liabilities or may not cover certain liabilities completely. Moreover, we may not be able to maintain our insurance on acceptable terms, or at all.
We anticipate that we will face increased competition from companies that will enter into the markets we currently serve and as our product pipeline expands into markets that are currently served by other companies.
We expect that the business environment in which we operate will become increasingly competitive. Currently, certain of our products are the only approved therapies for certain indications they treat. For example, SOLIRIS and ULTOMIRIS are the only approved treatments for PNH and aHUS in the U.S. and Europe (and the only approved treatments for PNH in Japan). In the future, we expect that SOLIRIS and ULTOMIRIS may compete with new drugs and biosimilars currently in development. Several companies are developing other therapies to treat PNH, aHUS, gMG and NMOSD, and other pharmaceutical companies have publicly stated that they are developing and intend to commercialize a SOLIRIS biosimilar. For example, the FDA recently approved a CD19-directed cytolytic antibody indicated for the treatment of NMOSD in adult patients who are anti-aquaporin-4 antibody positive and the regulatory authorities in Japan, Switzerland and Canada also recently approved a therapy that targets the interleukin-6 receptor for patients diagnosed with NMOSD. The introduction of this and other competitive products may negatively impact our business, including our revenue and profitability. In addition, following the introduction of a SOLIRIS biosimilar in 2019 in Russia for the treatment of PNH and aHUS, we experienced a decrease in revenue from sales of SOLIRIS and expect that Russia will account for a minor portion, if any, of future SOLIRIS revenue as a result of this competitive product. We also believe that the manufacturer of a SOLIRIS biosimilar has commenced the process to obtain regulatory approval to market and sell a SOLIRIS biosimilar in Brazil and Turkey and, if approved, this biosimilar may compete with Soliris in Brazil and Turkey and, like Russia, have an adverse impact on SOLIRIS revenues in Brazil and Turkey. STRENSIQ, KANUMA and ANDEXXA may also experience competition in the future. We are also aware of companies that have initiated or are planning to initiate studies for diseases and conditions that we are also targeting with our product pipeline. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases and conditions that we also target with approved therapies.
Some of our competitors and future competitors may have significantly greater financial, technical and marketing resources than us and may commercialize competitive products that are cheaper, more effective, safer, have less frequent dosing schedules, or are easier and quicker to administer than our products. Our current and future competitors may develop products that are more broadly accepted or may receive patent protection that dominates, blocks or adversely affects our product development or business. These competitive products, including any biosimilars approved under alternative regulatory pathways (or generics that may be approved that compete with our small molecule therapies), may significantly reduce both the price that we receive for our marketed products and the volume of products that we sell, which may negatively impact our revenues and profitability. Given that a significant portion of our 2019 revenue was attributable to SOLIRIS, one or more competitive novel products or biosimilars could have a significant impact on our entire business.
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
The majority of our products and product candidates are biologics and the production of such biologic therapeutics that meet all product specification and regulatory requirements is particularly complex. Even slight deviations at any point in the production process may lead to production failures, product recalls and regulatory actions. For example, in 2013 and 2014 we undertook a voluntary recall of SOLIRIS due to the presence of visible particles in a limited number of vials. In addition, because the production process involves the use of materials that are derived from biological sources, the process can be affected by contaminants that could impact those biological micro-organisms. These manufacturing challenges are coupled with the fact that we have limited experience manufacturing commercial quantities of certain of our products (so we may have limited previous experience resolving any issues in connection with the manufacture of these products and any issues may take significant time to remediate or we may be unable to solve any manufacturing problems).  In addition, with our acquisition of Achillion, we also have small molecules in a Phase II trial and we are planning a Phase III trial and we expect that manufacture of these therapies and compliance with cGMP will pose similar challenges and we have limited experience manufacturing small molecules for clinical trials and for commercial sales.
If we and/or our third party manufacturers and suppliers fail to meet the highly technical requirements/specifications of manufacturing our biologic and small molecule products and our strict quality and control specifications, we (or they) may be unable to manufacture or supply our products. We depend on our third party manufacturers to perform effectively on a timely basis and to comply with regulatory requirements and meet our product specifications. For example, we rely on Lonza owned and operated facilities for the production of a significant portion of our products and Lonza has undertaken the construction and operation of new facilities to meet demand for certain of our products (including a new facility that is being qualified for manufacturing in New Hampshire) and these facilities must meet our production requirements and new facilities must be qualified by regulatory authorities before product can be sold. Our failure or the failure of our third-party manufacturers (including the Lonza facility in New Hampshire) to produce sufficient quantities of our products and product candidates or to meet our specifications and quality standards or those standards imposed by regulatory authorities could result in lost revenue, diminish our profitability, delay the development of our product candidates, delay regulatory approval, result in the rejection of our product candidates or result in supply shortages for our patients, which may lead to lawsuits, harm to our reputation or could accelerate introduction of competing products to the market. For example, we experienced unexpected chemistry, manufacturing and control (or CMC) issues with our ALXN 1830 program that resulted in a delay in the clinical trial timeline for that program. We may experience similar CMC issues in the future that may impact marketed products or other clinical trials.
If we underestimate demand for ULTOMIRIS, SOLIRIS, ANDEXXA or any of our products, or experience product interruptions at Alexion’s internal manufacturing facilities or a facility of a third party provider, including as a result of risks and uncertainties described in this Quarterly Report on Form 10-Q, we may not be able to increase our revenues and alternative therapies may gain greater market acceptance.
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
Our efforts to bring more of our manufacturing operations under our control present additional risks. We have made significant investments in biologics manufacturing facilities, warehousing, fill-finish and other facilities at our sites in Athlone and Dublin, Ireland and at dedicated sites owned by third parties. We have commenced manufacturing operations at certain of these sites prior to receiving regulatory approval and we have $76.9 of product produced at such sites in inventory as of June 30, 2020. Despite the significant investment we have made in these facilities and operations, we cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals for these and other facilities, that we will be able to perform the intended manufacturing and supply chain services at these facilities for commercial or clinical use or that we will be able to use the product manufactured at these sites. Prior to such time, we may continue to rely on third parties for these services.
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
Certain of the raw materials required in the manufacture and the formulation of our products are derived from biological sources. Such raw materials are difficult to procure and may be subject to contamination or recall. Access to and supply of sufficient quantities of raw materials which meet the technical specifications for the production process is challenging, and often limited to single-source suppliers. If a raw material manufacturer were unable to supply such materials, our business may be impacted because we rely on one or a limited number of such manufacturers for certain materials for our products. Finding an alternative supplier could take a significant amount of time and involve significant expense due to the nature of the products and the need to obtain regulatory approvals. The failure of these single-source suppliers to supply adequate quantities of raw materials for the production process in a timely manner, or at all, may impact our ability to produce sufficient quantities of our products for clinical or commercial requirements. A material shortage, delay, contamination, recall, or restriction on the use of certain biologically derived substances or any raw material used in the manufacture of our products could adversely impact or disrupt manufacturing and materially limit our ability to generate revenues.
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
Due to the fact that some of our products are new to the market, we do not have lengthy experience in marketing and selling these products to patients, healthcare providers and payers (for example, we are relatively new to certain therapeutic areas, such as neurology (gMG and NMOSD), and our sales force has had limited exposure in educating and targeting sales to patients and physicians in neurology practices). In addition, ANDEXXA is also new to the market, having been authorized by the FDA to be marketed in the US in mid-2018. This challenge is coupled with the fact that many members of our sales and marketing team are new to working with Alexion products (and ANDEXXA) and we are transitioning to third parties to market, distribute and sell our product in certain countries. If we are unable to successfully market and sell our new products (and expand our sales and commercial operations) and to successfully sell our products in new therapeutic areas, as well as successfully implement the transition to third parties to sell, distribute and market our products in certain countries, our business and sales may be harmed. We cannot guarantee that we will be able to establish, maintain and expand our own capabilities or enter into and maintain any sales, marketing or distribution agreements with third-party providers on acceptable terms, if at all, or that we will be able to manage the transition to third-party sales, marketing and distribution in the relevant jurisdictions that will not cause any interruption or disruption in our business and sales of our products. We will not exercise the same degree of control over such third parties that we do over our direct sales force and the ability to direct the third party and provide incentives for such third party to market and sell our products may not be as strong as in the case of a direct sales force. This transition and greater reliance on third party sales force, marketers and distributors may also increase the risk of litigation with or liability to third parties that we had previously engaged to perform services for us in jurisdictions where we are implementing these operational changes.
Even if we hire qualified sales and marketing personnel necessary to support our objectives and enter into distribution agreements with third parties on acceptable terms, we may not hire such employees or enter into such agreements in an efficient manner or on a timely basis. We may not be able to forecast accurately the size and experience of the sales and marketing force and the scale of distribution capabilities necessary to successfully market and sell our products, which could result in decreased revenues or margins. In addition, as we launch new products, such as ULTOMIRIS, and we move into other therapeutic areas (such as neurology and reversal of Factor Xa inhibitors), and, if and when, the products we acquire in connection with acquisitions and development agreements with third parties move closer to regulatory approval, we may have a larger product portfolio and address more therapeutic areas and the foregoing risks may continue to apply and may increase. Our expenses associated with building up and maintaining the sales force and distribution capabilities around the world, and in transitioning from direct sales force to third party sales, marketing and distribution, may be disproportionate compared to the revenues we may be able to generate on sales or any savings or efficiencies we gain through use of such third-parties. We cannot guarantee that we will be successful in commercializing any of our products for the above referenced or other reasons.
Our efforts to expand our business and product offerings through acquisitions of businesses and technologies may not be successful.
Building our product pipeline is a key strategic objective to address revenue concentration risk in C5 complement inhibitors and we expect to regularly evaluate and, when appropriate, purchase businesses and acquire, co-develop or license technologies and products from third parties in an effort to expand and diversify our pipeline, product offerings, and our technologies. For example, we recently completed the acquisitions of Portola and Achillion. Acquisitions of new businesses or products and in-licensing of new technologies and products may involve numerous risks, including:
•substantial cash expenditures;
•potentially dilutive issuance of equity securities and incurrence of debt;
•assumption of material liabilities in connection with the target or purchased technology, some of which may be difficult or impossible to identify at the time of acquisition;
•difficulties in integrating the operations of the acquired companies;

•failure of any acquired businesses or products or in-licensed products or technologies to achieve the scientific, medical, commercial or other results we anticipate;
•diverting our management's attention away from other business opportunities and on-going operations;
•the potential loss of our key employees or key employees of the acquired companies;
•risks of entering disease areas and indications or modalities in which we have limited or no direct experience; and
•significant investments in resources and personnel to evaluate, integrate and develop acquisition and in-license programs.
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
In addition, through our business development initiatives we have acquired new technologies, including a therapy to reverse Factor Xa inhibitors, Factor D small molecules and two FcRN platforms (in February 2020, based on data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody, which was the developer of one such FcRN platform), among others. These technologies are intended to diversify our pipeline and revenue base (if products based on these technologies are, where applicable, approved by regulatory authorities), but we have limited experience with these technologies, including developing these therapies, operating clinical trials with these therapies, obtaining regulatory approval and commercializing these assets. If we are unable to successfully bring these products to market and to increase sales of approved medicines in the case of ANDEXXA, we may not be able to diversify our revenue or generate a return on our investments.
Even if we are able to successfully identify and complete acquisitions and other strategic transactions, we may not be able to integrate or take full advantage of them. An acquisition or other strategic transaction may or may not result in short-term or long-term benefits to us (such as our transactions with Affibody and Stealth). We may also incorrectly judge the value or worth of an acquired company or business or an acquired or in-licensed product, particularly if the acquired technology is in preclinical trials or early-stage clinical trials. Any therapies we acquire that are pre-clinical or in clinical trials may not result in a commercialized product and any revenues, if the product is commercialized, may not result in generating an adequate return on our investment.
The acquired business of Portola may underperform relative to our expectations, and we may not be able to successfully integrate our existing business with the business of Portola and achieve anticipated synergies.
We completed the acquisition of Portola on July 2, 2020. The acquired business of Portola may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations. The ultimate success of the acquisition will depend, in part, on Alexion’s ability to successfully combine and integrate the Portola business and realize the anticipated benefits, including synergies, innovation opportunities and operational manufacturing and sales efficiencies, from the acquisition. If we are unable to achieve our objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of Alexion’s common stock may decline. In addition, if the results of the Phase 4 post-marketing trial required by the FDA does not meet the safety and efficacy requirements of the FDA, ANDEXXA (the product that generated almost all of Portola’s revenues) may be withdrawn from the market or otherwise subject to regulatory restrictions which may limit the ability to realize expected value from the transaction. Andexanet alfa also received conditional approval in the EU.
The integration of the two companies may result in material challenges, including, without limitation:
•the diversion of management’s attention from ongoing business concerns;
•managing a larger combined business that includes a new therapeutic area for Alexion;
•maintaining employee morale and retaining key management and other employees;
•retaining existing business and operational relationships, including customers, suppliers and employees and other counterparties, and attracting new business and operational relationships; and

•coordinating geographically separate organizations.
The financial results of ANDEXXA, and our ability to generate returns on our investment in Portola, will require that we successfully commercialize this product (which received conditional approval from the FDA in early 2019). ANDEXXA utilization will depend, in large part, on access for the therapy at both the institutional level (where adoption will be driven by hospitals and emergency care facilities including ANDEXXA in the approved protocols for care and by ANDEXXA being qualified for adequate reimbursement by payers for use) and at the individual prescriber level (where adoption will be driven by immediate physical access to the product as it will be used in the acute care setting and by acceptance and endorsement of use by individual physicians who will need to be satisfied with, among other things, ANDEXXA's safety and efficacy). While we do have experience with obtaining institutional approval for our therapies and promoting acute care products (SOLIRIS and ULTOMIRIS for aHUS) we will need to effectively address the needs of institutions and prescribers, as noted above, in order to increase sales of ANDEXXA.
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
Conducting clinical trials is a complex, time-consuming and expensive process and there are no guarantees that any trial will meet its endpoints or objectives. Completion of preclinical studies or clinical trials does not guarantee that we will initiate additional studies or trials for our product candidates, if further studies or trials are initiated, what the scope and phase of the trial will be or that they will be completed, or if these further studies or trials are completed, that the design or results may provide a sufficient basis to apply for or receive regulatory approvals or to commercialize products. Results of clinical trials could be inconclusive, requiring additional or repeat trials. Data obtained from preclinical studies and clinical trials are subject to varying interpretations that could delay, limit or prevent regulatory approval. Many companies have believed their product candidates performed satisfactorily in clinical trials but nonetheless failed to obtain marketing approval of their drug candidate. If the design or results achieved in our clinical trials are insufficient to proceed to further trials or to sustain regulatory approval of our product candidates, our business could be materially adversely affected. Failure of a clinical trial to achieve its pre-specified primary endpoint or objective generally increases the possibility that additional studies or trials may be required if we even determine to continue development of the product candidate, reduces the likelihood of timely development of and regulatory approval to market the product candidate, and may decrease the chances for successfully achieving the primary endpoint(s) or objective(s) in scientifically similar indications.
We are currently planning and conducting several clinical trials of products and product candidates that we anticipate may be important to our goal of expanding our business and diversifying our product portfolio. These trials may not yield the anticipated results for a number of reasons and may not result in a product that obtains regulatory approval.
ULTOMIRIS may not be approved as a treatment for additional indications or in other jurisdictions and any clinical trials may not achieve the designated endpoints and prove to be effective for use in patients with these additional indications. For example, we have initiated Phase III clinical trials for ULTOMIRIS as a treatment for: (i) Amyotrophic Lateral Sclerosis (ALS) and (ii) patients with COVID-19 and severe pneumonia or acute respiratory distress syndrome (and we plan to initiate studies of ULTOMIRIS for patients with HSCT-TMA, CM-TMA and a proof of concept basket study in renal indications, Lupus Nephritis (LN) and Immunoglobulin A Nephropathy (IgAN)). There is no

guarantee that the Phase III clinical trial for ALS and COVID-19 (or the additional studies that we are planning for ULTOMIRIS) will provide sufficient evidence to advance our research beyond these stages. Drug development is very uncertain. We had, for example, conducted an exploratory clinical study in Primary Progressive Multiple Sclerosis (PPMS) that we have decided to no longer pursue based on biomarker analysis.
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
For human trials, patients must be recruited and each product candidate must generally be tested at various doses and formulations for each clinical indication. Many of our programs focus on diseases and conditions with small patient populations making patient enrollment difficult and requiring a relatively large number of trial sites to meet enrollment requirements to power our clinical trials to our desired levels for efficacy and, in certain cases, superiority. Additionally, we can have multiple clinical trials running for the same indication, further challenging clinical trial enrollment. Insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate or a study at any time due to unfavorable results or other reasons, including if there are concerns about patient safety (as patients have, and may in the future, suffer injuries during clinical trials). If initial trials do not produce adequate results, we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which may increase costs and delay revenue from those product candidates, if any. We may open clinical sites and enroll patients in countries where or for indications in which we have little experience.
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
Additional factors that can cause delay, impairment or termination of our clinical trials or our product development efforts include:
•delay or failure in obtaining institutional review board (IRB) approval or the approval of other reviewing entities to conduct a clinical trial at each site;
•delay or failure in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;
•clinical sites and investigators deviating from trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;
•delay or failure in having patients complete a trial or return for post-treatment follow-up;
•lack of sufficient supplies of the product candidate;
•disruption of operations at the clinical trial sites;
•adverse medical events or side effects in treated patients;
•failure of patients taking the placebo to continue to participate in our clinical trials;
•insufficient clinical trial data to support safety and effectiveness of the product candidates;
•lack of effectiveness or safety of the product candidate being tested;

•decisions by regulatory authorities, the IRB, ethics committee, or us, or recommendation by a data safety monitoring board, to suspend or terminate clinical trials at any time for safety issues or for any other reason;
•failure to obtain the necessary regulatory approvals for the product candidate or the approvals for the facilities in which such product candidate is manufactured; and
•decisions by competent authorities, IRBs or ethics committees to demand variations in protocols or conduct of clinical trials
We expect our operating results to fluctuate.
Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to certain risks, including those described in these “Risk Factors” as well as the timing of charges and expenses that we may take, acquisitions and business development transactions (such as the Portola Pharmaceuticals, Achillion Pharmaceuticals, Wilson Therapeutics and Syntimmune acquisitions) and the impact of converting patients from SOLIRIS to ULTOMIRIS (as noted above). We may not be able to sustain or increase profitability on a quarterly or annual basis. Since we have a limited sales and operating history with certain of our products and for new indications of existing products (such as SOLIRIS as a treatment for NMOSD and ANDEXXA), we may not be able to accurately forecast demand for our products or for new indications. Product demand and, in the case of conversion to ULTOMIRIS, product preference and conversion, is dependent on a number of factors, many of which are beyond our control. For these reasons, we may not be able to accurately forecast demand for our products. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance.
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
We have incurred significant impairment charges, and may continue to incur such charges in the future for certain of our assets, including goodwill in connection with acquisitions, and such amounts may be material.
If the purchase price of a business acquisition exceeds the value of the assets (and liabilities) acquired, the acquirer must recognize goodwill in such amount. We may be required to recognize impairment charges for our goodwill and other intangible assets, and such charges may be material and have an adverse impact on our financial results in the period such charges are incurred and may also have an adverse impact on our reputation.
As of June 30, 2020, the net carrying value of our goodwill and other intangible assets, net totaled $7,134.9. As required by GAAP, we evaluate goodwill and intangible assets for impairment on an annual basis, or as facts and circumstances warrant. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, adverse clinical results, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets.
As part of our standard quarterly procedures, we review facts and circumstances regarding our long-lived assets, including the KANUMA asset, to assess for potential indicators of impairment. During the quarter ended June 30, 2020, based on continued challenges expanding patient growth and new alternative commercial opportunities, the Company revised its strategic view of KANUMA and determined that we have exhausted commercially viable initiatives related to KANUMA and will have difficulty expanding patient growth over the long term as we focus on promoting other commercial programs and growing our pipeline. While management is committed to continued access to KANUMA for existing patients and providing access to future patients diagnosed with LAL-D, as we grow our business and product offerings, including through the recent acquisition of Portola Pharmaceuticals, we will prioritize programs where the opportunity to find patients who can benefit from Alexion therapies is the greatest. Therefore, we no longer expect to increase the number of KANUMA patients at the rate we previously assumed in our cash flow projections for KANUMA. As a result of these developments during the second quarter 2020, management adjusted assumptions in our long term cash flow forecast model for KANUMA and recognized an impairment charge of $2,042.3 related to the associated intangible asset.
Cash flow models used in our assessments of intangible assets are based on the projected commercial sales of the underlying products which considers, where applicable, our commercial experience with the product to date. Cash flow models for products currently in development also include the likelihood of approval. These cash flow models require the use of significant estimates and judgements, which include, but are not limited to, probability of regulatory approval, market access assumptions, long-range pricing expectations and patient-related assumptions, including patient identification, conversion and retention rates. As we continue to develop and sell products that have a related intangible asset associated with it, new data may cause us to adjust the assumptions in our cash flow models. Changes to assumptions used in our net cash flow projections may result in material impairment charges in subsequent periods, similar to the impairment charge recognized in the second quarter 2020 related to KANUMA.
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
•difficulties or the inability to obtain necessary foreign regulatory or reimbursement approvals of our products in a timely manner or at all;
•political or economic determinations or decisions that adversely impact pricing or reimbursement policies in foreign countries;
•economic problems or political instability;
•fluctuations in currency exchange rates;
•difficulties or inability to obtain financing in markets;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•customs and tax officials in foreign jurisdictions may disagree with the value we set when we or others import our products (including products that are donated for charitable purposes or used for clinical trials) and we may be required to pay additional duties or fines and such amounts may be substantial. For example, our offices in Brazil were visited by the Brazilian federal tax authorities and we received a written notice from such authorities requesting information with respect to the importation of SOLIRIS free of charge to patients in Brazil from 2014 to 2019. In connection with this matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts to, among others, two Alexion subsidiaries. This notice focuses on: (i) the identity of the importer and (ii) the importation value of SOLIRIS vials in connection with Alexion’s free drug program in Brazil. See Note 16, Commitments and Contingencies to the condensed consolidated financial statements for more information on this matter);
•difficulties in establishing and enforcing contractual and intellectual property rights;
•compliance with complex import and export control laws;
•trade restrictions and restrictions on direct investments by foreign entities;
•compliance with local tax, employment and labor laws;
•costs and difficulties in recruiting and retaining qualified managers and employees to manage and operate the business in local jurisdictions;
•costs and difficulties in managing and monitoring international operations; and

•longer payment cycles
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations in the locations in which we operate our business are extensive and far-reaching, and we must maintain accurate records and control over the activities of our employees, distributors and third party service providers in countries where we operate. We have policies and procedures, and we are committed to continually focusing on our compliance program and we continue to enhance our comprehensive company-wide program and efforts, and these are designed to help us and our representatives, including our employees and our vendors and distributors, comply with such laws, however we cannot guarantee that these policies, programs and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by us, our employees or our representatives. Any determination that our operations or activities are not in compliance with existing laws or regulations, including the FCPA and the UK Anti-Bribery Act, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have a material and adverse effect on our business operations. In addition, as our international operations expand, we are likely to become subject to new anti-corruption/anti-bribery laws or existing laws may govern our activities in new jurisdictions in which we commence operations. In addition, as we move from a direct sales force to third-party sales force, distributors and marketers in certain countries and regions, we may also have liability under the FCPA and anti-bribery laws and regulations for the actions of these third parties. Although we can impose contractual restrictions on what these third parties are authorized to do on our behalf, we will exercise only limited control over the actions of these third parties but may still face the same liabilities for their actions. Our failure, and the failure of others who we engage to act on our behalf, to comply, with the laws and regulations of the countries in which we operate, or will operate in the future, could materially harm our business.
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
Failure to comply with the laws and requirements that apply to our business, including statutes and regulations, administered by the FDA, the EC, the competent authorities of the EU Member States, the MHLW or other comparable agencies, could result in:
•a product recall;
•a product withdrawal;
•modification or revision to a product label;
•significant administrative and judicial sanctions, including, warning letters or untitled letters;
•significant fines and other civil penalties;
•suspension, variation or withdrawal of a previously granted approval for our products;
•interruption, suspension or termination of production;
•operating restrictions, such as a shutdown of production facilities or production lines, or new manufacturing requirements;
•suspension or termination of ongoing clinical trials;
•delays in approving or refusal to approve our products including pending BLAs or BLA supplements for our products or a facility that manufactures our products;
•seizing or detaining product;
•requiring us or third-parties performing services for us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•injunctions; and/or
•criminal prosecution.
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
Following marketing approval of a pharmaceutical product, the safety profile of such product continues to be closely monitored by the FDA and other foreign regulatory authorities. Regulations continue to apply after product approval, and cover, among other things, testing, manufacturing, quality control, finishing, filling, labeling, advertising, promotion, risk mitigation, adverse event reporting requirements and export of biologics and small molecule compounds. Included in the post-approval marketing requirements are, for example, the REMS program for both SOLIRIS and
ULTOMIRIS in the U.S., and a REMS program can be updated from time to time by the FDA and such updates can be costly and burdensome to implement. In addition, continued approval for ANDEXXA for its currently approved indication in the US is contingent upon post-marketing study results that verify that clinical benefit is conferred to patients.
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
Finally, the FDA, the EU and EU Member States and the MHLW, among other regulatory agencies, impose restrictions on the promotion and marketing of drug products and prohibit pharmaceutical manufacturers from promoting products for indications other than those cleared or approved by regulatory authorities or for use in manner that is not consistent with the product label approved by regulatory agencies, or off-label promotion. In certain instances, physicians are, however, in their medical judgment permitted to use products for unapproved purposes and we are aware, for example, of such uses of SOLIRIS. Although we believe that our marketing materials and training programs for physicians do not constitute improper promotion, the FDA, the DOJ, other federal or state government agencies, the EU, EU Member States or the MHLW (or other foreign regulatory agencies) may disagree. If any governmental authority determines that our promotional materials, training or other activities constitute improper promotion of any of our products, it could request that we modify our training or promotional materials (which occurred in 2019 in Japan) or other activities or subject us to regulatory enforcement actions, including the issuance of a warning letter, product withdrawal or recall, injunction, seizure, civil fine and criminal penalties. It is also possible that other enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false or fraudulent claims for payment of government funds.
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries, including Brazil, Colombia, Japan, Russia and Turkey. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also sought information related to our recalls of specific lots of SOLIRIS and related securities disclosures. DOJ informed us that it has closed its inquiry into these matters. We settled the investigation with the SEC in July 2020, and made payment of approximately $21.5 in disgorgement, civil penalties, and pre-judgment interest in connection with the settlement. See Note 16, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on this matter.
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
In addition, while we settled the SEC's investigation in July 2020 as described above (and the DOJ closed its inquiry into these matters), any future determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of a broad range of civil and criminal sanctions against us and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. Any attempts to resolve some or all of any such matters in the future may not be successful. If we were to engage in settlement discussions with respect to any current or future investigation or litigation (and we may accrue amounts due to the nature of such discussions), but the matter is not settled, the ultimate resolution may result in monetary or other penalties materially greater or stricter than the amounts or terms that we proposed in discussions (or the amount that we accrued for such matter during negotiations). Additionally, remediation of any such findings resulting from any past or future investigations could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with past and ongoing investigations, as well as responding to any future U.S., state or foreign governmental investigation or whistleblower lawsuit, has resulted and could continue to result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
Our business could be adversely affected by litigation and regulatory enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigations (as noted above) and enforcement and other legal actions on a variety of matters in the U.S. or foreign jurisdictions, including,  without limitation, intellectual property, regulatory, product liability, tax and custom/import duties, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, product pricing, employment and other claims and legal proceedings which may arise from conducting our business. We are involved in certain legal proceedings. See Note 16, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on certain of these legal proceedings. In addition, in connection with any acquisitions, we may assume potential liability related to pending legal proceedings of the acquired company. For example, securities class action compliants were filed against Portola and certain officers of Portola alleging violation of the antifraud provisions of the Exchange Act of 1934 and the Securities Act of 1933 due to misrepresentations and omissions in public disclosures concerning sales of andexanet alfa between January 8, 2019 and February 26, 2020. Legal proceedings are inherently unpredictable, and the outcome can result in costly verdicts, fines and penalties, exclusion from federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time consuming and distracting, and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our product sales, business and results of operations. In addition, product liability is a major risk in testing, selling, using and marketing biotechnology and pharmaceutical products. We may face potential product liability exposure in human clinical trials and for products we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention and could adversely affect our reputation and the demand for our products and result in significant monetary liability.
Changes in healthcare laws and implementing regulations, as well as changes in healthcare policy, may affect coverage and reimbursement of our products in ways that we cannot currently predict and these changes could adversely affect our business and financial condition.
 In the U.S., there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The PPACA, for example, substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar and generic products (and allowing biosimilars access to the market in accordance with the FDA’s Biosimilars Action Plan). These changes may impact existing government healthcare programs, industry competition, formulary composition, and may result in the development of new programs, including Medicare payment for performance initiatives, health technology assessments and improvements to the physician quality reporting system and feedback program. In 2016, CMS implemented changes to the Medicaid Drug Rebate Program under the PPACA. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has and may continue to decrease revenues, increase our costs and the complexity of compliance, has been and may be time-consuming to comply with, and could have a material adverse effect on our results of operations.
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
Federal law requires that any company that participates in the Medicaid Drug Rebate Program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B pricing program is described in Pharmaceutical Pricing and Reimbursement in Item 1 Business in our Annual Report on Form 10-K for the year ended December 31, 2019. The 340B ceiling price is calculated using a statutory formula, which is based on, among other prices, the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. We are a participant in the 340B drug pricing program and are, for the applicable covered entities, subject to the price ceiling. Any changes to the 340B drug pricing program, including:
•the method of calculating the 340B ceiling price for our products;
•any expansion of the entities that qualify as covered entities; and
•any requirement that participating manufacturers agree to provide 340B discounted pricing on drugs used in an inpatient setting;
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
Risks Related to Our Common Stock
Our stock price is volatile.
The trading price of our common stock has been volatile and may continue to be volatile in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our products or our competitors' products, product development by us or our competitors, changes in laws, including healthcare, tax or intellectual property laws, intellectual property developments, changes in reimbursement or drug pricing, the existence or outcome of litigation or government proceedings, including the Chugai lawsuits alleging patent infringement, acquisitions or other strategic transactions, and the perceptions of our investors that we are not performing or meeting expectations. In addition, the sales of our common stock by our officers, directors, or by any entities that an officer or director may be affiliated with, may have caused our stock price to drop in the past and any future sales by such officer, director or affiliate (or the perception that such sales could occur) may have a negative impact on our stock price. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.
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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the second quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2020	0.3	$96.68	0.3	$895.5
May 1-31, 2020	0.2	$100.87	0.2	$874.7
June 1-30, 2020	1.8	$115.10	1.8	$674.7
Total	2.3	$111.07	2.3
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under the repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to an additional $1,000.0. In addition to the October 22, 2019 authorization, on July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion.

Item 5.OTHER INFORMATION.
None.

Item 6.EXHIBITS.

(a)Exhibits:

10.1*	Confidential Settlement and License Agreement, dated as of May 28,2020, by and between Alexion Pharmaceuticals, Inc., Alexion Pharma International Operations Unlimited Company and Amgen Inc., incorporated by reference to our Report on Form 8-K/A, filed on June 3, 2020.

10.2	Agreement and Plan of Merger, dated as of May 5, 2020, by and among Portola Pharmaceuticals, Inc., Alexion Pharmaceuticals, Inc. and Odyssey Merger Sub Inc., incorporated by reference to our Report on Form 8-K, filed on May 7, 2020.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101	The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity the three and six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.
* Certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if shared.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: July 30, 2020		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Aradhana Sarin, M.D.
Date: July 30, 2020		Aradhana Sarin, M.D. Executive Vice President and Chief Financial Officer (principal financial officer)