Form 10-Q
period 2020-09-30
ALEXION PHARMACEUTICALS, INC.
filed 2020-10-29
CIK 899866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock	$0.0001 par value	218,845,432
Class		Outstanding as of October 27, 2020

Alexion Pharmaceuticals, Inc.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(amounts in millions, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,268.0	$2,685.5
Marketable securities	28.9	64.0
Trade accounts receivable, net	1,437.1	1,243.2
Inventories	729.0	627.6
Prepaid expenses and other current assets	604.8	456.1
Total current assets	5,067.8	5,076.4
Property, plant and equipment, net	1,214.5	1,163.3
Intangible assets, net	3,056.6	3,344.3
Goodwill	5,100.7	5,037.4
Right of use operating assets	220.1	204.0
Deferred tax assets	2,270.5	2,290.2
Other assets	618.2	429.0
Total assets	$17,548.4	$17,544.6
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$89.2	$74.0
Accrued expenses	978.4	892.7
Current portion of long-term debt	138.6	126.7
Other current liabilities	124.8	100.9
Total current liabilities	1,331.0	1,194.3
Long-term debt, less current portion	2,453.3	2,375.0
Contingent consideration	398.1	192.4
Deferred tax liabilities	1,818.2	2,081.4
Noncurrent operating lease liabilities	175.8	164.1
Other liabilities	297.1	265.6
Total liabilities	6,473.5	6,272.8
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock, $0.0001 par value; 290.0 shares authorized; 239.7 and 237.8 shares issued at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	9,030.4	8,804.7
Treasury stock, at cost, 20.7 and 16.5 shares at September 30, 2020 and December 31, 2019, respectively	(2,543.7)	(2,105.9)
Accumulated other comprehensive loss	(119.2)	(66.8)
Retained earnings	4,707.4	4,639.8
Total stockholders' equity	11,074.9	11,271.8
Total liabilities and stockholders' equity	$17,548.4	$17,544.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net product sales	$1,588.3	$1,263.1	$4,477.4	$3,605.8
Other revenue	0.4	—	0.7	1.0
Total revenues	1,588.7	1,263.1	4,478.1	3,606.8
Costs and expenses:
Cost of sales (exclusive of amortization of purchased intangible assets)	144.7	95.2	401.3	280.2
Research and development	285.9	232.9	707.9	616.4
Selling, general and administrative	334.2	299.3	955.5	880.1
Acquired in-process research and development	—	—	—	(4.1)
Amortization of purchased intangible assets	53.1	75.6	200.5	235.7
Change in fair value of contingent consideration	23.4	29.8	45.0	7.2
Acquisition-related costs	63.0	—	105.7	—
Restructuring expenses	14.3	0.3	13.5	11.9
Impairment of intangible assets	—	—	2,053.3	—
Gain on sale of asset	(14.8)	—	(14.8)	—
Total costs and expenses	903.8	733.1	4,467.9	2,027.4
Operating income	684.9	530.0	10.2	1,579.4
Other income and expense:
Investment income, net	11.5	23.0	47.8	50.6
Interest expense	(27.6)	(17.9)	(77.0)	(56.1)
Other income and (expense)	(1.9)	0.4	(2.6)	2.9
Income (loss) before income taxes	666.9	535.5	(21.6)	1,576.8
Income tax expense (benefit)	88.8	67.9	(89.2)	61.5
Net income	$578.1	$467.6	$67.6	$1,515.3
Earnings per common share
Basic	$2.64	$2.09	$0.31	$6.77
Diluted	$2.62	$2.08	$0.30	$6.72
Shares used in computing earnings per common share
Basic	219.1	223.3	220.4	223.8
Diluted	220.6	224.5	221.9	225.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(amounts in millions)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$578.1	$467.6	$67.6	$1,515.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation	1.2	(2.5)	(5.3)	(3.0)
Unrealized gains on debt securities	—	—	0.1	0.2
Unrealized (gains) losses on hedging activities, net of tax of $(2.8), $3.5, $(14.3) and $(10.8), respectively	(9.5)	12.2	(47.2)	(35.7)
Other comprehensive (loss) income, net of tax	(8.3)	9.7	(52.4)	(38.5)
Comprehensive income	$569.8	$477.3	$15.2	$1,476.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(amounts in millions)

Three months ended September 30, 2020	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, June 30, 2020	239.2	$—	$8,942.4	20.1	$(2,470.0)	$(110.9)	$4,129.3	$10,490.8
Repurchase of common stock	—	—	—	0.6	(73.5)	—	—	(73.5)
Issuance of common stock under stock option and stock purchase plans	0.2	—	10.5	—	—	—	—	10.5
Issuance of restricted common stock	0.3	—	—	—	—	—	—	—
Share-based compensation expense	—	—	70.3	—	(0.2)	—	—	70.1
Portola replacement equity awards attributable to the pre-combination period	—	—	7.2	—	—	—	—	7.2
Net income	—	—	—	—	—	—	578.1	578.1
Other comprehensive loss	—	—	—	—	—	(8.3)	—	(8.3)
Balances, September 30, 2020	239.7	$—	$9,030.4	20.7	$(2,543.7)	$(119.2)	$4,707.4	$11,074.9

Three months ended September 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, June 30, 2019	237.3	$—	$8,677.0	13.1	$(1,738.8)	$(57.9)	$3,283.2	$10,163.5
Repurchase of common stock	—	—	—	3.1	(334.6)	—	—	(334.6)
Issuance of common stock under stock option and stock purchase plans	0.1	—	1.9	—	—	—	—	1.9
Issuance of restricted common stock	0.1	—	—	—	—	—	—	—
Share-based compensation expense	—	—	59.1	—	—	—	—	59.1
Net income	—	—	—	—	—	—	467.6	467.6
Other comprehensive income	—	—	—	—	—	9.7	—	9.7
Balances, September 30, 2019	237.5	$—	$8,738.0	16.2	$(2,073.4)	$(48.2)	$3,750.8	$10,367.2

Nine months ended September 30, 2020	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2019	237.8	$—	$8,804.7	16.5	$(2,105.9)	$(66.8)	$4,639.8	$11,271.8
Repurchase of common stock	—	—	—	4.2	(434.3)	—	—	(434.3)
Issuance of common stock under stock option and stock purchase plans	0.4	—	23.4	—	—	—	—	23.4
Issuance of restricted common stock	1.5	—	—	—	—	—	—	—
Share-based compensation expense	—	—	195.1	—	(3.5)	—	—	191.6
Portola replacement equity awards attributable to the pre-combination period	—	—	7.2	—	—	—	—	7.2
Net income	—	—	—	—	—	—	67.6	67.6
Other comprehensive loss	—	—	—	—	—	(52.4)	—	(52.4)
Balances, September 30, 2020	239.7	$—	$9,030.4	20.7	$(2,543.7)	$(119.2)	$4,707.4	$11,074.9

Nine months ended September 30, 2019	Common Stock		Additional Paid-In Capital	Treasury Stock at Cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares Issued	Amount		Shares	Amount
Balances, December 31, 2018	236.2	$—	$8,539.1	12.7	$(1,689.9)	$(9.7)	$2,325.8	$9,165.3
Repurchase of common stock	—	—	—	3.5	(383.5)	—	—	(383.5)
Issuance of common stock under stock option and stock purchase plans	0.3	—	23.2	—	—	—	—	23.2
Issuance of restricted common stock	1.0	—	—	—	—	—	—	—
Share-based compensation expense	—	—	175.7	—	—	—	—	175.7
Net income	—	—	—	—	—	—	1,515.3	1,515.3
Other comprehensive loss	—	—	—	—	—	(38.5)	—	(38.5)
Adoption of new accounting standards	—	—	—	—	—	—	(90.3)	(90.3)
Balances, September 30, 2019	237.5	$—	$8,738.0	16.2	$(2,073.4)	$(48.2)	$3,750.8	$10,367.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

Alexion Pharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(amounts in millions)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$67.6	$1,515.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	254.3	286.2
Change in fair value of contingent consideration	45.0	7.2
Payments of contingent consideration	—	(100.0)
Share-based compensation expense	195.6	176.8
Deferred taxes (benefit)	(174.2)	(136.1)
Unrealized foreign currency loss (gain)	0.9	(3.3)
Unrealized gain on forward contracts	(3.9)	(15.3)
Unrealized gain on strategic equity investments	(4.6)	(20.6)
Gain on sale of asset	(14.8)	—
Gain on derecognition of Portola strategic equity investment	(29.7)	—
Inventory obsolescence charge	24.6	—
Impairment of intangible assets	2,053.3	—
Other	10.7	(2.3)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(183.5)	(199.1)
Inventories	(10.3)	(105.9)
Prepaid expenses, right of use operating assets and other assets	(92.3)	(42.2)
Accounts payable, accrued expenses, lease liabilities and other liabilities	23.7	207.1
Net cash provided by operating activities	2,162.4	1,567.8
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(19.4)	(51.2)
Proceeds from maturity or sale of available-for-sale debt securities	184.2	211.0
Purchases of mutual funds related to nonqualified deferred compensation plan	(14.1)	(13.4)
Proceeds from sale of mutual funds related to nonqualified deferred compensation plan	9.6	11.4
Purchases of property, plant and equipment	(29.2)	(124.7)
Payment for acquisition of businesses, net of cash and restricted cash acquired	(2,111.9)	—
Purchases of strategic equity investments and options	(38.1)	(63.7)
Purchase of intangible assets	—	(16.0)
Net cash used in investing activities	(2,018.9)	(46.6)
Cash flows from financing activities:
Payments on term loan	(97.9)	(65.4)
Payments on revolving credit facility	—	(250.0)
Repurchases of common stock	(434.3)	(383.5)
Net proceeds from issuance of common stock under share-based compensation arrangements	22.1	23.2
Other	(28.0)	(3.7)
Net cash used in financing activities	(538.1)	(679.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.5)	(6.1)
Net change in cash and cash equivalents and restricted cash	(395.1)	835.7
Cash and cash equivalents and restricted cash at beginning of period	2,723.6	1,367.4
Cash and cash equivalents and restricted cash at end of period	$2,328.5	$2,203.1

	Nine months ended September 30,
	2020	2019

Supplemental cash flow disclosures from investing and financing activities:
Contingent consideration issued in acquisitions	$155.0	$—
Fair value of equity shares in Portola settled at closing of the acquisition	$47.8	$—
Fair value of replacement equity awards issued to Portola employees attributable to the pre-combination period	$7.2	$—
Exchange of intellectual property rights for equity shares in Inozyme	$14.8	$—
Fair value of strategic investment and purchase option acquired, less upfront cash paid	$—	$27.6
Operating ROU lease assets obtained in exchange for operating lease liabilities	$21.2	$23.9
Accounts payable and accrued expenses for purchases of property, plant and equipment and intangible assets	$14.3	$3.1
The following provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of such amounts shown in the condensed consolidated statement of cash flows:

	Nine months ended September 30,
	2020	2019

Cash and cash equivalents	$2,268.0	$2,171.3
Restricted cash included in other current assets	60.4	31.5
Restricted cash included in other noncurrent assets	0.1	0.3
Total cash and cash equivalents and restricted cash reported in the condensed consolidated statement of cash flows	$2,328.5	$2,203.1
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
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development. Alexion focuses its research efforts on novel molecules and targets in the complement cascade and its development efforts on the core therapeutic areas of hematology, nephrology, neurology, metabolic disorders, cardiology, ophthalmology and acute care. We were incorporated in 1992 under the laws of the State of Delaware.
2.Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These accounting principles were applied on a basis consistent with those of the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of our financial statements for interim periods presented in accordance with accounting principles generally accepted in the United States. The condensed consolidated balance sheet as of December 31, 2019 was derived from audited annual financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain. We are not aware of any specific event or circumstance that would require an update to our estimates, judgments and assumptions or a revision of the carrying value of our assets or liabilities as of October 29, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
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
Qualifying CCA implementation, set-up and other upfront costs incurred after January 1, 2020 are capitalized as other assets in our condensed consolidated balance sheets. These assets will be expensed over the term of the hosting arrangement and such expense will be presented within the same line item in our condensed consolidated statements of operations as the expense for fees for the associated hosting arrangement. These capitalized costs will be evaluated for impairment when events or changes in circumstances indicate that the carrying value of the capitalized implementation costs is not recoverable. For the nine months ended September 30, 2020, capitalized CCA implementation costs were not material.
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
As of September 30, 2020, we reassessed our estimated credit losses on our trade accounts receivable, including consideration of the potential impacts of the COVID-19 global pandemic. Based on the relevant facts and economic conditions as of September 30, 2020, we concluded that the expected credit losses on our trade accounts receivable continued to be immaterial.
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
The initial fair value estimate of the contingent consideration in the form of non-tradeable CVRs was $160.7, which was recorded as a noncurrent liability in our condensed consolidated balance sheet, including $5.7 related to compensation attributable to the post-combination service period. We determined the fair value of these milestone-related payment obligations using various estimates, including probabilities of success prior to expiration of the specified period, discount rates and the amount of time until the conditions of the milestone payments are expected to be met. This fair value measurement was based on significant inputs not observable in the market, representing Level 3 measurements within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a cost of debt rate ranging from 2.1% to 2.3%. The range of estimated milestone payments upon closing of the acquisition is from zero, if no milestones are achieved for any product, to $306.3 if certain development and regulatory milestones are achieved.
Subsequent to the acquisition date, we have adjusted the contingent consideration to fair value with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of contingent consideration related to the passage of time as development work progresses towards the potential achievement of the milestones. At September 30, 2020, the fair value of the contingent consideration for the Achillion acquisition was $209.4 based on the probability-weighted cash flows, discounted using a cost of debt ranging from 3.9% to 4.3%. Changes in fair value of the contingent consideration associated with the Achillion acquisition for the three and nine months ended September 30, 2020 was $19.3 and $48.6, respectively.
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
Achillion's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2020 we recorded $24.6 and $51.4 of pre-tax operating losses exclusive of transaction costs, $19.3 and $48.6, respectively, of changes in contingent consideration and zero and $11.0, respectively, of impairment charges, associated with the operations of Achillion in our condensed consolidated statements of operations. We also recorded acquisition-related costs in connection with the acquisition during the three and nine months ended September 30, 2020 as presented below. No revenues were recorded in the results of operations during the three and nine months ended September 30, 2020 as neither ALXN2040 nor ALXN2050 has been approved for commercial sale by any regulatory agency.
Portola Pharmaceuticals, Inc.
In May 2020, Alexion entered into a definitive merger agreement to acquire Portola Pharmaceuticals, Inc. (Portola), a commercial-stage biopharmaceutical company focused on life-threatening blood-related disorders. Portola’s commercialized medicine, ANDEXXA®, marketed as ONDEXXYA® in Europe, is the first and only approved Factor Xa inhibitor reversal agent, and has demonstrated transformative clinical value by rapidly reversing the anticoagulant effects of Factor Xa inhibitors rivaroxaban and apixaban in severe and uncontrolled bleeding. The acquisition provides the opportunity to grow Alexion's commercial portfolio and is a strategic fit with our existing expertise in acute care, hematology and neurology.
Alexion completed the acquisition through a tender offer and subsequent merger of Portola which closed on July 2, 2020. Under the terms of the tender offer and merger agreement, Alexion purchased all outstanding common stock of Portola for $18.00 per share, or an aggregate of approximately $1,380.8, including the settlement of certain of Portola's outstanding equity awards but excluding shares of Portola stock held by Alexion at closing. The acquisition was funded by cash on hand.
Prior to the acquisition of Portola, in March 2020 and April 2020, we purchased $14.5 and $3.6, respectively, of common stock of Portola, which we recorded at fair value. Upon the closing of the acquisition of Portola, the fair value of the equity investment of $47.8 was derecognized and included in the fair value of consideration transferred. For additional information on our Portola equity investment, please see Note 10, Other Investments.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The aggregate fair value of equity compensation attributable to the post-combination service period was $11.1. This amount was excluded from the total consideration transferred and was recognized as a charge to acquisition-related costs in our condensed consolidated statements of operations. These amounts were primarily associated with the accelerated vesting of stock options previously granted to Portola employees and were paid during the third quarter 2020.
We issued $41.5 of equity compensation replacement awards, of which the portion attributable to services performed prior to the acquisition date, or $7.2, was allocated to purchase consideration. The remaining fair value is attributable to future services and will be expensed as share-based compensation over the remaining service periods. Expense associated with the accelerated-vesting of the replacement awards in connection with employee terminations will be recognized as acquisition-related employee separation costs.
In connection with the acquisition, Alexion also paid $196.9 to settle certain debt held by Portola that was subject to preexisting change of control provisions.
The transaction was accounted for as a business combination. The following table summarizes the total consideration transferred to acquire Portola and the estimated fair value of the identified assets acquired and liabilities assumed at the acquisition date:

Consideration
Upfront payment to shareholders and equity holders	$1,380.8
Upfront payment, fair value of equity compensation attributable to the post-combination service period	(11.1)
Upfront cash paid, net	1,369.7

Fair value of equity shares held by Alexion at closing	47.8
Fair value of replacement equity awards attributable to the pre-combination period	7.2
Total consideration to acquire outstanding equity, net	1,424.7

Total consideration to settle preexisting debt	196.9
Total consideration	$1,621.6

Assets Acquired and Liabilities Assumed
Cash and cash equivalents	$288.5
Marketable securities	17.8
Inventories, including noncurrent portion of $169.1 and validation batches of $60.9	362.5
Intangible assets	1,051.0
Goodwill	25.5
Deferred tax assets, net	116.0
Other assets	41.9
Accounts payable and accrued expenses	(75.6)
Long-term debt, including current portion of $7.7	(182.0)
Other liabilities	(24.0)
Total net assets acquired	$1,621.6

Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period. The areas that rely on preliminary estimates that are not yet finalized relate to the valuation of acquired intangible assets, an ongoing assessment of the condition of certain inventory and deferred taxes, net, as a result of ongoing studies to determine the tax deductibility of certain acquisition-related costs and the valuation of historical net operating loss and income tax credit carryforwards.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
We acquired $362.5 of ANDEXXA inventory, inclusive of $60.9 of validation batches manufactured under processes which are subject to regulatory approval and expected to be commercially saleable following approval. The estimated fair value of raw material inventory was valued at replacement cost, which is equal to the value a market participant would pay to acquire the inventory. The estimated fair value of work-in-process and finished goods inventory was based on the expected selling price of the inventory, adjusted for incremental costs to complete the manufacturing process, for direct selling efforts, and for a normal profit on the remaining manufacturing and selling costs. Additionally, as the inventory acquired, inclusive of validation batches, is expected to be realized over a period of approximately 3.0 years, the fair value of the inventory was determined using a discount rate of 17.5%, representing the rate of return that a market participant would expect for the inventory, which shares risk that is similar to the underlying intellectual property. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements. The acquired inventory, inclusive of the acquisition-date fair value step-up, will be expensed within cost of sales as the inventory is sold to customers. We classified the ANDEXXA inventory that is expected to be utilized beyond our normal operating cycle as a long-term asset. The fair value of the non-current portion of inventory, in addition to the validation batches, are classified within other assets in our condensed consolidated balance sheet.
Intangible assets consist of purchased technology of $1,036.0 and IPR&D of $15.0. The purchased technology intangible asset relates to Portola's lead product ANDEXXA. The estimated fair value was determined using the excess earnings valuation method, a variation of the income valuation approach. The excess earnings valuation method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to that intangible asset. Some of the more significant assumptions utilized in our asset valuation included the estimated net cash flows for ANDEXXA, including net revenues, cost of sales, research and development and other operating expenses, the potential regulatory and commercial success rates associated with ANDEXXA's current conditional approval status and planned extension into the urgent surgery setting, competitive trends impacting the assets, and tax rates. The fair value using the excess earnings valuation method was determined using a discount rate commensurate with the risks of ANDEXXA of 17.5%, which represents a rate of return that a market participant would expect for the asset. The acquired purchased technology intangible asset is being amortized over an estimated useful life of approximately 10 years. IPR&D relates to the cerdulatinib development-stage asset. The estimated fair value of the IPR&D asset was determined using a relief from royalty (RFR) method, a variation of the income approach that is based on the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties on revenues earned through the use of the asset. The RFR method was modified to reflect the cash flow forecast of Portola's pre-existing in-license of cerdulatinib from Astellas Pharma, Inc. The acquired fair value of $15.0 represents an increase in the value of the asset relative to when it was initially in-licensed by Portola. Some of the more significant assumptions utilized in the IPR&D asset valuation included the estimated net revenue, royalty rate, and tax rates. The fair value using the RFR method was determined using an estimated discount rate commensurate with the risks of cerdulatinib of 17.5%, which represents a rate of return that a market participant would expect for the asset. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 fair value measurements.
In connection with the acquisition, we assumed royalty-based debt which requires repayment through tiered royalties on future net worldwide sales of ANDEXXA. Total potential royalty payments are capped at $290.6, of which $13.7 were paid by Portola prior to the acquisition. The fair value of the remaining $276.9 in royalty-based payments as of the date of acquisition was $182.0. The estimated fair value was measured using Level 3 inputs and was calculated using a real options method, which runs simulations using various estimates, including probability-weighted net sales of ANDEXXA and volatility. Using the simulation results, the fair value was calculated based on the expected probability-weighted risk-neutral royalties, discounted at our estimated cost of debt, ranging from 3.3% to 7.1%, commensurate with the cost of debt at each period in which the royalty-based payments are estimated to be made.
We recorded net deferred tax assets of $116.0. This amount was primarily comprised of $301.0, $42.0, $42.4 and $39.1 of deferred tax assets relating to net operating loss carryforwards (NOLs), income tax credits, royalty-based debt, and other temporary differences, respectively, offset by $245.1 and $63.4 of deferred tax liabilities relating to intangible assets acquired and inventory fair value adjustments, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The excess of purchase price over the fair value of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill, which is not tax-deductible, has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. The factors that contributed to the recognition of goodwill primarily include the value of the acquired workforce and the effects of the establishment of a deferred tax liability for the fair value step-up of acquired inventory and intangible assets which exceed the incremental book value of acquired deferred tax assets over their fair value.
Portola's results of operations are included in the condensed consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 2020, we recorded $38.9 of revenue associated with ANDEXXA in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, we recorded $35.4 of pre-tax operating losses excluding transaction costs and $25.9 of intangible asset amortization, associated with the operations of Portola in our condensed consolidated statements of operations. We also recorded acquisition-related costs in connection with the acquisition during the three and nine months ended September 30, 2020 as presented below.
Pro forma financial information (unaudited)
The following unaudited pro forma information presents the combined results of Alexion, Achillion, and Portola as if the acquisitions of Achillion and Portola had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the acquisitions. The unaudited pro forma results do not reflect operating efficiencies or potential cost savings that may have resulted from the consolidation of operations. Accordingly, the unaudited pro forma financial information is not necessarily indicative of the results of operations had we completed the transaction on January 1, 2019.

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Pro forma revenue	$1,589.5	$1,299.9	$4,526.5	$3,694.2
Pro forma net income (loss)	$625.4	$372.0	$(23.2)	$1,063.7

The unaudited pro forma consolidated results for the three and nine months ended September 30, 2020 and 2019 primarily include the following pro forma adjustments related to non-recurring activity, net of tax:
•Reclassification of Alexion, Achillion and Portola acquisition-related costs. Acquisition-related costs of $72.2 and $143.5, respectively, were excluded from net income for the three and nine months ended September 30, 2020. Expenses of $129.3 were included in net income for the nine months ended September 30, 2020.
•Incremental amortization expense related to Portola purchased technology intangible assets for the three and nine months ended September 30, 2019 was $19.9 and $59.6, respectively, and for the nine months ended September 30, 2020 was $39.7.
•Incremental cost of goods sold related to Portola inventory fair value step-up adjustments calculated based on the fair value of finished goods inventory for the three and nine months ended September 30, 2019 was $10.1 and $16.7, respectively, and for the nine months ended September 30, 2020 was $10.9.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Acquisition-Related Costs
Acquisition-related costs recorded within the condensed consolidated statement of operations associated with our acquisitions of Achillion and Portola for the three and nine months ended September 30, 2020 and 2019 include the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Transaction costs (1)	$1.8	$—	$7.4	$—
Integration costs	4.6	—	5.6	—
Fair value of equity compensation attributable to the post-combination service period	11.1	—	36.8	—
Employee separation costs (2)	45.5	—	55.9	—
	$63.0	$—	$105.7	$—
(1) Transaction costs primarily include legal fees related to the acquisition of Portola as well as costs incurred to effectuate the settlement of the Achillion outstanding options
(2) Employee separation costs include liabilities recognized, and subsequent changes in estimates recorded for, severance payments, one-time short-term retention awards agreed to in connection with the acquisition of Achillion and share-based compensation expense relating to awards accelerated in connection with terminations of Portola employees.
Acquisition-related costs attributable to the Achillion acquisition for the nine months ended September 30, 2020 were $38.0. There were immaterial acquisition-related costs attributable to the Achillion acquisition for the three months ended September 30, 2020. Acquisition-related costs attributable to the Portola acquisition for three and nine months ended September 30, 2020 were $63.0 and $67.7, respectively.

4.Inventories
The components of inventory are as follows:

	September 30,	December 31,
	2020	2019
Raw materials	$94.2	$41.2
Work-in-process	256.6	180.8
Finished goods	510.5	405.6
Total inventories	$861.3	$627.6

Balance Sheet Classification:
Inventories	$729.0	$627.6
Other assets	$132.3	$—

Total inventories include ANDEXXA inventory acquired in connection with the July 2, 2020 Portola acquisition, but exclude acquired ANDEXXA validation batches of $60.9 that were manufactured under processes which are subject to regulatory approval. The acquired ANDEXXA inventory includes the acquisition-date fair value step-up, which is expensed within cost of sales as the inventory is sold to customers. For additional information on our acquisition of Portola, please see Note 3, Acquisitions.
We classify our inventory costs as long-term when we expect to utilize the inventory beyond our normal operating cycle and include these costs in other assets in our condensed consolidated balance sheets. Inventories classified as long-term relate to ANDEXXA inventory acquired in connection with the Portola acquisition.
As of September 30, 2020 and December 31, 2019, the carrying value of capitalized inventory manufactured at production facilities that have not yet received regulatory approval was $117.2 and $60.5, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
5.Intangible Assets and Goodwill
The following table summarizes the carrying amount of our intangible assets and goodwill, net of accumulated amortization and impairment charges:

		September 30, 2020				December 31, 2019
	Estimated Life (years)	Cost	Accumulated Amortization		Net	Cost	Accumulated Amortization	Net
Licensing rights	3-8	$57.0	$(37.5)		$19.5	$57.0	$(34.7)	$22.3
Patents	7	10.5	(10.5)		—	10.5	(10.5)	—
Purchased technology	6-16	5,746.5	(3,631.5)	(a)	2,115.0	4,710.5	(1,388.7)	3,321.8
Other intangibles	5	0.4	(0.3)		0.1	0.4	(0.2)	0.2
Acquired IPR&D	Indefinite	922.0	—		922.0	—	—	—
Total		$6,736.4	$(3,679.8)		$3,056.6	$4,778.4	$(1,434.1)	$3,344.3
Goodwill	Indefinite	$5,103.6	$(2.9)		$5,100.7	$5,040.3	$(2.9)	$5,037.4
(a) Includes an impairment charge of $2,042.3 recognized during the second quarter 2020 related to the KANUMA intangible asset
In connection with our acquisition of Achillion during the first quarter 2020, we acquired IPR&D programs with a fair value of $918.0 and recorded goodwill of $37.8. For additional information on our acquisition of Achillion, please see Note 3, Acquisitions. In the second quarter 2020, we recognized an impairment charge of $11.0 to write off the cost basis of our ACHN-4471 (ALXN2040) acquired in-process research and development asset due to clinical results received during the quarter.
In connection with our acquisition of Portola during the third quarter 2020, we acquired purchased technology and IPR&D programs with a fair value of $1,036.0 and $15.0, respectively and recorded goodwill of $25.5. For additional information on our acquisition of Portola, please see Note 3, Acquisitions.
Amortization expense for the three months ended September 30, 2020 and 2019 was $54.1 and $77.5, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $203.4 and $239.2, respectively. As of September 30, 2020, assuming no changes in the gross cost basis of intangible assets, the total estimated amortization expense for finite-lived intangible assets is $54.1 for the three months ending December 31, 2020, and approximately $216.0 for each of the years ending December 31, 2021 through December 31, 2025.
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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following summarizes the changes in the carrying amount of goodwill:

September 30, 2020
Balance at December 31, 2019	$5,037.4
Goodwill resulting from the acquisitions of Achillion and Portola	63.3
Balance at September 30, 2020	$5,100.7
6.Debt
Credit Agreement
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
In connection with entering into the Credit Agreement and the Prior Credit Agreement, we paid an aggregate of $53.1 in financing costs in 2018. Financing costs are amortized as interest expense over the life of the debt. Amortization expense associated with deferred financing costs for the three months ended September 30, 2020 and 2019 was $1.2 and $1.3, respectively. Amortization expense associated with deferred financing costs for the nine months ended September 30, 2020 and 2019 was $3.6 and $3.8, respectively. Remaining unamortized deferred financing costs as of September 30, 2020 and December 31, 2019 were $12.2 and $15.8, respectively.
We made principal payments of $32.6 and $97.9 on the term loan during the three and nine months ended September 30, 2020, respectively, and as of September 30, 2020, we had $2,416.6 outstanding on the term loan. We had no outstanding borrowings under the revolving credit facility as of September 30, 2020. As of September 30, 2020, we had open letters of credit of $1.0 that offset our availability in the revolving credit facility.
The amount outstanding under the term loan of $2,416.6 as of September 30, 2020 is subject to variable interest rates, which are based on current market rates, and as such, the Company believes the carrying amount of the obligation approximates fair value.
We were in compliance with all applicable covenants under the Credit Agreement as of September 30, 2020.
Royalty-based Financing
In connection with our acquisition of Portola during the third quarter 2020, we assumed royalty-based debt relating to a royalty sales agreement Portola had entered into with HealthCare Royalty Partners (HCR) whereby HCR acquired a tiered royalty interest in future worldwide net sales of ANDEXXA. Portola received $50.0 upon closing of the agreement in February 2017 and an additional $100.0 following the U.S. regulatory approval of ANDEXXA in May 2018. Tiered royalties ranging from 4.2% to 8.5% are required to be paid to HCR based on net worldwide sales of ANDEXXA. The applicable rate decreases as worldwide net annual sales levels increase above defined thresholds. Total potential royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6. As of the date of acquisition, the remaining due to HCR was $276.9 in royalty-based payments.
We recorded the HCR debt at its fair value of $182.0 upon closing of the acquisition, representing an initial debt discount of $94.9. We have also recognized a deferred tax asset of $42.4 related to the royalty-based debt as of the acquisition date. For additional information on our acquisition of Portola, please see Note 3, Acquisitions. Interest expense is recognized using the effective interest rate method over the estimated period the related debt will be paid. This requires estimation of the timing and amount of future royalty payments to be generated from future sales of ANDEXXA. We reassess the expected royalty payments each reporting period and account for any changes through an adjustment to the effective interest rate on a prospective basis. The assumptions used in determining the expected repayment term of the debt require that we make estimates that could impact the short and long term classification of the debt carrying values.
Each period, we amortize the initial debt discount using the effective interest rate implied from the projected timing of royalty payments to HCR. The effective interest rate for the HCR royalty-based debt as of September 30, 2020 was 11.4%. During the three and nine months ended September 30, 2020, we recognized interest expense

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
associated with the amortization of the debt discount of $4.9. We made royalty-based debt payments of $1.7 during the three and nine months ended September 30, 2020. As of September 30, 2020, the carrying value of the royalty-based debt includes approximately $3.0 of royalty payments on third quarter sales of ANDEXXA which will be paid during the fourth quarter 2020.
As of September 30, 2020, the carrying value of the HCR royalty-based debt was $185.2, of which $11.7 was recorded within current portion of long-term debt and $173.5 was recorded within long-term debt, less current portion on our condensed consolidated balance sheet. Our payment obligations for HCR royalty-based debt are as follows:

Nine Months Ended September 30, 2020
Total repayment obligation as of the acquisition date	$276.9
Less: interest to be accreted in future periods	(90.0)
Less: payments made	(1.7)
Carrying value as of September 30, 2020	$185.2
The carrying value of the royalty based debt as of September 30, 2020 approximates fair value due to the proximity to the acquisition date.

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
The following table summarizes the calculation of basic and diluted EPS for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income used for basic and diluted calculation	$578.1	$467.6	$67.6	$1,515.3
Shares used in computing earnings per common share—basic	219.1	223.3	220.4	223.8
Weighted-average effect of dilutive securities:
Stock awards	1.5	1.2	1.5	1.6
Shares used in computing earnings per common share—diluted	220.6	224.5	221.9	225.4
Earnings per common share:
Basic	$2.64	$2.09	$0.31	$6.77
Diluted	$2.62	$2.08	$0.30	$6.72

We exclude from diluted EPS the weighted-average number of securities whose effect is anti-dilutive. Excluded from the calculation of EPS for the three and nine months ended September 30, 2020 were 2.5 and 1.8 shares of common stock, respectively, because their effect is anti-dilutive. Excluded from the calculation of EPS for the three and nine months ended September 30, 2019 were 3.3 and 3.1 shares of common stock, respectively, because their effect is anti-dilutive.
8.Marketable Securities
The proceeds from maturities and sales of available-for-sale debt securities and resulting realized gains and losses are summarized below. In the second quarter of 2020, we liquidated all of our available-for-sale debt securities to fund the acquisition of Portola. Additionally, we liquidated all available-for-sale debt securities acquired in connection with the Portola acquisition.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds from maturities and sales (1)	$25.5	$645.4	$1,042.4	$2,271.7
Realized gains	$—	$—	$—	$—
Realized losses	$—	$—	$—	$—
 (1) Proceeds from maturities and sales of available-for-sale debt securities include securities previously classified as cash and cash equivalents and marketable securities in the condensed consolidated balance sheet.

We utilize the specific identification method in computing realized gains and losses.
As a result of our liquidation of all available-for-sale debt securities during the second and third quarters of 2020, we have no remaining available-for-sale debt securities as of September 30, 2020. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale debt securities by type of security as of December 31, 2019 were as follows:

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
The fair values of available-for-sale debt securities by classification in the condensed consolidated balance sheets were as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$—	$328.1
Marketable securities	—	40.9
	$—	$369.0

We sponsor a nonqualified deferred compensation plan which allows certain highly-compensated employees to elect to defer income to future periods. Participants in the plan earn a return on their deferrals based on several investment options, which mirror returns on underlying mutual fund investments. We choose to invest in the underlying mutual fund investments to offset the liability associated with our nonqualified deferred compensation plan. These mutual fund investments are valued at net asset value per share and are carried at fair value with gains and losses included in investment income. The changes in the underlying liability to the employee are recorded in operating expenses. As of September 30, 2020 and December 31, 2019, the fair value of these investments was $28.9 and $23.1, respectively.

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
We enter into foreign exchange forward contracts, with durations of up to 60 months, to hedge exposures resulting from portions of our forecasted revenues, including intercompany revenues, and certain forecasted expenses that are denominated in currencies other than the U.S. dollar. The purpose of these hedges is to reduce the volatility of exchange rate fluctuations on our operating results. These hedges are designated as cash flow hedges upon contract inception. As of September 30, 2020, we had open revenue related foreign exchange forward contracts with notional amounts totaling $1,029.0 that qualified for hedge accounting with current contract maturities through June 2022. As of September 30, 2020, we had open expense related foreign exchange forward contracts with notional amounts totaling $10.0 that qualified for hedge accounting with contract maturities through September 2022.
To achieve a desired mix of floating and fixed interest rates on our term loan, we enter into interest rate swap agreements that qualify for and are designated as cash flow hedges. These contracts convert the floating interest rate on a portion of our debt to a fixed rate, plus a borrowing spread.
The following table summarizes the total interest rate swap contracts executed as of September 30, 2020:

Type of Interest Rate Swap Contract	Notional Amount	Effective Date	Termination Date	Fixed Interest Rate or Rate Range
Floating to Fixed	$450.0	December 2018	December 2022	2.60% - 2.79%
Floating to Fixed	$1,300.0	December 2019	December 2022	2.37% - 2.83%

The amount of gains and (losses) recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 from foreign exchange and interest rate swap contracts that qualified as cash flow hedges were as follows:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$1,588.3	$(27.6)	$1,263.1	$(17.9)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$(5.0)	$—	$11.0	$—
Interest rate swap contracts	$—	$(11.3)	$—	$3.4

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
Financial Statement Line Item in which the Effects of Cash Flow Hedges are Recorded	Net Product Sales	Interest Expense	Net Product Sales	Interest Expense
Total amount presented in the Condensed Consolidated Statements of Operations	$4,477.4	$(77.0)	$3,605.8	$(56.1)
Impact of cash flow hedging relationships:
Foreign exchange forward contracts	$15.9	$—	$27.1	$—
Interest rate swap contracts	$—	$(25.9)	$—	$12.5

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The impact on accumulated other comprehensive income (AOCI) and earnings from foreign exchange and interest rate swap contracts that qualified as cash flow hedges, for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Foreign Exchange Forward Contracts:
(Loss) gain recognized in AOCI, net of tax	$(22.9)	$30.5	$(3.0)	$40.8
(Loss) gain reclassified from AOCI to net product sales, net of tax	$(4.0)	$8.6	$12.2	$21.0
Interest Rate Swap Contracts:
Gain (loss) recognized in AOCI, net of tax	$0.1	$(7.1)	$(52.6)	$(45.9)
(Loss) gain reclassified from AOCI to interest expense, net of tax	$(8.8)	$2.6	$(20.1)	$9.6

Assuming no change in foreign exchange rates from market rates at September 30, 2020, $13.6 of losses recognized in AOCI will be reclassified to revenue over the next 12 months. Assuming no change in LIBOR-based interest rates from market rates at September 30, 2020, $45.6 of losses recognized in AOCI will be reclassified to interest expense over the next 12 months. Amounts recognized in AOCI for expense related foreign exchange forward contracts were immaterial as of September 30, 2020.
We enter into foreign exchange forward contracts, with durations of up to 6 months, designed to limit the balance sheet exposure of monetary assets and liabilities. We enter into these hedges to reduce the impact of fluctuating exchange rates on our operating results. Hedge accounting is not applied to these derivative instruments as gains and losses on these hedge transactions are designed to offset gains and losses on underlying balance sheet exposures. As of September 30, 2020, the notional amount of foreign exchange contracts where hedge accounting is not applied was $1,253.0.
We recognized a (loss) gain of $(6.2) and $1.4, in other income and (expense) for the three months ended September 30, 2020 and 2019, respectively, associated with the foreign exchange contracts not designated as hedging instruments. We recognized a gain (loss) of $6.8 and $(1.2), in other income and (expense) for the nine months ended September 30, 2020 and 2019, respectively, associated with the foreign exchange contracts not designated as hedging instruments. These amounts were partially offset by gains or losses on monetary assets and liabilities.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following tables summarize the fair value of outstanding derivatives as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$3.0	Other current liabilities	$16.8
Foreign exchange forward contracts	Other assets	0.4	Other liabilities	0.3
Interest rate swap contracts	Prepaid expenses and other current assets	—	Other current liabilities	45.6
Interest rate swap contracts	Other assets	—	Other liabilities	57.6
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	8.7	Other current liabilities	8.0
Total fair value of derivative instruments		$12.1		$128.3

	December 31, 2019
	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$12.7	Other current liabilities	$6.2
Foreign exchange forward contracts	Other assets	0.6	Other liabilities	1.1
Interest rate swap contracts	Prepaid expenses and other current assets	—	Other current liabilities	19.5
Interest rate swap contracts	Other assets	—	Other liabilities	41.9
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	17.2	Other current liabilities	20.4
Total fair value of derivative instruments		$30.5		$89.1

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

	September 30, 2020
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$12.1	$—	$12.1	$(11.4)	$—	$0.7
Derivative liabilities	$(128.3)	$—	$(128.3)	$11.4	$—	$(116.9)

	December 31, 2019
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
Description	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets/Liabilities Presented in the Condensed Consolidated Balance Sheet	Derivative Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Derivative assets	$30.5	$—	$30.5	$(21.4)	$—	$9.1
Derivative liabilities	$(89.1)	$—	$(89.1)	$21.4	$—	$(67.7)

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
Dicerna
In October 2018, we purchased $10.3 of Dicerna Pharmaceuticals Inc. (Dicerna) common stock in connection with an agreement that we entered into with Dicerna, a publicly-traded biopharmaceutical company. As our equity investment in Dicerna common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and nine months ended September 30, 2020, we recognized an unrealized loss of $6.2 and $3.4, respectively, in investment income to adjust our equity investment in Dicerna to fair value. During the three and nine months ended September 30, 2019, we recognized an unrealized loss of $1.1 and unrealized gain of $3.1, respectively, in investment income to adjust our equity investment in Dicerna to fair value.
The fair value of this investment was $15.0 and $18.4 as of September 30, 2020 and December 31, 2019, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Caelum
In January 2019, we purchased $41.0 of preferred stock of Caelum Biosciences (Caelum), a privately-held biotechnology company, and a $16.1 option to acquire the remaining equity in Caelum, based on Phase II data, in connection with an agreement that we entered into with Caelum. Following discussions with the FDA, Caelum changed its clinical development plan for CAEL-101 in the fourth quarter 2019. A Phase II trial for CAEL-101 subsequently commenced during the first quarter of 2020 and met its primary objectives, supporting the safety and tolerability of CAEL-101 and confirmed the dose and regimen to be adopted for the Phase III studies. In December 2019, we amended the terms of the agreement with respect to the option to acquire the remaining equity in Caelum based on data from the modified Phase II/III trials. We accounted for the amendment as an exchange transaction as the terms of the modified option were determined to be substantially different than the terms of the original option. In conjunction with this amendment, we recognized a gain of $32.0 during the fourth quarter 2019 in other income and (expense), which reflects an increase in the fair value of the option, less $20.0 in incremental upfront funding which we accrued as of December 31, 2019 and paid during the first quarter 2020, and $4.1 associated with the change in the fair value of contingent payments which we also modified as part of the amendment. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Caelum and the option to acquire the remaining equity in Caelum do not have a readily determinable fair value, we only adjust the carrying value of the assets for impairment and any subsequent changes resulting from an observable price change in an orderly transaction for identical or similar equity securities of the same issuer.
There were no observable price changes associated with these assets during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, the carrying value of the investment and option, respectively, was $41.0 and $64.0. As of December 31, 2019, the carrying value of the investment and option, respectively, was $41.0 and $64.0. The investment and option were not impaired as of September 30, 2020.
Zealand
In March 2019, we purchased $13.8 of Zealand Pharma A/S (Zealand) common stock in connection with an agreement that we entered into with Zealand, a publicly-traded biopharmaceutical company based in Copenhagen, Denmark. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Zealand common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and nine months ended September 30, 2020, we recognized an unrealized gain of $1.8 and $0.8, respectively, in investment income to adjust our equity investment in Zealand to fair value. During the three and nine months ended September 30, 2019, we recognized an unrealized gain of $3.7 and $7.3, respectively, in investment income to adjust our equity investment in Zealand to fair value.
The fair value of this investment was $30.5 and $28.5 as of September 30, 2020 and December 31, 2019, respectively.
Eidos
In September 2019, we purchased $19.9 of Eidos Therapeutics, Inc. (Eidos) common stock, in connection with an agreement that we entered into with Eidos, a publicly-traded biopharmaceutical company and subsidiary of BridgeBio Pharma, Inc. See Note 16, Commitments and Contingencies, for additional information on the agreement. As our equity investment in Eidos common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and nine months ended September 30, 2020, we recognized an unrealized gain of $3.4 and $0.3, respectively, in investment income to adjust our equity investment in Eidos to fair value. During the three and nine months ended September 30, 2019, we recognized an unrealized loss of $2.9, in investment income to adjust our equity investment in Eidos to fair value.
The fair value of this investment was $28.1 and $27.8 as of September 30, 2020 and December 31, 2019, respectively.
Stealth
In October 2019, we purchased $9.6 of Stealth BioTherapeutics Corp. (Stealth) common stock, in connection with an agreement that we entered into with Stealth, a publicly traded clinical-stage biotechnology company. As our equity investment in Stealth common stock has a readily determinable fair value, we are recording the investment at fair value. During the three and nine months ended September 30, 2020, we recognized an unrealized loss of $0.7 and $2.6, respectively, in investment income to adjust our equity investment in Stealth to fair value.
The fair value of this investment was $1.8 and $4.4 as of September 30, 2020 and December 31, 2019, respectively.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Portola
In March 2020 and April 2020, we purchased $14.5 and $3.6, respectively, of common stock of Portola Pharmaceuticals, Inc., a publicly traded commercial-stage biological company which we acquired on July 2, 2020. As our equity investment in Portola common stock had a readily determinable fair value, we recorded the investment at fair value. During the three and nine months ended September 30, 2020, we recognized a net gain of $0.1 and $29.7 in investment income, respectively, relating to our Portola investment. Upon the closing of the acquisition of Portola on July 2, 2020, the fair value of the equity investment of $47.8 was derecognized and included in the fair value of consideration transferred, resulting in a realized gain of $29.7 on our initial investment.
Inozyme
On July 17, 2020, we sold certain intellectual property rights and assets focusing on ENPP1 gene deficiencies to Inozyme Pharma (Inozyme), a publicly traded biopharmaceutical company, in exchange for $14.8 of Inozyme Pharma common stock, which was initially recorded at its IPO offering price, net of the effects of a nine month holding period restriction. We recognized the $14.8 of consideration received as a gain within gain on sale of asset in our condensed consolidated statement of operations. As our equity investment in Inozyme common stock has a readily determinable fair value, we are recording the investment at fair value, with the effects of a nine month holding period restriction estimated using an option pricing valuation model. During the three and nine months ended September 30, 2020, we recognized an unrealized gain of $10.2, in investment income to adjust our investment to fair value.
The fair value of this investment was $25.0 as of September 30, 2020.
11.Stockholders' Equity
Share Repurchases
In November 2012, our Board of Directors authorized a share repurchase program. In February 2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to $1,000.0. On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 0.6 and 3.1 shares of our common stock at a cost of $73.5 and $334.6 during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we repurchased 4.2 and 3.5 shares of our common stock at a cost of $434.3 and $383.5, respectively.
Subsequent to September 30, 2020, we repurchased 0.4 shares of common stock under our repurchase program at a cost of $45.2. As of October 27, 2020, there is a total of $2,055.9 remaining for repurchases under the repurchase program.
12.Other Comprehensive Income and Accumulated Other Comprehensive Income
The following tables summarize the changes in AOCI, by component, for the nine months ended September 30, 2020 and 2019:

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2019	$(9.2)	$(0.1)	$(40.1)	$(17.4)	$(66.8)
Other comprehensive income (loss) before reclassifications	—	0.1	(55.1)	(5.3)	(60.3)
Amounts reclassified from other comprehensive income	—	—	7.9	—	7.9
Net other comprehensive income (loss)	—	0.1	(47.2)	(5.3)	(52.4)
Balances, September 30, 2020	$(9.2)	$—	$(87.3)	$(22.7)	$(119.2)

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

	Defined Benefit Pension Plans	Unrealized Gains (Losses) from Debt Securities	Unrealized Gains (Losses) from Hedging Activities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balances, December 31, 2018	$(2.6)	$(0.3)	$9.6	$(16.4)	$(9.7)
Other comprehensive income (loss) before reclassifications	—	0.2	(5.1)	(3.0)	(7.9)
Amounts reclassified from other comprehensive income	—	—	(30.6)	—	(30.6)
Net other comprehensive income (loss)	—	0.2	(35.7)	(3.0)	(38.5)
Balances, September 30, 2019	$(2.6)	$(0.1)	$(26.1)	$(19.4)	$(48.2)

The table below provides details regarding significant reclassifications from AOCI during the three and nine months ended September 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income during the three months ended September 30,		Amount Reclassified From Accumulated Other Comprehensive Income during the nine months ended September 30,		Affected Line Item in the Condensed Consolidated Statements of Operations
	2020	2019	2020	2019
Unrealized Gains (Losses) on Hedging Activity
Foreign exchange forward contracts	$(5.0)	$11.0	$15.9	$27.1	Net product sales
Interest rate swap contracts	(11.3)	3.4	(25.9)	12.5	Interest expense
	(16.3)	14.4	(10.0)	39.6
	3.5	(3.2)	2.1	(9.0)	Income tax (benefit) expense
	$(12.8)	$11.2	$(7.9)	$30.6

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

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

		Fair Value Measurement at September 30, 2020
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$424.9	$—	$424.9	$—
Marketable securities	Mutual funds	$28.9	$28.9	$—	$—
Other assets	Equity securities	$100.4	$75.4	$25.0	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$11.7	$—	$11.7	$—
Other assets	Foreign exchange forward contracts	$0.4	$—	$0.4	$—
Other current liabilities	Foreign exchange forward contracts	$24.8	$—	$24.8	$—
Other liabilities	Foreign exchange forward contracts	$0.3	$—	$0.3	$—
Other current liabilities	Interest rate contracts	$45.6	$—	$45.6	$—
Other liabilities	Interest rate contracts	$57.6	$—	$57.6	$—
Contingent consideration	Acquisition-related contingent consideration	$398.1	$—	$—	$398.1

		Fair Value Measurement at December 31, 2019
Balance Sheet Classification	Type of Instrument	Total	Level 1	Level 2	Level 3
Cash equivalents	Money market funds	$635.9	$—	$635.9	$—
Cash equivalents	Commercial paper	$227.9	$—	$227.9	$—
Cash equivalents	Corporate bonds	$20.6	$—	$20.6	$—
Cash equivalents	Bank certificates of deposit	$19.2	$—	$19.2	$—
Cash equivalents	Other government-related obligations	$60.4	$—	$60.4	$—
Marketable securities	Mutual funds	$23.1	$23.1	$—	$—
Marketable securities	Commercial paper	$19.0	$—	$19.0	$—
Marketable securities	Corporate bonds	$3.7	$—	$3.7	$—
Marketable securities	Other government-related obligations	$10.0	$—	$10.0	$—
Marketable securities	Bank certificates of deposit	$8.2	$—	$8.2	$—
Other assets	Equity securities	$79.0	$51.2	$27.8	$—
Prepaid expenses and other current assets	Foreign exchange forward contracts	$29.9	$—	$29.9	$—
Other assets	Foreign exchange forward contracts	$0.6	$—	$0.6	$—
Other current liabilities	Foreign exchange forward contracts	$26.6	$—	$26.6	$—
Other liabilities	Foreign exchange forward contracts	$1.1	$—	$1.1	$—
Other current liabilities	Interest rate contracts	$19.5	$—	$19.5	$—
Other liabilities	Interest rate contracts	$41.9	$—	$41.9	$—
Contingent consideration	Acquisition-related contingent consideration	$192.4	$—	$—	$192.4
Other current liabilities	Other contingent payments	$24.0	$—	$—	$24.0

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2020.

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
As of September 30, 2020, there has not been any impact to the fair value of our derivative liabilities due to our own credit risk. Similarly, there has not been any significant adverse impact to our derivative assets based on our evaluation of our counterparties’ credit risks.
Acquisition-Related Contingent Consideration
In connection with our prior business combinations, we may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. We determine the fair value of these obligations using various estimates that are not observable in the market and represent a Level 3 measurement within the fair value hierarchy. As of September 30, 2020, the resulting probability-weighted cash flows were discounted using a cost of debt ranging from 3.9% to 4.3% for developmental and regulatory milestones and a weighted average cost of capital of 9.0% for sales-based milestones. As of December 31, 2019, the resulting probability-weighted cash flows were discounted using a weighted average cost of capital of 9.0% for sales-based milestones.
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
As of September 30, 2020, estimated future contingent milestone payments related to our business combinations range from zero if no milestone events are achieved, to a maximum of $905.6 if all development, regulatory and sales-based milestones are reached.
As of September 30, 2020, the fair value of acquisition-related contingent consideration was $398.1. Amounts issued during the nine months ended September 30, 2020, represent the fair value of the non-tradeable CVRs recorded in connection with the acquisition of Achillion. See Note 3, Acquisitions. The following table represents a roll-forward of our acquisition-related contingent consideration:

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)

Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$192.4
Amounts issued	160.7
Changes in fair value	45.0
Balance as of September 30, 2020	$398.1
Other Contingent Payments
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL-101 for light chain (AL) amyloidosis.  Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 during the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to our exercise of the option to acquire the remaining equity in Caelum. These contingent payments met the definition of a derivative liability and were initially recorded at fair value of $27.1, based on the probability-weighted cash flows, discounted using a cost of debt ranging from 3.3% to 3.5%.
In December 2019, following FDA feedback which resulted in the redesign and expansion of Caelum's planned clinical development program for CAEL-101, we amended the terms of our existing option agreement with Caelum. The amendment modified the terms of the option to acquire the remaining equity in Caelum based on data from the expanded Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. During the second quarter 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones and during the third quarter 2020, we paid a $15.0 contingent payment to Caelum related to another development-based milestone.
Each reporting period, we adjust the derivative liability associated with the contingent payments to fair value with changes in fair value recognized in other income and (expense). Changes in fair values reflect new information about the probability and anticipated timing of meeting the conditions of the milestone payments. In the absence of new information, changes in fair value will only reflect the interest component of the liability related to the passage of time. The aggregate $30.0 milestone payments made during the second and third quarter 2020 settled the derivative liability and reduced the derivative liability balance to zero. We recorded $3.6 and $6.0 of expense in other income and (expense) during the three and nine months ended September 30, 2020, respectively, related to the change in the fair value of the liability. We recorded $0.2 and $0.5 of expense in other income and (expense) during the three and nine months ended September 30, 2019, respectively, related to the change in the fair value of the liability.

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
14.Revenue Recognition
Disaggregation of Revenue
The Company disaggregates revenue from contracts with customers into product and geographical regions as summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
SOLIRIS
United States	$562.8	$496.8	$1,672.3	$1,456.8
Europe	254.3	255.5	765.7	800.2
Asia Pacific	86.0	118.0	255.5	329.2
Rest of World	139.2	120.2	347.2	347.1
Total	$1,042.3	$990.5	$3,040.7	$2,933.3

ULTOMIRIS
United States	$170.7	$65.1	$460.3	$143.9
Europe	46.6	21.1	112.4	21.1
Asia Pacific	69.6	3.7	186.3	3.7
Rest of World	2.4	—	4.2	—
Total	$289.3	$89.9	$763.2	$168.7

STRENSIQ
United States	$149.3	$118.0	$418.1	$323.7
Europe	19.3	19.0	61.6	56.0
Asia Pacific	16.1	14.0	44.7	36.0
Rest of World	4.7	3.3	21.5	10.0
Total	$189.4	$154.3	$545.9	$425.7

ANDEXXA
United States	$36.2	$—	$36.2	$—
Europe	2.7	—	2.7	—
Asia Pacific	—	—	—	—
Rest of World	—	—	—	—
Total	$38.9	$—	$38.9	$—

KANUMA
United States	$15.8	$16.0	$47.6	$45.1
Europe	9.5	6.3	25.4	19.4
Asia Pacific	1.1	1.3	2.9	3.4
Rest of World	2.0	4.8	12.8	10.2
Total	$28.4	$28.4	$88.7	$78.1

Total Net Product Sales	$1,588.3	$1,263.1	$4,477.4	$3,605.8

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Contract Balances and Receivables
Contract liabilities primarily relate to consideration received and/or billed for goods that have not been delivered to the customer and for which the performance obligation has not yet been completed. These amounts are included within other current liabilities in the condensed consolidated balance sheets.
The following table provides information about receivables and contract liabilities from our contracts with customers.

	September 30, 2020	December 31, 2019
Receivables, which are included in "Trade accounts receivable, net"	$1,437.1	$1,243.2
Contract liabilities, which are included in "Other current liabilities"	$22.7	$6.8
Contract balances and receivables associated with collaboration agreements assumed through the acquisition of Portola in the third quarter 2020, which were included in the table above, were not material as of September 30, 2020.

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
Additionally, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and provides a technical correction to the 2017 Tax Act to generally provide qualified improvement property a 15-year cost-recovery period and allow 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020, or to our U.S. federal and state net deferred tax liabilities as of September 30, 2020.
Tax Rate
The following table provides a comparative summary of our income tax expense and effective income tax rate for the three and nine months ended September 30, 2020:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Income tax expense (benefit)	$88.8	$67.9	$(89.2)	$61.5
Effective income tax rate	13.3%	12.7%	413.0%	3.9%

Income tax expense (benefit) is attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
During the second quarter 2020, we recognized an impairment charge of $2,042.3 related to the KANUMA intangible asset, resulting in a deferred tax benefit of $377.3. See Note 5, Intangible Assets and Goodwill, for additional information on the impairment charge. These deferred tax benefits increased the effective tax rate for the nine months ended September 30, 2020 by approximately 399.6%.
The income tax expense for the nine months ended September 30, 2019 includes one-time tax benefits recorded during the first quarter 2019, in connection with the future integration of intellectual property of Wilson

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
Therapeutics into the Alexion corporate structure. The deferred tax benefits included $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the nine months ended September 30, 2019 by approximately 8.0%. Additionally, during the third quarter 2019, we completed a comprehensive analysis of our current and prior year estimates related to our foreign-derived intangible income based on additional guidance provided in the proposed regulations issued by the U.S. Treasury Department in 2019. The analysis resulted in income tax benefits of approximately $29.9, including $17.0 related to prior year estimated tax benefits, which were recorded as a change in estimate in income tax expense in our consolidated statements of operations during the three and nine months ended September 30, 2019. These tax benefits decreased the effective tax rate for the three and nine months ended September 30, 2019 by approximately 5.6% and 1.9%, respectively.
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
In August 2020, we received a notice of examination from the Dutch Tax Authorities (“DTA”) regarding certain matters relating to our 2014 through 2017 tax years. Discussions with the DTA are currently ongoing and, at Alexion’s request, we have expanded these discussions to include the 2018 and 2019 tax years as well. We have not received any final findings on any of these tax years, nor have we received any proposed adjustments or any tax assessments related to any of the tax years under discussion with the DTA. Accordingly, we have not recorded any related reserves and an estimate of the possible loss or range of loss, if any, cannot be made at this time.
During the third quarter of 2020, the U.S. Treasury Department released certain proposed and final regulations which were originally enacted under the 2017 Tax Act. The impact of these regulations did not have a material impact on our financial condition and results of operations.
In 2017, the Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2015. During the second quarter of 2020 we received a Revenue Agent Report (RAR) and held discussions with the IRS regarding a proposed adjustment related to the valuation of certain intellectual property that was contributed into our captive partnership during 2015. The Company agreed with the adjustment outlined in the RAR and recognized a previously unrecognized tax benefit in the second quarter of 2020 that did not result in a significant impact to the financial statements. The IRS concluded its examination during the third quarter 2020 without additional adjustments.
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
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for light chain (AL) amyloidosis. Under the terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise the option to acquire the remaining equity in Caelum. These contingent payments meet the definition of a derivative liability and were initially recorded at fair value of $27.1. We allocated the total consideration of $57.1, inclusive of the fair value of the contingent payments, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets. Following discussions with the FDA, Caelum changed its clinical development plan for

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
CAEL-101 in the fourth quarter 2019. A Phase II trial for CAEL-101 subsequently commenced during the first quarter of 2020 and met its primary objectives, supporting the safety and tolerability of CAEL-101 and confirmed the dose and regimen to be adopted for the Phase III studies. In September 2020, Alexion and Caelum announced the initiation of the Cardiac Amyloid Reaching for Extended Survival (CARES) program. This includes two parallel Phase III trials to evaluate the survival benefits of CAEL-101. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the modified Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments. During the second quarter 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones and during the third quarter 2020, we paid a $15.0 contingent payment to Caelum related to another development-based milestone.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. The market value of the equity investment was $13.8 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. We also recognized prepaid research and development expense of $5.0 within the condensed consolidated balance sheets associated with the research activities to be performed by Zealand. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $21.2 as research and development expense during the first quarter 2019. As of September 30, 2020, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In April 2019, we entered into an agreement with Affibody AB (Affibody), through which Alexion obtained an exclusive worldwide license, as well as development and commercial rights, to ABY-039, a bivalent antibody-mimetic that targets the neonatal Fc receptor (FcRn). Under the terms of the agreement, we made an upfront payment of $25.0 for the exclusive license to ABY-039. Due to the early stage of the asset we licensed, we recorded the upfront license payment as research and development expense during the second quarter 2019. In February 2020, based on data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of transthyretin amyloidosis (ATTR) and is currently in a Phase III study in the U.S. and Europe for ATTR cardiomyopathy (ATTR-CM). In addition, we made an equity investment in Eidos (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. The market value of the equity investment was $19.9 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the asset we are licensing, we recorded the upfront license payment of $30.1 as research and development expense during the third quarter 2019. As of September 30, 2020, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. The market value of the equity investment

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
was $10.3 as of the date of acquisition, which we recorded in other assets in our condensed consolidated balance sheets. Due to the early stage of the assets we are licensing, we recorded the upfront license payment of $26.7 as research and development expense during the fourth quarter 2018. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0, which we recorded as research and development expense in the fourth quarter 2019. As of September 30, 2020, excluding accrued milestones, we could be required to pay up to $604.1 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to two of the four potential targets and due to the early stage of the assets we are licensing, we recorded an expense for the upfront payment during the fourth quarter 2017. During the second quarter 2020, we forfeited our rights to one of the two targets we initially licensed. As of September 30, 2020, we could be required to pay up to $155.0 for the remaining licensed target upon achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales. Each of the two subsequent targets can be licensed for an option fee of $8.0, with contingent payments of up to $160.0 per target, subject to development, regulatory and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, Inc., a clinical-stage biotechnology company developing an antibody therapy targeting the FcRn, we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones, of which $130.0 is specific to the subcutaneous formulation.
In addition, excluding accrued milestones, as of September 30, 2020, we have other license agreements under which we may be required to pay up to an additional $114.0 for currently licensed targets, if certain development, regulatory and commercial milestones are met, including up to $71.5 for the development of cerdulatinib in multiple indications pursuant to an in-licensing agreement with Astellas Pharma, Inc. which was assumed through the acquisition of Portola in the third quarter 2020. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
Asset Sale and Out-License Arrangements
In connection with prior asset sale and out-license arrangements, including those assumed by Alexion through the acquisition of Portola in the third quarter 2020, Alexion is entitled to receive contingent payments upon the achievement of various regulatory and commercial milestones and other events, as well as royalties on commercial sales. The amount of contingent consideration related to these agreements is fully constrained and therefore has not been recognized as of September 30, 2020.
Manufacturing Agreements
We have various manufacturing development and license agreements to support our clinical and commercial product needs.
We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial products and product candidates. We have various manufacturing and license agreements with Lonza, with remaining total non-cancellable future commitments of approximately $1,432.3 through 2031. This amount includes $105.5 of undiscounted, fixed payments applicable to our Contract Manufacturing Organization (CMO) embedded lease arrangement with Lonza. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF facility) prior to the sale of the facility and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to our commitments with Lonza, as of September 30, 2020 we have non-cancellable commitments of approximately $78.6 through 2021 with other third party manufacturers.

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
On July 2, 2020, we reached a civil settlement with the SEC fully resolving the SEC’s investigation into possible violations of the FCPA. Alexion neither admitted nor denied any wrongdoing in connection with the settlement but agreed to pay $21.5 to the SEC, consisting of amounts attributable to disgorgement, civil penalties, and pre-judgment interest. In connection with this settlement, in July 2020, we paid $21.5 to the SEC.
Following the settlement with the SEC, the Ministry of Health in Turkey initiated an investigation regarding the matters referenced in the SEC Order as they relate to the Company’s operations in Turkey between 2010 and 2015. We are cooperating with this investigation.
Alexion is committed to continually focusing on its compliance program and continues to enhance its comprehensive company-wide program that is designed to enhance our business processes, structures, controls, training, talent, and systems across Alexion’s global operations.
As previously reported, on December 29, 2016, a shareholder filed a putative class action against the Company and certain former employees in the U.S. District Court for the District of Connecticut, alleging that defendants made misrepresentations and omissions about SOLIRIS. On April 12, 2017, the court appointed a lead plaintiff. On July 14, 2017, the lead plaintiff filed an amended putative class action complaint against the Company and seven current or former employees. Defendants moved to dismiss the amended complaint on September 12, 2017. Plaintiffs filed an opposition to defendants’ motion to dismiss on November 13, 2017, and defendants filed a reply brief in further support of their motion on December 28, 2017. On March 26, 2019, the court held a telephonic status conference.  During that conference, the court informed counsel that it was preparing a ruling granting the defendants’ pending motion to dismiss.  The court inquired of plaintiffs’ counsel whether they intended to seek leave to amend their complaint, and indicated that if they wished to file a second amended complaint, they would be allowed to do so.  On April 2, 2019, the court granted plaintiffs until May 31, 2019 to file a second amended complaint, thereby rendering moot defendants’ pending motion to dismiss. On June 2, 2019, plaintiffs filed a second amended complaint against the same defendants. The complaint alleges that defendants engaged in securities

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
fraud, including by making misrepresentations and omissions in its public disclosures concerning the Company’s SOLIRIS sales practices, management changes, and related investigations, between January 30, 2014 and May 26, 2017, and that the Company's stock price dropped upon the purported disclosure of the alleged fraud. The plaintiffs seek to recover unspecified monetary relief, unspecified equitable and injunctive relief, interest, and attorneys’ fees and costs. Defendants’ filed a motion to dismiss the amended complaint on August 2, 2019; plaintiffs’ filed their opposition to that motion on October 2, 2019; and defendants’ filed their reply in further support of their motion on November 15, 2019. Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case (or the ultimate outcome of the case if the motion to dismiss is denied by the court), nor can we estimate the possible loss or range of loss at this time.
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
In May 2017, Brazilian authorities seized records and data from our São Paulo, Brazil offices as part of an investigation being conducted into Alexion’s Brazilian operations. We are cooperating with this inquiry.
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
On September 27, 2017, a hearing panel of the Canadian Patented Medicine Prices Review Board (PMPRB) issued a decision in a previously pending administrative pricing matter that we had excessively priced SOLIRIS in a manner inconsistent with the Canadian pricing rules and guidelines. In its decision, the PMPRB ordered Alexion to decrease the price of SOLIRIS to an upper limit based upon pricing in certain other countries, and to forfeit excess revenues for the period between 2009 and 2017. The amount of excess revenues for the period between 2009 and 2017 was not determined to be a material amount and was paid in 2018. In October 2017, Alexion filed an application for judicial review of the PMPRB’s decision in the Federal Court of Canada. On May 23, 2019, the Federal Court of Canada dismissed Alexion's application for judicial review and, as a consequence, affirmed the decision of the PMPRB that we had excessively priced SOLIRIS. On June 21, 2019, Alexion filed a notice of appeal of the Federal Court of Canada's ruling, and, on October 17, 2019, Alexion filed a memorandum of fact and law in support of the appeal. On December 3, 2019, the Attorney General of Canada filed its memorandum of fact and law in support of the Federal Court of Canada's dismissal of Alexion's appeal of the PMPRB's decision. On December 19, 2019, the intervenor, the Minister of Health for the Province of British Columbia, filed a separate memorandum of fact and law in support of the Federal Court of Canada's decision. The Canadian Federal Court of Appeal heard the appeal on October 21 and 22, 2020, but has not issued a decision as of the date of this filing. Pursuant to an order made by the Federal Court of Canada, as of October 27, 2020, we have placed approximately $61.5 in escrow to secure our obligations pending the final resolution of all appeals in this matter. This amount reflects the difference between the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive for sales of SOLIRIS in Canada for the period beginning September 2017 through September 30, 2020. In addition, on a quarterly basis, until the appeals process has concluded, Alexion will be required to place amounts into escrow for each vial of SOLIRIS sold in the applicable quarter equal to the list price for SOLIRIS and the price determined by the PMPRB to be non-excessive. Our revenues in Canada have been reduced by $42.2 cumulatively to date, which is our current best estimate of our liability through September 30, 2020 if we lose the appeal of this matter (the amount of our ultimate liability, however, may be greater than this estimate when the appeal process for this matter is concluded).
Chugai Pharmaceutical Co., Ltd. has filed three lawsuits against Alexion.  The first was filed in November 2018 in the United States District Court for the District of Delaware against Alexion Pharmaceuticals, Inc. alleging that

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
ULTOMIRIS infringes one U.S. patent held by Chugai Pharmaceutical Co., Ltd.  Upon issuance of a new U.S. patent on November 12, 2019, Chugai filed a second lawsuit in the United States alleging that ULTOMIRIS infringes the new patent. The parties have agreed to consolidate the November 2018 and November 2019 lawsuits. Chugai filed a third lawsuit in December 2018 in the Tokyo District Court against Alexion Pharma GK (a wholly-owned subsidiary of Alexion) in Japan, and alleges that ULTOMIRIS infringes two Japanese patents held by Chugai Pharmaceutical Co., Ltd.  Chugai’s complaints seek unspecified damages and certain injunctive relief. On March 5, 2020, the Supreme Court of Japan dismissed Chugai's appeal against an earlier IP High Court of Japan decision which held that one of the Chugai patents-in-suit is invalid. Subsequently Chugai filed a correction to the claims of this patents-in-suit and Alexion has countered that the corrected claims are still invalid and not infringed. In all cases, Alexion has denied the charges and countered that the patents are neither valid nor infringed. A trial date for the U.S. case which was initially set for July 2021 has been re-scheduled for October 2021. The case is still at the briefing stage in Japan.  Given the early stages of these litigations, an estimate of the possible loss or range of loss cannot be made at this time.
On February 28, 2019, Amgen Inc. (Amgen) petitioned the U.S. Patent and Trademark Office (PTO) to institute Inter Partes Review (IPR) of three patents owned by Alexion that relate to SOLIRIS:  U.S. Patent Nos. 9,725,504; 9,718,880; and 9,732,149. In each case, Amgen alleged the patented subject matter was anticipated and/or obvious in view of prior art, and that the patent claims are therefore invalid. On August 30, 2019, the PTO instituted IPRs of each of the three patents. On May 28, 2020, we entered into a Confidential Settlement and License Agreement (the “Settlement Agreement”) with Amgen to settle the three IPRs at the Patent Trial and Appeal Board (“PTAB”) of the PTO. Pursuant to the Settlement Agreement, Alexion and Amgen have terminated each of the pending IPRs. In addition, effective March 1, 2025 (or an earlier date in certain circumstances), the Company grants to Amgen (and its affiliates and certain partners) a non-exclusive, royalty-free, license under U.S. patents and patent applications related to eculizumab and various aspects of the eculizumab product that Alexion currently markets and sells under the tradename SOLIRIS. This license will allow Amgen (and its affiliates and certain partners), effective March 1, 2025, the right to make, have made, use, import, have imported, sell, have sold, offer for sale, have offered for sale, distribute, and have distributed in, or for, the U.S., an eculizumab product.
In connection with an ongoing matter, in August 2019, the Brazilian Federal Revenue Service provided a Notice of Tax and Description of the Facts (the “Tax Assessment”) to two Alexion subsidiaries (the "Brazil Subsidiaries"), as well as to two additional entities, a logistics provider utilized by Alexion and a distributor. The Tax Assessment focuses on the importation of SOLIRIS vials pursuant to Alexion’s free drug supply to patients program (referred to as Global Access to Medicines, or GATM) in Brazil. In September 2019, the Brazil Subsidiaries filed defenses to the Tax Assessment disputing the basis for liability under the Tax Assessment, based on, among others, the following: in connection with the operation of GATM, during the period from September 2014 to June 2019: (i) the importers responsible for the importation of the GATM SOLIRIS vials into Brazil were correctly identified and (ii) the correct customs value was utilized for the purpose of importing the GATM SOLIRIS vials provided to the patients free of charge. The defenses filed by Alexion are pending judgment at the first level of administrative appeals within the Brazilian federal administrative proceeding system. There are three separate levels of administrative appeals within the Brazilian federal administrative proceeding system and, if the outcome of these administrative appeals is unfavorable, the final decision of the federal administrative proceeding system can be disputed to the federal court systems in Brazil (at this time, Alexion intends to appeal the Tax Assessment if it is not overturned in the course of administrative appeals). Given the early stage of these proceedings, Alexion is unable to predict the duration, scope or outcome of this matter, but we expect that a final resolution will take three years or more. While it is possible that a loss related to the Tax Assessment may be incurred, given its ongoing nature, we cannot reasonably estimate the potential magnitude of any such possible loss or range of loss, or the cost of the ongoing administrative appeals (and potential appeals to the federal court system) of the Tax Assessment. Any determination that any aspects of the importation of free of charge medications into Brazil as set forth in the Tax Assessment are not, or were not, in compliance with existing laws or regulations could result in the imposition of fines, civil penalties and, potentially criminal penalties, and/or other sanctions against us, and could have an adverse impact on our Brazilian operations.
In connection with Alexion’s acquisition of Portola, we have assumed litigation to which Portola was a party. Among the litigation assumed is a securities fraud class action filed against Portola and certain of its officers, directors and underwriters (“Defendants”) under the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, on January 16, 2020, February 7, 2020, and February 28, 2020, stockholders filed three putative class actions in the U.S. District Court for the Northern District of California, captioned Hayden v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00367-VC (N.D. Cal.); McCutcheon v. Portola Pharmaceuticals, Inc., et al., No. 3:20-cv-00949 (N.D. Cal.); and Southeastern Pennsylvania Transportation Authority v. Portola Pharmaceuticals, Inc., et

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
al., No. 3:20-cv-01501 (N.D. Cal.). These cases have since been consolidated, and on April 22, 2020, the Court issued an Order appointing the Alameda County Employees’ Retirement Association (“ACERA”) as Lead Plaintiff in the litigation. ACERA filed its amended consolidated complaint on May 20, 2020, asserting that Defendants made misrepresentations and omissions in public disclosures (including in materials issued in connection with the August 7, 2019 securities offering) concerning Portola’s sales of andexanet alfa, marketed as ANDEXXA in the United States and ONDEXXYA in Europe, between January 8, 2019 and February 26, 2020. Specifically, plaintiffs allege that Defendants made materially false and/or misleading statements about the demand for ANDEXXA, usage of ANDEXXA by hospitals and healthcare organizations, and about Portola’s accounting for its return reserves. Plaintiffs contend that the alleged fraud was revealed on January 9, 2020, when Portola announced its preliminary unaudited financial results for the fourth quarter of 2019, and again on February 26, 2020, when Portola issued its fourth quarter 2019 financial results. In July 2020, Portola and the Portola Defendants filed a motion to dismiss with the Court. The court heard oral argument on September 24, 2020 and granted defendants’ pending motion to dismiss, but with leave for plaintiffs to amend further their complaint. Plaintiffs have until November 5, 2020 to file a second amended complaint. Plaintiffs seek to recover unspecified monetary relief, interest, and attorneys’ fees and costs. Given the early stage of these proceedings, we cannot presently predict the likelihood of obtaining dismissal of the case which the Company intends to submit following the filing of the second amended complaint (or the ultimate outcome of the case if that motion to dismiss is denied by the court), nor can we estimate the possible loss or range of loss at this time.

17.     Restructuring and Related Expenses
During the third quarter 2020, we initiated restructuring activities primarily within our commercial organization as part of an initiative intended to redefine our operating model. The actions are intended to reallocate resources necessary to align our organization with our diversifying portfolio of new products and strategic objectives, and will include investments in digital capabilities, technologies and solutions to support a more virtual and digital customer experience and tailored to the markets in which we operate.
The actions are expected to be substantially completed by the end of 2021, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $25.0. We expect that the pretax costs will primarily result in cash outlays, as the costs primarily relate to employee separation expenses.
In the first quarter 2019, we initiated corporate restructuring activities to re-align our international commercial organization through re-prioritization of certain geographical markets and to implement operational excellence through strategic reallocation of resources. Actions under the previous restructuring programs have been completed.
The following table summarizes the total expenses recorded related to the restructuring activities by type of activity and the locations recognized within the consolidated statements of operations:

	Three months ended September 30,			Three months ended September 30,
	2020			2019
	Employee Separation Costs	Other	Total	Employee Separation Costs	Other	Total
Restructuring expenses	$14.3	$—	$14.3	$(2.8)	$3.1	$0.3

	Nine months ended September 30,			Nine months ended September 30,
	2020			2019
	Employee Separation Costs	Other	Total	Employee Separation Costs	Other	Total
Restructuring expenses	$14.0	$(0.5)	$13.5	$8.7	$3.2	$11.9

Alexion Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(amounts in millions, except per share amounts)
The following table presents a reconciliation of the restructuring reserve recorded within accounts payable and accrued expenses on the Company's consolidated balance sheets as of September 30, 2020

	Three months ended September 30,			Nine months ended September 30,
	2020			2020
	Employee Separation Costs	Other	Total	Employee Separation Costs	Other	Total
Liability, beginning of period	$1.6	$—	$1.6	$3.3	$3.5	$6.8
Charges	14.3	—	14.3	14.3	—	14.3
Settlements	—	—	—	(1.4)	(3.0)	(4.4)
Adjustments to previous estimates	—	—	—	(0.3)	(0.5)	(0.8)
Liability, end of period	$15.9	$—	$15.9	$15.9	$—	$15.9
The restructuring reserve of $15.9 and $6.8 is recorded in accounts payable and accrued expenses on the Company's condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively. The accrued amounts are expected to be paid in the next twelve months. We currently estimate incurring up to an additional $11.0 in restructuring expenses related to the third quarter 2020 action.

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
•future governmental and regulatory decisions that directly or indirectly impact drug pricing (and discounts) and the adoption, implementation and interpretation of healthcare laws and regulations (and the impact on our business);
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
Such risks and uncertainties include, but are not limited to, the impact of the COVID-19 pandemic on our business (including our financial results and clinical trials), increased competition, actions by regulatory agencies, product candidates not receiving regulatory approvals, the possibility that expected tax benefits will not be realized, changes in healthcare and tax laws and regulations following the U.S. 2020 presidential election, assessment of impact of recent accounting pronouncements, potential declines in sovereign credit ratings or sovereign defaults in countries where we sell our products, delay of collection or reduction in reimbursement due to adverse economic conditions or changes in government and private insurer regulations and approaches to reimbursement, uncertainties surrounding legal proceedings, company investigations and government investigations and assessments, pending securities class action litigations, the investigation of our Brazilian operations by Brazilian authorities, the tax assessment by the Brazilian Federal Revenue Service and potential future tax assessments or liabilities by other revenue or tax regulators, risks related to the short and long-term effects of other government healthcare measures, intellectual property lawsuits, and the effect of shifting foreign exchange rates, as well as those risks and uncertainties discussed later in this report under the section entitled “Risk Factors.” Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether because of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in this and other reports or documents we file from time to time with the SEC.
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
In addition to our marketed therapies, we have a diverse pipeline resulting from internal innovation and business development. Alexion focuses its research efforts on novel molecules and targets in the complement cascade and development efforts on the core therapeutic areas of hematology, nephrology, neurology, metabolic disorders, cardiology, ophthalmology and acute care.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Recent Developments
On October 12, 2020, we announced that the U.S. Food and Drug Administration (FDA) approved the ULTOMIRIS (ravulizumab-cwvz) 100 mg/mL intravenous (IV) formulation for the treatment of adults with paroxysmal nocturnal hemoglobinuria (PNH) and for atypical hemolytic uremic syndrome (aHUS) to inhibit complement-mediated thrombotic microangiopathy for adult and pediatric (one month age and older) patients. ULTOMIRIS 100 mg/mL is an advancement in the treatment experience for patients with aHUS and PNH, as it reduces average annual infusion times by approximately 60 percent compared to ULTOMIRIS 10 mg/mL while delivering comparable safety and efficacy.
On September 25, 2020, we announced that Japan's Ministry of Health, Labour, and Welfare (MHLW) approved ULTOMIRIS for the treatment of adults and children living with aHUS.
On September 21, 2020, we announced that the Committee for Medicinal Products for Human Use (CHMP) has adopted a positive opinion, recommending marketing authorization in the European Union for a new 100 mg/mL IV advanced formulation of ULTOMIRIS.
On September 14, 2020, Alexion and Caelum Biosciences (Caelum) announced the initiation of the Cardiac Amyloid Reaching for Extended Survival (CARES) Phase III clinical program to evaluate CAEL-101, a first-in-class amyloid fibril targeted therapy, in combination with standard-of-care therapy in light chain (AL) amyloidosis. The CARES clinical program includes two parallel Phase III studies - one in patients with Mayo stage IIIa disease and one in patients with Mayo stage IIIb disease and will collectively enroll approximately 370 patients globally. Enrollment is underway in both studies. The primary objective of the clinical program is to assess overall survival.
COVID-19 Pandemic
During the first quarter of 2020, the World Health Organization (WHO) declared the COVID-19 public health crisis a pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, U.S. President Trump announced a National Emergency relating to the pandemic. Government authorities worldwide have recommended or imposed various social distancing, quarantine and isolation measures on large portions of the population. While the impact of the COVID-19 pandemic to date on our business has been less than we had initially forecast, it is evolving rapidly and its future effects are difficult to predict with meaningful precision as the impact will depend on many factors beyond the Company’s control and knowledge. As the pandemic continues, we are taking steps that are designed to respond proactively to evolving events and planning for COVID-19 uncertainties. We remain focused on continuing to serve patients, protecting the health and safety of our employees and the communities in which we live and work, and supporting our patients in clinical trials.
In early March 2020, we activated a task force designed to assess, mitigate and manage the risks related to COVID-19 to avoid or minimize business disruption, including safeguarding of our facilities, and to ensure the safety and sense of security for our staff. In early March 2020, Alexion closed all sites to non-essential employees and the Company has suspended all travel indefinitely. In early June 2020, Alexion gradually allowed re-entry to certain sites in some geographies through a pilot program, including Switzerland, Germany, Australia, and Japan in accordance with local government laws, regulations and restrictions and our own safety procedures and checklists. In September 2020, we extended our global guidance to employees to strongly encourage working remotely until July 2021, while offering limited access to physical sites through pilot programs. Office sites are being reconfigured to maintain physical distancing and we expect to adopt and implement additional precautions commensurate with any expansion of employees returning to worksites. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.
We are focused on protecting patient and customer safety as well as providing an uninterrupted supply of medicines for patients around the world. We have taken proactive measures that are designed to mitigate the risk of potential supply interruptions, and we strive to maintain sufficient inventory levels to continue serving current and new patients receiving our medicines for approved indications, as well as those participating in ongoing clinical trials. We and our third-party contract manufacturing partners continue to operate manufacturing facilities at near normal levels.
We are monitoring the demand for our products as there may continue to be fewer patient/doctor in-person interactions, fewer visits between our representatives and health care providers and the potential inability of patients to access hospitals or infusion centers (voluntarily or involuntarily), all of which may result in a reduction in future sales. We have been proactively engaging with healthcare professionals virtually and through enhanced digital channels in an effort to mitigate this risk, however we have noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak, particularly in neurological indications. Additionally, we continue to actively monitor potential further impacts on our business such as growth in unemployment and loss of commercial insurance coverage and/or growth in Medicaid with higher discounts.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)

We have preclinical studies and clinical testing ongoing across the globe. We have a business continuity plan for our preclinical and clinical trials, including a pandemic response plan. A number of clinical trial sites are restricting site visits and imposing restrictions on the initiation of new trials and patient visits to protect both site staff and patients from possible COVID-19 exposure. Given the safety concerns around COVID-19 and the associated risk to maintaining normal clinical trial operations, we are making decisions study-by-study and country-by-country to minimize the risk to the patients and facilities, and there has been and may continue to be an impact on the timing of trials that are under active enrollment. The majority of clinical trials that were paused at the onset of the pandemic have resumed, however we are continuing to experience impact to enrollment for some studies. We are actively implementing remote and local procedures per recent guidance of the FDA.
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
Products and Development Programs
We focus our product development programs on life-transforming therapeutics for rare diseases and devastating conditions for which current treatments are either non-existent or inadequate. We have developed or are developing innovative products for, among others, the following indications:

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

Anticoagulant Effects of Factor Xa Inhibitors
Factor Xa Inhibitors (i.e. apixaban, rivaroxaban and edoxaban), may rarely cause patients to be hospitalized with life-threatening or uncontrolled bleeding. Potential events include intracranial hemorrhage; intraocular, pericardial, intraspinal, intraarticular bleeding at critical sites; major gastrointestinal, retroperitoneal, or genitourinary bleeding; and bleeding associated with major blunt or penetrating injury.

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

C3 Glomerulopathy (C3G)
C3G is a rare, chronic disease affecting the kidneys in which the alternative pathway of the complement system is dysregulated due to genetic mutations or autoantibodies affecting the regulation of the alternative pathway. This lack of regulation results in the alternative pathway overactivation and the excessive deposition of C3 protein fragments in the glomeruli, a key filtration component of the kidney, often leading to serious kidney damage.

Relapsed/refractory B-and T-cell malignancies
The B cell non-Hodgkin lymphomas (NHLs) are a diverse group of disorders of proliferating malignant B cells. Collectively, NHL is the eighth leading type of cancer in the U.S., with B-cell lymphomas diagnosed in approximately 85% to 90% of patients. In 2019, an estimated 74,200 new cases of NHL will be diagnosed along with nearly 20,000 deaths. Patients present with fever, night sweats, and unintentional weight loss. With progressive disease, the malignant cells metastasize from lymph nodes and bone marrow to other organs, ultimately resulting in organ failure. Front-line therapy consists of combination chemotherapy with rituximab. Experimental agents are in development to address patients who relapse or are refractory to front-line therapy. There are no curative therapies in the relapsed/refractory setting.

The T cell lymphomas are represented by diverse histologies depending on the malignant cell of origin. T-cell NHL comprises approximately 10% to 15% of the total cases of NHL, resulting in approximately 7,000 to 10,000 cases a year in the U.S. Symptoms are similar to those of the B cell malignancies, however, the 5 year overall survival rates are typically lower for T cell NHL vs B cell NHL with rates of approximately 35% being found in several studies. These are highly aggressive lymphomas for which there is no optimal standard of care.

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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Marketed Products
Our marketed products consist of the following:

Product	Therapeutic Area	Approved Indication
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Hematology	Paroxysmal Nocturnal Hemoglobinuria (PNH)
	Hematology/Nephrology	Atypical Hemolytic Uremic Syndrome (aHUS)
	Neurology	Generalized Myasthenia Gravis (gMG)
	Neurology	Neuromyelitis Optica Spectrum Disorder (NMOSD)
	Metabolic Disorders	Hypophosphatasia (HPP)
	Metabolic Disorders	Lysosomal Acid Lipase Deficiency (LAL-D)
	Acute Care	Reversal of anticoagulation in patients treated with Factor Xa inhibitors when experiencing life-theatening or uncontrolled bleeding.

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
ULTOMIRIS was approved as a new treatment option for adult patients with PNH by Japan's MHLW in June 2019. ULTOMIRIS was approved by the European Commission (EC) in July 2019 as a treatment for adult patients with PNH with hemolysis with clinical symptoms indicative of high disease activity, and also for adult patients who are clinically stable after having been treated with SOLIRIS for at least the past six months.
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
In September 2020, ULTOMIRIS was approved by Japan's MHLW as a new treatment option for adult and pediatric patients with aHUS.
In October 2020, ULTOMIRIS 100 mg/mL formulation was approved by the FDA for the treatment of adult patients with PNH and for adults and pediatric (one month of age or older) patients with aHUS to inhibit complement-mediated TMA.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
In 2017, the FDA and EC regulatory authorities approved SOLIRIS for the treatment of gMG in adults who are anti-acetylcholine receptor (AChR) antibody-positive. Additionally, in 2017, the MHLW in Japan approved SOLIRIS as a treatment for patients with gMG who are AChR antibody-positive and whose symptoms are difficult to control with high-dose intravenous immunoglobulin therapy or plasmapheresis (PLEX).
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
STRENSIQ (asfotase alfa)
STRENSIQ, a targeted enzyme replacement therapy, is the first and only approved therapy for patients with HPP and is designed to directly address underlying causes of HPP by aiming to restore the genetically defective metabolic process, thereby preventing or reversing the severe and potentially life-threatening complications in patients with HPP. STRENSIQ is approved in the U.S. for patients with perinatal-, infantile- and juvenile-onset HPP, in Europe for the treatment of patients with pediatric-onset HPP, and in Japan for the treatment of patients with HPP. Alexion is sponsoring a multinational registry to gather information regarding the natural history of patients with HPP and the longer-term outcomes during STRENSIQ treatment.
KANUMA (sebelipase alfa)
KANUMA, a recombinant form of the human LAL enzyme, is the only enzyme-replacement therapy that is approved for the treatment for patients with LAL-D. KANUMA is approved in the U.S. for the treatment of patients with LAL-D, in Europe for long-term enzyme replacement therapy in patients with LAL-D, and in Japan for the treatment of patients with LAL-D. Alexion is sponsoring a multinational registry to gather information regarding the natural history of patients with LAL-D and the longer-term outcomes during KANUMA treatment.

ANDEXXA (coagulation factor Xa - [recombinant] inactivated-zhzo)
ANDEXXA is approved by the FDA as a reversal agent for patients treated with rivaroxaban or apixaban, when reversal of anticoagulation is needed due to life-threatening or uncontrolled bleeding. ANDEXXA was approved under the FDA’s Accelerated Approval Pathway, and received conditional marketing authorization in the EU based on the change from baseline in anti-Factor Xa activity in healthy volunteers and in patients through the ANDEXXA-4 trial demonstrating hemostatic efficacy. Continued approval for this indication is contingent upon post-marketing study results that verify that clinical benefit is conferred to patients.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Clinical Development Programs
Our ongoing clinical development programs include the following:

Product	Mechanism of Action	Development Area	Indication	Phase I	Phase II	Phase III	Phase IV	Filed
ULTOMIRIS (ALXN1210/ravulizumab-cwwz) (Intravenous)	Anti-C5	Neurology Pulmonology	gMG/NMOSD/ALS COVID-19			●

ULTOMIRIS (ALXN1210/ravulizumab-cwvz) (Subcutaneous)	Anti-C5	Hematology/Nephrology	PNH/aHUS			●

ALXN1720 (Subcutaneous)	Anti-C5	Next Generation Subcutaneous Complement Inhibitor		●

ALXN1830 (SYNT001) (Subcutaneous)	Anti-FcRN	FcRN		●

ALXN1840 (WTX101)	High-affinity, specific Cu binder	Metabolic Disorders	Wilson disease			●

ALXN2040 (ACH-4771)	Factor D Inhibitor	Hematology/Nephrology	PNH-EVH / C3G		●

ALXN2050 (ACH-5228)	Factor D Inhibitor	Hematology/Nephrology	PNH		●

ALXN2070 (ANDEXXA)	Anti Factor Xa Reversal	Acute Care	Reversal of anticoagulation in patients treated with Factor Xa inhibitors when experiencing life-theatening or uncontrolled bleeding.				●

ALXN2075 (Cerdulatinib)	Dual spleen tyrosine kinase and janus kinase (SYK/JAK) inhibitor	Acute Care/ Oncology	Relapsed/refractory chronic lymphocytic leukemia or B-cell or T-cell NHL		●
In addition to our ongoing development programs, Alexion holds a minority interest in and an option to acquire Caelum Biosciences (Caelum), a biotechnology company that is developing CAEL-101 for light chain (AL) amyloidosis.  CAEL-101 is a first-in-class chimeric monoclonal antibody (mAb) designed to improve organ function by reducing or eliminating amyloid deposits in the tissues and organs of patients with AL amyloidosis, a rare systemic disorder caused by an abnormality of plasma cells in the bone marrow. A Phase Ia/Ib study for CAEL-101 has been completed. Following discussions with the FDA, a Phase II trial for CAEL-101 commenced during the first quarter of 2020 and met its primary objectives, supporting the safety and tolerability of CAEL-101 and confirmed the dose and regimen to be adopted for the Phase III studies. In September 2020, Alexion and Caelum announced the initiation of the Cardiac Amyloid Reaching for Extended Survival (CARES) program. This includes two parallel Phase III trials to evaluate the survival benefits of CAEL-101. Enrollment is underway in both studies.

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
In November 2019, the Extension Application to register the ULTOMIRIS 100 mg/ml formulation (which is a higher concentration formulation of ULTOMIRIS than the formulation currently commercialized) was submitted to the EMA. In August 2020, Alexion

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
submitted an application to the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) to register the ULTOMIRIS 100mg/ml formulation. In September 2020, the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion, recommending marketing authorization in the European Union for the 100 mg/ml formulation.
In March 2019, Alexion initiated a Phase III double-blind, placebo-controlled, multicenter study to evaluate the safety and efficacy of ALXN1210 in adult patients for the treatment of gMG. Additionally, in December 2019, Alexion initiated a Phase III, single arm, open-label, multicenter study to evaluate the safety and efficacy of ALXN1210 in adult patients with NMOSD.
In March 2020, Alexion initiated a Phase III, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of ALXN1210 in patients with ALS.
In May 2020, following the FDA's acceptance of Alexion's IND application, Alexion initiated a Phase III open-label, randomized, controlled clinical trial of ALXN1210 in adult patients with COVID-19 who are hospitalized with severe pneumonia or Acute Respiratory Distress Syndrome (ARDS). The trial is investigating the role of terminal complement inhibition in managing patients with severe COVID-19.
In addition to aHUS, NMOSD, gMG, ALS and COVID-19, Alexion plans to initiate: (i) Phase III studies of ALXN1210 in adult and pediatric hematopoietic stem cell transplant-associated thrombotic microangiopathy (HSCT-TMA) in the fourth quarter 2020; (ii) a Phase III study of ALXN1210 in complement mediated thrombotic microanglopathy (CM-TMA) and (iii) a proof of concept basket study in renal indications, including Lupus Nephritis (LN) and Immunoglobulin A Nephropathy (IgAN).
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
ALXN1720 Subcutaneous (SC) Delivery
ALXN1720 is a novel humanized bi-specific minibody antibody that binds selectively and with high affinity to C5. ALXN1720 is designed for subcutaneous administration as a concentrated formulation for the treatment of disease states involving dysregulated terminal complement activity. In September 2019, Alexion initiated a Phase I healthy volunteer study of ALXN1720 to assess its safety and tolerability. This trial was paused due to the COVID-19 pandemic, but was re-initiated in August 2020. Additionally, we plan to initiate trials in gMG and dermatomyositis (DM), a rare autoimmune inflammatory myopathy characterized by chronic inflammation and degeneration of muscle and skin.
ALXN1810 Subcutaneous (SC) Delivery
ALXN1810 combines ravulizumab-cwvz with recombinant human hyaluronidase enzyme (rHuPH20), licensed from Halozyme Therapeutics, Inc., to potentially further extend the dosing interval for ALXN1210 SC from once per week to once every two weeks or more. Alexion completed a SC healthy volunteer study with ALXN1810 in December 2018. We are no longer pursuing this combination therapy.
ALXN1830 (SYNT001)
ALXN1830 (SYNT001) is a humanized monoclonal antibody that is designed to inhibit the interaction of the neonatal Fc receptor (FcRn) with IgG and IgG immune complexes and has the potential to improve treatment in a number of rare IgG-mediated diseases. Alexion re-initiated a Phase II trial of the IV formulation in WAIHA in early 2020. In addition, Alexion initiated a Phase I study of a SC formulation of ALXN1830 in healthy volunteers in December 2019. Due to the COVID-19 pandemic, Alexion discontinued the Phase II trial in WAIHA and paused the Phase I healthy volunteer study. Phase I healthy volunteer study and Phase II studies in WAIHA and gMG exclusively with the SC formulation are planned to start in 2021.
ALXN1840 (WTX101)
ALXN1840 (WTX101), an innovative product candidate that addresses the underlying cause of Wilson disease, is a first-in-class oral copper-binding agent with a unique mechanism of action and the ability to access and bind copper from serum and remove it from the liver.
In February 2020, Alexion completed enrollment in a Phase III study of ALXN 1840 for the treatment of Wilson disease. ALXN1840 has received Fast Track designation in the U.S.
Alexion planned to initiate a Phase II study for ALXN1840 in Primary Biliary Cholangitis, a chronic liver disease resulting from progressive destruction of

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
the bile ducts in the liver, however, we are no longer pursuing this study.
ALXN2040 (danicopan/ACH-4771)
ALXN2040 is an oral Factor D inhibitor designed to treat diseases associated with dysregulation of the complement alternative pathway. ALXN2040 as an add on therapy for PNH patients with clinically evident extravascular hemolysis (EVH) has received orphan drug and breakthrough therapy designation by the FDA and both orphan and PRIME designation by EMA. Two Phase II studies of ALXN2040 as an oral add-on therapy for PNH-EVH are ongoing, and a Phase III trial is planned to commence by the end of 2020. Two Phase II studies evaluating the safety, efficacy, pharmacokinetics, and pharmaco-dynamics of ALXN2040 in patients with C3G are in the process of being wound down. We will no longer continue to pursue ALXN2040 as a treatment for C3G. Alexion plans to develop ALXN2050 in C3G, which has improved PK/PD and inhibition of the alternative pathway of the complement system as compared to ALXN2040.
We plan to initiate a Phase II study of ALXN2040 in Geographic Atrophy, a chronic and progressive degeneration of the portion of the retina responsible for central and color vision, in 2021.
ALXN2040 was added to the pipeline portfolio as a result of the acquisition of Achillion.
ALXN2050 (ACH-5228)
ALXN2050 is an oral Factor D inhibitor designed to treat rare diseases associated with dysregulation of the complement alternative pathway. ALXN2050 is in Phase II trials as a potential monotherapy treatment for PNH and is being evaluated for development in other alternative pathway-mediated rare diseases. Additionally, Alexion plans to initiate proof-of-concept trials of ALXN2050 in patients with various renal diseases in 2021.
ALXN2050 was added to the pipeline portfolio as a result of the acquisition of Achillion.
ALXN2060 (AG10)
In September 2019, Alexion entered into an agreement with Eidos Therapeutics, Inc. (Eidos), through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan for transthyretin amyloidosis (ATTR). AG10 is an orally administered small molecule in development designed to target the root cause of ATTR by stabilizing transthyretin (TTR) in the blood. Eidos is currently evaluating AG10 in a Phase III study in the United States and Europe for ATTR cardiomyopathy (ATTR-CM) and plans to initiate a Phase III study in ATTR polyneuropathy (ATTR-PN) by the end of 2020. Alexion plans to expand the AG10 program into Japan through the initiation of a clinical trial for which data would serve as the basis for seeking regulatory approval to commercialize AG10 in Japan.
ALXN2070 (ANDEXXA)
The acquisition of Portola added Portola’s commercialized medicine, ANDEXXA, for which additional clinical trials are currently being conducted to obtain full regulatory approvals and expand approved indications. It has obtained accelerated approval in the US and conditional marketing authorization in the EU based on the change from baseline in anti-Factor Xa activity in healthy volunteers, and in patients through the ANNEXA-4 trial. Full approval in the US and EU for current indications requires completion of ANNEXA-I, a Phase IV randomized controlled clinical trial currently underway evaluating the safety and efficacy of ANDEXXA versus standard of care in patients presenting with acute intracranial hemorrhage while taking an oral Factor Xa inhibitor. A Japan J-NDA filing is under evaluation. A US sBLA submission for a label expansion for the reversal of edoxaban and enoxaparin associated bleeds is anticipated for late 2020 or early 2021.
Additionally, we plan to initiate a Phase II study in 2021 for the reversal of anticoagulation in patients taking apixaban, rivaroxaban, edoxaban, or enoxaparin who require urgent surgery.
ALXN2075 (Cerdulatinib)
ALXN2075 (Cerdulatinib) is a small molecule SYK/JAK kinase inhibitor in development for treatment of hematological malignancies. We are reviewing preliminary clinical data and considering Follicular Lymphoma as a next step in the program. A Phase II study is ongoing. ALXN2075 was added to the pipeline portfolio as a result of the acquisition of Portola.
SOLIRIS (eculizumab)
SOLIRIS is an innovative C5 inhibitor discovered and developed by Alexion that works by inhibiting the C5 protein in the terminal complement cascade. SOLIRIS is a humanized monoclonal antibody that effectively blocks terminal complement activity at the doses currently prescribed.
In June 2020, Japan’s MHLW granted SAKIGAKE designation for SOLIRIS in Guillain-Barré syndrome (GBS). Results from the Japanese Eculizumab Trial for GBS (JET-GBS study) suggested the potential efficacy and safety of SOLIRIS as a treatment for GBS. Complement activation may play a role in the pathophysiology of GBS. Alexion plans to initiate a Phase III study of SOLIRIS in GBS in Japan in 2021.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Manufacturing
We utilize both internal manufacturing facilities and third-party contract manufacturers to supply clinical and commercial quantities of our products and product candidates. Our internal manufacturing capability includes our Ireland facilities, a fill/finish facility in Athlone, and a packaging facility in Dublin, as well as a production facility in Georgia. Third party contract manufacturers, including Lonza Group AG and its affiliates (Lonza), provide bulk drug substance as well as other manufacturing services like purification, product filling, finishing, packaging, and labeling.
We have various agreements with Lonza through 2031, with remaining total non-cancellable commitments of approximately $1,432.3. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangements. Under an existing arrangement, we pay Lonza a royalty on sales of SOLIRIS that was manufactured at the Alexion Rhode Island Manufacturing Facility (ARIMF) prior to the sale of the facility in 2018. We also pay Lonza a royalty on the sales of ULTOMIRIS and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. Lonza also manufactures ANDEXXA for Alexion. Lonza is in the process of qualifying a new manufacturing facility in New Hampshire that would, if and when such facility is approved by regulatory authorities, manufacture STRENSIQ for commercial use (and commitments entered into under this arrangement are included in the non-cancellable commitments amount noted in the first sentence of this paragraph).
In addition, we have non-cancellable commitments of approximately $78.6 through 2021 with other third-party manufacturers.
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
While we continue to actively engage with regulators, the timing of regulatory approvals for each of these facilities may be delayed as a result of the COVID-19 pandemic.
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
We believe the judgments, estimates and assumptions associated with the following critical accounting policies have the greatest potential impact on our consolidated financial statements:
•Revenue recognition;
•Contingent liabilities;
•Share-based compensation;
•Valuation of acquired assets, including goodwill, intangible assets and inventory;
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
Valuation of Acquired Assets, Including Goodwill, Intangible Assets and Inventory
We have recorded goodwill, acquired intangible assets and inventory related to our business combinations. When identifiable intangible assets, including IPR&D, are acquired, we determine the fair values of the assets as of the acquisition date. An income approach, which generally relies upon forecasted cash flow models, is typically used in these valuations if quoted market prices are not available. These valuations require the use of

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
significant estimates and assumptions including but not limited to:
•timing and costs to complete the in-process projects;
•timing and probability of success of clinical events or regulatory approvals;
•estimated future cash flows from product sales resulting from completed products and in-process projects, which consider competitive trends impacting the assets;
•tax rates; and
•discount rates
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
Inventory acquired in connection with the acquisition of a business is measured at fair value as of the acquisition date and requires the use of significant estimates, which include the expected selling price of the inventory, estimated costs to complete the manufacturing process and dispose of the inventory, a reasonable profit allowance for the remaining manufacturing and selling effort, estimated holding periods based on internal forecasts of demand and discount rates. We exclude from the value of acquired inventory any excess quantities that we do not expect to be salable based on future projected inventory requirements. If future demand or market conditions are lower than our projections as of the acquisition date, we may be required to write down the value of inventory through a charge to cost of sales in the period the revision is made.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Results of Operations
Net Product Sales
Net product sales by significant geographic region for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2020	2019	Change	2020	2019	Change
SOLIRIS
United States	$562.8	$496.8	13.3%	$1,672.3	$1,456.8	14.8%
Europe	254.3	255.5	(0.5)%	765.7	800.2	(4.3)%
Asia Pacific	86.0	118.0	(27.1)%	255.5	329.2	(22.4)%
Rest of World	139.2	120.2	15.8%	347.2	347.1	—%
Total	$1,042.3	$990.5	5.2%	$3,040.7	$2,933.3	3.7%

ULTOMIRIS
United States	$170.7	$65.1	162.2%	$460.3	$143.9	219.9%
Europe	46.6	21.1	120.9%	112.4	21.1	432.7%
Asia Pacific	69.6	3.7	**	186.3	3.7	**
Rest of World	2.4	—	**	4.2	—	**
Total	$289.3	$89.9	221.8%	$763.2	$168.7	352.4%

STRENSIQ
United States	$149.3	$118.0	26.5%	$418.1	$323.7	29.2%
Europe	19.3	19.0	1.6%	61.6	56.0	10.0%
Asia Pacific	16.1	14.0	15.0%	44.7	36.0	24.2%
Rest of World	4.7	3.3	42.4%	21.5	10.0	115.0%
Total	$189.4	$154.3	22.7%	$545.9	$425.7	28.2%

ANDEXXA
United States	$36.2	$—	**	$36.2	$—	**
Europe	2.7	—	**	2.7	—	**
Asia Pacific	—	—	**	—	—	**
Rest of World	—	—	**	—	—	**
Total	$38.9	$—	**	$38.9	$—	**

KANUMA
United States	$15.8	$16.0	(1.3)%	$47.6	$45.1	5.5%
Europe	9.5	6.3	50.8%	25.4	19.4	30.9%
Asia Pacific	1.1	1.3	(15.4)%	2.9	3.4	(14.7)%
Rest of World	2.0	4.8	(58.3)%	12.8	10.2	25.5%
Total	$28.4	$28.4	—%	$88.7	$78.1	13.6%

Total Net Product Sales	$1,588.3	$1,263.1	25.7%	$4,477.4	$3,605.8	24.2%

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

ANDEXXA net product sales

United States	Asia Pacific
Europe	Rest of World

KANUMA net product sales

United States	Asia Pacific
Europe	Rest of World

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
The increase in net product sales for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to an increase in unit volumes. The increase in unit volumes was primarily due to increased global demand for SOLIRIS therapy, with sales to patients with gMG and NMOSD being the largest drivers. As a result of continued patient conversion, ULTOMIRIS unit volumes for PNH and aHUS also increased due to an increase in PNH and aHUS patients on ULTOMIRIS therapy, inclusive of the loading dose impact required in a patient's first year on therapy. Partially offsetting this increase was the continued conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS, resulting in a decrease in SOLIRIS PNH and aHUS revenues for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. Additional unit volume increases were due primarily to increased demand for STRENSIQ during 2020 and contributions of $38.9 from ANDEXXA as a result of the Portola acquisition that closed on July 2, 2020.
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
Foreign exchange had a negative impact of 2.0% and 1.5% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, with the largest impact relating to the weakening of the Brazilian Real versus the U.S. Dollar.
In response to the COVID-19 pandemic, we have taken proactive measures that are designed to mitigate the risk of potential supply interruptions, and we strive to maintain sufficient inventory levels to continue serving current and new patients receiving our medicines for approved indications. Additionally, we expect fewer patient/doctor interactions, fewer visits between our representatives and health care providers and the potential inability of patients to access hospitals or infusion centers (voluntarily or involuntarily) which may result in a reduction in future sales. However, we are proactively engaging with healthcare professionals virtually and through enhanced digital channels in an effort to mitigate this risk. We have observed that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak, particularly in neurological indications.
Cost of Sales (exclusive of amortization of purchased intangible assets)
Cost of sales includes manufacturing costs, actual and estimated royalty expenses associated with sales of our products, and amortization of licensing rights.
The following table summarizes cost of sales for the three and nine months ended September 30, 2020 and 2019:

$401.3
$280.2
$144.7
$95.2
9.0%
7.8%
9.1%
7.5%
Q3'20
Q3'19
YTD'20
YTD'19

2020 Cost of Sales
2019 Cost of Sales
●	Cost of sales as a percentage of net product sales

Cost of sales as a percentage of net product sales was 9.1% and 7.5% for the three months ended September 30, 2020 and 2019, respectively, and 9.0% and 7.8% for the nine months ended September 30, 2020 and 2019.
The increase in cost of sales as a percentage of net product sales for the three months ended September 30, 2020 as compared to the same period in 2019, was primarily associated with the amortization of the ANDEXXA inventory fair value step-up recognized in purchase accounting for Portola.
The increase of cost of sales as a percentage of net product sales for the nine months ended September 30, 2020 as compared to the same period in 2019, was primarily due to the amortization of the ANDEXXA inventory fair value step-up recognized in purchase accounting for Portola, inventory obsolescence reserves recorded, and higher period costs related to COVID-19 manufacturing capacity levels.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
As a result of the Portola acquisition completed on July 2, 2020, we expect cost of goods sold to increase in future periods as compared to prior periods due to the amortization of ANDEXXA inventory fair value step-up adjustments.
Research and Development Expense

2020 Research and Development Expense (R&D)
2019 Research and Development Expense (R&D)
●	R&D as a % of net product sales

Our research and development expense includes personnel, facility and direct costs associated with the research and development (R&D) of our product candidates, as well as product development costs.
R&D expenses are comprised of costs paid for clinical development, product development and discovery research, as well as costs associated with certain strategic licensing agreements and R&D-related asset purchase agreements which we have entered into with third parties. Clinical development costs are comprised of costs to conduct and manage clinical trials related to product candidates. Product development costs are those incurred in performing duties related to manufacturing development and regulatory functions, including manufacturing of material for clinical and research activities and other administrative costs incurred during product development. Discovery research costs are incurred in conducting laboratory studies and performing preclinical research for other uses of our current products and other new product candidates. Upfront payments include upfront payments related to strategic licensing agreements and R&D-related asset purchase agreements. Subsequent milestone payments incurred under such agreements which relate to R&D activities are classified as clinical, discovery or product development costs based on the nature of the underlying milestone event. Clinical development costs have been accumulated and allocated to each of our programs, while product development and discovery research costs have not been allocated.
Other R&D expenses consist of costs to compensate personnel, to maintain our facilities and equipment, and other occupancy costs associated with our research and development efforts. These costs relate to efforts for our clinical and preclinical candidates, our product development and our discovery research efforts. These costs have not been allocated directly to each program.
The following graph provides information regarding R&D expenses for the three and nine months ended September 30, 2020 and 2019:

Clinical Development	Discovery
Product Development	Payroll and Benefits
Upfront Payments	Facilities and Other

For the three months ended September 30, 2020, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following:
•Increase of $53.9 in clinical development primarily driven by increased clinical expenses related to ALXN1210 for multiple ongoing studies; shared expenses related to investments in enhanced systems and processes to support our clinical trial expansion; and clinical expenses related to assets acquired from Achillion and Portola in 2020. See chart below for additional details by program.
•Increase of $16.3 in payroll and benefits primarily related to headcount increases.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
•Decrease of $30.1 in upfront payments relating to the license payment made during the third quarter 2019 in connection with the arrangement we entered into with Eidos. No upfront payments related to licensing arrangements were made during the three months ended September 30, 2020.
For the nine months ended September 30, 2020, the increase in research and development expense, as compared to the same period in the prior year, was primarily related to the following
•Increase of $105.6 in clinical development primarily driven by increased clinical expenses related to ALXN1210 for multiple ongoing studies; shared expenses related to investments in enhanced systems and processes to support our clinical trial expansion; and clinical expenses related to assets acquired from Achillion and Portola in 2020. See chart below for additional details by program.
•Increase of $40.9 in payroll and benefits primarily related to headcount increases.
•Decrease of $76.3 in upfront payments relating to the license payments made during the nine months ended September 30, 2019 in connection with the arrangements we entered into with Zealand Pharma A/S, Affibody AB, and Eidos. No upfront payments related to licensing arrangements were made during the nine months ended September 30, 2020.
The following graph summarizes R&D expenses related to our clinical development programs. Please refer to "Clinical Development Programs" above for a description of certain of these programs:

2020	2019

2020	2019

The successful development of our drug candidates is uncertain and subject to a number of risks. We cannot guarantee that results of clinical

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
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

For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, the increase of $34.9 in selling, general and administrative expense, was primarily attributable to an increase  in salary, benefits and other labor expenses related to increases in headcount offset by decreases in travel and entertainment (T&E) expenses as a result of the COVID-19 pandemic.
For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, the increase of $75.4 in selling, general and administrative expense, was primarily related to the following:
•Increase in salary, benefits and other labor expenses of $53.7, primarily related to increases in headcount offset by decreases in T&E expenses as a result of the COVID-19 pandemic.
•Increase in external selling, general and administrative expense of $21.7, primarily related to increased costs relating to businesses acquired. In addition, there was an increase of $21.5 in litigation charges recorded during the first quarter 2020 in connection with legal proceedings, offset by a decrease of $22.0 in professional services.
Amortization of Purchased Intangible Assets
For the three months ended September 30, 2020 and 2019, we recorded $53.1 and $75.6, respectively, and $200.5 and $235.7 for the nine months ended September 30, 2020 and 2019, respectively, in amortization expense related to

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
purchased intangible assets. Amortization expense is primarily associated with intangible assets related to STRENSIQ, KANUMA and ANDEXXA.
The decrease in amortization of purchased intangible assets for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, was primarily due to a decrease in amortization associated with the KANUMA and STRENSIQ intangible assets, both of which are explained below. This decrease was partially offset by an increase in amortization associated with the ANDEXXA intangible asset acquired in connection with the Portola acquisition, which closed during the third quarter 2020.
During the second quarter 2020, we recorded an impairment charge of $2,042.3 to write-down the KANUMA intangible asset to fair value. The lower asset value is contributing to lower amortization expense for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.
During the third quarter 2019, the U.S. patent term extension to a composition of matter patent for STRENSIQ was granted, which resulted in an increase in the estimated useful life of the STRENSIQ intangible asset and is contributing to lower amortization for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.
We expect amortization for finite-lived intangible assets to decrease in future periods as compared to prior periods as a result of the KANUMA impairment charge recognized during the second quarter of 2020, offset by amortization expense associated with the ANDEXXA intangible asset.
Change in Fair Value of Contingent Consideration
For the three and nine months ended September 30, 2020, the expense resulting from the change in fair value of contingent consideration associated with our business combinations was $23.4 and $45.0, respectively, as compared to $29.8 and $7.2 for the three and nine months ended September 30, 2019. The change in the fair value of contingent consideration will fluctuate based on the timing of recognition of changes in the probability of achieving and the expected timing of milestone payments in connection with our business combinations.

For the three and nine months ended September 30, 2020 changes in the fair value of contingent consideration expense reflected changes in the expected timing and probability of achieving contingent milestone payments, and the interest component of contingent consideration related to the passage of time. For the three and nine months ended September 30, 2019, changes in the fair value of contingent consideration expense reflected changes in the expected timing of achieving contingent milestone payments and the interest component of contingent consideration related to the passage of time.
Acquisition-related Costs
For the three and nine months ended September 30, 2020, we recorded $63.0 and $105.7, respectively, of acquisition-related costs in connection with the Achillion and Portola acquisitions. Acquisition-related costs consist primarily of transaction costs, costs associated with the accelerated vesting of equity awards previously granted to Achillion and Portola employees, and Achillion and Portola employee separation costs. No

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
acquisition-related costs were incurred during the three and nine months ended September 30, 2019.
Impairment of Intangible Assets
For the nine months ended September 30, 2020, we recorded impairment charges of $2,053.3, relating to ACHN-4471 (ALXN2040) and primarily KANUMA. No impairment charges were incurred during the three months ended September 30, 2020 and 2019 and nine months ended September 30, 2019.
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
During the quarter ended June 30, 2020, we recognized an impairment charge of $11.0 to write off the cost basis of our ACHN-4471 (ALXN2040) acquired in-process research and development asset due to clinical results received during the quarter.
Restructuring Expenses
During the third quarter 2020, we initiated restructuring activities primarily within our commercial organization as part of an initiative intended to redefine our operating model. The actions are intended to reallocate resources necessary to align our organization with our diversifying portfolio of new products and strategic objectives, and will include investments in digital capabilities, technologies and solutions to support a more virtual and digital customer experience and tailored to the markets in which we operate.
The actions are expected to be substantially completed by the end of 2021, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $25.0. We expect that the pretax costs will primarily result in cash outlays, as the costs primarily relate to employee separation expenses.
In the first quarter 2019, we initiated corporate restructuring activities to re-align our international commercial organization through re-prioritization of certain geographical markets and to implement operational excellence through strategic reallocation of resources. Actions under the previous restructuring programs have been completed.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Other Income and (Expense)

The following table provides information regarding other income and expense:

Investment (expense) Income
Interest Expense
Other Income and (expense)

For the three and nine months ended September 30, 2020, we recognized investment income of $11.5 and $47.8, respectively, primarily related to the recognition of gains of $8.6 and $35.0, respectively, on our strategic equity investments recorded at fair value. Gains recorded during the three months ended September 30, 2020 on our strategic equity investments were primarily driven by an unrealized gain from our equity investment in Inozyme Pharma (Inozyme). Gains recorded during the nine months ended September 30, 2020 on our strategic equity investments were primarily driven by an unrealized gain from our Inozyme equity investment and a realized gain from our Portola equity investment which was derecognized and included in the fair value of consideration transferred in connection with the Portola acquisition. For the three and nine months ended September 30, 2019, we recognized investment income of $23.0 and $50.6, respectively, primarily related to the recognition of unrealized gains of $12.0 and $20.6, respectively, on our strategic equity investments recorded at fair value, with the largest component related to our Moderna Therapeutics Inc. equity investment, which was sold in the fourth quarter of 2019.
For the three and nine months ended September 30, 2020, interest expense was $27.6 and $77.0, respectively as compared to $17.9 and $56.1 for the three and nine months ended September 30, 2019. The increase in interest expense for the three and nine months ended September 30, 2020 as compared to the same periods in the prior year is primarily due to an increase in the average interest rates associated with our interest rate swaps, partially offset by lower term loan borrowings and lower interest rates, which are based on market rates, on the unhedged portion of our outstanding term loan.

Income Taxes

2020 Income tax benefit (expense)
2019 Income tax benefit (expense)
●	Effective tax rate

During the three and nine months ended September 30, 2020, we recorded an income tax expense (benefit) of $88.8 and $(89.2) and an effective tax rate of 13.3% and 413.0%, respectively, compared to an income tax expense of $67.9 and $61.5 and an effective tax rate of 12.7% and 3.9%, respectively, for the three and nine months ended September 30, 2019.
Income tax (benefit) expense is attributable to the U.S. federal, state and foreign income taxes on our profitable operations.
During the second quarter 2020, we recognized an impairment charge of $2,042.3 related to the KANUMA intangible asset, resulting in a deferred tax benefit of $377.3. See Note 5, Intangible Assets and Goodwill, for additional information on the impairment charge. These deferred tax benefits increased the effective tax rate for the nine months

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
ended September 30, 2020 by approximately 399.6%.
The income tax expense for the nine months ended September 30, 2019 includes one-time tax benefits recorded during the first quarter 2019, in connection with the future integration of intellectual property of Wilson Therapeutics into the Alexion corporate structure. The deferred tax benefits included $95.7 and $30.3 associated with a tax election made with respect to intellectual property of Wilson Therapeutics and a valuation allowance release and corresponding recognition of net operating losses, respectively. These deferred tax benefits decreased the effective tax rate for the nine months ended September 30, 2019 by approximately 8.0%. Additionally, during the third quarter 2019, we completed a comprehensive analysis of our current and prior year estimates related to our foreign-derived intangible income based on additional guidance provided in the proposed regulations issued by the U.S. Treasury Department in 2019. The analysis resulted in income tax benefits of approximately $29.9, including $17.0 related to prior year estimated tax benefits, which were recorded as a change in estimate in income tax expense in our consolidated statements of operations during the three and nine months ended September 30, 2019. These tax benefits decreased the effective tax rate for the three and nine months ended September 30, 2019 by approximately 5.6% and 1.9%, respectively.
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
In August 2020, we received a notice of examination from the Dutch Tax Authorities (“DTA”) regarding certain matters relating to our 2014 through 2017 tax years. Discussions with the DTA are currently ongoing and, at Alexion’s request, we have expanded these discussions to include the 2018 and 2019 tax years as well. We have not received any final findings on any of these tax years, nor have we received any proposed adjustments or any tax assessments related to any of the tax years under discussion with the DTA. Accordingly, we have not recorded any related reserves and an estimate of the possible loss or range of loss, if any, cannot be made at this time.
During the third quarter of 2020, the U.S. Treasury Department released certain proposed and final regulations which were originally enacted under the 2017 Tax Act. The impact of these regulations did not have a material impact on our financial condition and results of operations.
In 2017, the Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2015. During the second quarter of 2020 we received a Revenue Agent Report (RAR) and held discussions with the IRS regarding a proposed adjustment related to the valuation of certain intellectual property that was contributed into our captive partnership during 2015. The Company agreed with the adjustment outlined in the RAR and recognized a previously unrecognized tax benefit in the second quarter of 2020 that did not result in a significant impact to the financial statements. The IRS concluded its examination during the third quarter 2020 without additional adjustments.
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

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Financial Condition, Liquidity and Capital Resources
The following table summarizes the components of our financial condition as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019	$ Change
Cash and cash equivalents	$2,268.0	$2,685.5	$(417.5)
Marketable securities	$28.9	$64.0	$(35.1)
Long-term debt (includes current portion & revolving credit facility)	$2,601.8	$2,514.5	$87.3

Current assets	$5,067.8	$5,076.4	$(8.6)
Current liabilities	$1,331.0	$1,194.3	$136.7
Working capital	$3,736.8	$3,882.1	$(145.3)

The aggregate decrease in cash and cash equivalents and marketable securities of $452.6 at September 30, 2020 as compared to December 31, 2019 was primarily attributable to $2,023.0 of cash utilized to fund the Achillion and Portola acquisitions, net of $480.9 of cash and cash equivalents and marketable securities acquired in the transactions and net of $196.9 of cash paid to settle preexisting debt held by Portola. Additionally, the decrease is due to cash utilized to repurchase shares of common stock, payments on our term loan facility, purchases of property, plant, and equipment and strategic equity investments, partially offset by cash generated from operations and proceeds from the sale of available-for-sale debt securities.
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
We have financed our operations and capital expenditures primarily through positive cash flows from operations. We expect to continue to be able to fund our operations, including principal and interest payments on our Amended and Restated Credit Agreement, royalty-based debt and contingent payments associated with our in-licenses and acquisitions principally through our cash flows from operations. We may, from time to time, also seek additional funding through a combination of equity or debt financings or from other sources, if necessary for future acquisitions or other strategic purposes. New sources of financing through equity and/or debt financing(s), especially in light of increased volatility within the global financial markets as a result of the COVID-19 pandemic, may not always be available on acceptable terms, or at all, and we may be required to obtain certain consents in connection with completing such financings.
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
Financial instruments that potentially expose us to concentrations of credit risk are cash equivalents, marketable securities, accounts receivable and our derivative contracts. At September 30, 2020, four customers accounted for 65.6% of the accounts receivable balance, with these individual customers accounting for 11.2% to 21.5% of the accounts receivable balance. At December 31, 2019, four customers accounted for 66.9% of the accounts receivable balance, with these individual customers accounting for 11.6% to 20.3% of the accounts receivable balance.
For the three months ended September 30, 2020, three customers accounted for 56.1% of our net product sales with these individual customers accounting for 14.3% to 16.2% of our net product sales. For the nine months ended September 30, 2020, four customers accounted for 58.2% of our net product sales with these individual customers accounting for 10.1% to 17.0% of our net product sales. For the three months ended September 30, 2019, three customers accounted for 46.6% of our net product sales with these individual customers accounting for 14.2% to 16.7% of our net product sales. For the nine months ended September 30, 2019, three customers accounted for 45.7% of our net product sales with these individual customers accounting for 13.8% to 16.9% of our net product sales.
We continue to monitor economic conditions, including volatility associated with international economies and the COVID-19 pandemic, and the associated impacts on the financial markets and our business. Substantially all of our accounts receivable are due from wholesale distributors, public hospitals

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
and other government entities. We monitor the financial performance of our customers so that we can appropriately respond to changes in their credit worthiness. We operate in certain jurisdictions where weakness in economic conditions can result in extended collection periods. We continue to monitor these conditions and assess their possible impact on our business. As a result of the COVID-19 pandemic, we have experienced an increase in requests for extended payment terms with certain customers. To date, we have not experienced any significant losses with respect to collection of our accounts receivable and do not currently anticipate any material credit losses on our accounts receivable as a result of the pandemic.
We manage our foreign currency transaction risk and interest rate risk within specified guidelines through the use of derivatives. All of our derivative instruments are utilized for risk management purposes, and we do not use derivatives for speculative trading purposes. As of September 30, 2020, we had foreign exchange forward contracts with notional amounts totaling $2,292.0. These outstanding foreign exchange forward contracts had a net fair value liability of $13.0, of which $12.1 is included in other current assets and other noncurrent assets and $25.1 is included in other current liabilities and other noncurrent liabilities. As of September 30, 2020, we had interest rate swap contracts with notional amounts totaling $1,750.0. These outstanding interest rate swap contracts had a net fair value liability of $103.2 included in other current liabilities and other noncurrent liabilities. The counterparties to these contracts are large domestic and multinational commercial banks, and we believe the risk of nonperformance is not material.
As of September 30, 2020, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of mutual fund investments and equity securities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Our Level 2 assets consist primarily of money market funds, equity securities subject to holding period restrictions and derivative contracts. Our Level 2 liabilities consist also of derivative contracts. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. Our Level 3 liabilities consist of contingent consideration related to business acquisitions and derivative liabilities associated with other contingent payments.
Business Combinations and Contingent Consideration Obligations
On July 2, 2020, we completed the acquisition of Portola. Under the terms of the agreement, we acquired all outstanding common stock of Portola for $18.00 per share, or an aggregate of approximately $1,380.8, including the settlement of certain of Portola's outstanding equity awards but excluding shares of Portola stock held by Alexion at closing. The acquisition was funded with cash on hand. In connection with the acquisition, we also paid $196.9 to settle certain debt held by Portola that was subject to preexisting change of control provisions. The repayment of Portola's debt was funded with cash acquired from Portola. Additionally, we assumed royalty-based debt which requires repayment through tiered royalties on future net worldwide sales of ANDEXXA.
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
 At September 30, 2020, the purchase agreements for our business combinations, including Achillion, include contingent payments totaling up to $905.6 that will become payable if and when certain development and commercial milestones are achieved. Of these milestone amounts, $670.6 of the contingent payments relate to development and regulatory milestones and $235.0 of the contingent payments relate to commercial milestones, respectively. We do not expect these amounts to have a significant impact on our liquidity in the near-term, and, during the next 12 months, we do not expect to make milestone payments associated with our prior business combinations.
As additional future payments become probable, we will evaluate methods of funding payments, which could be made from available cash and marketable securities, cash generated from operations, or proceeds from the sale of equity securities or debt.
Asset Acquisitions and In-License Agreements
In January 2019, we entered into an agreement with Caelum, a biotechnology company that is developing CAEL101 for AL amyloidosis. Under the

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
terms of the agreement, we acquired a minority equity interest in preferred stock of Caelum and an exclusive option to acquire the remaining equity in Caelum based on Phase II data, for pre-negotiated economics. We paid $30.0 in the first quarter 2019 and agreed to pay up to an additional $30.0 in contingent development milestones prior to the exercise the option to acquire the remaining equity in Caelum. These contingent payments meet the definition of a derivative liability and were initially recorded at fair value of $27.1. We allocated the total consideration of $57.1, inclusive of the fair value of the contingent payments, to the equity investment in Caelum and the option to acquire the remaining equity in Caelum based on the relative fair values of the assets. Following discussions with the FDA, Caelum changed its clinical development plan for CAEL-101 in the fourth quarter 2019. A Phase II trial for CAEL-101 subsequently commenced during the first quarter of 2020 and met its primary objectives, supporting the safety and tolerability of CAEL-101 and confirmed the dose and regimen to be adopted for the Phase III studies. In September 2020, Alexion and Caelum announced the initiation of the CARES program. This includes two parallel Phase III trials, the primary objective of these trials are to evaluate the survival benefits of CAEL-101. In December 2019, we amended the terms of the agreement with Caelum to modify the option to acquire the remaining equity in Caelum based on data from the modified Phase II/III trials. The amendment also modified the development-related milestone events associated with the initial $30.0 in contingent payments, provided for an additional $20.0 in upfront funding, which we accrued as of December 31, 2019 and paid during the first quarter 2020, as well as funding of $60.0 in exchange for an additional equity interest at fair value upon achievement of a specific development-related milestone event. The agreement with Caelum also provides for additional payments, in the event Alexion exercises the purchase option, for up to $500.0, which includes an upfront option exercise payment and potential regulatory and commercial milestone payments. During the second quarter 2020, we paid an aggregate of $15.0 of contingent payments to Caelum related to two development-based milestones and during the third quarter 2020, we paid a $15.0 contingent payment to Caelum related to another development-based milestone.
In March 2019, we entered into an agreement with Zealand which provides us with exclusive worldwide licenses, as well as development and commercial rights, for subcutaneously delivered preclinical peptide therapies directed at up to four complement pathway targets. Pursuant to the agreement, Zealand will lead joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with the investigational new drug filing and Phase I studies. In addition to the agreement, we made an equity investment in Zealand (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to the lead target and the equity investment, as well as for preclinical research services to be performed by Zealand in relation to the lead target. As of September 30, 2020, we could be required to pay up to $610.0, for the lead target, upon the achievement of specified development, regulatory and commercial milestones, as well as royalties on commercial sales. In addition, we could be required to pay up to an additional $115.0 in development and regulatory milestones if both a long-acting and short-acting product are developed with respect to the lead target. Each of the three subsequent targets can be selected for an option fee of $15.0 and has the potential for additional development, regulatory and commercial milestones, as well as royalty payments, at a reduced price to the lead target.
In September 2019, we entered into an agreement with Eidos through which Alexion obtained an exclusive license to develop and commercialize AG10 in Japan. AG10 is a small molecule designed to treat the root cause of ATTR and is currently in a Phase III study in the U.S. and Europe for ATTR-CM. In addition, we made an equity investment in Eidos (see Note 10, Other Investments). Under the terms of the agreement, we made an upfront payment of $50.0 for the exclusive license to AG10 in Japan and the equity investment. As of September 30, 2020, we could also be required to pay $30.0 upon achievement of a Japanese-based regulatory milestone as well as royalties on commercial sales.
In October 2018, we entered into a collaboration agreement with Dicerna that provides us with exclusive worldwide licenses and development and commercial rights for two preclinical RNA interference (RNAi) subcutaneously delivered molecules for complement-mediated diseases, as well as an exclusive option for other preclinical RNAi molecules for two additional targets within the complement pathway. In addition to the collaboration agreement, we made an equity investment in Dicerna. Under the terms of the agreements, we made an upfront payment of $37.0 for the exclusive licenses and the equity investment. In December 2019, we exercised our option for exclusive rights to two additional targets within the complement pathway under an existing agreement with Dicerna, which expands our existing research collaboration and license agreement with Dicerna to include a total of four targets within the complement pathway. In connection with the option exercise, we paid Dicerna $20.0, which we recorded as research and development expense in the fourth quarter 2019. As of September 30, 2020, excluding accrued milestones, we could be required to pay up

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
to $604.1 for amounts due upon the achievement of specified research, development, regulatory and commercial milestones on the four licensed targets, as well as royalties on commercial sales.
In December 2017, we entered into a collaboration and license agreement with Halozyme Therapeutics, Inc. that allows us to use drug-delivery technology in the development of subcutaneous formulations for our portfolio of products for up to four targets. Under the terms of the agreement, we made an upfront payment of $40.0 for an exclusive license to two of the four potential targets and due to the early stage of the assets we are licensing, we recorded an expense for the upfront payment during the fourth quarter 2017. During the second quarter 2020, we forfeited our rights to one of the two targets we initially licensed. As of September 30, 2020, we could be required to pay up to $155.0 for the remaining licensed target upon achievement of specified development, regulatory and sales-based milestones, as well as royalties on commercial sales. Each of the two subsequent targets can be licensed for an option fee of $8.0, with contingent payments of up to $160.0 per target, subject to development, regulatory and commercial milestones, as well as royalties on commercial sales.
In connection with our prior acquisition of Syntimmune, Inc., a clinical-stage biotechnology company developing an antibody therapy targeting the FcRn, we could be required to pay up to $800.0 upon the achievement of specified development, regulatory and commercial milestones, of which $130.0 is specific to the subcutaneous formulation.
In addition, excluding accrued milestones, as of September 30, 2020, we have other license agreements under which we may be required to pay up to an additional $114.0 for currently licensed targets, if certain development, regulatory and commercial milestones are met, including up to $71.5 for the development of cerdulatinib in multiple indications pursuant to an in-licensing agreement with Astellas Pharma, Inc. which was assumed through the acquisition of Portola in the third quarter 2020. Additional amounts may be payable if we elect to acquire licenses to additional targets, as applicable, under the terms of these agreements.
We do not expect the payments associated with milestones under our asset acquisitions and licensing agreements to have a significant impact on our liquidity in the near-term. During the next 12 months, we may make milestone payments related to these arrangements of approximately $78.3, excluding milestones which were accrued as of September 30, 2020.
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
As of September 30, 2020, we have $275.5 of total financing and operating lease liabilities recorded on our condensed consolidated balance sheets. The total undiscounted lease commitments as of September 30, 2020 were $328.3, of which, $10.0 is payable during the remainder of 2020. We do not expect the payments associated with the maturity of lease liabilities to have a significant impact on our liquidity in the near-term.
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
As of September 30, 2020, we had $2,416.6 outstanding on the term loan. We had no outstanding borrowings under the revolving credit facility as of September 30, 2020. As of September 30, 2020, we had open letters of credit of $1.0 that offset our availability in the revolving credit facility.
In connection with our acquisition of Portola during the third quarter 2020, we assumed royalty-based debt relating to a royalty sales agreement Portola had entered into with HealthCare Royalty Partners (HCR) whereby HCR acquired a tiered royalty interest in future worldwide net sales of ANDEXXA. Portola received $50.0 upon closing of the agreement in February 2017 and an additional $100.0 following the U.S. regulatory approval of ANDEXXA in May 2018. Tiered royalties ranging from 4.2% to 8.5% are required to be paid to HCR based on net worldwide sales of ANDEXXA. The applicable rate decreases as worldwide net annual sales levels increase above defined thresholds. Total potential royalty payments are capped at 195% of the funding received less certain transaction expenses, or $290.6.

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
As of September 30, 2020, the royalty-based debt carrying value of $185.2 includes accrued interest of $3.2, net of unamortized debt discount of $90.0. The maximum remaining royalty payments are capped at $275.2, as of September 30, 2020.
Manufacturing Obligations
We have supply agreements with Lonza relating to the manufacture of SOLIRIS, STRENSIQ, ULTOMIRIS and ANDEXXA which requires payments to Lonza at the inception of contract and upon the initiation and completion of product manufactured. On an ongoing basis, we evaluate our plans for future levels of manufacturing by Lonza, which depends upon our commercial requirements and the progress of our clinical development programs.
We have various agreements with Lonza, with remaining total non-cancellable commitments of approximately $1,432.3 through 2031. Certain commitments may be canceled only in limited circumstances. If we terminate certain supply agreements with Lonza without cause, we will be required to pay for product scheduled for manufacture under our arrangement. Under an existing arrangement with Lonza, we also pay Lonza a royalty on sales of SOLIRIS that was manufactured at Alexion Rhode Island Manufacturing Facility (ARIMF) prior to its sale and a payment with respect to sales of SOLIRIS manufactured at Lonza facilities. We also pay Lonza a royalty on the sales of ULTOMIRIS.
In addition to Lonza, we have non-cancellable commitments of approximately $78.6 through 2021 with other third party manufacturers.
Taxes
We have recorded tax on the undistributed earnings of our controlled foreign corporation (CFC) subsidiaries. To the extent CFC earnings may not be repatriated to the U.S. as a dividend distribution due to limitations imposed by law, we have not recorded the related potential withholding, foreign local, and U.S. state income taxes.

Common Stock Repurchase Program
In November 2012, our Board of Directors authorized a share repurchase program. In February
2017, our Board of Directors increased the amount that we are authorized to expend on future repurchases to $1,000.0 under our repurchase program, which superseded all prior repurchase programs. The entire amount authorized pursuant to this February 2017 Board approval has been utilized. On October 22, 2019, the Board of Directors approved a share repurchase authorization of up to $1,000.0. On July 28, 2020, the Board of Directors approved a new share repurchase authorization of up to an additional $1,500.0. The repurchase program does not have an expiration date and we are not obligated to acquire a particular number of shares. The repurchase program may be discontinued at any time at our discretion. Under the program, we repurchased 0.6 and 3.1 shares of our common stock at a cost of $73.5 and $334.6 during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we repurchased 4.2 and 3.5 shares of our common stock at a cost of $434.3 and $383.5, respectively.
Subsequent to September 30, 2020, we repurchased 0.4 shares of common stock under our repurchase program at a cost of $45.2. As of October 27, 2020, there is a total of $2,055.9 remaining for repurchases under the repurchase program.

Cash Flows
The following summarizes our net change in cash and cash equivalents:

	Nine months ended September 30,		$
	2020	2019	Change
Net cash provided by operating activities	$2,162.4	$1,567.8	$594.6
Net cash used in investing activities	(2,018.9)	(46.6)	(1,972.3)
Net cash used in financing activities	(538.1)	(679.4)	141.3
Effect of exchange rate changes on cash and restricted cash	(0.5)	(6.1)	5.6
Net change in cash and cash equivalents and restricted cash	$(395.1)	$835.7	$(1,230.8)

Alexion Pharmaceuticals, Inc.
(amounts in millions, except per share amounts)
Operating Activities
Cash flows provided by operations for the nine months ended September 30, 2020 was $2,162.4 compared to $1,567.8 for the nine months ended September 30, 2019. The increase in cash provided by operating activities was primarily due to cash generated from operations, including the timing of cash receipts, payments and other changes in working capital, during the nine months ended September 30, 2020 as compared to the same period in the prior year. Additionally, the same period in the prior year included upfront payments made in connection with agreements entered into with Zealand, Affibody and Eidos and a payment of a sales-based milestone to the former equity holders of Enobia Pharma Corp.
Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2020 was $2,018.9 compared to $46.6 for the nine months ended September 30, 2019. The increase in cash used in investing activities as compared to the prior year was primarily due to payments for the acquisition of Achillion and Portola, net of cash acquired, of $2,111.9. Partially offsetting these impacts were decreases in purchases of property, plant and equipment and purchases of strategic equity investments and options during the nine months ended September 30, 2020 as compared to the same period in the prior year.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2020 was $538.1 compared to $679.4 for the nine months ended September 30, 2019. The decrease in cash used for financing activities was primarily due to a decrease in payments on our revolving credit facility, partially offset by an increase of $50.8 in common stock repurchases and an increase of $32.5 in payments on term loan during the nine months ended September 30, 2020 as compared to the same period in the prior year.
Contractual Obligations
Other than potential contingent payments related to our acquisition of Achillion and obligations related to the acquisition of Portola, primarily consisting of $368.1 of manufacturing commitments with Lonza through 2028 and royalty-based debt assumed in connection with the acquisition, there have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our Annual Report on Form 10-K for the twelve months ended December 31, 2019, in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations.”

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        (amounts in millions, except
        percentages)
Interest Rate Risk
We have historically invested our cash in a variety of financial instruments, principally money market funds, bank deposits, corporate bonds, municipal bonds, commercial paper and government-related obligations which are subject to interest rate risk and could decline in value if interest rates fluctuate. Our investment portfolio has historically been comprised of marketable debt securities of highly rated financial institutions and investment-grade debt instruments, and we have guidelines to limit the term-to-maturity of our investments. During the second quarter of 2020, we liquidated all of our available-for-sale debt securities to fund the acquisition of Portola. As of September 30, 2020, our investment portfolio primarily consists of money market funds and mutual funds. Based on the type of securities we hold, we do not believe a change in interest rates would have a material impact on our financial statements. If interest rates were to increase or decrease by 1%, the fair value of our investment portfolio would increase (decrease) by an insignificant amount.
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
To achieve a desired mix of floating and fixed interest rates on our term loan, we entered into a number of interest rate swap agreements that qualified for and are designated as cash flow hedges. As of September 30, 2020 we had cash flow hedges with aggregate amounts of approximately 72.4% of our current outstanding term loan covering periods over the next twelve months. If interest rates were to increase or decrease by 1%, interest expense over the next year would increase or decrease by $6.1, based on the unhedged portion of our outstanding term loan as of September 30, 2020.
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
Our monetary exposures on our balance sheet arise primarily from cash, accounts receivable, and payables denominated in foreign currencies. Approximately 39.6% and 39.2% of our net product sales were denominated in foreign currencies for the three and nine months ended September 30, 2020, and our revenues are also exposed to fluctuations in the foreign currency exchange rates over time. In certain foreign countries, we may sell in U.S. dollar, but our customers may be impacted adversely by fluctuations in foreign currency exchange rates which may also impact the timing and amount of our revenue.
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
We currently have a derivative program in place intended to achieve the following: (1) limit the foreign currency exposure of our monetary assets and liabilities on our balance sheet, using contracts with durations of up to 6 months and (2) hedge a portion of our forecasted product sales (in some currencies), including intercompany sales, and certain forecasted expenses using contracts with durations of up to 60 months. The objective of this program is to reduce the volatility of our operating results due to fluctuation of foreign exchange. This program utilizes foreign exchange forward contracts intended to reduce, not eliminate, the volatility of operating results due to fluctuations in foreign exchange rates.
As of September 30, 2020 and December 31, 2019, we held foreign exchange forward contracts with notional amounts totaling $2,292.0 and $3,078.5, respectively. As of September 30, 2020 and December 31, 2019, our outstanding foreign exchange forward contracts had a net fair value of $(13.0) and $2.8, respectively.

We do not use derivative financial instruments for speculative trading purposes. The counterparties to these foreign exchange forward contracts are large domestic and multinational commercial banks. We believe the risk of counterparty nonperformance is not material.
Based on our foreign currency exchange rate exposures as of September 30, 2020, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $109.2. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
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

Item 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting
Other than the item noted below, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In July 2020, the Company acquired Portola. Management is continuing to integrate the Portola internal controls over financial reporting with those of the Company and intends to exclude the internal controls of Portola from its annual assessment of the effectiveness of the Company’s internal control over financial reporting for 2020.

PART II. OTHER INFORMATION

Item 1.LEGAL PROCEEDINGS.

For a discussion of legal matters as of September 30, 2020, see Note 16, “Commitments and Contingencies,” Contingent Liabilities, within our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which is incorporated into this item by reference.

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
Since 2007, our revenue has depended primarily on the sales of SOLIRIS, a C5 complement inhibitor with a 2-week dosing schedule. In December 2018, we obtained our first regulatory approval in the U.S. to sell ULTOMIRIS, a long-acting C5 complement inhibitor, with an 8-week dosing schedule (and we recently obtained approval in the US for a 100mg/mL formulation of ULTOMIRIS). Our C5 complement inhibitors accounted for 85.9% of our total revenues for the fiscal year ended December 31, 2019. Unless we are able to develop or acquire and commercialize new products beyond these C5 complement inhibitors, and/or materially increase sales of STRENSIQ and KANUMA (two additional currently approved products) and ANDEXXA®(another approved product that was obtained through the acquisition of Portola in July 2020), we will remain dependent on sales of SOLIRIS and ULTOMIRIS as a source of our revenue. We expect our revenues for 2020 will continue to depend on our ability to sell our C5 complement inhibitors.
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
If we are not able to maintain revenues from sales of SOLIRIS and ULTOMIRIS, or such revenues decrease, our operating results would be negatively impacted and our ability to fund research and development, commercialize or acquire new products would be harmed, which would limit our ability to diversify our revenue base and our stock price could be adversely affected. In addition, as a result of having our revenue concentrated in SOLIRIS and ULTOMIRIS, our future revenues and results of operations can be significantly harmed by, among other factors, the introduction of one or more biosimilar products or other competitive products that treat the same indications, adverse developments in the commercialization and sale of our C5 inhibitors or a change in reimbursement policies by payers for the C5 complement inhibitors. For example, a biosimilar has been introduced in Russia and a CD19-directed cytolytic antibody treatment and an IL-6R antibody, were both recently approved for NMOSD patients in the US and certain other jurisdictions.
We aim to facilitate the conversion of patients from SOLIRIS to ULTOMIRIS. If we are unable to achieve our conversion objectives, our business may be harmed. In addition, even if we are successful, due to the pricing of ULTOMIRIS, our revenues may decrease unless we are able to increase the number of patients using our C5 inhibitors.
ULTOMIRIS has been approved for patients with PNH and aHUS in certain jurisdictions, including in the U.S., Europe and Japan.
One of our principal business objectives is to facilitate the conversion of PNH and aHUS patients from SOLIRIS to ULTOMIRIS. While clinical trials in PNH patients demonstrated that ULTOMIRIS is non-inferior to SOLIRIS at an 8 week dosing interval (compared to a 2 week dosing interval for SOLIRIS), existing patients taking SOLIRIS for PNH or aHUS and their physicians may decline to switch to ULTOMIRIS. If we are unable to facilitate conversion to ULTOMIRIS prior to the loss of intellectual property or regulatory exclusivities for SOLIRIS, our future revenues could be adversely impacted if we were to face biosimilar competition for SOLIRIS.
We have established what we believe is a globally sustainable and durable pricing strategy for ULTOMIRIS that is intended to facilitate such patient conversions (for example, in the U.S. the cost of current labeled maintenance therapy for ULTOMIRIS for adult PNH patients of average weight, represents on an annual basis an approximate 10% decrease relative to the cost of SOLIRIS). However, in the first year of PNH conversion to ULTOMIRIS, due to the loading doses required, there is an approximate 10% premium to the cost of SOLIRIS. We have also priced ULTOMIRIS for patients with aHUS in the U.S. at a cost relative to the cost of SOLIRIS for patients with aHUS in the U.S. that is approximately 30% less on an annual basis for an average adult patient on maintenance therapy (unlike PNH, the cost in the first year of aHUS conversion to ULTOMIRIS is approximately 20% less than the cost of SOLIRIS). If we achieve our goal of facilitating the conversion of patients from SOLIRIS (which accounted for approximately  $3,946.4, or 79.1%, of our revenues in 2019) to ULTOMIRIS, due to these discounts we anticipate that U.S. revenue attributable to each patient that converts from SOLIRIS to ULTOMIRIS will decrease. In addition, as a result of the decreased cost for ULTOMIRIS relative to SOLIRIS on a per patient basis, in order to maintain or increase C5 complement inhibitor revenues in the future as we succeed in converting patients from SOLIRIS to ULTOMIRIS, we must increase the total number of patients utilizing SOLIRIS, including gMG and NMOSD patients, and ULTOMIRIS.
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
As a result of the COVID-19 pandemic, we expect that we may experience disruptions that could severely impact our business and results of operations, including:
•Government and healthcare policies and federal, state, local or foreign regulations to address the COVID-19 pandemic may adversely affect our sales and revenue. Due to quarantines, travel restrictions, hospital policies and patient concerns regarding exposure to COVID-19, we have observed fewer patient/doctor interactions, we have also noted that the new patient productivity and initiation queue has decreased since the COVID-19 outbreak (particularly in our neurological indications) and our representatives are having fewer in-person visits with health care providers, including for infusion of our products which may affect our sales in the future. A decrease in the demand of our products could cause our cost of goods sold to increase due to expiration of inventory on hand, an increase in manufacturing overhead allocated to inventory sold and other factors. Our net product sales could also be adversely impacted by the negative effects the COVID-19 pandemic has had on the global economy, which could result in (i) an increased number of patients utilizing our patient access programs to receive free drug due to loss of employer-based health insurance, or other factors impacting their ability to afford our medicines; and (ii) patients increasingly seeking Medicaid coverage for our products, which would lead to higher gross-to-net revenue reductions compared to commercial insurance providers. We are monitoring the impacts on our business of the growth in unemployment and loss of commercial insurance coverage and/or growth in Medicaid with higher discounts.
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
•We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical programs and trials. For example, our Phase I and Phase II trials for ALXN1830 had been paused due to COVID-19. Patient dosing and study monitoring may be paused, delayed or temporarily halted (and clinical trial re-start schedules may be delayed beyond the dates we anticipated) due to changes in policies at various clinical sites and federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, or other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues for an extended period of time, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies, or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. Any such disruption could negatively impact the results generated in the trial, the development of our pipeline programs and the timing and probability of paying milestones associated with prior acquisitions and active license agreements (which may lead to litigation over milestone payments).
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
•In accordance with business continuity plans and for the safety of our employees, we have directed most of our personnel to work remotely and we have generally restricted on-site staff to only those personnel and contractors who perform essential activities that must be completed on-site. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.
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
Our commercial success depends on setting a price for our products that will enable us to obtain reimbursement at anticipated levels. Our products are significantly more expensive than traditional drug treatments and almost all patients require governmental payers and/or private third-party payers to pay all or a portion of the cost of our products. There is a significant trend in the health care industry by public and private payers to contain or reduce their costs, including by taking the following steps, among others: decreasing the portion of costs payers will cover, ceasing to provide adequate payment for certain products or not covering certain products at all or requiring use of therapies that are less expensive. If payers implement any of the foregoing (or undertake similar measures) with respect to our products, it would have an adverse impact on our revenue and results of operations.
Our ability to set the price for our products varies significantly from country to country, including in those countries where pricing, coverage, reimbursement or funding of prescription drugs are subject to governmental control. We may be unable to timely or successfully negotiate coverage, pricing and reimbursement on terms that are favorable to us (or at all), or such coverage, pricing and reimbursement may differ in separate regions in the same country. In some countries, the proposed pricing for a drug must be approved before it may be lawfully marketed, which could delay market entry (or, if pricing is not approved, we may be unable to sell at all in a country where we have received regulatory approval for a product). In addition, authorities in some countries impose additional obligations, such as health technology assessments (HTAs), which assess how well a prescription drug works in relation to its cost. U.S. payers are increasingly considering new metrics, including HTAs, as the basis for reimbursement rates. If our products do not meet or surpass these metrics, these payers may not reimburse the use of our products or may reduce the rate of reimbursement for our products and as a result, revenue from such products may decrease. We have, in certain cases, voluntarily elected to reduce prices or establish price caps with payers. For example, in the past we have implemented strategic pricing decisions for STRENSIQ in the U.S. that limit annual treatment costs given weight-based dosing. In addition, in the future, we may implement further price caps on STRENSIQ or on our other products. And while we believe such price caps can provide value in the long term, they result in decreased revenue per patient and we may be unable to increase sales volume for such products in an amount sufficient to maintain revenues commensurate with those prior to implementing the price cap.
In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls on pharmaceutical pricing. On July 24, 2020, the executive branch issued four executive orders intended to address the affordability and accessibility of medicines, including the “Executive Order on Lowering Drug Prices by Putting America First” that directs the US federal government to implement regulations that would require Medicare to benchmark its payments for Medicare Part B and Part D products to a set of "Most Favored Nations." The implementing regulations in connection with these executive orders are pending and, until issued, we are not able to determine the potential impact on our US business and results of operations in the future. Certain states have also proposed measures that are designed to control the costs of pharmaceuticals that they reimburse. If the U.S. (through the federal or state governments), which accounted for approximately  25%  of our revenue in 2019, were to move to a pricing system based on a "Most Favored Nations" model, negotiated prices with Medicare (that may apply to private payers as well) or to an international price index (or similar model) that were to apply to our products, we expect that our revenues for sales in the U.S. would be lower, and potentially materially lower than if the current pricing program remained in place.
Other countries, including many European countries and Canada, have established pricing and reimbursement policies that contain costs by referencing the price of the same or similar products in other countries. In these instances, if coverage or the level of reimbursement is reduced, limited or eliminated in one or more countries, we may be unable to obtain or maintain anticipated pricing or reimbursement in other countries or in new markets. This may create the opportunity for third-party cross-border trade or influence our decision whether to sell a product in one or more countries, thus adversely affecting our geographic expansion plans and revenues. See Note 16, Commitments and Contingencies, to the condensed consolidated financial statements for information about our lawsuit against the Patented Medicine Prices Review Board (PMPRB) to establish that Alexion did not excessively price SOLIRIS in Canada, which uses reference pricing.
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
In countries where patients have access to insurance, their insurance co-payment amounts or other benefit limits may represent a barrier to obtaining or continuing use of our products or adoption of new treatment options, such as ULTOMIRIS and ANDEXXA. The imposition or continuation of the use of these types of limits or barriers by insurers or the imposition of similar limitations or barriers in the future may have an adverse impact on our revenue and results of operations. In some cases, we have financially supported non-profit organizations that assist patients in accessing treatments. Such organizations assist patients whose insurance coverage imposes high co-payment amounts or other expensive financial obligations. Such organizations’ ability to provide assistance to patients is dependent on funding from external sources, and we cannot guarantee that such funding will be provided at adequate levels, if at all. We have also provided our products without charge to patients who have no or limited insurance coverage for drugs. We are not able to predict the financial impact of the support we may provide for these and other charitable purposes; however, substantial support could have a material adverse effect on our profitability in the future.
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
Our other products and product candidates in development and trials are also at risk from biosimilars and generic drugs. Other than SOLIRIS for the treatment of gMG and NMOSD and SOLIRIS and ULTOMIRIS as a treatment for PNH and aHUS, each of our products is currently the only approved drug for the disease(s) the product treats. If a competitive product is approved for sale, including a biosimilar or generic product or other therapy (such as the two non-
C5 therapies approved by certain regulatory authorities, including the FDA, as a treatment for NMOSD), our market share and our revenues could decline, particularly if the competitive product is perceived to be more effective or is less expensive than our product.
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
Our ability to maintain or grow and diversify revenues may be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, if we are unable to gain approval for SOLIRIS and ULTOMIRIS for additional indications, for new routes of administration (subcutaneous delivery) and in new jurisdictions, obtain marketing approval for STRENSIQ, KANUMA and ANDEXXA in additional territories, obtain approval for different dosing regimens (or expansion of indications included in the product label) or acquire or license products and technologies from third parties.
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
We expect that the business environment in which we operate will become increasingly competitive. Currently, certain of our products are the only approved therapies for certain indications they treat. For example, SOLIRIS and ULTOMIRIS are the only approved treatments for PNH and aHUS in the U.S., Europe and Japan. In the future, we expect that SOLIRIS and ULTOMIRIS may compete with new drugs and biosimilars currently in development. Several companies are developing other therapies to treat PNH, aHUS, gMG and NMOSD, and other pharmaceutical companies have publicly stated that they are developing and intend to commercialize a SOLIRIS biosimilar. For example, the FDA and certain other foreign regulatory authorities recently approved a CD19-directed cytolytic antibody and an IL-6R antibody therapy indicated for the treatment of NMOSD in adult patients who are anti-aquaporin-4 antibody positive. The introduction of these and other competitive products may negatively impact our business, including our revenue and profitability. In addition, following the introduction of a SOLIRIS biosimilar in 2019 in Russia for the treatment of PNH and aHUS, we experienced a decrease in revenue from sales of SOLIRIS and expect that Russia will account for a minor portion, if any, of future SOLIRIS revenue as a result of this competitive product. We also believe that the manufacturer of a SOLIRIS biosimilar has commenced the process to obtain regulatory approval to market and sell a SOLIRIS biosimilar in Brazil and Turkey and, if approved, this biosimilar may compete with Soliris in Brazil and Turkey and, like Russia, have an adverse impact on SOLIRIS revenues in Brazil and Turkey. STRENSIQ, KANUMA and ANDEXXA may also experience competition in the future. We are also aware of companies that have initiated or are planning to initiate studies for diseases and conditions that we are also targeting with our product pipeline. Our revenues could be negatively affected if patients or potential patients enroll in our clinical trials or clinical trials of other companies with respect to diseases and conditions that we also target with approved therapies.
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
The majority of our products and product candidates are biologics and the production of such biologic therapeutics that meet all product specification and regulatory requirements is particularly complex. Even slight deviations at any point in the production process may lead to production failures, product recalls and regulatory actions. For example, in 2013 and 2014 we undertook a voluntary recall of SOLIRIS due to the presence of visible particles in a limited number of vials. In addition, because the production process involves the use of materials that are derived from biological sources, the process can be affected by contaminants that could impact those biological micro-organisms. These manufacturing challenges are coupled with the fact that we have limited experience manufacturing commercial quantities of certain of our products (so we or our third party manufacturers may have limited previous experience resolving any issues in connection with the manufacture of certain of our products and any issues may take significant time to remediate or we may be unable to solve any manufacturing problems).  In addition, with our acquisition of Achillion, we also have small molecules in clinical trials and we are planning future clinical trials in new indications and we expect that manufacture of these therapies and compliance with cGMP will pose similar challenges and we have limited experience manufacturing small molecules for clinical trials and for commercial sales.
If we and/or our third party manufacturers and suppliers fail to meet the highly technical requirements/specifications of manufacturing our biologic and small molecule products and our strict quality and control specifications, we (or they) may be unable to manufacture or supply our products. We depend on our third party manufacturers to perform effectively on a timely basis and to comply with regulatory requirements and meet our product specifications. For example, we rely on Lonza owned and operated facilities for the production of a significant portion of our products, including ANDEXXA which we recently acquired, and Lonza has undertaken the construction and operation of new facilities to meet demand for certain of our products (including a new facility that is being qualified for manufacturing in New Hampshire) and these facilities must meet our production requirements and new facilities must be qualified by regulatory authorities before product can be sold. Our failure or the failure of our third-party manufacturers (including the Lonza facility in New Hampshire) to produce sufficient quantities of our products and product candidates or to meet our specifications and quality standards or those standards imposed by regulatory authorities could result in lost revenue, diminish our profitability, delay the development of our product candidates, delay regulatory approval, result in the rejection of our product candidates or result in supply shortages for our patients, which may lead to lawsuits, harm to our reputation or could accelerate introduction of competing products to the market. For example, we experienced unexpected chemistry, manufacturing and control (or CMC) issues with our ALXN 1830 program that resulted in a delay in the clinical trial timeline for that program. We may experience similar CMC issues in the future that may impact marketed products or other clinical trials.
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
Our efforts to bring more of our manufacturing operations under our control present additional risks. We have made significant investments in biologics manufacturing facilities, warehousing, fill-finish and other facilities at our sites in Athlone and Dublin, Ireland and at dedicated sites owned by third parties. We have commenced manufacturing operations at certain of these sites prior to receiving regulatory approval and we have $117.2 of product produced at such sites in inventory as of September 30, 2020. Despite the significant investment we have made in these facilities and operations, we cannot guarantee that we will be able to successfully and timely complete the appropriate validation processes or obtain the necessary regulatory approvals for these and other facilities, that we will be able to perform the intended manufacturing and supply chain services at these facilities for commercial or clinical use or that we will be able to use the product manufactured at these sites. Prior to such time, we may continue to rely on third parties for these services.
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
We currently market and sell our products in the U.S., the EU, Japan and several other territories through a direct sales force. In addition, in order to gain greater efficiencies in our operations, we are implementing a plan pursuant to which certain portions of our international commercial operations have already or will transition to a new operating model in which sales, distribution, marketing and related efforts in designated countries will be conducted by third-parties, and our direct sales and marketing presence will decrease (or be eliminated) in these regions.
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
In addition, through our business development initiatives we have acquired or obtained rights to new technologies, including a therapy to reverse Factor Xa inhibitors, Factor D small molecules and two FcRN platforms (in February 2020, based on data from our Phase I study, we terminated the agreement to co-develop ABY-039 with Affibody, which was the developer of one such FcRN platform), among others. These technologies are intended to diversify our pipeline and revenue base (if products based on these technologies are, where applicable, approved by regulatory authorities), but we have limited experience with these technologies, including developing these therapies, operating clinical trials with these therapies, obtaining regulatory approval and commercializing these assets. If we are unable to successfully bring these products to market and to increase sales of approved medicines in the case of ANDEXXA, we may not be able to diversify our revenue or generate a return on our investments.
Even if we are able to successfully identify and complete acquisitions and other strategic transactions, we may not be able to integrate or take full advantage of them. An acquisition or other strategic transaction may or may not result in short-term or long-term benefits to us (such as our transactions with Affibody and Stealth). A commercial stage product or near-commercial stage product acquired may not result in the revenues that we anticipate or we may be unable to realize expected profits on sales due to expenses related to the manufacturing and/or sales of the commercial product. We may also incorrectly judge the value or worth of an acquired company or business or an acquired or in-licensed product, particularly if the acquired technology is in preclinical trials or early-stage clinical trials. Any therapies we acquire that are pre-clinical or in clinical trials may not result in a commercialized product and any revenues, if the product is commercialized, may not meet our projections or result in generating an adequate return on our investment.
The acquired business of Portola may underperform relative to our expectations, and we may not be able to successfully integrate our existing business with the business of Portola and achieve anticipated synergies.
We completed the acquisition of Portola on July 2, 2020. Through the acquisition, we acquired ANDEXXA, a commercial-stage product that is intended, in part, to diversify our revenue from reliance on C5 inhibitors. The acquired business of Portola may underperform relative to our expectations, which may cause our financial results to differ from our own or the investment community’s expectations, and it may not result in the revenue or generate the operating income in the future that we anticipate. The ultimate success of the acquisition will depend, in part, on Alexion’s ability to successfully combine and integrate the Portola business and realize the anticipated benefits, including synergies, innovation opportunities and operational manufacturing and sales efficiencies, from the acquisition. If we are unable to achieve our objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of Alexion’s common stock may decline. In addition, if the results of the Phase IV post-marketing trial required by the FDA does not meet the safety and efficacy requirements of the FDA, ANDEXXA (the product that generated almost all of Portola’s revenues) may be withdrawn from the market or otherwise subject to regulatory restrictions which may limit the ability to realize expected value from the transaction. Andexanet alfa also received conditional approval in the EU.
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
The financial results of ANDEXXA, and our ability to generate returns on our investment in Portola, will require that we successfully commercialize this product (which received conditional approval from the FDA in early 2019). ANDEXXA utilization will depend, in large part, on access for the therapy at both the institutional level (where adoption will be driven by hospitals and emergency care facilities including ANDEXXA in the approved protocols for care and by ANDEXXA being qualified for adequate reimbursement by payers for use) and at the individual prescriber level (where adoption will be driven by immediate physical access to the product as it will be used in the acute care setting and by acceptance and endorsement of use by individual physicians who will need to be satisfied with, among other things, ANDEXXA's safety and efficacy). In addition, ANDEXXA may not gain expected market acceptance due to, among other reasons: pricing and reimbursement decisions and lower than anticipated usage at facilities and dosing. While we do have experience with obtaining institutional approval for our therapies and promoting acute care products (SOLIRIS and ULTOMIRIS for aHUS) we will need to effectively address the needs of institutions and prescribers, as noted above, in order to increase sales of ANDEXXA.
In order to support potential growth of the business, we will be required to make significant investments in our business operations.
To effectively manage our current and future potential growth, we must continue to effectively enhance and develop our global employee base and our operational and financial processes. Supporting our growth strategy may require significant capital expenditures and management resources, including investments in research, development, sales and marketing, clinical trial capabilities, manufacturing and other areas of our operations. Efforts to advance our product pipeline, including the increased number of clinical trials that are under way or will commence in the future, will require significant expense in the remainder of 2020 and in 2021. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us and we may likely incur substantial expenses in advancing acquired products through development, trials, regulatory approval and to commercialization. We may not have the necessary funds for these capital expenditures and expenses or these funds might not be available to us on acceptable terms, or at all. We may also seek to raise funds by incurring additional indebtedness and selling shares of our capital stock, which could dilute current stockholders’ ownership interest in our company, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in us upon conversion.
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
In addition, we are also conducting clinical trials in therapeutic areas with which we have limited experience (for example, ALXN1840 (WTX101), a therapy for Wilson’s disease), Factor D small molecules, and with technology platforms with which we also have limited experience (for example, humanized monoclonal antibody that inhibits the interaction of FcRn with Immunoglobulin G (IgG) and IgG immune complexes). Further, we plan to initiate a Phase II clinical trial for ALXN2040 in Geographic Atrophy (GA), which is our first clinical trial in opthalmology, an indication with which we have limited experience at Alexion. In addition, we intend to also initiate a proof of concept trial using a Factor D molecule, ALXN2050, in patients with various renal diseases. And we are pursuing trials to expand the label for ANDEXXA to treat additional acute care indications. Each of these clinical trials, and any other trial we commence, require significant financial expenses and operational resources, is subject to the risks highlighted above and the investments we have made in these technologies may not generate the expected returns.
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
Our quarterly revenues, expenses and net income (loss) may fluctuate, even significantly, due to certain risks, including those described in these “Risk Factors” as well as the timing of charges and expenses that we may take, acquisitions and business development transactions (such as the Portola Pharmaceuticals, Achillion Pharmaceuticals, Wilson Therapeutics and Syntimmune acquisitions) and the impact of converting patients from SOLIRIS to ULTOMIRIS (as noted above). We may not be able to sustain or increase profitability on a quarterly or annual basis. Since we have a limited sales and operating history with certain of our products and for new indications of existing products (such as SOLIRIS as a treatment for NMOSD, the 100mg/mL formulation of ULTOMIRIS and ANDEXXA), we may not be able to accurately forecast demand for our products or for new indications and formulations. Product demand and, in the case of conversion to ULTOMIRIS, product preference and conversion, is dependent on a number of factors, many of which are beyond our control. For these reasons, we may not be able to accurately forecast demand for our products. You should not consider our financial performance, including our revenue growth, in recent periods as indicative of our future performance.
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
In addition, we have in the past provided, and expect to continue to provide, financial guidance and anticipated customers for certain indications for future periods and if our actual operating results fail to meet or exceed the guidance that we have previously provided to our investors, our stock price could drop suddenly and significantly. Financial guidance and anticipated customer levels are based on certain assumptions about future performance and such guidance is not a guarantee that the targets set forth will be achieved. In addition, due to the potential impact of COVID-19 on our business, operations and results of operations (including our revenues), the estimates, judgments and inputs required to generate guidance and customer levels are increasingly uncertain and therefore accurately forecasting performance is even more challenging in light of the current health crisis.
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
We initiated our most recent restructuring in the third quarter 2020, which is focused within our commercial organization as part of an initiative intended to redefine our operating model and reallocate resources necessary to align our organization with our diversifying portfolio of new products and strategic objectives. We may undertake additional restructurings in the future. Implementation of a restructuring plan may be costly and disruptive to our business, and we may not be able to obtain the estimated cost savings and benefits that were initially anticipated in connection with a restructuring in a timely manner, or at all. Additionally, as a result of any restructuring, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Reorganization and restructuring can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we fail to achieve some or all of the expected benefits of restructuring, it could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
As of September 30, 2020, the net carrying value of our goodwill and other intangible assets, net totaled $8,157.3. As required by GAAP, we evaluate goodwill and intangible assets for impairment on an annual basis, or as facts and circumstances warrant. We have recorded charges that include inventory write-downs for failed quality specifications or recalls, impairments with respect to investments and acquisitions, fixed assets and long-lived assets, outcomes of litigation and other legal or administrative proceedings, regulatory matters and tax matters, and payments in connection with acquisitions and other business development activities, such as milestone payments. The impairment of tangible and intangible assets may be triggered by developments both within and outside our control. Deteriorating economic conditions, technological changes, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in the use of the assets, adverse clinical results, intensified competition, divestitures, market capitalization declines and other factors may impair our goodwill and other intangible assets.
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
As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. Significant judgment is required in determining our worldwide tax liabilities.  Although we believe our estimates are reasonable at the time made, the final taxes we owe may differ from the amounts recorded in  our financial statements (and such differences may be material). If the IRS, or other taxing authority, disagrees with the positions we take (and such tax authorities have disagreed with certain positions we have taken for prior years, and may do so again the future), we could have additional tax liability, and this could have a material impact on our results of operations and financial position. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in interpretations of tax laws, including pending tax law changes, changes in our manufacturing activities and changes in our future levels of research and development spending.
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
Additionally, our business and marketing methods are subject to the laws and regulations of the countries in which we operate, which may differ significantly from country to country and may conflict with U.S. laws and regulations. The FCPA and anti-bribery laws and regulations in the locations in which we operate our business are extensive and far-reaching, and we must maintain accurate records and control over the activities of our employees, distributors and third party service providers in countries where we operate. We have policies and procedures, and we are committed to continually focusing on our compliance program and we continue to enhance our comprehensive company-wide program and efforts, and these are designed to enhance our business processes, structures, controls, training, talent, and systems across Alexion’s global operations and to help us and our representatives, including our employees and our vendors and distributors, comply with such laws. We cannot, however, guarantee that these policies, programs and procedures will protect us against liability under the FCPA or other anti-bribery laws for actions taken by us, our employees or our representatives. Any determination that our operations or activities are not in compliance with existing laws or regulations, including the FCPA and the UK Anti-Bribery Act, could result in the imposition of fines, civil and criminal penalties, equitable remedies, including disgorgement, injunctive relief, and/or other sanctions against us, and remediation of such findings could have a material and adverse effect on our business operations. In addition, as our international operations expand, we are likely to become subject to new anti-corruption/anti-bribery laws or existing laws may govern our activities in new jurisdictions in which we commence operations. In addition, as we move from a direct sales force to third-party sales force, distributors and marketers in certain countries and regions, we may also have liability under the FCPA and anti-bribery laws and regulations for the actions of these third parties. Although we can impose contractual restrictions on what these third parties are authorized to do on our behalf, we will exercise only limited control over the actions of these third parties but may still face the same liabilities for their actions. Our failure, and the failure of others who we engage to act on our behalf, to comply, with the laws and regulations of the countries in which we operate, or will operate in the future, could materially harm our business.
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
•delays in approving or refusal to approve our products including pending BLAs, NDAs or BLA or NDA supplements for our products or a facility that manufactures our products;
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
In May 2015, we received a subpoena in connection with an investigation by the Enforcement Division of the SEC requesting information related to our grant-making activities and compliance with the FCPA in various countries, including Brazil, Colombia, Japan, Russia and Turkey. In addition, in October 2015, we received a request from the DOJ for the voluntary production of documents and other information pertaining to our compliance with the FCPA. The SEC and DOJ also sought information related to our recalls of specific lots of SOLIRIS and related securities disclosures. DOJ informed us that it closed its inquiry into these matters. We settled the investigation with the SEC in July 2020, and made payment of approximately $21.5 in disgorgement, civil penalties, and pre-judgment interest in connection with the settlement. See Note 16, Commitments and Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on this matter.
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
In addition, while we settled the SEC's investigation in July 2020 as described above (and the DOJ closed its inquiry into these matters), any future determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of a broad range of civil and criminal sanctions against us and certain of our directors, officers and/or employees, including injunctive relief, disgorgement, substantial fines or penalties, imprisonment, and other legal or equitable sanctions, including exclusion from Medicare, Medicaid, and other governmental healthcare programs. In addition, settlement of investigations may lead to additional government actions. For example, following the settlement with the SEC in July 2020, the Ministry of Health in Turkey initiated an investigation regarding the matters referenced in the SEC Order as they relate to the Company’s operations in Turkey between 2010 and 2015. Any attempts to resolve some or all of any such matters in the future may not be successful. If we were to engage in settlement discussions with respect to any current or future investigation or litigation (and we may accrue amounts due to the nature of such discussions), but the matter is not settled, the ultimate resolution may result in monetary or other penalties materially greater or stricter than the amounts or terms that we proposed in discussions (or the amount that we accrued for such matter during negotiations). Additionally, remediation of any such findings resulting from any past or future investigations could have an adverse effect on our business operations, and we could experience interruptions of business, harm to our reputation, debarment from government contracts, loss of supplier, vendor or other third-party relationships, and necessary licenses and permits could be terminated. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Cooperating with and responding to requests for information in connection with past and ongoing investigations, as well as responding to any future U.S., state or foreign governmental investigation or whistleblower lawsuit, has resulted and could continue to result in substantial expenses, and could divert management’s attention from other business concerns and could have a material adverse effect on our business and financial condition and growth prospects.
Our business could be adversely affected by litigation and regulatory enforcement actions.
We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigations (as noted above) and enforcement and other legal actions on a variety of matters in the U.S. or foreign jurisdictions, including,  without limitation, intellectual property, regulatory, product liability, tax and custom/import duties, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, product pricing, employment and other claims and legal proceedings which may arise from conducting our business. We are involved in certain legal proceedings. See Note 16, Commitments and

Contingencies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information on certain of these legal proceedings. In addition, in connection with any acquisitions, we may assume potential liability related to pending legal proceedings of the acquired company. For example, securities class action complaints were filed against Portola and certain officers of Portola alleging violation of the antifraud provisions of the Exchange Act of 1934 and the Securities Act of 1933 due to misrepresentations and omissions in public disclosures concerning sales of andexanet alfa between January 8, 2019 and February 26, 2020. Legal proceedings are inherently unpredictable, and the outcome can result in costly verdicts, fines and penalties, exclusion from federal healthcare programs and/or injunctive relief that affect how we operate our business. Defense of litigation claims can be expensive, time consuming and distracting, and it is possible that we could incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business, which could have a material adverse effect on our product sales, business and results of operations. In addition, product liability is a major risk in testing, selling, using and marketing biotechnology and pharmaceutical products. We may face potential product liability exposure in human clinical trials and for products we sell after regulatory approval. Product liability claims, regardless of their merits, could be costly and divert management’s attention and could adversely affect our reputation and the demand for our products and result in significant monetary liability.
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
Similar efforts to those in the United States, and in some cases even more aggressive efforts, are being taken by governments to control the costs of pharmaceutical drugs and regulate the industry in countries outside the U.S. In these markets outside the U.S., the pricing and reimbursement of pharmaceutical products is subject to direct or indirect governmental control and such government authorities are increasingly attempting to limit or regulate the price of drug products and due to their control over pricing are able to move quickly to implement pricing changes. In certain cases, governments may challenge the price we charge for our products already delivered to patients under applicable regulations in those countries (and if these governments prevail, we could be required to return amounts to the government or the government may take steps in an attempt to claw-back amounts that were previously paid to us and such amounts may be material).
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
Additionally, in response to the ongoing COVID-19 pandemic, we have generally required all employees who are able to work from home to do so until further notice. As a result of these measures, and as our employees continue to work from home and access our systems remotely, we may be subject to heightened information security risks, including the risk of cyber attacks.
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

Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASE OF EQUITY SECURITIES (amounts in millions, except per share amounts)

The following table summarizes our common stock repurchase activity during the third quarter 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2020	—	$—	—	$2,174.7
August 1-31, 2020	0.2	$102.63	0.2	$2,148.0
September 1-30, 2020	0.4	$111.59	0.4	$2,101.1
Total	0.6	$108.16	0.6
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
Item 5.OTHER INFORMATION.
None.

Item 6.EXHIBITS.

(a)Exhibits:

10.1	Confidential Release and Separation Agreement by and between Anne-Marie Law and Alexion Pharmaceuticals, Inc. effective September 26, 2020.

31.1	Certificate of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

32.2	Certificate of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101	The following materials from the Alexion Pharmaceuticals, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Changes in Stockholders' Equity the three and nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXION PHARMACEUTICALS, INC.

	By:	/s/ Ludwig N. Hantson, Ph.D.
Date: October 29, 2020		Ludwig N. Hantson, Ph.D. Chief Executive Officer (principal executive officer)

	By:	/s/ Aradhana Sarin, M.D.
Date: October 29, 2020		Aradhana Sarin, M.D. Executive Vice President and Chief Financial Officer (principal financial officer)